Form 10-Q
period 1996-03-31
COMPUTER CONCEPTS CORP /DE
filed 1996-06-07
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q
(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996
                                       OR

[ ]            TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        For the transition period from to
                          Commission File No. 0 - 20660

                             COMPUTER CONCEPTS CORP.
             (Exact name of registrant as specified in its charter)


                  Delaware                                11-2895590
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)               Identification  No.)


          80 Orville Drive, Bohemia, N.Y.                    11716
      (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code     (516) 244-1500


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     The number of shares of $.0001 par value stock outstanding as of June 6, 1996 was: 64,433,609

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                                      INDEX




PART I -  FINANCIAL INFORMATION                                     Page

     Condensed Consolidated Balance Sheets
       as of March 31,1996 and December 31, 1995                       1

     Condensed Consolidated Statements of Operations
       For the Three Months Ended March 31,1996 and 1995               2

     Condensed Consolidated Statements of Cash Flows
       For the Three Months ended March 31,1996 and 1995               3

     Notes to Condensed Consolidated Financial Statements            4-9

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         10-12



PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                        13

     Item 2. Changes in Securities                                    13

     Item 3. Defaults Upon Senior Securities                          13

     Item 4. Submission of Matters to a Vote of Security Holders   13-14

     Item 5. Other Information                                        14

     Item 6. Exhibits and Reports on Form 8-K                         14

     Signatures                                                       14

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   as of March 31, 1996 and December 31, 1995
                       (in thousands, except share data)

                                                 March 31,      December 31,
                     ASSETS                        1996            1995
                     ------                      ---------      ------------
                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $   3,166        $    579
  Accounts receivable, net of allowance
    for doubtful accounts of $388 and
    $539 in 1996 and 1995,  respectively             3,073           4,475
  Advances to  officers                                391             385
  Inventories                                          101             123
  Prepaid expenses and other current assets            542             431
                                                 ---------       ---------
       Total current assets                          7,273           5,993

INSTALLMENT ACCOUNTS RECEIVABLE,
   due after one year                                 769              -

PROPERTY AND EQUIPMENT, net                         1,478            1,579

SOFTWARE COSTS, net (including $450
   held for sale)                                   2,690            2,950

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
   ACQUIRED, net of accumulated amortization
   of $ 1,603  and $1,369 in 1996 and 1995,
   respectively                                    5,323            5,425

OTHER ASSETS                                         140              134
                                               ---------        ---------
                                                $ 17,673         $ 16,081
                                               =========        =========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses       $  5,658          $ 4,047
   Current portion of long-term debt                378              359
   Deferred revenues                              4,358            4,585
                                              ---------        ---------
       Total current liabilities                 10,394            8,991

DEFERRED REVENUES                                   943              281

LONG-TERM DEBT                                    2,702              800

COMMON STOCK SUBJECT TO REDEMPTION                4,000            4,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
   Common stock, $.0001 par value;
   150,000,000 authorized; 59,583,000 shares
   in 1996 and 57,475,000 shares in 1995
   issued and outstanding                            6                6
   Additional paid-in capital                   54,191           52,406
   Accumulated deficit                         (54,563)         (50,403)
                                              --------         --------
      Total shareholders'(deficit) equity         (366)           2,009
                                              --------         --------
                                              $ 17,673         $ 16,081
                                              ========         ========

           See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      For the Three Months Ended March 31,
                     (in thousands, except per share data)

                                                    1996         1995
                                                    ----         ----

REVENUES:
  Software licenses and support                   $ 4,109      $ 4,108
                                                 --------     --------
COSTS AND EXPENSES:
  Cost of revenues and technical support            1,334        1,847
  Research and development                            354          240
  Sales and marketing                               1,927        2,548
  General and administrative                        1,817        1,683
  Amortization and depreciation                       762          728
  Unusual charges                                   2,075           -
                                                 --------     --------
                                                    8,269        7,046
                                                 --------     --------
NET LOSS                                          $(4,160)     $(2,938)
                                                 ========     ========
NET LOSS PER SHARE                                 $ (.07)      $ (.08)
                                                 ========     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         58,211       36,487
                                                 ========     ========

       See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      For the Three Months Ended March 31,
                                 (in thousands)


                                                     1996         1995
                                                     ----         ----

OPERATING ACTIVITIES:

Net loss                                         $ (4,160)     $ (2,938)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization:
        Software costs                                366           243
        Property and equipment                        160           159
        Excess of cost over fair value of
           net assets acquired                        234           326
        Other                                           2            -
    Common stock issued for services                  305            -

Changes in operating assets and liabilities:
    Accounts receivable                             1,402            (3)
    Installment accounts receivable,
        due after one year                          (769)           -
    Inventories                                        22          (230)
    Prepaid expenses and other current assets        (111)         (138)
    Other assets                                       (6)           58
    Accounts payable and accrued expenses           1,698         1,250
    Deferred revenue                                  435          (221)
                                                 --------      --------
       Net cash used in operating activities        (422)        (1,494)
                                                 --------      --------
INVESTING ACTIVITIES:
    Capital  expenditures                             (59)         (308)
    Additional consideration for
        Softworks acquisition                        (176)         (113)
    Capitalization of software development costs     (104)          (60)
    Net change in  advances to officers                (6)          174
                                                 --------      --------
        Net cash used in investing activities        (345)         (307)
                                                 --------      --------
FINANCING ACTIVITIES:
    Net proceeds from sales of common stock
        and options                                 1,733         1,293
    Net change in long-term debt                    1,621           177
                                                 --------      --------
    Net cash provided by financing activities       3,354         1,470
                                                 --------      --------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                     2,587          (331)
CASH AND CASH  EQUIVALENTS, beginning of period       579           501
                                                 --------      --------
CASH AND CASH  EQUIVALENTS, end of period         $ 3,166         $ 170
                                                 ========      ========

       See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

For the Three Months Ended March 31, 1996 and 1995

1.     INTERIM FINANCIAL INFORMATION

The condensed consolidated balance sheet as of March 31, 1996, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1996, and 1995, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1995, consolidated financial statements.

2.     BUSINESS MATTERS AND LIQUIDITY

Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments, and systems management software products for corporate mainframe data centers.

The Company has incurred consolidated net losses of $4,160,000 for the three months ended March 31, 1996, and cumulative net losses of $54,563,000 through March 31, 1996. As of March 31, 1996, the Company's current liabilities exceeded its current assets by $3,121,000 and approximately $730,000 of accounts payable were past due. The Company is not experiencing difficulty in obtaining trade credit with customary terms from its vendors. Further, the Company has accrued and recorded as an unusual charge in the March 31, 1996, condensed consolidated financial statements, $2,075,000 for a proposed settlement of a class action suit, wherein $2,000,000 worth of the Company's common stock will be placed in escrow and $75,000 will be paid in cash. See Note 5d to the condensed consolidated financial statements. During the three month period ended March 31, 1996, net cash used in operating activities totaled $422,000, consisting primarily of an operating net loss of $4,160,000, net of depreciation and amortization of $762,000, common stock issued for services of $305,000, and a net change in operating assets and liabilities of $2,671,000. In addition, net cash used in investing activities of $345,000 consisted primarily of software development costs, $104,000, the purchase of fixed assets, $59,000, and additional consideration paid in connection with the Softworks, Inc. acquisition, $176,000.

The Company does not maintain a credit facility with any financial institution. These uses of cash have been essentially funded through the issuance of the Company's common stock as well as cash generated from Softworks, Inc. Although the Company's liquidity position at March 31, 1996, has been adversely affected by the aforementioned factors, equity placements during the three months then ended, have mitigated these factors. During the three months ended March 31, 1996, net proceeds from the sale of common stock and options were $1,733,000. In addition, the Company received approximately $1,700,000 (net of commissions and fees) from the sale of convertible debentures.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995

2.     BUSINESS MATTERS AND LIQUIDITY   (continued)
Subsequent to March 31, 1996, the Company received approximately $5,505,000 from the sale of additional convertible debentures. The Company believes that these additional cash infusions will enable it to adequately maintain its operations at least through September 30, 1997. At May 31, 1996, the Company had cash and cash equivalents of approximately $7,438,000. Ultimately, however, positive cash flows from operations will be necessary in order to curtail the Company's reliance on equity placements.

To achieve positive cash flows from operations, management initiated during 1995, a series of cost saving measures, some of which include, wherever possible, reductions in staffing, advertising, the use of outside consultants and marketing costs. The Company has continued these measures in 1996. Further, the Company has substantially closed down its DBopen product line. During 1995, the Company significantly curtailed the Superbase operations, and, in April, 1996, ceased Superbase operations by selling off this technology. Subsequent to March 31, 1996, the Company was awarded a three year contract wherein New York State may license the use of d.b.Express . During 1995, the Company entered into development or license agreements with Oracle, IBM, Dell Computers and Information Builders, Inc., and a sales and marketing agreement with Perot Systems Corporation. The above referenced agreements and contract do not contain any sales commitments.

Management's plans are centered on the successful exploitation of the Company's d.b.Express product. To date, revenues from current versions of d.b.Express from such agreements have been insignificant. Management expects that future revenues will support the carrying value of the capitalized software development costs related to d.b.Express of $1,140,000 at March 31, 1996. Management believes that the successful implementation of the cost saving measures and the planned exploitation of its d.b.Express technology will eventually enable the Company to achieve positive cash flows from operations. The long-term success of the Company, under its existing business plan, is dependent upon the Company's ability to generate material d.b.Express sales revenues.

Subsequent to March 31, 1996, the Company signed an agreement to sell the technology of its Superbase subsidiary for $450,000, with $200,000 paid at closing and five monthly payments of $50,000, commencing June 10, 1996. Such proceeds approximated the carrying value of the underlying software costs. Certain liabilities, as of the closing, remain the responsibility of the subsidiary.

The Company has signed a Letter of Intent pertaining to the sale of one of its wholly-owned subsidiaries, Maplinx, Inc. ("Maplinx"). Financial information pertaining to this wholly-owned subsidiary as of and for the three months ended March 31, 1996, and as of and for the year ended December 31, 1995, is summarized below:


                                       March 31,1996    December 31, 1995
                                       -------------    -----------------

Current  Assets:                        $  788,000         $  831,000
Total Assets:                            1,405,000          1,520,000
Current Liabilities:                       920,000            949,000
Total Liabilities:                         932,000            963,000
Net Assets:                                473,000            557,000
Net  Revenues:                             864,000          3,780,000
Net Loss:                                   83,000            508,000


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               For the Three Months Ended March 31, 1996 and 1995

2.     BUSINESS MATTERS AND LIQUIDITY   (continued)
There can be no assurances that the Company will be successful in its attempt to sell the net assets of this wholly-owned subsidiary.

In connection with the 1993 acquisition of Softworks, Inc. ("Softworks") the Company is required to make additional contingent purchase consideration payments to two of Softworks' former shareholders based upon certain product revenues for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through March 31, 1996, the Company incurred a liability of $537,000, (of which $496,000 has been paid) to the non-employee former shareholders, which has been treated as additional consideration in connection with the acquisition and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition. No other contingent payments have been made under the terms of this agreement.

In June, 1994, the Company completed the purchase of the Superbase product technology and certain related assets from Software Publishing Corp. ("SPC") in exchange for 2,031,175 shares of the Company's restricted stock, valued at approximately $4,000,000, and $75,000 in cash. SPC received a valuation guarantee for the stock issued, and will be permitted to sell such stock in an orderly manner over a twelve month period following registration, which was originally required to be completed before December 31, 1994. The agreement provided that should such registration statement not be effective by December 31, 1994, SPC, at its option, could require the Company to repurchase the shares issued for the amount of the valuation guarantee.

On January 19, 1995, SPC and the Company entered into an extension agreement whereby the Company was given an extension to file the registration statement to February 15, 1995. In exchange for that extension, the Company agreed to pay SPC $560,000 (the "Penalty Amount"), payable $300,000 in cash in three monthly installments, and $260,000 in additional shares of Company common stock. These additional shares also have a valuation guarantee. As a result of the Company's failure to meet the December 31, 1994, registration statement filing deadline, the Company recorded the Penalty Amount as an unusual charge in the December 31, 1994, consolidated statement of operations. As of March 31, 1996, the Company has paid $100,000 of the required $300,000 cash penalty amount. The extension agreement included a provision that if the Company did not meet the February 15, 1995 deadline, and the registration was not completed by May 31, 1995, SPC would be entitled to either of the following (at SPC's option): (i) the payment of an additional penalty payment equal to $638,400 payable equally in cash and Company common stock, or (ii) the repurchase of the shares as provided for in the agreement. The Company did not meet the May 31, 1995, requirement and SPC has not exercised its option for either the additional penalty payment of $638,400 or the repurchase of the shares by the Company as provided in the agreement. Accordingly, the Company recorded an additional penalty of $638,400 as an unusual charge in the 1995 consolidated statement of operations.

The stock issued to SPC is included in the accompanying balance sheet as "Common Stock Subject to Redemption" which is classified as debt in the event the Company is required to repurchase the shares at the guaranteed price. In the event of a valid exercise by SPC to require the Company to repurchase the shares, the obligation would be payable in two equal installments of $2,000,000, the first of which would be due upon the closing of the repurchase transaction and the second installment would be payable one year later.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995

2.     BUSINESS MATTERS AND LIQUIDITY  (continued)
In the event of a valid exercise by SPC, wherein the Company was required to repurchase the stock, it has received a firm commitment from a third party to purchase, at market value, $2,000,000 of the holder's stock.

The Company is a defendant in several lawsuits and class action claims as described in Note 5d. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the lawsuits and claims, and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of the claims, which could have a material adverse effect on the consolidated financial position and results of operations of the Company. Accordingly, except as expressly discussed herein the financial statements do not reflect any adjustments that might result from the ultimate outcome of these litigation matters.


3.     RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.


4 SHAREHOLDERS' EQUITY

a.   Authorized Common Shares

     On March 20, 1996, the shareholders of the Company approved an increase in the number of authorized common shares from 60,000,000 to 150,000,000.

b.   Sales of Common Stock

     During the three month period ended March 31, 1996, the Company consummated sales of restricted common stock under various private placement agreements. Proceeds raised from these sales aggregated $1,733,000, net of offering commissions and expenses estimated to be $297,000. A total of 1,015,000 shares were sold at a price of $2.00 per share. An additional $1,700,000 (net of commissions and expenses of approximately $300,000) was raised from the sale of 13% subordinated convertible debentures. Such debentures, with a principal amount of $2,000,000 mature on March 5, 1998, and are convertible, at the option of the holder, into the restricted common stock of the Company at a conversion rate of 67.5% of the average of the five business days closing bid price immediately preceding the conversion. Any unpaid interest is payable in cash. As of the filing date, $2,000,000 of such debentures have been converted into the Company's common stock, and has, accordingly, increased the Company's shareholders' equity by $2,000,000. Subsequent to March 31, 1996, the Company received approximately $5,505,000 from the sale of additional convertible debentures.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995

4.     SHAREHOLDERS' EQUITY   (continued)


     c.     Stock Option Plans

     On March 20, 1996, the Company's shareholders approved the termination of the 1993 Stock Option Plan (the "Employees' Plan"), the 1993 Directors, Officers and Consultants Stock Option Plan (the "DOC Plan"), and the 1993 Prior Services Stock Option Plan (the "Prior Services Plan") and the adoption of the 1995 Stock Incentive Plan (the "1995 Incentive Plan"). Further, the Company's shareholders also approved the Outside Director Stock Option Plan (the "Director Plan"). Directors of the Company who are not full-time employees of the Company are eligible to participate in the Director Plan.


5.     COMMITMENTS AND CONTINGENCIES

a.     Contingent Consideration

     In connection with the 1993 acquisition of Softworks, the Company is required to make additional payments to two of Softworks' former shareholders, based upon certain product revenues for the years 1995 through 1998, up to an aggregate maximum of $2,000,000. $496,000, treated for accounting purposes as additional consideration, has been paid thus far through March 31, 1996.

b.     Employment Agreements

     The Company has entered into various employment agreements with certain key employees of Softworks and Maplinx for base compensation aggregating $440,000 per year. These agreements expire at various times in 1996 and would be automatically renewed for succeeding terms of one year unless the Company, or the employee, gives written notice.

c.   Registration Statements/Restricted Securities

     The Company has used restricted common stock for the purchase of certain companies and has sold restricted common stock in private placements. At March 31, 1996, 17,437,000 shares of restricted common stock are issued and outstanding, exclusive of shares which may be issued in connection with acquisition related valuation guarantees or stock related valuation guarantees. The Company is in the process of registering these shares.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995

5.   COMMITMENTS AND CONTINGENCIES   (continued)

d.   Legal Matters

     The Company has tentatively agreed to a settlement of a class action suit known as Cosmas v. DelGiorno, Jr., et al., which is pending in the United States District Court for the Eastern District of New York. Pursuant to the terms of the proposed agreement, the Company will deliver common stock, valued at $2,000,000 into escrow (the "Escrow Shares") upon execution of the stipulation of settlement and entry of the preliminary order by the court. In addition, the Company will pay $75,000 in cash. After entry of the preliminary order, the agreement will be subject to final court approval of the settlement following notice to the members of the class and a settlement hearing. If the Escrow Shares have a value of less than $2,000,000, as of the day of the settlement hearing, as determined by the average closing price of Computer Concepts stock, as reported in the Wall Street Journal, for the ten consecutive trading days preceding the settlement hearing, then the Company shall be required to issue additional shares, up to an amount equal to the original number of Escrow Shares, to provide for a value of $2,000,000. The Company is in the process of negotiating the final terms of the stipulation of settlement with plaintiff's counsel and the terms of such settlement will remain tentative until execution of the stipulation of settlement. The Company continues to deny any wrongdoing with respect to this action and seeks to settle this action to avoid further substantial expense, risk, and inconvenience.

     In July, 1995, the Company received notice of an action alleging the Company had not used its best efforts to register warrants to purchase 500,000 shares of the Company's common stock within 30 days from written notice to the Company, pursuant to a financial consulting agreement. The Company has maintained that it has always used, and continues to use its best efforts to cause the registration of those warrants to occur. However, to avoid the expense and resolve the uncertainties of litigation, the matter was originally settled by including 385,000 warrants in the Company's pending registration statement, with the balance of 115,000 warrants being canceled. As the pending registration statement has not been amended as of April 15, 1996, the plaintiff has the right to reinstitute this suit. The Company is unable to predict the ultimate outcome of this suit and accordingly, no adjustment has been made in the consolidated financial statements for any potential losses.

     In July, 1995, the Company and certain officers received notification that they have been named as defendants in a class action claim in regard to announcements and statements regarding the Company's business and products. During August and September, 1995, four additional, substantially identical, class action claims were made. In November, 1995, the five complaints were consolidated into one action. To date, no class action has been certified, and no damages have been specified in any of these class action claims. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the claims and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of these claims, which could have a material adverse impact on the consolidated financial position and results of operations of the Company, and accordingly, no adjustment has been made for any potential losses.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 1996 and 1995

Results of Operations

Three Months Ended March 31, 1996 Compared with March 31, 1995
- - ---------------------------------------------------------------

Revenues for the quarter ended March 31, 1996, of $4,109,000 were virtually the same as the three months ended March 31, 1995, amount of $4,108,000. For the quarter ending March 31, 1996, sales at Softworks increased by $862,000, while decreasing at Maplinx - $215,000, and Superbase - $429,000. CCEL (which ceased operations in 1995) accounted for a $234,000 reduction in sales.

The cost of revenues and technical support has decreased by $513,000 to $1,334,000 for the period ended March 31, 1996 from $1,847,000 for the prior year first quarter. The principal factors for this decrease include the elimination of certain subsidiaries and product lines, as well as various reductions in overhead.

Research and development costs rose approximately $114,000, due in part, to increases incurred in further developing d.b.Express technology.

Sales and marketing expenses decreased approximately $621,000 from the first quarter of the prior year primarily as a result of the elimination of certain subsidiaries and product lines.

General and administrative costs increased $134,000 to $1,817,000 for the three months ended March 31, 1996, when compared to the three months ended March 31, 1995. Factors contributing to the increase were costs attributable to the annual shareholders meeting, accrued late registration costs and accrued consulting fees.

See Notes 2 and 5d to the condensed consolidated financial statements for discussions relating to unusual charges incurred during the three months ended March 31, 1996.

Financial Condition and Liquidity
- - ---------------------------------

     The Company has incurred consolidated net losses of $4,160,000 for the three months ended March 31, 1996, and cumulative net losses of $54,563,000 through March 31, 1996. As of March 31, 1996, the Company's current liabilities exceeded its current assets by $3,121,000 and approximately $730,000 of accounts payable were past due. The Company is not experiencing difficulty in obtaining trade credit with customary terms from the vendors. Further, the Company has accrued and recorded as an unusual charge in the March 31, 1996, condensed consolidated financial statements $2,075,000 for a proposed settlement of a class action suit, wherein $2,000,000 worth of the Company's common stock will be placed in escrow and $75,000 will be paid in cash. See Note 5d to the condensed consolidated financial statements. During the three month period ended March 31, 1996, net cash used in operating activities totaled $422,000, consisting primarily of an operating net loss of $4,160,000, net of depreciation and amortization of $762,000, common stock issued for services of $305,000, and a net change in operating assets and liabilities of $2,671,000. In addition, net cash used in investing activities of $345,000 consisted primarily of software development costs, $104,000, the purchase of fixed assets, $59,000, and additional consideration paid in connection with the Softworks, Inc. acquisition, $176,000.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 1996 and 1995

Financial Conditions and Liquidity (continued)
- - ------------------------------------------------

The Company does not maintain a credit facility with any financial institution. These uses of cash have been essentially funded through the issuance of the Company's common stock as well as cash generated from Softworks, Inc. Although the Company's liquidity position at March 31, 1996, has been adversely affected by the aforementioned factors, equity placements during the three months then ended, have mitigated these factors. During the three months ended March 31,1996, net proceeds from the sale of common stock and options were $1,733,000. In addition, the Company received approximately $1,700,000 (net of commissions and fees) from the sale of convertible debentures. Subsequent to March 31, 1996, the Company received approximately $5,505,000 from the sale of additional convertible debentures. The Company believes that these additional cash infusions will enable it to adequately maintain its operations at least through September 30, 1997. At May 13, 1996, the Company had cash and cash equivalents of approximately $8,225,000. Ultimately, however, positive cash flows from operations will be necessary in order to curtail the Company's reliance on equity placements.

     To achieve positive cash flows from operations, management initiated during 1995, a series of cost saving measures, some of which include, wherever possible, reductions in staffing, advertising, the use of outside consultants and marketing costs. The Company has continued these measures in 1996. Further, the Company has substantially closed down its DBopen product line. During 1995, the Company significantly curtailed the Superbase operations, and, in April, 1996, ceased Superbase operations by selling off this technology. During the quarter ended March 31, 1996, the Company was awarded a three year contract wherein New York State may license the use of d.b.Express . During 1995, the Company entered into development or license agreements with Oracle, IBM, Dell Computers and Information Builders, Inc., and a sales and marketing agreement with Perot Systems Corporation. The above referenced agreements and contract do not contain any sales commitments.

     Management's plans are centered on the successful exploitation of the Company's d.b.Express product. To date, revenues from current versions of d.b.Express from such agreements have been insignificant. Management expects that future revenues will support the carrying value of the capitalized software development costs related to d.b.Express of $1,140,000 at March 31,1996. Management believes that the successful implementation of the cost saving measures and the planned exploitation of its d.b.Express technology will eventually enable the Company to achieve positive cash flows from operations. The long-term success of the Company, under its existing business plan, is dependent upon the Company's ability to generate material d.b.Express sales revenues.

     Softworks sells perpetual and fixed term licenses for its mainframe products, for which extended payment terms of three to five years may be offered. In the case of extended payment term agreements, the customer is contractually bound to equal annual fixed payments. The first year of post contract customer support, (PCS) is bundled with standard license agreements. In the case of extended payment term agreements, PCS is bundled for the length of the payment term. Thereafter, in both instances, the customer may purchase PCS annually. At March 31, 1996, the amount of such future receivables extending beyond one year was approximately $769,000, and is included in installment accounts receivable, due after one year and deferred revenues.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 1996 and 1995

Financial Conditions and Liquidity   (continued)
- - ------------------------------------------------

Subsequent to March 31, 1996, the Company signed an agreement to sell the technology of its Superbase subsidiary for $450,000, with $200,000 paid at closing and five monthly payments of $50,000, commencing June 10, 1996. Such proceeds approximated the carrying value of the underlying software costs. Certain liabilities for this subsidiary remain the responsibility of the Company.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
               For the Three Months Ended March 31, 1996 and 1995


Item 1.  Legal Proceedings

  See Note 5d to the Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

  At the Company's annual shareholders meeting, held March 20, 1996, the shareholders of the Company elected the individuals identified below as the Company's Board of Directors. Their terms expire at the next annual shareholders meeting.

  Daniel DelGiorno, Jr., Daniel DelGiorno, Sr. Russell Pellicano, Jack S. Beige, Esq., Augustin Medina.

  The tabulation of the results of the shareholder's vote was 48,206,641 - For; 80,874 - Against; and 668,863 Abstaining, with minimal non material additional abstentions regarding each nominee.

  A proposal to amend the Certificate of Incorporation to provide for a classified Board of Directors failed to gain approval by the vote of:
  23,777,702 - For; 2,973,360 - Against; and 314,905 Abstained.

  A proposal to amend the Company's Certificate of Incorporation to authorize an increase in the authorized capital from 60,000,000 to 150,000,000 shares of common stock par value $0.0001 per share was approved according to the following vote: 47,058,380 - For; 2,421,748 - Against; and 166,737 -
  Abstaining.

  A proposal to amend the Company's Certificate of Incorporation to authorize 1,000,000 shares of Preferred Stock failed to pass by a vote of 23,248,016 - For; 3,450,265 - Against; and 367,606 Abstaining.

  A proposal to terminate the 1993 Stock Plan and adopt the 1995 Stock Incentive Plan and approve certain grants under the new plan was approved by the vote of: 27,282,984 - For; 2,754,256 - Against; and 750,808 - Abstaining.

  A proposal to adopt the Outside Director Stock Option Plan was approved by the vote of: 26,374,169 - For; 2,958,755 - Against; and 602,814 Abstaining.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
               For the Three Months Ended March 31, 1996 and 1995


Item 4.  Submission of Matters to a Vote of Security Holders   (continued)

  A proposal to ratify the appointment by the Board of Directors of Grant Thornton LLP as the Company's independent certified public accounting firm for fiscal 1996, was approved according to the following vote:
  48,215,340 - For; 495,435 - Against; and 365,490 Abstaining.

Item 5.  Other Information

  Not applicable

Item 6. Exhibits and Reports on Form 8-K

  Not applicable.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMPUTER CONCEPTS CORP.
/s/Daniel DelGiorno Sr.
Daniel DelGiorno Sr.             Chief Executive Officer,      June 6, 1996
- - -----------------------          Director

/s/George Aronson
George Aronson                   Chief Financial Officer       June 6, 1996
- - -----------------------