Form 10-Q
period 1996-06-30
COMPUTER CONCEPTS CORP /DE
filed 1996-08-19
CIK 879703

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 1996
                                OR

                             [   ]
        TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934



                       For the transition period from to
                          Commission File No. 0 - 20660
                             COMPUTER CONCEPTS CORP.
             (Exact name of registrant as specified in its charter)


            Delaware                                 11-2895590
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification  No.)


       80 Orville Drive, Bohemia, N.Y.                   11716
   (Address of principal executive offices)           (Zip Code)


Registrant s telephone number, including area code     (516) 244-1500


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [  ]


     The number of shares of $.0001 par value stock outstanding as of August 8, 1996 was: 73,401,000

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                                      INDEX




PART I -  FINANCIAL INFORMATION                               Page
                                                              ----

  Condensed Consolidated Balance Sheets
  as of June 30, 1996 and December 31, 1995                    1

  Condensed Consolidated Statements of Operations
  For theThree and Six Months Ended June 30, 1996 and 1995     2

  Condensed Consolidated Statements of Cash Flows
  For the Six Months ended June 30, 1996 and 1995              3

  Notes to Condensed Consolidated Financial Statements       4 -11

  Management s Discussion and Analysis of Financial
  Condition and Results of Operations                       12 - 15

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                    16

  Item 2. Changes in Securities                                16

  Item 3. Defaults Upon Senior Securities                      16

  Item 4. Submission of Matters to a Vote of Security Holders  16

  Item 5. Other Information                                    16

  Item 6. Exhibits and Reports on Form 8-K                     16

  Signatures                                                   17

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of June 30, 1996 and December 31, 1995
                        (in thousands, except share data)

                                                  June 30,      December 31,
ASSETS                                              1996            1995
                                                 (Unaudited)    ------------
                                                 -----------
                           CURRENT ASSETS:
 Cash and cash equivalents                          $  6,577       $   579
 Accounts receivable, net of allowance
    for doubtful accounts of $413 and
    $539 in 1996 and 1995,  respectively               4,382         4,475
 Advances to  officers                                   467           385
 Inventories                                              69           123
 Prepaid expenses and other current assets               735           431
                                                    --------      --------
     Total current assets                             12,230         5,993

INSTALLMENT ACCOUNTS RECEIVABLE, due after
   one year                                              944          -
PROPERTY AND EQUIPMENT, net                            1,447         1,579

SOFTWARE COSTS,  net (including $450 held for
    sale at December 31, 1995)                         1,990         2,950

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
    ACQUIRED, net of accumulated amortization
    of $1,841  and $1,369 in 1996 and 1995,
    respectively                                       5,178         5,425

OTHER ASSETS                                             377           134
                                                    --------      --------
                                                    $ 22,166      $ 16,081
                                                    ========      ========

               LIABILITIES AND SHAREHOLDERS  (DEFICIT) EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses            $  4,150       $ 4,047
   Current portion of long-term debt                     374           359
   Deferred revenues                                   5,231         4,585
                                                    --------      --------
      Total current liabilities                        9,755         8,991

DEFERRED REVENUES                                      1,195           281

LONG-TERM DEBT                                         3,753           800

COMMON STOCK SUBJECT TO REDEMPTION                     3,000         4,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS  (DEFICIT) EQUITY:

   Common stock, $.0001 par value; 150,000,000
   shares authorized; 69,329,000 shares in 1996
   and 57,475,000 shares in 1995 issued and
   outstanding                                             6             6

   Additional paid-in capital                         61,806        52,406

   Accumulated deficit                               (57,349)      (50,403)
                                                    --------      --------
      Total shareholders equity                        4,463         2,009
                                                    --------      --------
                                                    $ 22,166      $ 16,081
                                                    ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
        For the Three Months and Six Months Ended June 30, (in thousands, except per share data)

                               Three Months Ended       Six Months Ended
                                     June 30,               June 30,
                               -------------------      -----------------
                                  1996      1995         1996      1995
                                  ----      ----         ----      ----

REVENUES:
Software licenses and support   $ 3,722   $ 3,610      $ 7,831   $ 7,718
                                -------   -------      -------   -------
COSTS AND EXPENSES:
  Cost of revenues and technical
    support                       1,282     1,609        2,616     3,457
  Research and development          322       355          676       595
  Sales and marketing             2,448     2,412        4,375     4,960
  General and administrative      1,677     2,599        3,494     3,841
  Amortization and depreciation     779       752        1,541     1,920
  Unusual charges                    -      1,077        2,075     1,077
                                -------   -------      -------   -------
                                  6,508     8,804       14,777    15,850
                                -------   -------      -------   -------
NET LOSS                        $(2,786)  $(5,194)     $(6,946)  $(8,132)
                                =======   =======      =======   =======
NET LOSS PER SHARE               $(0.04)   $(0.12)      $(0.11)   $(0.20)
                                =======   =======      =======   =======
WTD. AVG.COMMON SHARES
   OUTSTANDING                   65,136    43,082       61,642    39,785
                                =======   =======      =======   =======

            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        For the Six Months Ended June 30,
                                 (in thousands)

                                                     1996          1995


OPERATING ACTIVITIES:
Net loss.......................................     $(6,946)     $(8,132)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization:
          Software costs ......................         729          935
          Property and equipment ..............         336          319
          Excess of cost over fair value of net
              assets acquired..................         472          683
          Other  ..............................           4           -
    Common stock issued for services...........         305          815
    Non-cash unusual charges...................       2,000        1,077
Changes in operating assets and liabilities:
     Accounts receivable ......................          94          232
     Installment accounts receivable, due after
          one year ............................        (944)         -
     Inventories ..............................          54          (13)
     Prepaid expenses and other current assets.        (108)         156
     Other assets .............................        (243)          29
     Deferred revenue .........................         192         (211)
    Accounts payable and other accrued
          expenses ............................       1,561           (9)
                                                     -------      -------
         Net cash used in operating activities.      (2,494)      (4,119)
                                                     -------      -------

INVESTING ACTIVITIES:
     Capital expenditures .....................        (204)        (360)
     Additional consideration for Softworks
          acquisition .........................        (269)        (200)
     Proceeds from the sale of technology .....         250          -
     Capitalization of software development
          costs ...............................        (218)        (585)
     Net change in advances to officers .......         (82)        (288)
                                                     -------      -------
         Net cash used in investing activities.        (523)      (1,433)
                                                     -------      -------
FINANCING ACTIVITIES:
    Net proceeds from sales of common stock
        and options and convertible debentures.       9,201        8,431
    Other loans payable .......................          -           102
    Net change in long term debt ..............        (186)          32
                                                     -------      -------
         Net cash provided by financing
              activities ......................       9,015        8,565
                                                     -------      -------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS ...............................       5,998        3,013
CASH AND CASH EQUIVALENTS, beginning of period..        579          501
                                                     -------      -------
CASH AND CASH EQUIVALENTS, end of period .......     $6,577       $3,514
                                                     =======      =======

            See Notes to Condensed Consolidated Financial Statements

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1996 and 1995

1.   INTERIM FINANCIAL INFORMATION

     The condensed consolidated balance sheet as of June 30, 1996, and the condensed consolidated statements of operations for the three and six months ended June 30, 1996, and 1995, and cash flows for the six months ended June 30, 1996, and 1995, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

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

     The Company has incurred consolidated net losses of $2,786,000 for the three months ended June30, 1996, $6,946,000 for the six months ended June 30, 1996, and cumulative net losses of $57,349,000 through June 30, 1996. As of June 30, 1996, the Company's current assets exceeded current liabilities by $2,475,000. Approximately $753,000 of accounts payable were past due. The Company is not experiencing difficulty in obtaining trade credit with customary terms from its vendors. The Company recorded as an unusual charge in the March 31, 1996, condensed consolidated financial statements, $2,075,000 for a settlement of a class action suit, wherein $2,000,000 worth of the Company's common stock was placed in escrow and $75,000 was paid in cash. See Note 5d to the condensed consolidated financial statements. During the six month period ended June 30, 1996, net cash used in operating activities totaled $2,494,000, consisting primarily of an operating net loss of $ 6,946,000, net of depreciation and amortization of $1,541,000, non cash unusual charges of $2,000,000, common stock issued for services of $305,000, and a net change in operating assets and liabilities of $606,000. In addition, net cash used in investing activities of $523,000 consisted primarily of software development
costs,   $218,000,   the  purchase  of  fixed   assets,  $204,000, additional
consideration paid in connection with the Softworks, Inc. acquisition, $269,000, offset by the proceeds from the sale of software technology, $250,000.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1996 and 1995

2.   BUSINESS MATTERS AND LIQUIDITY (Continued)

     The Company does not maintain a credit facility with any financial institution. These uses of cash have been essentially funded through the issuance of the Company's common stock as well as cash generated from Softworks, Inc. Although the Company's liquidity position at June 30, 1996, has been adversely affected by the aforementioned factors, equity placements during the six months then ended, have mitigated these factors. During the six months ended June 30, 1996, net proceeds from the sale of common stock and options were $1,996,000. In addition, the Company received approximately $7,205,000 (net of commissions and fees) from the sale of convertible debentures.See Note 4b to the condensed consolidated financial statements.

     Subsequent to June 30, 1996, the Company received approximately $2,871,000 from the sale of additional convertible debentures. The Company believes that these additional cash infusions will enable it to adequately maintain its operations at least through September 30, 1997. At August 9, 1996, the Company had cash and cash equivalents of approximately $7,931,000 (unaudited). Ultimately, however, positive cash flows from operations will be necessary in order to curtail the Company's reliance on equity placements.

     To achieve positive cash flows from operations, management initiated during 1995, a series of cost saving measures, some of which include, wherever possible, reductions in staffing, advertising, the use of outside consultants and marketing costs. The Company has continued these measures in 1996. Further, the Company has substantially closed down its DBopen product line. During 1995, the Company significantly curtailed the Superbase operations, and, in April, 1996, ceased Superbase operations by selling off this technology. During the quarter ended June 30, 1996, the Company was awarded a three year contract wherein New York State may license the use of d.b.Express . During 1995, the Company entered into development or license agreements with Oracle, IBM, Dell Computers and Information Builders, Inc., and a sales and marketing agreement with Perot Systems Corporation. However during the second quarter of 1996, the Company was advised that Dell Computers had discontinued the distribution of d.b.Express . Subsequent to June 30, 1996 the Company announced that it had signed an agreement with the Availability Services branch of IBM, wherein they will market the Company's d.b.Express product line. The above referenced agreements and contract do not contain any sales commitments.

     Management's plans continue to be centered on the successful exploitation of the Company's d.b.Express product. To date, revenues from current versions of d.b.Express from such agreements have been insignificant. Management expects that future revenues will support the carrying value of the capitalized software development costs related to d.b.Express of $912,000 at June 30, 1996. Management believes that the successful implementation of the cost saving measures and the planned exploitation of its d.b.Express technology will eventually enable the Company

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1996 and 1995

2.   BUSINESS MATTERS AND LIQUIDITY (Continued)

to achieve positive cash flows from operations. The long-term success of the Company, under its existing business plan, is dependent upon the Company's ability to generate material d.b.Express sales revenues.

     During April, 1996, the Company signed an agreement to sell the technology of its Superbase subsidiary for $450,000, with $200,000 paid at closing and five monthly payments of $50,000, commencing June 10, 1996. Such proceeds approximated the carrying value of the software costs. Certain liabilities as of the closing remain the responsibility of the subsidiary.

     The Company is continuing its efforts to sell one of its wholly-owned subsidiaries, Maplinx, Inc. ("Maplinx"). A previously signed Letter of Intent expired in June, 1996. The expiration thereof does not adversely affect Management's ongoing fair value analysis of the carrying value of this subsidiary. Financial information pertaining to this wholly-owned subsidiary as of and for the six months ended June 30, 1996, and as of and for the year ended December 31, 1995, is summarized below:


                                         June 30, 1996      December 31, 1995
                                         -------------      -----------------

Current  Assets:                          $   385,000         $  831,000
Total Assets:                                 996,000          1,520,000
Current Liabilities:                          898,000            949,000
Total Liabilities:                            908,000            963,000
Net Assets:                                    88,000            557,000
Net  Revenues:                              1,101,000          3,780,000
Net Loss:                                     469,000            508,000

     There can be no assurances that the Company will be successful in its attempt to sell the net assets of this wholly-owned subsidiary.

     In connection with the 1993 acquisition of Softworks, Inc. ("Softworks") the Company is required to make additional contingent purchase consideration payments to two of Softworks' former shareholders based upon certain product revenues for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through June 30, 1996, the Company incurred a liability of $630,000, (of which $564,000 has been paid) to the non-employee former shareholders, which has been treated as additional

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Unaudited) For the Three and Six Months Ended June 30, 1996 and 1995

2.   BUSINESS MATTERS AND LIQUIDITY (Continued)

consideration in connection with the acquisition and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition. No other contingent payments have been made under the terms of this agreement.

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

     On January 19, 1995, SPC and the Company entered into an extension agreement whereby the Company was given an extension to file the registration statement to February 15, 1995. In exchange for that extension, the Company agreed to pay SPC $560,000 (the "Penalty Amount"), payable $300,000 in cash in three monthly installments, and $260,000 in additional shares of Company common stock. These additional shares also have a valuation guarantee. As a result of the Company's failure to meet the December 31, 1994, registration statement filing deadline, the Company recorded the Penalty Amount as an unusual charge in the December 31, 1994, consolidated statement of operations. As of June 30, 1996, the Company has paid $100,000 of the required $300,000 cash penalty amount. The extension agreement included a provision that if the Company did not meet the February 15, 1995 deadline, and the registration was not completed by May 31, 1995, SPC would be entitled to either of the following (at SPC's option): (i) the payment of an additional penalty payment equal to $638,400 payable equally in cash and Company common stock, or (ii) the repurchase of the shares as provided for in the agreement. The Company did not meet the May 31, 1995 requirement. The Company recorded an additional penalty of $638,400 as an unusual charge in the 1995 consolidated statement of operations. In June, 1996 SPC initiated the sale of a portion of its shares pursuant to the Rule 144 provisions of the Securities Act of 1933 and, further, exercised its option for the penalty payment of $638,400. SPC has indicated that it believes it has been damaged as a result of the further delay in effecting the registration of its shares for which the Company denies any liability.

     The stock issued to SPC included in the accompanying balance sheet as "Common Stock Subject to Redemption" is classified as debt in the event the Company is required to repurchase the shares at the guaranteed price. Effective June, 1996 as a result of SPC's election to receive the $638,400 penalty and the sale of approximately 25% of its shares, a corresponding portion of the "Common Stock Subject to Redemption" has been reclassified to equity.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)
            For the Three and Six Months Ended June 30, 1996 and 1995

2.   BUSINESS MATTERS AND LIQUIDITY (Continued)

     In the event of a valid exercise by SPC, wherein the Company would be required to repurchase the stock, it has received a firm commitment from a third party to purchase, at market value, $2,000,000 of the holder's stock.

     The Company is a defendant in several lawsuits and class action claims as described in Note 5d. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the lawsuits and claims, and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of the claims, which could have a material adverse effect on the consolidated financial position and results of operations of the Company. Accordingly, except as expressly discussed herein, the financial statements do not reflect any adjustments that might result from the ultimate outcome of these litigation matters.

3.  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

4. SHAREHOLDERS' EQUITY

a.   Authorized Common Shares

     On March 20, 1996, the shareholders of the Company approved an increase in the number of authorized common shares from 60,000,000 to 150,000,000 shares.

b.   Sales of Common Stock

     During the six month period ended June 30,  1996,  the Company  consummated sales of restricted common stock under various private placement agreements. Proceeds raised from these sales aggregated $1,733,000, net of offering commissions and expenses estimated to be $297,000. A total of 1,015,000 shares were sold at a price of $2.00 per share. Additionally, approximately $263,000 was raised through the exercise of stock options. During the six month period ended June 30, 1996, the Company raised approximately $7,205,000 (net of commissions and expenses of $795,000) through the sale of subordinated convertible debentures. Such debentures, which aggregate to the principal amount of $8,000,000 had maturity dates ranging from April, 1997 to March, 1998, and are convertible, into the restricted

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1996 and 1995

4.   SHAREHOLDERS' EQUITY   (continued)

common stock of the Company at conversion rates ranging from 67.5% to 75.0% of the prices of the Company's common stock during various defined periods. As of the date of the filing of this report all $8,000,000 of the convertible debentures had converted in to an aggregate of 8,969,695 shares of the Company's common stock and has, accordingly, increased the Company's shareholders' equity by an equal amount.

     Subsequent to June 30, 1996, the Company received approximately $2,871,000 net of commissions and expenses of $429,000 from the sale of an additional convertible debenture.



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

5.   COMMITMENTS AND CONTINGENCIES

a.   Contingent Consideration

     In connection with the 1993 acquisition of Softworks, the Company is required to make additional payments to two of Softworks' former shareholders, based upon certain product revenues for the years 1995 through 1998, up to an aggregate maximum of $2,000,000. $564,000, treated for accounting purposes as additional consideration, has been paid thus far through June 30, 1996. b.

Employment Agreements

     The Company has entered into various employment agreements with certain key employees for base compensation aggregating $690,000 per year.

               COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
       For the Three and Six Months Ended June 30, 1996 and 1995


5.   COMMITMENTS AND CONTINGENCIES (continued)

These agreements expire at various times in 1996 and 1997 and would be automatically renewed for succeeding terms of one year unless the Company, or the employee, gives written notice.

c.   Registration Statements/Restricted Securities

     The Company has used restricted common stock for the purchase of certain companies and has sold restricted common stock in private placements. At June 30, 1996, 18,774,000 shares of restricted common stock were issued and outstanding, exclusive of shares which may be issued in connection with acquisition related valuation guarantees or stock related valuation guarantees.See Part II Item 5.


d.      Legal Matters

     During May 1994, the Company and certain officers received notification that they had been named as defendants in a class action claim [Nicholas Cosmas v Computer Concepts Corp., et al; United States District Court, Eastern District of New York] alleging violations of certain securities laws with respect to disclosures made regarding the Company's acquisition of Softworks, Inc. during 1993. Class certification was granted on February 6, 1995. The Company and its officers have answered the complaint in the action, denying all wrongdoing whatsoever alleged, and continue to deny all alleged wrongdoing, however, to avoid further substantial expense, risk, inconvenience and the distraction of the litigation, and to put to rest all controversies raised in the action, a settlement of the matter has tentatively been agreed upon, which, if approved by the court, will result in payment of a settlement fund of shares of common stock of the Company with a minimum value of $2,000,000 plus a cash payment of $75,000 for the benefit of the class and payment of Plaintiff's counsel's legal fees as approved by the court. The Company posted a charge to earnings in the first quarter of 1996 of $2,075,000 to reflect this proposed settlement and does not anticipate any additional charge to earnings in regard to this matter.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (Unaudited)

            For the Three and Six Months Ended June 30, 1996 and 1995

5.      Commitments and Contingencies (Continued)

d.      Legal Matters (Continued)

     The Company has maintained that it has always used, its best efforts to cause the registration of those warrants to occur. However, to avoid the expense and resolve the uncertainties of litigation, the matter was originally settled by including 385,000 warrants in the Company's pending registration statement, with the balance of 115,000 warrants being canceled. As the pending registration statement became effective on August 9, 1996, the Company believes this matter has been resolved, however, the Company is unable to predict the ultimate outcome of this suit and, accordingly, no adjustment has been made in the consolidated financial statements for any potential losses.

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

     On June 11, 1996, the Company received notice of entry of a default judgement against it for $1,500,000 and specific performance to effect the registration of common stock held by Merit Technology, Inc. in a matter which the Company had not been served or received notice of (In Re: Merit Technology, Inc., Debtor, U.S. Bankruptcy Court, Eastern District of Texas). The Company timely filed a motion to set aside the default judgement based on the lack of service and meritorious defenses and is vigorously defending the matter. On August 13, 1996, the default judgement was set aside by the Court. The Company is unable to predict the ultimate outcome of these claims, which could have a material adverse impact on the consolidated financial position and results of operations of the Company, and accordingly, no adjustment has been made for any potential losses.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 1996 and 1995

Results of Operations
- ---------------------
Three and Six Months Ended June 30, 1996 Compared with June 30, 1995
- --------------------------------------------------------------------

     Revenues for the quarter ended June 30, 1996, were $3,722,000, a $112,000 or 3% increase over the comparable period in 1995, while revenues for the six months ended June 30, 1996, of $7,831,000 were $113,000 or 1.5% over the prior year. For the quarter ended June 30,1996, net revenues increased at Softworks by $868,000 while decreasing at Maplinx by $834,000 as compared to the quarter ended June 30, 1995. Year to date increases of $1,730,000 and $56,000 at Softworks and Computer Concepts, respectively, were offset by decreases of $1,048,000 and $256,000 at Maplinx and Superbase, (which ceased operations in April, 1996 ) respectively. The increase in revenues at Softworks is due primarily to the release of new products and expanded sales and marketing efforts. The decrease at Maplinx is principally due in large part to a delay in the release of its new products. The closure of certain subsidiaries and product lines accounted for an additional loss of revenues of approximately $357,000.

     The cost of revenues and technical support decreased $327,000 to $1,282,000 for the quarter ended June 30,1996, as compared to $1,609,000 for the prior year quarter and by $841,000 to $2,616,000 for the six months ended June 30, 1996, from $3,457,000 for the prior year six month period. The principal factors for this decrease include the elimination of certain subsidiaries and product lines, as well as various reductions in overhead.

     Research and development costs decreased $33,000 to $322,000 for the quarter ended June 30, 1996 from $355,000 for the prior year quarter, and increased $81,000 to $676,000 for the six months ended June 30, 1996, from $595,000 for the prior year six month period. Substantially all development activities were devoted to further develop current product technologies.

     Sales and marketing expenses increased for the quarter ended June 30, 1996, approximately $36,000 from the first quarter of the prior year primarily as a result of increased efforts to market d.b.Express . However, for the six month period ended June 30, 1996, expenses decreased when compared to the six months ended June 30, 1995 by $585,000. The cumulative decrease is primarily a result of the elimination of certain subsidiaries and product lines.

     General and administrative costs decreased $922,000 to $1,677,000 for the three months ended June 30, 1996, when compared to $2,599,000 for the three months ended June 30, 1995, and $347,000 to $3,494,000 for the six months ended June 30,1996 from $3,841,000 for the six month ended June 30, 1995. The principal factor contributing to the decrease has been the elimination of certain subsidiaries and product lines.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           For the Three and Six Months Ended June 30, 1996 and 1995
Results of Operations (Continued)
- ---------------------------------
See Notes 2 and 5d to the condensed consolidated financial statements for discussions relating to unusual charges incurred during the six months ended June 30, 1996.

Financial  Condition  and Liquidity
- -----------------------------------

     The Company has incurred consolidated net losses of $2,786,000 for the three months ended June30, 1996, $6,946,000 for the six months ended June 30, 1996, and cumulative net losses of $57,349,000 through June 30, 1996. As of June 30, 1996, the Company's current assets exceeded current liabilities by $2,475,000. Approximately $753,000 of accounts payable were past due. The Company is not experiencing difficulty in obtaining trade credit with customary terms from its vendors. The Company recorded as an unusual charge in the March 31, 1996, condensed consolidated financial statements, $2,075,000 for a settlement of a class action suit, wherein $2,000,000 worth of the Company's common stock was placed in escrow and $75,000 was paid in cash. See Note 5d to the condensed consolidated financial statements. During the six month period ended June 30, 1996, net cash used in operating activities totaled $2,494,000, consisting primarily of an operating net loss of $ 6,946,000, net of depreciation and amortization of $1,541,000, non cash unusual charges of $2,000,000, common stock issued for services of $305,000, and a net change in operating assets and liabilities of $606,000. In addition, net cash used in investing activities of $523,000 consisted primarily of software development costs, $218,000, the purchase of fixed assets, $204,000, additional consideration paid in connection with the Softworks, Inc. acquisition, $269,000, offset by proceeds from the sale of software technology, $250,000.

     The Company does not maintain a credit facility with any financial institution. These uses of cash have been essentially funded through the issuance of the Company's common stock as well as cash generated from Softworks, Inc. Although the Company's liquidity position at June 30, 1996, has been adversely affected by the aforementioned factors, equity placements during the six months then ended, have mitigated these factors. During the six months ended June 30, 1996, net proceeds from the sale of common stock and options were $1,996,000. In addition, the Company received approximately $7,205,000 (net of commissions and fees) from the sale of convertible debentures. See Note 4b to the condensed consolidated financial statements.

     Subsequent to June 30, 1996, the Company received approximately $2,871,000, net of commissions and expenses, from the sale of additional convertible debentures. The Company believes that these additional cash infusions will enable it to adequately maintain its operations at least through September 30, 1997. At August 13, 1996, the Company had cash and cash equivalents of approximately $6,398,000

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 1996 and 1995

Financial Condition and Liquidity (Continued)

(unaudited). Ultimately, however, positive cash flows from operations will be necessary in order to curtail the Company's reliance on equity placements.

     To achieve positive cash flows from operations, management initiated during 1995, a series of cost saving measures, some of which include, wherever possible, reductions in staffing, advertising, the use of outside consultants and marketing costs. The Company has continued these measures in 1996. Further, the Company has substantially closed down its DBopen product line. During 1995, the Company significantly curtailed the Superbase operations, and, in April, 1996, ceased Superbase operations by selling off this technology. During the quarter ended June 30, 1996, the Company was awarded a three year contract wherein New York State may license the use of d.b.Express . During 1995, the Company entered into development or license agreements with Oracle, IBM, Dell Computers and Information Builders, Inc., and a sales and marketing agreement with Perot Systems Corporation. However during the second quarter of 1996, the Company was advised that Dell Computers had discontinued the distribution of d.b.Express . Subsequent to June 30, 1996 the Company announced that it had signed an agreement with the Availability Services branch of IBM, wherein they will market the Company's d.b.Express product line. The above referenced agreements and contract do not contain any sales commitments.

     Management's plans continue to be centered on the successful exploitation of the Company's d.b.Express product. To date, revenues from current versions of d.b.Express from such agreements have been insignificant. Management expects that future revenues will support the carrying value of the capitalized software development costs related to d.b.Express of $912,000 at June 30, 1996. Management believes that the successful implementation of the cost saving measures and the planned exploitation of its d.b.Express technology will eventually enable the Company to achieve positive cash flows from operations. The long-term success of the Company, under its existing business plan, is dependent upon the Company's ability to generate material d.b.Express sales revenues.

     Softworks sells perpetual and fixed term licenses for its mainframe products, for which extended payment terms of three to five years may be offered. In the case of extended term payment agreements, the customer is contractually bound to equal and annual fixed payments. The first year of post contract customer support (PCS) is bundled with standard license agreements. In cases of extended term license agreements, PCS is bundled for the length of the payment term. Thereafter, in both instances, the customer may purchase PCS annually. At June 30, 1996, the amount of such future receivables extending beyond one year was approximately $944,000, and is included in installment accounts receivable-due after one year and deferred revenues.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 1996 and 1995

Financial Condition and Liquidity (Continued)

     During April, 1996, the Company signed an agreement to sell the technology of its Superbase subsidiary for $450,000, with $200,000 paid at closing and five monthly payments of $50,000, commencing June 10, 1996. Such proceeds approximated the carrying value of the software costs. Certain liabilities as of the closing remain the responsibility of the subsidiary.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

            For the Three and Six Months Ended June 30, 1996 and 1995


Item 1.  Legal Proceedings

See Note 5d to the Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

A registration statement covering 30,830,325 shares of the Company's common stock (16,524,776 outstanding shares and 14,305,549 shares issuable upon exercise of outstanding options or warrants) was declared effective by the Securities and Exchange Commission on August 9, 1996. As the registration statement covers securities previously issued by the Company, the sale of shares by selling stockholders covered by the registration statement will not result in proceeds to the Company. The Company may receive proceeds from the exercise of outstanding options or warrants, when and if such options or warrants are exercised, which may result in receipt by the Company of up to approximately $26,000,000, however, there is no assurance all or any of the options or warrants will ever be exercised.

Item 6. Exhibits and Reports on Form 8-K

Not applicable.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

            For the Three and Six Months Ended June 30, 1996 and 1995


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMPUTER CONCEPTS CORP.

/s/ Daniel DelGiorno, Sr.
- ------------------------
Daniel DelGiorno Sr.          Chief Executive Officer,      August 14, 1996
                              Director


/s/ George Aronson
- ------------------------
George Aronson                Chief Financial Officer       August 14, 1996