Form 10-Q/A
period 1996-06-30
COMPUTER CONCEPTS CORP /DE
filed 1996-08-21
CIK 879703

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-Q/A
(Mark One)


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


COMPUTER CONCEPTS CORP.


/s/ Daniel DelGiorno, Sr.
- ------------------------
Daniel DelGiorno Sr.          Chief Executive Officer,      August 21, 1996
                              Director


/s/ George Aronson
- ------------------------
George Aronson                Chief Financial Officer       August 21, 1996