Form 10-Q
period 1996-09-30
COMPUTER CONCEPTS CORP /DE
filed 1996-11-19
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________ to _________

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


     The number of shares of $.0001 par value stock outstanding as of November 1, 1996 was: 83,061,313

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                                      INDEX


PART I -  FINANCIAL INFORMATION                                    Page
                                                                   ----

  Condensed Consolidated Balance Sheets
  as of September 30, 1996 and December 31, 1995                     1

  Condensed Consolidated Statements of Operations
  For the Three and Nine Months Ended September 30, 1996 and 1995    2

  Condensed Consolidated Statements of Cash Flows
  For the Nine Months ended September 30, 1996 and 1995              3

  Notes to Condensed Consolidated Financial Statements               4 - 10

  Management s Discussion and Analysis of Financial
  Condition and Results of Operations                                11 - 13


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                          14
  Item 2. Changes in Securities                                      14
  Item 3. Defaults Upon Senior Securities                            14
  Item 4. Submission of Matters to a Vote of Security Holders        14
  Item 5. Other Information                                          14
  Item 6. Exhibits and Reports on Form 8-K                           14
  Signatures                                                         15

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 as of September 30, 1996 and December 31, 1995
                        (in thousands, except share data)

                                           September 30,     December 31,
          ASSETS                               1996              1995
                                               ----              ----
                                            (Unaudited)
                                             ---------
CURRENT ASSETS:

  Cash and cash equivalents                 $  6,919         $    579
  Accounts receivable, net of allowance
    for doubtful accounts of $475 and
    $539 in 1996 and 1995,  respectively       5,930            4,475
  Advances to  officers                          570              385
  Inventories                                     76              123
  Prepaid expenses and other current assets    1,182              431
                                            --------         --------
    Total current assets                      14,677            5,993

INSTALLMENT ACCOUNTS RECEIVABLE,
  due after one year                           1,789              -

PROPERTY AND EQUIPMENT, net                    1,572            1,579

SOFTWARE COSTS,  net (including $450
  held for sale at December 31, 1995)          1,742            2,950

EXCESS OF COST OVER FAIR VALUE OF NET
  ASSETS ACQUIRED, net of accumulated
  amortization  of $2,082  and $1,369
  in 1996 and 1995, respectively               5,038            5,425

OTHER ASSETS                                     447              134
                                            --------          -------
                                            $ 25,265         $ 16,081
                                            ========          =======

                  LIABILITIES AND SHAREHOLDERS (DEFICIT) EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses    $  4,557         $  4,047
   Current portion of long- term debt            381              359
   Deferred revenues                           6,045            4,585
                                            --------         --------
        Total current liabilities             10,983            8,991

DEFERRED REVENUES                              2,202              281

LONG-TERM DEBT                                 2,695              800

COMMON STOCK SUBJECT TO REDEMPTION             3,000            4,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS  (DEFICIT) EQUITY:
   Common stock, $.0001 par value;
     150,000,000 shares authorized;
     75,942,000 shares in 1996 and
     57,475,000 shares in 1995
     issued and outstanding                        7                6
   Additional paid-in capital                 66,053           52,406
   Accumulated deficit                       (59,675)         (50,403)
                                            --------         --------
        Total shareholders equity              6,385            2,009
                                            --------         --------
                                            $ 25,265         $ 16,081
                                            ========         ========

        See Notes to Condensed Consolidated Financial Statements.


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
          For the Three Months and Nine Months Ended September 30,
                      (in thousands, except per share data)

                                       Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
                                       -------------------      -----------------
                                        1996        1995         1996      1995
                                        ----        ----         ----      ----
REVENUES:
Software licenses and support          $4,313      $4,320      $12,144   $12,038
                                      -------     -------      -------   -------
COSTS AND EXPENSES:
  Cost of revenues and technical
     support                            1,354       1,997        3,971     5,453
  Research and development                328         310        1,004       903
  Sales and marketing                   2,539       1,971        6,913     6,932
  General and administrative            1,621       1,951        5,115     6,232
  Amortization and depreciation           798         989        2,340     2,909
  Reduction in carrying value of
    software costs held for sale           -        2,097          -       2,097
  Unusual charges                          -          438        2,075     1,077
                                      -------     -------      -------   -------
                                        6,640       9,753       21,418    25,603
                                      -------     -------      -------   -------
NET LOSS                              $(2,327)    $(5,433)     $(9,274) $(13,565)
                                      =======     =======      =======   =======
NET LOSS PER SHARE                    $ (0.03)    $ (0.10)     $ (0.14) $  (0.28)
                                      =======     =======      =======   =======
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                   73,982      55,954       66,052    48,502
                                      =======     =======      =======   =======

            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     For the Nine Months Ended September 30,
                                 (in thousands)

                                                     1996        1995
                                                     ----        ----

OPERATING ACTIVITIES:
Net loss                                           $(9,274)    $(13,565)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization:
      Software costs                                 1,090        1,429
      Property and equipment                           531          514
      Excess of cost over fair value of net
        assets acquired                                712          985
      Reduction in carrying value of
        software costs held for sale                    -         2,097
      Other                                              7          -
    Common stock issued for services                   787        1,664
    Non-cash unusual charges                         2,000          995
Changes in operating assets and liabilities:
    Accounts receivable                             (1,455)         311
    Installment accounts receivable,
      due after one year                            (1,789)         -
    Inventories                                         47          114
    Prepaid expenses and
      other current assets                            (658)          42
    Other assets                                      (313)          26
    Deferred revenue                                 3,381          (90)
    Accounts payable and other accrued
      expenses                                         599         (513)
                                                    ------       ------
         Net cash used in operating activities      (4,335)      (5,991)
                                                    ------       ------
INVESTING ACTIVITIES:
    Capital expenditures                              (533)        (538)
    Additional consideration for
      Softworks acquisition                           (368)        (247)
    Proceeds from the sale of
      technology                                       350          -
    Capitalization of software
      development costs                               (332)        (584)
    Net change in advances to officers                (185)        (164)
                                                    ------       ------
         Net cash used in investing activities      (1,068)      (1,533)
                                                    ------       ------
FINANCING ACTIVITIES:
    Net proceeds from sales of common stock,
      options  and convertible debentures           11,976        8,461
    Other loans payable                               -              55
    Net change in long term debt                      (233)         -
                                                    ------       ------
         Net cash provided by financing activities  11,743        8,516
                                                    ------       ------
INCREASE IN CASH AND CASH EQUIVALENTS                6,340          992
CASH AND CASH EQUIVALENTS,
    beginning of period                                579          501
                                                    ------       ------
CASH AND CASH EQUIVALENTS, end of period            $6,919       $1,493
                                                    ======       ======

            See Notes to Condensed Consolidated Financial Statements

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         For the Three and Nine Months Ended September 30, 1996 and 1995

1.     INTERIM FINANCIAL INFORMATION

The condensed consolidated balance sheet as of September 30, 1996, and the condensed consolidated statements of operations for the three and nine months ended September 30, 1996, and 1995, and cash flows for the nine months ended September 30, 1996, and 1995, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

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

The Company has incurred consolidated net losses of $2,327,000 for the three months ended September 30, 1996, $9,274,000 for the nine months ended September 30, 1996, and cumulative net losses of $59,675,000 through September 30, 1996. As of September 30, 1996, the Company's current assets exceeded current liabilities by $3,694,000. Approximately $853,000 of accounts payable were past due. The Company is not experiencing difficulty in obtaining trade credit with customary terms from its vendors. The Company recorded as an unusual charge in the March 31, 1996, condensed consolidated financial statements, $2,075,000 for a settlement of a class action suit, wherein $2,000,000 worth of the Company's common stock was placed in escrow and $75,000 was paid in cash. See Note 5d to the condensed consolidated financial statements. During the nine month period ended September 30, 1996, net cash used in operating activities totaled $4,335,000, consisting primarily of an operating net loss of $ 9,274,000, net of depreciation and amortization of $2,340,000, non cash unusual charges of $2,000,000, common stock issued for services of $787,000, and a net change (reduction) in operating assets and liabilities of $188,000. In addition, net cash used in investing activities of $1,068,000 consisted primarily of software development costs, $332,000, the purchase of fixed assets, $533,000, and additional consideration paid in connection with the Softworks, Inc. acquisition, $368,000, offset by the proceeds from the sale of software technology, $350,000.

The Company does not maintain a credit facility with any financial institution. The uses of cash, referred to above, have been essentially funded through the issuance of the Company's common stock as well as cash generated from Softworks, Inc. Although the Company's liquidity position at September 30, 1996, has been adversely affected by the aforementioned factors, equity placements during the nine months then ended have mitigated these factors.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         For the Three and Nine Months Ended September 30, 1996 and 1995

2.     BUSINESS MATTERS AND LIQUIDITY (Continued)

During the nine months ended September 30, 1996, net proceeds from the sale of common stock and options were $1,996,000. In addition, the Company received approximately $9,980,000 (net of commissions and fees) from the sale of convertible debentures. See Note 4b to the condensed consolidated financial statements.

The Company believes that these cash infusions (coupled with anticipated future cash infusions) will enable it to adequately maintain its operations at least through September 30, 1997. At November 14, 1996, the Company had cash and cash equivalents of approximately $6,068,000 (unaudited). Ultimately, however, positive cash flows from operations will be necessary in order to curtail the Company's reliance on equity placements.

To achieve positive cash flows from operations, management initiated during 1995, a series of cost saving measures, some of which include, wherever possible, reductions in staffing, advertising, the use of outside consultants and marketing costs. The Company has continued these measures in 1996. Further, the Company has substantially closed down its DBopen product line. During 1995, the Company significantly curtailed the Superbase operations, and, in April, 1996, ceased Superbase operations by selling off this technology. During the quarter ended September 30, 1996, the Company announced that it had signed an agreement with the Availability Services branch of IBM, wherein they will market the Company's d.b.Express product line. This agreement does not contain any sales commitments.

Management's plans continue to be centered on the successful exploitation of the Company's d.b.Express product. To date, revenues from current versions of d.b.Express have been insignificant. Management expects that future revenues will support the carrying value of the capitalized software development costs related to d.b.Express of $684,000 at September 30, 1996. Management believes that the successful implementation of the cost saving measures and the planned exploitation of its d.b.Express technology will eventually enable the Company to achieve positive cash flows from operations. The long-term success of the Company, under its existing business plan, is dependent upon the Company's ability to generate material d.b.Express sales revenues.

The Company has signed a Letter of Intent to sell one of its wholly-owned subsidiaries, Maplinx, Inc. ("Maplinx"). Financial information pertaining to this wholly-owned subsidiary as of and for the nine months ended September 30, 1996, and as of and for the year ended December 31, 1995, is summarized below:

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         For the Three and Nine Months Ended September 30, 1996 and 1995

2.     BUSINESS MATTERS AND LIQUIDITY (Continued)


                              September 30, 1996  December 31, 1995


                            September 30, 1996     December 31, 1995
                            -------------------    -----------------

Current  Assets:             $   373,000             $   831,000
Total Assets:                    971,000               1,520,000
Current Liabilities:           1,444,000                 949,000
Total Liabilities:             1,451,000                 963,000
Net Assets (Liabilities):       (480,000)                557,000
Net  Revenues:                 1,315,000               3,780,000
Net Loss:                      1,038,000                 508,000

There can be no assurances that the Company will be successful in its attempt to sell this wholly-owned subsidiary.

In connection with the 1993 acquisition of Softworks, Inc. ("Softworks") the Company is required to make additional contingent purchase consideration payments to two of Softworks' former shareholders based upon certain product revenues for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through September 30, 1996, the Company incurred a liability of $736,000, (of which $659,000 has been paid) to the non-employee former shareholders, which has been treated as additional consideration in connection with the acquisition and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition. No other contingent payments have been made under the terms of this agreement.

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

On January 19, 1995, SPC and the Company entered into an extension agreement whereby the Company was given an extension to file the registration statement to February 15, 1995. In exchange for that extension, the Company agreed to pay SPC $560,000 (the "Penalty Amount"), payable $300,000 in cash in three monthly installments, and $260,000 in additional shares of Company common stock. These additional shares also have a valuation guarantee. As a result of the Company's failure to meet the December 31, 1994, registration statement filing deadline, the Company recorded the Penalty Amount as an unusual charge in the December 31,

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         For the Three and Nine Months Ended September 30, 1996 and 1995

2.     BUSINESS MATTERS AND LIQUIDITY (Continued)

1994, consolidated statement of operations. As of September 30, 1996, the Company has paid $100,000 of the required $300,000 cash penalty amount. The remaining balance of $200,000 was paid subsequent to September 30, 1996. The extension agreement included a provision that if the Company did not meet the February 15, 1995 deadline, and the registration was not completed by May 31, 1995, SPC would be entitled to either of the following (at SPC's option): (I) the payment of an additional penalty payment equal to $638,400 payable equally in cash and Company common stock, or (ii) the repurchase of the shares as provided for in the agreement. The Company did not meet the May 31, 1995 requirement. The Company recorded an additional penalty of $638,400 as an unusual charge in the 1995 consolidated statement of operations. In June, 1996 SPC initiated the sale of a portion of its shares pursuant to the Rule 144 provisions of the Securities Act of 1933 and, further, exercised its option for the penalty payment of $638,400. The penalty payment of $638,000 payable equally in cash and Company common stock was satisfied by the Company subsequent to September 30, 1996.

The remaining stock issued to SPC is presently included in the accompanying September 30, 1996 balance sheet as "Common Stock Subject To Redemption" and is classified as debt. However, based upon the elections made by SPC, coupled with the final settlement of all of the above matters between the Company and SPC subsequent to September 30, 1996, any remaining amount will be reclassified and reported as equity in future filings.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         For the Three and Nine Months Ended September 30, 1996 and 1995

4.     SHAREHOLDERS' EQUITY

a.     Authorized Common Shares

On March 20, 1996, the shareholders of the Company approved an increase in the number of authorized common shares from 60,000,000 to 150,000,000 shares.

b.     Sales of Common Stock

During the nine month period ended September 30, 1996, the Company consummated sales of restricted common stock under various private placement agreements. Proceeds raised from these sales aggregated $1,733,000, net of offering commissions and expenses of approximately $297,000. A total of 1,015,000 shares were sold at a price of $2.00 per share. Additionally, approximately $263,000 was raised through the exercise of stock options. During the nine month period ended September 30, 1996, the Company raised approximately $9,980,000 (net of commissions and expenses of $1,320,000) through the sale of subordinated convertible debentures. Such debentures, which aggregate to the principal amount of $11,300,000, had maturity dates ranging from April, 1997 to March, 1998, and are convertible into the restricted common stock of the Company at conversion rates ranging from 67.5% to 75.0% of the prices of the Company's common stock during various defined periods. As of the date of the filing of this report $10,800,000 of the convertible debentures had converted into an aggregate of 14,706,597 shares of the Company's common stock and has, accordingly, increased the Company's shareholders' equity by an equal amount.


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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         For the Three and Nine Months Ended September 30, 1996 and 1995

5.     COMMITMENTS AND CONTINGENCIES

a.     Contingent Consideration

In connection with the 1993 acquisition of Softworks, the Company is required to make additional payments to two of Softworks' former shareholders, based upon certain product revenues for the years 1995 through 1998, up to an aggregate maximum of $2,000,000. $659,000, treated for accounting purposes as additional consideration, has been paid thus far through September 30, 1996.


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

c.     Registration Statements/Restricted Securities

The Company has used restricted common stock for the purchase of certain companies and has sold restricted common stock in private placements. At September 30, 1996, 14,362,000 shares of restricted common stock were issued and outstanding, exclusive of shares which may be issued in connection with acquisition related valuation guarantees or stock related valuation guarantees. See Part II Item 5.

d.        Legal Matters

The previously disclosed settlement of a class action claim [Nicholas Cosmas v Computer Concepts Corp., et al; United States District Court, Eastern District of New York] was approved by the Court on September 12, 1996. The Company posted a charge to earnings in the first quarter of 1996 of $2,075,000 to reflect this settlement.

In July, 1995, the Company received notice of an action alleging the Company had not used its best efforts to register warrants to purchase 500,000 shares of the Company's common stock within 30 days from written notice to the Company, pursuant to a financial consulting agreement. The Company has maintained that it

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         For the Three and Nine Months Ended September 30, 1996 and 1995

d.        Legal Matters (Continued)

has always used its best efforts to cause the registration of those warrants to occur. However, to avoid the expense and resolve the uncertainties of litigation, the matter was originally settled by including 385,000 warrants in the Company's pending registration statement, with the balance of 115,000 warrants being canceled. As the pending registration statement became effective on August 9, 1996, the Company believes this matter has been resolved, however, the Company is unable to predict the ultimate outcome of this suit and, accordingly, no adjustment has been made in the consolidated financial statements for any potential losses.

In July, 1995, the Company and certain officers received notification that they have been named as defendants in a class action claim in regard to announcements and statements regarding the Company's business and products. During August and September, 1995, four additional, substantially identical, class action claims were made. In November, 1995, the five complaints were consolidated into one action. Plaintiffs have moved to certify a Class Action and the Company has not opposed the motion. No damages have been specified in any of these class action claims. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the claims and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of these claims, which could have a material adverse impact on the consolidated financial position and results of operations of the Company, and accordingly, no adjustment has been made for any potential losses.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   For the Three and Nine Months Ended September 30, 1996 and 1995

Results of Operations

Three and Nine Months Ended September 30, 1996 Compared with September 30, 1995

Revenues for the quarter ended September 30, 1996, were $4,313,000, virtually the same as the comparable period in 1995, while revenues for the nine months ended September 30, 1996 of $12,144,000 were $106,000 or 1.0% over the prior year. For the quarter ended September 30, 1996, net revenues increased at Softworks by $943,000 while decreasing at Maplinx by $693,000 as compared to the quarter ended September 30, 1995. Year to date increases of $2,674,000 and $73,000 at Softworks and Computer Concepts respectively, were offset by decreases of $1,741,000 and $491,000 at Maplinx and Superbase, (which ceased operations in April, 1996 ) respectively. The increase in revenues at Softworks is due primarily to the release of new products and expanded sales and marketing efforts. The decrease at Maplinx is principally due in large part to a delay in the release of its new products. The closure of certain subsidiaries and product lines accounted for an additional loss of revenues of approximately $409,000.

The cost of revenues and technical support decreased $643,000 to $1,354,000 for the quarter ended September 30, 1996, as compared to $1,997,000 for the prior year quarter and by $1,482,000 to $3,971,000 for the nine months ended September 30, 1996, from $5,453,000 for the prior year nine month period. The principal factors for these decreases include the elimination of certain subsidiaries and product lines, as well as various reductions in overhead.

Research and development costs increased $18,000 to $328,000 for the quarter ended September 30, 1996 from $310,000 for the prior year quarter, and increased $101,000 to $1,004,000 for the nine months ended September 30, 1996, from $903,000 for the prior year nine month period. Substantially all development activities were devoted to further develop current product technologies.

Sales and marketing expenses increased approximately $568,000 for the quarter ended September 30, 1996, to $2,539,000 from $1,971,000 for the prior year primarily as a result of increased efforts to market d.b.Express . However, for the nine month period ended September 30, 1996, expenses decreased when compared to the nine months ended September 30, 1995 by $19,000. The cumulative decrease is primarily a result of the elimination of certain subsidiaries and product lines.

General and administrative costs decreased $330,000 to $1,621,000 for the three months ended September 30, 1996, when compared to $1,931,000 for the quarter ended September 30, 1995, and by $1,117,000 to $5,115,000 for the nine months ended September 30,1996 from $6,232,000 for the nine month period ended September 30, 1995. The principal factor contributing to the decrease has been the elimination of certain subsidiaries and product lines.

See Notes 2 and 5d to the condensed consolidated financial statements for discussions relating to unusual charges incurred during the nine months ended September 30, 1996.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the Three and Nine Months Ended September 30, 1996 and 1995

Financial Condition and Liquidity

The Company has incurred consolidated net losses of $2,327,000 for the three months ended September 30, 1996, $9,274,000 for the nine months ended September 30, 1996, and cumulative net losses of $59,675,000 through September 30, 1996. As of September 30, 1996, the Company's current assets exceeded current liabilities by $3,694,000. Approximately $853,000 of accounts payable were past due. The Company is not experiencing difficulty in obtaining trade credit with customary terms from its vendors. The Company recorded as an unusual charge in the March 31, 1996, condensed consolidated financial statements, $2,075,000 for a settlement of a class action suit, wherein $2,000,000 worth of the Company's common stock was placed in escrow and $75,000 was paid in cash. See Note 5d to the condensed consolidated financial statements. During the nine month period ended September 30, 1996, net cash used in operating activities totaled $4,335,000, consisting primarily of an operating net loss of $ 9,274,000, net of depreciation and amortization of $2,340,000, non cash unusual charges of $2,000,000, common stock issued for services of $787,000, and a net change (reduction) in operating assets and liabilities of $188,000. In addition, net cash used in investing activities of $1,068,000 consisted primarily of software development costs, $332,000, the purchase of fixed assets, $533,000, and additional consideration paid in connection with the Softworks, Inc. acquisition, $368,000, offset by the proceeds from the sale of software technology, $350,000.

The Company does not maintain a credit facility with any financial institution. The uses of cash, referred to above, have been essentially funded through the issuance of the Company's common stock as well as cash generated from Softworks, Inc. Although the Company's liquidity position at September 30, 1996, has been adversely affected by the aforementioned factors, equity placements during the nine months then ended, have mitigated these factors.

During the nine months ended September 30, 1996, net proceeds from the sale of common stock and options were $1,996,000. In addition, the Company received approximately $9,980,000 (net of commissions and fees) from the sale of convertible debentures. See Note 4b to the condensed consolidated financial statements.

The Company believes that these cash infusions (coupled with anticipated future cash infusions) will enable it to adequately maintain its operations at least through September 30, 1997. At November 14, 1996, the Company had cash and cash equivalents of approximately $6,068,000 (unaudited). Ultimately, however, positive cash flows from operations will be necessary in order to curtail the Company's reliance on equity placements.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the Three and Nine Months Ended September 30, 1996 and 1995

Financial Condition and Liquidity (Continued)

During the quarter ended September 30, 1996, the Company announced that it had signed an agreement with the Availability Services branch of IBM, wherein they will market the Company's d.b.Express product line.
This agreement does not contain any sales commitments.

Management's plans continue to be centered on the successful exploitation of the Company's d.b.Express product. To date, revenues from current versions of d.b.Express from such agreements have been insignificant. Management expects that future revenues will support the carrying value of the capitalized software development costs related to d.b.Express of $684,000 at September 30, 1996. Management believes that the successful implementation of the cost saving measures and the planned exploitation of its d.b.Express technology will eventually enable the Company to achieve positive cash flows from operations.

The long-term success of the Company, under its existing business plan, is dependent upon the Company's ability to generate material d.b.Express sales revenues.

Softworks sells perpetual and fixed term licenses for its mainframe products, for which extended payment terms of three to five years may be offered. In the case of extended term payment agreements, the customer is contractually bound to equal and annual fixed payments. The first year of post contract customer support (PCS) is bundled with standard license agreements. In cases of extended term license agreements, PCS is bundled for the length of the payment term. Thereafter, in both instances, the customer may purchase PCS annually. At September 30, 1996, the amount of such future receivables extending beyond one year was approximately $1,789,000, and is included in installment accounts receivable-due after one year and deferred revenues.

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

     For the Three and Nine Months Ended September 30, 1996 and 1995


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

Item 6. Exhibits and Reports on Form 8-K Not applicable.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

         For the Three and Nine Months Ended September 30, 1996 and 1995


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

COMPUTER CONCEPTS CORP.

/s/ Daniel DelGiorno, Sr.
Daniel DelGiorno Sr.       Chief Executive Officer,      November 15, 1996
                           Director


/s/ George Aronson
George Aronson             Chief Financial Officer       November 15, 1996