Form 10-K
period 1996-12-31
COMPUTER CONCEPTS CORP /DE
filed 1997-05-06
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                  to

                           Commission File No. 0-20660

                             COMPUTER CONCEPTS CORP.
             (Exact name of registrant as specified in its charter)

             Delaware                             11-2895590
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification  No.)

          80 Orville Drive, Bohemia, N.Y.           11716
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code    (516) 244-1500

Securities registered pursuant to Section 12(b) of the Act:      None

   Securities registered pursuant to Section 12 (g) of the Act:

      Title of each class         Name of each exchange on which registered
      --------------------        -----------------------------------------
Common Stock, par value $.0001                   NASDAQ

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 30, 1997, there were 101,903,726 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $54,136,000 based on the closing sale price of the Common Stock as quoted on the NASDAQ on such date.

Item 1.  BUSINESS

INTRODUCTION

     The Company was organized under the name Unique Ventures, Inc. as a "blind pool" public company, under the laws of the State of Delaware on August 27, 1987, and changed its name to Computer Concepts Corp. in 1989. Computer Concepts Corp. and its subsidiaries (hereinafter referred to as "Computer Concepts" or the "Company") operate in the computer software industry segment and design, develop, market and support information delivery software products, including end-user data access tools for personal computers and client/server environments, and develop, market and support systems management software products for corporate mainframe data centers.

     The Company has incurred consolidated net losses of $18,953,000, $18,365,000 and $12,207,000 during the years ended December 31, 1996, 1995 and
1994, respectively, and cumulative net losses of $69,356,000 through December 31, 1996. For the year ended December 31, 1996, net cash used in operating activities was $4,994,000.

     Although the Company's liquidity position at December 31, 1996, was adversely affected by the Company's continuing losses, the equity and debt placements during the year then ended, aggregating $11,929,000, have enabled the Company to continue operating. The Company does not maintain a credit facility with any financial institution. Management's plans to remain a going concern
(see Note 1 of Notes to the Consolidated Financial Statements) require additional financing, until such time as sufficient cash flows are generated from operations. This financing is anticipated to be in the form of additional equity placements; however, there can be no assurance that the Company will be able to obtain sufficient financing to execute its business plan.

GENERAL

     From 1989 until September, 1993, the Company was primarily engaged in developing its primary product, "d.b.Express." While continuing its efforts to further improve and market d.b.Express, the Company in late 1993 began to implement a structured growth through acquisition plan to increase revenues, by developing and acquiring additional products for distribution, as well as to penetrate different software market segments. Softworks, Inc., acquired in 1993, has successfully grown into a profitable subsidiary and is a respected provider of sophisticated systems tools for mainframe users. There have been no acquisitions during 1996 and none are presently planned, however, should an opportunity present itself wherein, in the best interest of the Company, an acquisition would be appropriate, the Company would investigate the acquisition possibilities. The Company, through its process of evaluating its businesses and determining where its strategic focus and financial and management resources should be directed, continually adjusts the value of certain assets to reflect their net realizable value and management's current operating plan.

     In October 1990, Computer Concepts acquired RAMP Associates, Inc. ("RAMP"), a privately owned Delaware corporation engaged in general computer consulting services. RAMP was previously owned by Russell Pellicano, the inventor of d.b.Express , and currently a director and officer of the Company. During the fourth quarter of 1993, in connection with its long-term strategic plan, the Company eliminated its general computer consulting service line, taking a charge for the write-off of the unamortized goodwill associated with RAMP as well as the accrual of certain severance costs.

     Effective September 1993, the Company acquired Softworks, Inc. ("Softworks"), a private Maryland company founded in 1977, and an acknowledged leader providing systems management software for mainframe computer systems. Softworks currently markets twelve software products, and holds over 2,400 licenses in over 1,800 customer installations worldwide. The products are installed in approximately 80 of the Fortune 100 companies' data centers. See
Note 3.a of Notes to the Consolidated Financial Statements.

     In connection with the Company's business strategy, during September 1993, an agreement was entered into with Computer Concepts Europe, Ltd. ("CCEL"), an exclusive non-affiliated distributor formed predominantly to market d.b.Express. CCEL's focus was promotion, sales and support of the Company's products in major European markets. During August 1994, the Company entered into an agreement to acquire CCEL. As a result of management's subsequent decision to focus its financial and management resources on the exploitation of d.b.Express domestically, the Company significantly curtailed its operations in Europe in order to focus its financial and management resources on the attainment of strategic alliances and software license agreements with major software companies, resulting, in the opinion of management, in much greater product revenues than direct selling could produce. Accordingly, the Company wrote-off the carrying amount of this investment in the fourth quarter of 1994.

     During June 1994, the Company completed the purchase of the Superbase technology and certain related assets from Software Publishing Corporation ("SPC"). Superbase is a database programming language. The Company attempted to develop and market this asset without success in 1995. During the second quarter of 1996, the Company sold the technology of its Superbase subsidiary for $450,000. See Note 3.b of the Notes to the Consolidated Financial Statements.

     During December 1994, the Company acquired MapLinx, Inc. ("MapLinx"), a provider of PC based software that allows for geographical presentation of database information. See Note 3.c of the Notes to the Consolidated Financial Statements. In conjunction with the Company's decision to focus its activities on exploitation of the d.b.Express technology and its Softworks subsidiary, the Company is attempting to sell MapLinx.

     During December 1994, through its Softworks subsidiary, the Company acquired DBopen, Inc. ("DBopen"), a provider of PC database administration tools employing client/server technology. During the third quarter of 1995, certain new products pertaining to this acquisition were introduced in the market. During the fourth quarter of 1995, as a result of limited sales and changing market conditions, it was determined that significant additional expenditures would have to be incurred to modify the product to meet these changing market conditions. In the opinion of management, such additional expenditures exceeded the potential benefits, and, accordingly, a decision was made to discontinue the products. Consistent with this decision, the Company wrote-off the carrying value of its investment in the DBopen acquisition of $1,317,000 in the fourth quarter of 1995.

     The Company's long-term strategic plan is focused upon becoming a preeminent provider of innovative software products which break down barriers between people and data through sales of existing products and new technologies as well as continuing to support the Softworks' mainframe sector. To achieve its goals the Company plans growth of d.b.Express primarily through the development of several vertical markets. Telecommunications is presently being targeted as one of the first vertical markets. Additionally the Company will also focus on software tools for the data warehousing markets. These markets are being driven by wide-scale corporate right-sizing and the empowerment of people to access enterprise-wide data, both of which create greater efficiencies and corporate profits. Additionally, a new, potentially significant, component in Softworks' strategic plan is Softworks' Year 2000 technology which positions the Company to capitalize on providing solutions for certain elements of the impending world-wide Year 2000 problem.

     During 1996, the Company strengthened its corporate management team by retaining consultants to oversee, direct and supervise the operations as well as sales and marketing. Further, during the second half of 1996, the Company retained additional key employees at both corporate and Softworks. The Company believes that the increase in and strengthening of upper level management, throughout the corporation will aid and improve its performance in the near future. With respect to the d.b.Express technology, the Company is continuing its efforts to develop strategic alliances, and securing d.b.Express license agreements with major software companies, as well as pursue specific vertical markets, such as telecommunications. In this regard, the Company recently announced that its d.b.Express technology has been integrated into British
Telecom's Syncordia Services' C-View application which allows customers to remotely access over the Internet a wide variety of account information maintained in Syncordia's central data repository. The d.b.Express technology enables the customer to access the data without the need to download the data first and is believed to provide at least one solution to that aspect of the Internet "bandwidth" problem. There can be no assurances that an agreement with British Telecom will be executed or whether any revenues will result therefrom.

     In December 1995, the Company formed what it considers to be a strategic alliance with a major systems integrations and consulting organization, Perot Systems Corp. ("Perot Systems"), headquartered in Dallas, Texas. This agreement permits Perot Systems to market and distribute d.b.Express , not only to its present customer base , but to others as well. This agreement, was modified to permit Perot Systems to earn 30% percent commissions on sales of d.b.Express directly generated by Perot Systems. Additionally Perot received options to purchase up to 500,000 shares of the Company's common stock at $2.56 per share, and they will have the ability to increase their equity position in the Company, through the exercise of up to an additional 2,250,000 options, based on sales of d.b.Express in excess of $5,000,000. This agreement does not provide for any level of sales commitment and to date sales from such agreement have been insignificant.

PRODUCTS

     d.b.Express provides businesses with a simple, fast, low-cost method of finding, organizing, analyzing and using information contained in databases through a visually-based proprietary software tool. The software employs a unique graphical user interface ("GUI") that enables users to directly access and use information contained in relational and pseudo-relational databases created by many database management systems ("DBMS") on the market. In addition, this proprietary software tool has the ability to directly utilize information obtained from spreadsheets and data in the form of American Standard Code for Information Interchange ("ASCII") files.

     d.b.Express does not replace DBMS programs. Instead, it improves the accessibility of databases created by DBMS by eliminating the need to write queries in computer code and facilitates data searches through the use of graphical query tools. Prior to the availability of d.b.Express, comparable analytical and presentation capabilities were possible only through costly executive information systems ("EIS") or customized programs developed and supported by skilled MIS professionals. The need for MIS professionals and programming effectively raises the cost of access to information in terms of time and money. Ultimately, these barriers result in less timely and lower quality business decision-making.

     There are some DBMS access tools on the market that claim to eliminate the need to use computer code and provide graphical query capability. These programs, however, only simplify the writing of computer code, usually through industry-standard structured query language ("SQL"), by having users develop logic in a semi-procedural facility. While reducing some problems associated with the writing of computer code, such as "typographical errors", they do not eliminate the need for knowledge of computer code or database structure and organization, and require significant training of the user. d.b.Express enables the access and productive use of complex databases without computer programming or knowledge of SQL.

     d.b.Express approaches database accessibility uniquely, enabling people at all levels of an organization to analyze the data without any knowledge of programming. d.b.Express achieves this in two steps. First, d.b.Express, utilizing proprietary algorithms, accesses and automatically summarizes all of the records in the required databases into its own format. Second, the software presents users with an intuitive multi-dimensional picture of the data which the user can customize to his need with a simple point and click interface. In addition to a vast simplification of database access and analysis, d.b.Express performs these tasks faster than any DBMS because the software does not reread the database for each task; it only reads the summaries it has created.

     The Company has recently announced that it has developed a JAVA version of d.b.Express technology for use in the Internet. The Internet technology provides low cost access to a providers' data which is maintained on centralized information servers. Unlike remote access servers which only provide a network connection to LAN based applications, Internet or Web applications provide a common user interface such as Netscape Navigator and Microsoft Explorer. Web applications are also platform independent which means users can access a Web server regardless of their operating system. The Company's newly developed JAVA version of the technology has already been integrated into British Telecom's Syncordia Services C-View product; however, there can be no assurances that an agreement with British Telecom will be executed or whether any revenues will result therefrom.

     The advantages inherent to d.b.Express include the following:

     Ease of Use

     Using the analogy of an automatic camera, d.b.Express simplifies data access and analysis by providing a sophisticated, simple-to-use vehicle to take pictures of complex data. By combining an intuitive point and click interface with a powerful integration and retrieval engine in a low-cost product, d.b.Express breaks down the barriers between people and data. After d.b.Express has read one or more databases, the data is presented to the user in a "filescape" using a common bar chart metaphor. The user merely points to a bar in the chart and clicks to view data from the highest summary level to the lowest level of detail. d.b.Express provides powerful desktop functionality that allows the exploration of data patterns, trends, and exceptions. Data searches, queries and analyses can be converted to sophisticated, but simple to use presentations providing integrated business graphics and report writing capabilities.

     Interfaces With Leading Databases and Other Tools

     d.b.Express provides direct access to leading databases created by DBMS vendors, including CA-Clipper, Microsoft Access, Foxbase and FoxPro, Lotus Approach, Borland dBase and Paradox, Oracle, Informix, Sybase, Ingres, SQL Server, IBM DB2 and DB2/2, Netware SQL, Gupta SQL Base, Progress, XDB, SQL/DS, Teradata and Btrieve. The Company believes these DBMS represent more than 85% of the installed relational database management systems ("RDBMS") worldwide. In addition, d.b.Express is able to access data contained in spreadsheets and read data in ASCII format which further broadens the software's capability with other DBMS products. d.b.Express results can be exported to popular spreadsheets, report writers, graphics packages and word processors including Lotus 1-2-3, Excel, Quattro Pro, ReportSmith, Crystal, Harvard Graphics, Power Point, WordPerfect and Word.

      Ability To Integrate Data From Databases Created By Multiple Vendors

     When d.b.Express reads a database it creates its own summaries of information through its proprietary process. Information contained in databases is formatted into d.b.Express proprietary format. This permits users to access and compare information contained in enterprise-wide databases created by different vendors simultaneously in the d.b.Express user-friendly environment.

     Works in Common Operating Environments

     d.b.Express operates in virtually all file server and peer-to-peer networking environments providing data to Microsoft Windows and DOS Intel-based workstations. Computer Concepts, through technology synergies afforded by Softworks, is designing extensions to d.b.Express that can be installed on mainframes. The ability to operate on mainframes may open potentially substantial new markets for the application of d.b.Express.

     High Processing Speed

     Once a database has been read by d.b.Express, d.b.Express employs proprietary matrix storage technology rather than rereading each data element in that database. All packaged DBMS reread every single data element each time a task, such as sorting or analysis, is performed. The elimination of the rereading step through d.b.Express proprietary process increases the speed of data access enabling ad hoc analysis at a rate far faster than possible with other systems. The advantage of the d.b.Express process over other processes increases with the size and complexity of the database.

     d.b.Express breaks down barriers between people and data by eliminating the need for SQL expertise, saving time by gaining decision-critical information through rapid data access and analysis, and saving money through minimal training investment and cost-effective product implementation.

     Windows Version 1.0 of d.b.Express was introduced in December 1993 and the DOS version was introduced in late 1992. Windows Version 2.0, with significantly enhanced functionality based on user feedback, was introduced in the second quarter of 1994 and Windows 95 Version was introduced in the third quarter of 1995. Both the DOS and Windows 95 versions have continued to be enhanced periodically since their respective introductions. The JAVA version for Internet access was introduced in the first quarter of 1997.

The advantages of the new JAVA version to the Internet user are:

     As updates to existing applications become available they are automatically distributed to the Web users

     Applications all have a common look and feel

     Access is provided at a very low cost

     24 hour availability

     Information is maintained at a central location; there is only one version

     Security is centralized at the server

     Information is accessible to many users via a modem and Internet access software

     Paper presentation of data, which cannot easily be further analyzed, is no longer necessary

Disadvantages in regard to d.b.Express include the following:

      Lack of Established User-base and Acceptance of the Product

     d.b.Express is not widely used in the computer industry and is perceived as a new technology which many users may defer usage of until the product has established its use by large numbers of users.

     Limited Resources to Market and Promote d.b.Express

     The Company has limited cash resources with which to market and promote d.b.Express.

     Alternative Methods Available to Access Data and Potential New Technologies

     Alternative methods for accessing data exist, primarily text based search engines. If new technologies are developed, they could negatively impact the Company's ability to successfully market and promote d.b.Express.

Softworks' Systems Management Software Products

     Systems management software products provided by Softworks optimize mainframe system performance, reduce hardware expenditures and enhance the reliability and availability of the data processing environment. Softworks products enable corporate data centers to extend the life of their current data processing investments, defer expensive hardware and software upgrades, prevent downtime caused by software failures, automate data recovery processes, and thereby improve personnel productivity. Softworks is recognized as an expert in system performance management, and data and storage management, and leverages its expertise by integrating it into products that are intuitive and proactive, while other vendors just monitor and report. Softworks' products increase product value and achieve market differentiation by providing the ability and necessary intelligence to establish controlled automation that is designed to react and resolve. Softworks calls this differentiating characteristic Softworks SavanTechnology, which increases the customers ability to fully exploit technology investments without requiring additional manpower and expertise.

     Softworks current systems management product offerings include new Year 2000 products which address the assessment and testing portion of the year 2000 problem, as well as HSM Agent and TeraSAM, Catalog Solution, Performance Solution, VSAM Assist, Capacity Plus for VSAM, Space Recovery Facility, VSAM Quick Index, and VSAM Space Manager. During 1996, Softworks, released enhanced versions of all existing products except one, providing increased capabilities and making all of the products year 2000 ready. Softworks is also actively developing additional Year 2000 relevant products. Softworks products are divided into four arenas, the Performance Arena, the DataStor Arena, the Year 2000 Arena and the fourth arena which is still under research and development, the Communications Arena.

     The Performance Arena family of products comprise a set of solutions that help derive maximum performance from enterprise systems and applications. Softworks performance products approach the performance challenge from the application, task, and system levels. The products address such key performance issues as; dynamic I/O tuning; dumping and restoring data; extending operating systems capabilities; performance balancing, and determining the performance impact of changes to an environment.

     The DataStor Arena, addresses system availability and data and storage management issues. Softworks' DataStor Arena solutions are recognized as solutions for addressing system availability issues and effectively managing data both logically and physically. Softworks has a history of aggressive product enhancement and development as evidenced by its introduction of three major new products during 1995 and 1996, and now the introduction of its Year 2000 products and the anticipated release of a suite of multi-platform products later in the second quarter of 1997. Of these new products, TeraSAM facilitates the management and maintenance of large files, and relieves the file size limitation for IBM's VSAM files. QuickTune, the second new product, provides the ability to analyze program execution and identify system and program performance bottlenecks, and CenterStage/MVS, provides proactive storage management, and is the first component of CenterStage/MP, the multi-platform storage management suite of products.

     The Year 2000 suite of products include HotDate 2000/Simulate, HotDate 2000/Discovery and HotDate 2000/Test which address the critical processes of identifying, diagnosing and simulating the year 2000 issues throughout an enterprises environment. The products' capabilities include the simulation of clock transitions on critical applications and provide the ability to simultaneously simulate the year 2000 date change and analyze its impact throughout the enterprise without impacting production; identification of date oriented data and program code and their inter-relationships, and the ability to identify system date processing in object code and during real time execution, however, there can be no assurances as to whether there will be any significant revenues from the Year 2000 suite of products.

     The mainframe market segments that Softworks products address are robust as evidenced by the continuing increase industry-wide in the number of "MIPS" and a significant increase in Softworks' 1996 product licensing revenues, and these market segments are expected to remain so for the foreseeable future. The multi-platform and Year 2000 markets are also anticipated to grow through the millenium.

MapLinx Product

     MapLinx produces MapLinx for Windows, a desktop database mapping utility for personal computers. Based on zip codes, MapLinx will visually plot database records onto a map of the United States or localities. This data visualization makes decision making more effective. MapLinx can also geographically query a database. MapLinx reads records from Windows-based contact managers, databases and personal information managers in most record formats.

     MapLinx for Windows versions 4.0 and a CD-ROM version were released in 1996. MapLinx also sells ZIP Code Boundaries as an add on product to MapLinx. These boundaries enable the user to thematically shade the map at a ZIP code level. Additional add-on products introduced in 1995 include ZIP + 2 Centroids, for greater data granularity, and street level maps.

     Refer to Note 3.c of the Notes to the Consolidated Financial Statements for a discussion with respect to the present status of MapLinx.

SALES AND MARKETING

     d.b.Express is currently being marketed to the telecommunications industry, governmental entities, financial services industry, Fortune 1000 companies and OEM's (producers of other software products incorporating d.b.Express technology) in the United States. The Company utilizes a direct sales force as well as an indirect network of distributors and resellers for this market and entered into a sales and marketing agreement with Perot Systems in December 1995. The Company's direct sales force presently consists of sales and support personnel operating from the Company's headquarters in Bohemia, New York; however, no significant sales of d.b. Express have been generated to date.

     During June, 1995, the Company announced that it had signed an agreement with Oracle whereby the Company is making a new version of its d.b.Express software available to Oracle database users, enabling them to make use of Computer Concepts patented data visualization technology. The Company also has entered into development or license agreements with IBM, and Information Builders, and entered into a sales and marketing agreement with Perot Systems of Dallas, Texas, in December, 1995. Although no agreement has yet been entered into, in April, 1997, the Company announced that British Telecom's Syncordia Services' has integrated the Company's JAVA based version into their Internet database access software for their customers. The Oracle and IBM agreements enable the Company to provide "tightly integrated" versions of d.b.Express to Oracle and IBM "OS/2" users, effectively making the product's usage "seamless" or "transparent" to the user. Although this enables the Company to better market d.b.Express to the large numbers of Oracle and IBM OS/2 users, and the Company anticipates that sales will be generated as a result of these "tightly integrated" versions, the agreements do not require any minimum purchase or sales requirements. The Information Builders agreement provides for royalty payments to the Company based on sales of the hardware and software products which include d.b.Express software technology. The Perot Systems agreement provides for sales and marketing activities regarding the d.b.Express technology whereby Perot Systems will be compensated based on sales and royalty revenues from d.b.Express, however, no minimum purchases or sales are required. The JAVA based version of d.b.Express is believed by the Company to provide at least one solution to an Internet problem referred to as the "bandwidth" limitation which refers to the inability of other existing technologies to allow quick access to database information without significant downloading time where the data is transmitted over the telephone lines to the local user's memory for access purposes, whereas d.b.Express enables immediate access without having to download the data first. As this technology has just been introduced, it is too early to determine the technology's impact or acceptance on Internet data access systems. There are no assurances that any of these activities will produce revenues.

     Softworks holds over 2,400 licenses for its products in over 1,800 customer installations worldwide. Domestically, the products are installed in approximately 80 of the Fortune 100 Companies' data centers. Softworks maintains strategic vendor alliance relationships with IBM, Microsoft and Sybase. These programs provide Softworks access to pre-release versions of software in order to help to ensure that Softworks products exploit the newest technology and are compatible to new operating systems and data base releases. The programs also provide Softworks with insight for strategic planning and product direction.

     Softworks markets its products and services to both the United States and Canada through its North American sales staff and a Canadian distributor. Softworks sales and marketing activities targeting the United Kingdom, Ireland, the Benelux and Scandinavian countries emanate from the Softworks international office in Harpenden, U.K. In 1994 and early 1995 Softworks opened markets in Turkey, Hong Kong, and South America. In 1997, a new subsidiary was established in Paris, France. The Company markets to a host of other countries in the international community through a network of twelve distributors that service the following countries: Italy, France, Germany, Switzerland, Scandinavia, Israel, Japan, Australia/New Zealand, Singapore, Thailand, South Africa, and Brazil. Softworks is located in Alexandria, Virginia and has eight regional U.
S. sales offices located in Bellevue, Washington, San Francisco and Los Angeles, California, Dallas, Texas, Chicago, Illinois, Cincinnati, Ohio, Saddlebrook, New Jersey, Atlanta, Georgia, and Ft. Lauderdale, Florida.

     Softworks generates almost half of its income by selling perpetual licenses for the use of its products. Pricing for mainframe products is based on the computational capacity of the CPUs on which the software operates. Pricing for non-mainframe and cross-platform varies from enterprise-wide agreements to "per seat" pricing. The Company also generates revenue through maintenance and support agreements that are generally renewed annually on the anniversary of the original purchase date.

     In 1996, approximately 54% of total Softworks revenue came from recurring maintenance and support agreements. The renewal rate for these contracts is over 95%. Other revenues are generated when product licenses are transferred to different/larger CPUs. No customer of Softworks comprised 10% or more of the Company's 1996 consolidated revenues.

     MapLinx markets its products primarily to sales and marketing professionals. The majority of MapLinx revenues come from sales to software distributors, who in turn sell the products to major retail outlets such as CompUSA, Computer City and Egghead Software. MapLinx utilizes a direct sales force from its offices in Dallas, Texas.

     MapLinx also generates revenues from direct response advertising in major in-flight magazines such as American Way and Delta Sky. The customer can call an 800 telephone number and buy software directly from MapLinx. All add-on products are sold through in-box promotions and to customers responding to direct response advertising. Refer to Note 3.c of the Notes to the Consolidated Financial Statements for a discussion of the current status of MapLinx.

     In accordance with industry practice, the Company's personal computer products are licensed under "shrink-wrap" license agreements contained in product packages in which the end-user acknowledges license term acceptance by breaking package seals. The Company's mainframe products are licensed under site-specific license agreements.

Seasonality and Backlog

     The Company's quarterly results are subject to fluctuations from a wide variety of factors including, but not limited to, new product introductions, domestic and international economic conditions, customer budgetary considerations, the Company's sales compensation plan, the timing of product upgrades, customers' support agreement renewal cycles and fee recognition in connection with exclusive distribution and other agreements. As a result of the foregoing factors, the Company's operating results for any quarter are not necessarily indicative of results for any future period.

     The Company generally produces inventory shortly before anticipated product shipment. Accordingly, the Company has not experienced significant product backlog nor believes that the existence of product backlog is a relevant indicator of future sales performance.

Manufacturing and Distribution

     The Company currently contracts the manufacture of software diskettes, product documentation and packaging for its d.b.Express product line to non-affiliated third-party manufacturers. Due to the existence of numerous companies providing manufacture of these items, the Company is not dependent on any one contractor.

     Softworks produces its own tapes and is not dependent on any one contractor for materials.

     MapLinx currently contracts the fulfillment and manufacture of software media, product documentation and packaging for its products to non-affiliated third-party manufacturers. Due to the existence of numerous companies providing manufacture of these items, MapLinx is not dependent on any one contractor.

Competition

     The Company's products are marketed in a highly competitive environment. Such environment is characterized by rapid change, frequent product introductions and declining prices. Further, the Company's PC products have been designed specifically for use on the Intel X86 family of computers, utilizing other well known database products. No assurance can be given that the Company's patents and copyrights will effectively protect the Company from any copying or emulation of the Company s products in the future.

     The Company considers certain end-user data access tool and executive information system software companies to be competitors to its d.b.Express product including Trinzic Corporation, Cognos, Inc., Comshare Corp. and Pilot Software, Inc.. The Company believes that d.b.Express can compete effectively against such companies' product offerings based on ease of use, lack of programming, data access speed and price.

     Softworks' products compete with offerings from Boole & Babbage, Computer Associates International Inc., BMC, Compuware and Platinum Technologies. The products compete effectively based on quality of support, price and product quality. Many of the Company's existing and potential competitors possess substantially greater financial, marketing and technology resources than the Company.

EMPLOYEES

     The Company had 186 employees at March 31, 1997, including 77 in marketing, sales and support services, 81 in technical support (including research and development) and 28 in corporate finance and administration. The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense, and the Company has experienced turnover in its management group. The Company has employment contracts with certain of its subsidiary executive officers. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

PATENTS AND TRADEMARKS

     The Company has three federally registered trademarks: "CCC" , "d.b.Express" and "dbACCEL" . In addition, the Company received a patent for the proprietary aspects of its d.b.Express technology in 1994, and a second, expanded patent on that technology in 1995, which broadened the claims regarding the product's graphical interface and indexing. Softworks and MapLinx have both received copyrights for their entire product lines.

Item 2.  PROPERTIES

     The Company leases various facilities for its Corporate headquarters and subsidiary operations, as follows:


                                                                        Annual Rental
      Description    Location        Square Footage     Lease term          Cost
      -----------    --------        --------------     ----------      -------------


      Corporate     Bohemia, NY          10,000       7/1/94 - 6/30/98   $144,000 (1)
      Subsidiary    Alexandria, VA       25,000       9/1/94-8/31/2001   $318,000 (2)
      Subsidiary    Plano, TX             7,500       4/1/95 - 3/31/98   $97,000


(1) The primary lease for the Bohemia, N.Y. facility was renegotiated effected January 1, 1996 to a base rent of $12,000 monthly. Further, the lease provides for annual increases of approximately 4% and is renewable at the option of the Company for an additional year term at the end of its initial term. In February, 1997, the Company negotiated an additional two year extension (July 1, 1998 through June 30, 2000) to the term of the lease. The extended period calls for base rents to increase to $12,600 per month throughout the term.

(2) Lease provides for annual increases of 3% per year, and is renewable at the option of the Company.

Item 3.  LEGAL PROCEEDINGS

     The previously disclosed settlement of a class action claim [Nicholas Cosmas v Computer Concepts Corp., et al; United States District Court, Eastern District of New York] was approved by the Court on September 12, 1996. The Company posted a charge to earnings in the first quarter of 1996 of $2,075,000 to reflect this settlement consisting of $75,000 plus 2,614,378 shares of the Company's common stock, valued at $2,000,000.

     In September 1994, the Company received notice of an action alleging breach of contract regarding an acquisition transaction initiated during 1993. In July, 1995, a settlement agreement was reached whereby the Company was required to pay $75,000 and agreed to an amendment of the original contract to acquire the license for additional software. Pursuant to such amendment, the Company issued a non-interest bearing promissory note in the amount of $388,800 payable in 36 monthly installments, with the final payment scheduled for September 1, 1998, which amount was recorded as an unusual charge in the 1995 consolidated statement of operations.

     In July, 1995, the Company received notice of an action alleging the Company had not used its best efforts to register warrants to purchase 500,000 shares of the Company's common stock within 30 days from written notice to the Company, pursuant to a financial consulting agreement. The Company has maintained that it has always used its best efforts to cause the registration of those warrants to occur. However, to avoid the expense and resolve the uncertainties of litigation, the matter was settled by including 385,000 warrants in the Company's then pending registration statement, with the balance of 115,000 warrants being canceled. As the registration statement became effective on August 9, 1996, the Company believes this matter has been resolved; however, the Company is unable to predict the ultimate outcome of this suit and, accordingly, no adjustment has been made in the consolidated financial statements for any potential losses.

     In July, 1995, the Company and certain officers received notification that they have been named as defendants in a class action claim in the United States District Court, Eastern District of New York in regard to announcements and statements regarding the Company's business and products. During August and September, 1995, four additional, substantially identical, class action claims were made. In November, 1995, the five complaints were consolidated into one action. Plaintiffs have moved to certify a Class Action and the Company has not opposed the motion. No damages have been specified in any of these class action claims. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the claims and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of these claims, which could have a material adverse impact on the consolidated financial position and results of operations of the Company, and accordingly, no adjustment has been made for any potential losses.

     In March 1995, an action (Barbara Merkens v Aval Guarantee Ltd., Walter Mennel, J. Forror, A. Faehndrich-Baun, T & M Consulting AG, M. Schmidt, E.G. Baltruschat and Computer Concepts Corp.; United States District Court, Eastern District of New York) was commenced against the Company and a number of defendants all of whom are unrelated to the Company, alleging fraud and conversion claims in regard to those defendants unrelated to the Company regarding a transaction wherein the defendants unrelated to the Company are alleged to have transferred certificates representing 10,000,000 shares of the Company's common stock. The certificates had not been legally acquired from the Company and the certificates were reported to the Securities and Exchange Commission by the Company as stolen certificates. Plaintiff has requested validation of the transfer of the certificates. The Company and its officers believe that meritorious defenses exist regarding the claim and are vigorously defending the matter.

     On June 11, 1996, the Company received notice of entry of a default judgement against it for $1,500,000 and specific performance to effect the registration of common stock held by Merit Technology, Inc. in a matter which the Company had not been served or received notice (In Re: Merit Technology, Inc., Debtor, U.S. Bankruptcy Court, Eastern District of Texas).On August 13, 1996, the default judgement was set aside by the Court. During December, 1996, this matter was settled with the Company issuing 100,000 shares of its Common Stock.

     During March, 1997, the Company received Complaint filed in the U.S. District Court for the Western District of Texas, by Dell Computer Corporation. The Complaint alleges that the Company failed to deliver product as contracted for and further alleges damages in excess of $50,000. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the claims and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of this claim, which could have an adverse impact on the consolidated financial position and results of operations of the Company, and accordingly, no adjustment has been made for any potential losses.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the shareholders of the Company for a vote during the fourth quarter of 1996.

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK

     The Company's Common Stock has been traded on NASDAQ since September 23, 1992. The following table sets forth the high and low sales prices for the Company s Common Stock by fiscal quarters for the last three years.


                                            High Bid        Low Bid
                                            --------        -------

1994:
    First Quarter                            5 3/8           2 1/2
    Second Quarter                           2 15/16         1 1/8
    Third Quarter                            1 5/8             15/16
    Fourth Quarter                           1 5/16            5/8

1995:
    First Quarter                            1 1/32            7/16
    Second Quarter                           4 31/32           1/4
    Third  Quarter                           2               1 3/8
    Fourth  Quarter                          3 1/2           1 9/32

1996:
    First  Quarter                           2 27/32         1 23/32
    Second Quarter                           2 1/16          1
    Third  Quarter                           1 5/16            17/32
    Fourth  Quarter                            25/32           5/16

1997:
    First  Quarter                           1 1/32            19/32
    Second Quarter
    (to April 25, 1997)                        23/32           9/16


     As of March 31, 1997, the total number of shareholders of the Company's Common Stock was approximately 1,900, exclusive of shareholders whose shares are held in the name of their brokers or stock depositories which are estimated to be 17,700 additional shareholders.

Item 6.  SELECTED FINANCIAL DATA

     The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Form 10-K. All share and per share data has been adjusted to reflect the one-for-four reverse stock split approved by the Company's shareholders on September 22, 1992.

Consolidated Statements of Operations Data:

                                                              Year Ended December 31,

                                                  1996       1995       1994      1993        1992
                                                  ----       ----       ----      ----        ----
                                                       (in thousands, except per share data)


Revenues                                         $19,030    $16,302    $13,695    $3,360        $97

Costs and expenses
Costs of revenues and technical support            5,944      7,074      5,537     1,783        218
Sales and marketing                               13,038      9,166      5,850     3,092        565
General and administration                         8,009      8,191      7,936     5,892      3,359
Amortization and depreciation                      3,684      4,104      2,452       924        732
Research and development                           1,496      1,270        521       606        200
Unusual charges                                    2,590      1,102      3,178     4,402        -
Reduction in carrying values of long-lived assets    412      3,760        -         -          -
                                                  ------     ------      ------    ------     ------

         Total costs and expenses                 35,173     34,667     25,474    16,699      5,074
                                                  ------     ------      ------    ------     ------

Operating loss                                   (16,143)   (18,365)   (11,779)  (13,339)    (4,977)

Other income (expense), net                         -           -         (428)     (111)         1
Interest charge pertaining to discount on
  convertible debentures                          (2,810)       -          -         -         -
                                                 --------   --------   --------  --------   --------
Net loss                                        $(18,953)  $(18,365)  $(12,207) $(13,450)  $( 4,976)
                                                 ========   ========   ========  ========   ========

Net loss per share                                $(0.27)     $(0.37)    $(0.51)   $(0.86)    $(0.40)
                                                 ========   ========   ========  ========   ========

Weighted average common shares outstanding        71,301      49,211     24,110    15,721     12,332
                                                 ========   ========   ========  ========   ========

                                                                    December 31,
                                                  1996       1995       1994       1993       1992
                                                  ----       -----      ----       ----       ----
                                                                    (in thousands)
Consolidated Balance Sheet Data:

Working capital (deficit)                        $ 2,809    $ (2,998)  $ (3,590)  $ 2,545    $  (610)
                                                 =======    =========  =========  =======    ========
Total assets                                      27,671      16,081     21,609    20,807      4,044
                                                 =======    =========  =========  =======    ========
Long term debt, less current portion                 526         800        695       172        163
                                                 =======    =========  =========  =======    ========
Shareholders' equity                               9,524       2,009      7,839    12,168      2,010
                                                 =======    =========  =========  =======    ========

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

     The Company has incurred consolidated net losses of $18,953,000, $18,365,000 and $12,207,000 during the years ended December 31, 1996, 1995 and
1994, respectively, and cumulative net losses of $69,356,000 through December 31, 1996. As of December 31, 1996, the Company's current assets exceeded its current liabilities by $2,809,000. For the year ended December 31, 1996, net cash used in operating activities was $4,994,000. Net cash used in operating activities for 1996 was less than the Company's total net loss primarily due to non-cash expenses including common stock and options issued for services of $3,446,000, common stock issued subject to forfeiture of $1,508,000 and amortization and depreciation of $3,684,000. In addition, as more fully described in Note 7.b, the Company recorded a non-cash interest charge associated with certain financing activities of $2,810,000 and, as described in
Note 11.f, recorded a non-cash unusual charge of $2,000,000 related to the settlement of certain litigation. Cash was also used for certain investing activities including capital expenditures of $832,000 and the purchase of software technologies of $526,000. These uses of cash were primarily financed through sales of convertible debentures, common stock and exercises of stock options approximating $11,929,000, net of commissions.

Management's Plan to Continue as a Going Concern

     Although the Company's liquidity position at December 31, 1996, was adversely affected by the Company's continuing losses, the equity placements during the year then ended have enabled the Company to continue operating. The Company does not maintain a credit facility with any financial institution. Management's plans to remain a going concern, as more fully described below, require additional financing. The financing is anticipated to be in the form of equity and convertible debenture investments, however there can be no assurances that the Company will be able to obtain sufficient financing to execute its plan. As a result of the continuing operating losses, and the lack of sufficient funds to execute its business plan, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

     Management's plans to remain a going concern rely upon achieving positive cash flows from operations through the continued growth of Softworks and the successful exploitation of the Company's d.b.Express technology. The Company's primary source of revenue continues to be derived from its Softworks subsidiary. While to date, revenues from d.b.Express have been insignificant, management believes that its proprietary software technology has significant potential in several areas, and solves certain significant business issues in the telecommunications and Internet related markets. In order to realize the potential of this product, management will need to aggressively pursue all marketing opportunities. To date, the Company has incurred significant losses (both cash expenses and non-cash expenses as described in the Notes to the Consolidated Financial Statements) as a result of the development and marketing of d.b.Express. The Company continues to pursue license and development agreements with various companies. While none of the Company's existing agreements or development opportunities provide sales commitments, management believes that the successful exploitation of its d.b.Express technology will eventually enable the Company to achieve positive cash flows from operations. There can be no assurances that the Company will be successful in achieving positive cash flows from operations with respect to the d.b.Express product. Unless the Company determines to discontinue its pursuit of d.b.Express revenues (which requires significant financial resources), the Company will need to generate positive cash flows from operations from the sale of d.b.Express product in order to decrease its dependency on cash flows from financing activities and remain a going concern.

     Growth of the Company's Softworks subsidiary is anticipated to continue for its existing product line, as well as from its new Year 2000 and multi-platform products, and the Company anticipates that during the first half of 1997, Softworks will release it's first multi-platform systems management products with a suite of products under the name CenterStage/MP which are being developed to resolve storage issues regardless of platform, and to expand Softworks' market beyond the mainframe segment. The Company believes Softworks' products are positioned to meet the market demand for systems management software.

     The software products being developed for the Year 2000 simplify the Year 2000 conversion process by providing tools to help with the critical processes of identifying, diagnosing and simulating millennium issues throughout the mainframe environment. Management believes this product line will result in additional cash flows which will help to defray the Company's consolidated costs of operations; however, there can be no assurances as to the volume of revenues which will be generated from this product line.

     Management believes that the successful exploitation of the Company's d.b.Express technology, the continuing success of the Softworks' subsidiary's existing product line and the launching of Softworks' Year 2000 and multi-platform technologies, among other things, should enable the Company to eventually achieve positive cash flows from operations. The long-term success of the Company, under its existing business plan, is dependent upon the continuing successful domestic and international growth of Softworks, and the Company's ability to generate material d.b.Express revenues. Due to the recent success and rapid growth of the Company's Softworks' subsidiary, management no longer believes that the Company's future success is solely dependent upon the successful exploitation of the d.b.Express technology. Entry into the Year 2000 and multi-platform markets through its Softworks subsidiary and into the Internet market with the Company's new JAVA based Internet access technology, also opens additional markets for potential future sales.

     Softworks sells perpetual and fixed term licenses for its mainframe products, for which extended payment terms of three to five years may be offered. In the case of extended payment term agreements, the customer is contractually bound to equal annual fixed payments. The first year of post contract support (PCS) is bundled with standard license agreements. In the case of extended payment term agreements, the customer may purchase PCS annually. Thereafter, in both instances, the customer may purchase PCS annually. Revenues with respect to such extended payment terms are deferred and recognized over the period of the installment payment plan. At December 31, 1996, the amount of such future receivables extending beyond one year was $3,714,000, and is included in installment accounts receivable, due after one year and deferred revenues in the accompanying consolidated balance sheet.

     Further, the Company is attempting to sell MapLinx. Should the Company not be successful in its efforts to sell MapLinx, the Company plans to effect substantial cost reductions by consolidating operations.


Results of Operations

     Fiscal 1996 Compared to Fiscal 1995

     Revenues for the year ended December 31, 1996 were $19,030,000, an increase of $2,728,000 or 17% over the prior years total of $16,302,000. This increase was primarily due to the increase in Softworks' revenues of $4,899,000 and d.b.Express revenues of $180,000, offset by reductions in net revenues of MapLinx of $1,560,000 and discontinued subsidiaries of $840,000.

     Cost of revenues and technical support, of $5,944,000 represents a decrease of $1,130,000 from the prior year's amount of $7,074,000 due principally to reduced costs incurred by MapLinx of $407,000 and by the discontinuation of Superbase and CCEL operations of $1,320,000, offset by increases related to d.b.Express of $681,000.

     During 1996, sales and marketing expenses for the Company increased $3,872,000 to $13,038,000 from $9,166,000 for the year ended December 31, 1995.
The increase was due, in part, to Softworks efforts in establishing overseas operations of $2,319,000. The remaining portion of the increase was attributable to d.b.Express.

     General and administrative expenses decreased $182,000, to $8,009,000 for the year ending December 31, 1996 versus $8,191,000 for the year ending December 31, 1995. The decrease was principally due to discontinued subsidiaries of $1,053,000, reductions by MapLinx of $50,000, offset by increases at Softworks of $723,000 and costs associated with d.b.Express of $384,000.

      Research and development costs increased $226,000 in 1996 to $1,496,000 over the prior years' amount of $1,270,000, due principally to refinements in d.b.Express technology.

     See Note 9 to the Consolidated Financial Statements for a discussion of unusual charges incurred for the years ended December 31, 1996, 1995, and 1994, respectively.

     The reduction in carrying value of long-lived assets of $412,000 in 1996, pertains to the write-down of MapLinx intangible assets.

     Fiscal 1995 Compared to Fiscal 1994

     Revenues for the year ended December 31,1995, were $16,602,000, an increase of $2,607,000 or 19% over the prior years total of $13,695,000. This increase was primarily due to the acquisition of MapLinx , which had net revenues of $3,780,000, as well as an increase in Softworks' revenues of $2,177,000, offset by the loss of non-recurring revenues generated by the product distribution agreements related to d.b.Express of $2,964,000 in 1994, and reductions in net revenues of $313,000 and $305,000 from Superbase and CCEL, respectively.

     Cost of revenues and technical support, of $7,074,000 represents an increase of $1,537,000 over the prior years amount of $5,537,000 due principally to the MapLinx acquisition which incurred $1,211,000, and increases at Softworks and CCEL of $1,396,000 and $130,000, respectively, offset by decreases from d.b.Express and Superbase of $ 609,000 and $622,000, respectively.

     During 1995, sales and marketing expenses for the Company increased $3,316,000 to $9,166,000 from $5,850,000 for the year ended December 31, 1994.
The acquisition of MapLinx accounted for approximately $2,013,000 of such increase. Other material components include an increase at Softworks of $1,364,000 which was due, in part, to Softworks efforts to bring the DBopen products to market, as well as establishing overseas operations.

     General and administrative expenses increased $255,000, to $8,191,000 for the year ending December 31, 1995 versus $7,936,000 for the year ending December 31, 1994. A major effort put forth by management of the Company to reduce Corporate spending resulted in a reduction of $478,000 over the prior year. This was, however, offset by the acquisition of MapLinx, which was acquired effective December 31, 1994, and incurred expenses amounting to $733,000 during the year.

     Research and development costs increased $749,000 in 1995 to $1,270,000 over the prior years' amount of $521,000, due principally to DBopen and refinements in d.b.Express technology.

     The charge to operations of $3,760,000 for the reduction in carrying values of long-lived assets includes the write-down of the software asset held for sale of $2,440,000 and the write-off of the DBopen acquisition of approximately $1,320,000, both of which are described in Note 3 - Acquisitions of Notes to the Consolidated Financial Statements.

Safe Harbor Statement

     Certain information contained in this annual report, particularly information regarding future economic performance and finances, plans and objectives of management, is forward-looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. The following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the computer software industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing price discounting; changes in economic conditions; the development of new technologies and/or changes in operating systems which could obsolete or diminish the value of existing technologies and products; personnel related costs; legal claims; risks inherent to rolling out new software and new software technologies; the current lack of adequate financial resources to carry out the Company's current business plan in regard to the d.b.Express technology; the potential cash and non-cash costs of raising additional capital or the possible failure to raise necessary capital; changes in accounting principles applicable to the Company's activities; and other factors set forth in the Company's filings with the Securities and Exchange Commission.

Item 8.  FINANCIAL STATEMENTS

     The financial statements and exhibits to Form 10-K are included on pages F-1 through F-26 and are indexed under Items 14(a), 14 (b) and 14(c), respectively.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE

         Not applicable.


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     As of March 31, 1997, the names, ages and positions of the directors and executive officers of the Company are as follows:


     Name                    Age       Position
     ----                    ---       --------

Daniel DelGiorno, Sr.        64        Chief Executive Officer, Director

Daniel DelGiorno, Jr.        42        President, Treasurer,  and Director

Russell Pellicano            56        Secretary, Director

Jack S. Beige                52        Director

Augustin Medina              56        Director

Edward Warman                54        Vice President of Products and Services

George Aronson               48        Chief Financial Officer

     Daniel DelGiorno, Sr. is Chief Executive Officer and a director of the Company since April 1989, and is the father of Daniel DelGiorno, Jr., the Company's President, Treasurer and a director. During the period 1987 to April 1989, Mr. DelGiorno, Sr. together with Mr. Pellicano (an officer and director of the Company) was engaged in the research and development of d.b.Express . Prior thereto, during the period 1985 to May 1987, Mr. DelGiorno, Sr. was the Chief Executive Officer of Myotech, Inc. ("Myotech"), a privately held corporation which produced computerized muscle testing equipment for chiropractors and physical therapists. Myotech was sold to Hemodynamics, Inc. in May 1987 and later became a public corporation. Mr. DelGiorno, Sr. was a practicing chiropractor for many years and had founded a chiropractic clinic employing 4 chiropractors and 6 technicians in addition to administrative personnel. He also successfully collaborated with Mr. Pellicano in connection with the design and development of medical equipment for comparative muscle testing. A patent has been granted to Mr. Pellicano and Mr. DelGiorno, Sr. in connection therewith. In addition, Mr. DelGiorno, Sr. is the holder of a patent for a digital myograph for the testing of muscles by computer. Mr. DelGiorno, Sr. is also an officer, director and shareholder of Tech Marketing Group Corp. which is a holding company and a shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions".

     Daniel DelGiorno, Jr., the Company's President, Treasurer and a director, is the son of Daniel DelGiorno, Sr. and has been with the Company since April 1989. Prior to joining the Company and during the period 1987 to 1989 Mr. DelGiorno, Jr. was involved in providing the management and financial support for and collaborated with Mr. DelGiorno, Sr. and Russell Pellicano in connection with the development of d.b.Express . During the period 1984 to May 1987, he was the President of Myotech, a privately held Company producing muscle testing equipment. He is also the President and principal shareholder with Daniel DelGiorno, Sr. of Tech Marketing Group Corp., a privately held corporation which is a shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions".

     Russell Pellicano is a director of the Company since April 1989 and served as Vice President, Secretary and Director from April 1989 through February 1994. Mr. Pellicano was the original founder and principal of RAMP Associates Inc. ("RAMP"), which was acquired by the Company in October 1990, through which he was engaged in consulting to major corporations and others for the design of software and hardware for computers. A major customer of RAMP since its inception had been Grumman Corporation. Mr. Pellicano, through RAMP, had been consulting for Grumman and other corporations. He is the chief architect and designer of d.b.Express and has been involved in designing and developing computer software and hardware for the past 30 years. Among many noteworthy projects for which he was responsible at Grumman was the design and installation of the Orbiting Astronomical Observatory Space Craft Ground Station, and he was a member of the launch team at Cape Kennedy in conjunction therewith. He was also Senior Systems Analyst for Grumman in connection with the test instrumentation for the forward sweep wing (X29) experimental aircraft on-board computer system, and the F-14D and the A-6E production aircraft. Mr. Pellicano is a graduate of C. W. Post College in 1973 with a degree in Electrical Engineering.

     Jack S. Beige, D.C., J. D. was appointed a Director in November, 1995 for a term beginning January, 1996 and was appointed as a member of the Audit Committee and the Compensation Committee, also effective January, 1996. Mr. Beige received his Juris Doctor degree in 1993 and has been a practicing attorney , primarily in business related matters in Long Island, New York, since then. Prior thereto, Mr. Beige practiced chiropractic medicine, was President of BSJ Realty Corporation, President of All Travel, Ltd. and was President of Comp Consulting Inc. During his practice as a chiropractic doctor, he was elected a Fellow of the International College of Chiropractors, was appointed as chairman of the New York State Worker's Compensation Board, Chiropractic Practice Committee and was elected President of the New York Chiropractic Association in 1987. Mr. Beige is admitted to the New York State Bar and is a member of the American Arbitration Association.

     Augustin Medina was appointed a director in November, 1995 for a term beginning January, 1996 and was appointed as a member of the Audit Committee and the Compensation Committee, also effective January, 1996. During the last five years and previously, Mr. Medina has been an independent business broker associated with the Montecristi Corporation, Gallagher Associates, and Anderson Credit and Leasing, on Long Island, New York. Mr. Medina's business background includes advising and assisting businesses in the computer and non-computer related businesses in their development and structuring of sales and marketing programs.

     Edward Warman joined the Company in September 1993 as Vice President of Products and Services. From 1989 to 1993, he served as Vice President, Product Development for Comdisco Disaster Recovery Services, Inc. where he was responsible for the design and implementation of a new product line of disaster recovery software. From 1984 to 1989, Mr. Warman was Vice President of Research and Development at Intersolv, Inc., with responsibility for a software development staff exceeding 100 people. Prior to 1984, he served in various software development management positions at organizations including Cincom Systems, Inc., Computer Resources, and Monsanto. Mr. Warman possesses degrees in systems analysis, economics and chemical engineering.

     George Aronson, C.P.A., has been the Chief Financial Officer of the Company since September, 1995. From March, 1989 to August, 1995 he was the Chief Financial Officer and Chief Operations Officer of Hayim & Co., L. P. an import/ distribution organization headquartered in New York. Mr. Aronson graduated from Long Island University, in 1972 where he majored in accounting, receiving a Bachelor of Science degree. He is a member of the Institute of Management Accountants, as well as the American Institute of Certified Public Accountants.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation with respect to the Chairman and Chief Executive Officer and each of the other executive officers of the Company who earned more than $100,000 for services rendered for the years ended December 31, 1996, 1995 and 1994. Directors are not compensated for their services, however, the outside directors received a formula grant of stock pursuant to the 1995 Outside Directors Stock Plan.


                                               Summary Compensation Table

                                 Annual Compensation                          Long-Term Compensation
                             -----------------------------      --------------------------------------------------

                                                                             Restricted    Securities      All
                                                                Other       Stock Option     Underlying   Other
Name and                     Fiscal                             Annual         Awards      Options/      Compen-
Principal Position            Year       Salary   Bonus(4)      Compensation (in shares)      SARS       sation
-------------------------------------------------------------------------------------------------------------------


Daniel DelGiorno,Sr.,(1)(4)  1996      $259,000 $ 232,000     $     -            -                -            -
Director                     1995       240,000    84,000           -        1,280,000       1,280,000        -
Chief Executive Officer      1994          -         -              -             -               -           -

Daniel DelGiorno, Jr.(1)(4)  1996          -      232,000           -             -               -           -
President, Treasurer         1995          -       84,000           -        1,280,000       1,280,000        -
Director                     1994          -         -              -             -               -           -

Russell Pellicano(1)         1996      195,000       -              -             -               -           -
Secretary                    1995          -         -              -          100,000         100,000        -
Director                     1994          -         -              -             -               -           -


Ed Warman (2)(4)             1996      116,000     53,000           -             -               -           -
Vice President of Products   1995      117,000       -              -          200,000         200,000        -
& Services                   1994      105,000       -              -             -               -           -


George Aronson (3)(4)        1996      144,000    187,000           -             -               -           -
Chief Financial Officer      1995       31,000       -              -             -               -           -


All Officers as a Group      1996      714,000    704,000           -             -               -           -
                             1995      388,000    168,000           -        2,860,000       2,860,000        -
                             1994      105,000       -              -             -               -           -
-----------

Footnotes

(1) Stock options had an original exercise price of $2.56 per share, their fair market value at date of grant, and were repriced to reflect an exercise price of $.50 per share effective May 1995. D. Del Giorno, Sr., and D. DelGiorno, Jr. were each granted an aggregate of 300,000 shares of stock and 180,000 options exercisable at $.50, and 600,000 options exercisable at $1.50, in May and November 1995, and 750,000 shares in November, 1996, and
     R. Pellicano was granted 100,000 options exercisable at $1.50 in November, 1995.
(2) Mr. Warman was granted the right to 200,000 options in 1995 exercisable at $1.50 and 200,000 shares in November, 1996.
(3)  Mr. Aronson joined the Company in September, 1995 as Chief Financial
     Officer.
(4) Bonus amounts reflected above for the year ended December 31, 1996, are in the form of the Company's common stock, subject to forfeiture and /or restrictions, except for shares valued at $172,000 and $28,000 issued to Dan DelGiorno, Sr and George Aronson, respectively.

                    Option/SAR Grants in Last Fiscal Year

     No options or SARs were granted to Named Officers in 1996

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Value

    The following table set forth certain information with respect to stock option exercises by the named Executive Officers during the fiscal year ended December 31, 1996, and the value of unexercised options held by them at fiscal year-end.



                                                                  Number of                              Value of
                                                                 Unexercised                            Unexercised
                                                                  Options at                            In-the-Money
                                                                  Fiscal Year                           Options at
                                                                    End(#)                          Fiscal Year End ($)(1)
                                                             -----------------------             -------------------------
                      Shares Acquired      Value
  Name                 on Exercise (#)   Realized ($)     Exercisable     Unexercisable       Exercisable      Unexercisable
  ----                ----------------   ------------     -----------     -------------       -----------      -------------
Daniel Del Giorno, Sr.       -                 -          1,280,000               -              42,500               -
Daniel Del Giorno, Jr.       -                 -          1,280,000               -              42,500               -
Russell Pellicano            -                 -            100,000               -                 -                 -
Ed Warman                    -                 -            240,000               -                 -                 -
George Aronson               -                 -             25,000               -                 -                 -

Footnotes

(1) Market Value of the underlying securities at fiscal year end minus the exercise price.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth certain information as of April 24, 1997, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares of Common Stock, by directors who own Common Stock and all officers and directors as a group:


                                        Common Stock         % of Outstanding
Name of Beneficial Owner             Beneficially Owned           Shares (2)
------------------------             -------------------     ------------------

Daniel Del Giorno, Sr. (1)(3)(4)            2,876,500             2.75%
Daniel Del Giorno, Jr. (1)(3)(4)(7)         2,755,048             2.63%
Russell Pellicano (1)(5)                      681,000               *
Jack S. Beige (1) (3)                         330,555               *
Augustin Medina (1)                           163,055               *
George Aronson (1)                            550,000               *
Ed Warman(1)(6)                             1,435,000             1.37%
All Officers and Directors as a
    Group (7 persons) (3,4,5,6)             8,791,158             8.41%

-------
* Less than 1%

Footnotes
(1) The address of the holder is 80 Orville Drive, Suite 200, Bohemia,  New
    York  11716.
(2) Based upon 104,570,190 shares deemed (includes outstanding options owned by above named parties)outstanding as of April 14, 1997.
(3) Includes shares held by his spouse.
(4) Includes 680,000 options (exercisable at $0.50 per share), and 600,000 options (exercisable at $1.50).
(5) Includes  100,000 options  (exercisable at $1.50 per share).
(6) Includes 200,000 options (exercisable at $1.50 per share) and 80,000 options (exercisable at $.50 per share; 60,000 of which are vested and 20,000 to vest ratably over one year).
(7) Daniel Del Giorno, Jr. has majority control of Tech Marketing Group which owns 174,048 shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has, from time to time, borrowed from or advanced funds to Messrs. Dan DelGiorno, Sr. and Daniel DelGiorno, Jr. At December 31, 1996, the loan balance due from these officers was approximately $682,000. Effective January 1, 1997, these advances are interest bearing at the rate of 7% per annum. See Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management, regarding grants of stock and options to Directors and Officers.

     During the fourth quarter, the Company advanced approximately $126,000 to Russell Pellicano. The advance was settled with the Company prior to year end December 31, 1996, through the transfer of marketable securities to the Company with a market value of $126,000.

   During the years ended December 31, 1996 and 1995, the Company paid an outside Director, fees for legal services aggregating $127,000 and $64,000, respectively.

  During the years ended December 31, 1996 and 1995, the Company paid an outside Director consulting fees of $52,000 and $30,000, respectively.

Item 14. (a) 1.   FINANCIAL STATEMENTS
                                                                Page
                                                                ----


         Report of Independent Certified Public Accountants      F-1

         Consolidated Balance Sheets
         December 31, 1996 and 1995                              F-2

         Consolidated Statements of Operations
         Years Ended December 31, 1996, 1995 and 1994            F-3

         Consolidated  Statements of Shareholders'  Equity
         Years Ended December 31, 1996, 1995 and 1994            F-4

         Consolidated Statements of Cash Flows
         Years Ended December 31, 1996, 1995 and 1994            F-5

         Notes To Consolidated Financial Statements              F-6 - F-26

          2.   EXHIBITS

     (a) 2.1 Reorganization Agreement dated April 22, 1989. (Incorporated by reference to Exhibit 2(a) to the Company's Form S-1 Registration Statement) (1)
         2.2 Merger agreement between Computer Concepts Investment Corp. and RAMP Associates Inc. dated October 31, 1990. (Incorporated by reference to Exhibit 2(b) to the Company's Form S-1 Registration Statement)(1)
         2.3 Merger agreement between Computer Concepts Corp. and Softworks, Inc. (Incorporated by reference to Exhibit 2(a) to the Company's Form 8-K filed on October 29, 1993)
         2.4 Merger Agreement dated December 31, 1994, between the Company, its wholly owned subsidiary, CCC/MapLinx Corp., and MapLinx Corp. and Merit Technology, Inc.(Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994.)
     3.1(i)(a)  Certificate  of  Incorporation,  as amended. (Incorporated by reference  to  Exhibit  3(a) of  Form  S-1 Registration
                Statement.)(1)
           (b) Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement.)(1)
           (c) Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement.)(1)
           (d) Certificate of Amendment (Authorizing Increase in Shares of Common Stock) (Incorporated by reference to Exhibit 3 (i)
                (d) to Form 10-K for the year ended 1995
     3.2(ii) By-Laws. (Incorporated by reference to Exhibit 3(d) to the Company's Form S-1 Registration Statement.)(1)
     4.1 Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Company's Form S-1 Registration Statement.)(1)
     4.2        Computer Concepts Directors, Officers and Consultants 1993
                Stock Option  Plan  (Incorporated  by  reference  to
                Exhibit 4.1 to the Company's  Registration  Statement  on
                Form S-8 filed on June 28, 1995)
     4.3        Computer  Concepts  Employees  1993 Stock  Option Plan (Incorp.
                by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed on June 28, 1995)
      4.4 Computer Concepts 1995 Incentive Stock Plan (Incorporated by reference to Exhibit 5 to the Company's Proxy Statement filed on January 29, 1996.)
     10.1 Lease Extension Agreement between Atrium Executive Center and the Company (Incorporated by reference to Exhibit 10(g)(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)
     10.2 Agreement between Software Publishing Corp. And the Company dated June 14, 1994. (Incorp. by reference to Exhibit 10(a) to the Company's Form 8-K filed on July 1, 1994.)
     10.3 Agreement between Computer Concepts Europe, Ltd. and the Company dated September 27, 1993. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form
                10-K/A for the year ended December 31, 1993.)
     10.4 Agreement between Computer Concepts Europe, Ltd. and the Company dated September 27, 1993. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form
                10-K/A for the year ended December 31, 1993.)
          (1) Filed with Form S-1, Registration Statement of Computer Concepts Corp. Reg. No. 33-47322 and are incorporated herein by reference

     The following Exhibits are filed herewith:

     (22)           Subsidiaries of the Company.
     (23) (a)       Consent of Daniel B. Kinsey, P.C.
     (23) (b)       Consent of Grant Thornton LLP

(b)       Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMPUTER CONCEPTS CORP.

                                           By:  /s/ Daniel DelGiorno Sr.
                                                -----------------------
                                                Daniel DelGiorno, Sr.,
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          TITLE                         DATE
----                          -----                         ----


/s/ Daniel DelGiorno, Sr.
-------------------------
Daniel DelGiorno, Sr.         Chief Executive Officer,      May 5, 1997
                              Director

/s/ Daniel DelGiorno, Jr.
-------------------------
Daniel DelGiorno, Jr.         President, Principal          May 5, 1997
                              Operating Officer, Director

/s/ Russell Pellicano
-------------------------
Russell Pellicano             Secretary, Director           May 5, 1997

/s/ George Aronson
-------------------------
George Aronson                Chief Financial Officer       May 5, 1997

                             COMPUTER CONCEPTS CORP.
                                    FORM 10-K

                                DECEMBER 31, 1996


EXHIBIT 22 - SUBSIDIARIES OF THE COMPANY

          Softworks, Inc. (Maryland)

          Superbase, Inc. (Delaware) (Inactive)

          MapLinx Corp. (Delaware)

          Computer Concepts Europe Ltd.(UK) (In liquidation)

          Ramp Inc.(Delaware) (Inactive)

          CCC/Graphics Inc. (Delaware) (Inactive)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Computer Concepts Corp.

We have audited the accompanying consolidated balance sheets of Computer Concepts Corp. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Concepts Corp. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company continued to sustain significant losses and use substantial amounts of cash in operations during the year ended December 31, 1996. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP

GRANT THORNTON  LLP
Melville, New York
April 25, 1997

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        as of December 31, 1996 and 1995
                        (in thousands, except share data)


                                ASSETS:                          1996           1995
                                                                 ----           ----
 CURRENT ASSETS:

Cash and cash equivalents.....................................  $ 5,675        $  579
Accounts receivable, net of allowance for doubtful
      accounts of $693 and $539 in 1996 and 1995, respectively.   9,044         4,475
Advances to officers...........................................     682           385
Inventories....................................................      29           123
Prepaid expenses and other current assets......................   1,036           431
                                                                -------       -------
                Total current assets ..........................  16,466         5,993

INSTALLMENT ACCOUNTS RECEIVABLE, due after one year............   3,714           -

PROPERTY AND EQUIPMENT, net....................................   1,605         1,579

SOFTWARE COSTS, net (including $450  held for sale in 1995)....     949         2,950

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED,
    net of accumulated amortization of $2,628 and $1,369 in 1996
    and 1995, respectively......................................  4,683         5,425

OTHER ASSETS ...................................................    254           134
                                                                -------       -------
                                                                $27,671       $16,081
                                                                =======       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses........................ $4,227        $4,047
   Current portion of long-term debt............................    458           359
   Deferred revenues............................................  8,972         4,585
                                                                -------       -------

        Total current liabilities .............................. 13,657         8,991

DEFERRED REVENUES ..............................................  3,964           281

LONG-TERM DEBT..................................................    526           800

COMMON STOCK SUBJECT TO REDEMPTION..............................     -          4,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.0001 par value; 150,000,000 shares authorized;
   101,335,000 shares in 1996 and 57,475,000 shares in 1995
   issued and outstanding.......................................     10             6
   Additional paid-in capital................................... 78,870        52,406
   Accumulated deficit..........................................(69,356)      (50,403)
                                                                -------       -------
        Total shareholders'  equity.............................  9,524         2,009
                                                                -------       -------
                                                                $27,671       $16,081
                                                                =======       =======
                 See Notes to Consolidated Financial Statements.

                                      F-2

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996, 1995 and 1994
                      (in thousands, except per share data)

                                                         1996            1995           1994
                                                         ----            ----           ----

REVENUES:
   Software licenses and support...................    $19,030        $16,302        $13,695
                                                       -------        -------        -------
COSTS AND EXPENSES:
   Cost of revenues and technical support..........      5,944          7,074          5,537
   Sales and marketing.............................     13,038          9,166          5,850
   General and administrative......................      8,009          8,191          7,936
   Amortization and depreciation...................      3,684          4,104          2,452
   Research and development........................      1,496          1,270            521
   Unusual charges.................................      2,590          1,102          3,178
   Reduction in carrying values of  long-lived
     assets........................................        412          3,760            -
                                                       -------        -------        -------
                                                        35,173         34,667         25,474
                                                       -------        -------        -------
OPERATING LOSS.....................................    (16,143)       (18,365)       (11,779)
                                                       -------        -------        -------

OTHER INCOME/(EXPENSE):

   Losses on securities............................        -              -            (428)
   Interest charge pertaining to discount on
      convertible debentures.......................     (2,810)           -             -
                                                       -------       --------       --------
NET LOSS...........................................   $(18,953)      $(18,365)      $(12,207)
                                                       =======       ========       ========
     NET LOSS PER SHARE............................     $(0.27)        $(0.37)      $(0.51)
                                                       =======       ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ........     71,301         49,211         24,110
                                                       =======       ========       ========

                 See Notes to Consolidated Financial Statements.

                                      F-3

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the Years Ended
                        December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                    Additional                   Currency      Total
                                 Common Stock       Paid-in      Accumulated     Translation   Shareholders'
                              Shares      Amount    Capital      Deficit         Adjustment    Equity
                              ------      ------    -----------  -----------     ------------  -------------

BALANCE, JANUARY 1, 1994      20,690        $2       $31,997       $(19,831)       $ -          $12,168

Net proceeds from sales of
  common stock                 5,189        --         2,411           --           --            2,411
Common stock and options
  issued for services            375        --         1,011           --           --            1,011
Stock issued for business and
  asset acquisitions           7,979         1         4,476           --           --            4,477
Currency translation
  adjustment                    --          --          --             --           (21)            (21)
Net loss                        --          --          --          (12,207)        --          (12,207)
                              ------    ------        ------        -------      -------        -------
  BALANCE, DECEMBER 31, 1994  34,233         3        39,895        (32,038)        (21)          7,839

Net proceeds from sales of
  common stock                20,886         3         8,864           --           --            8,867
Common stock and options
  issued for services          2,137        --         3,234           --           --            3,234
Common stock and options
  issued for settlement of
  trade payables                 219        --           413           --           --              413
Currency  translation
  adjustment                    --          --          --             --            21              21
Net loss                        --          --          --          (18,365)        --          (18,365)
                              ------    ------        ------        -------      -------        -------
BALANCE, DECEMBER 31, 1995    57,475         6        52,406        (50,403)        --            2,009


Net proceeds from sales of
  common stock and options
  exercised                    6,365         1         1,996           --           --            1,997
Common stock issued
  for services                 7,680         1         3,445           --           --            3,446
Common stock issued subject
   to forfeiture               5,075        --         1,508           --           --            1,508
Conversion of common stock
   formerly subject to
   redemption                  4,490        --         4,000           --           --            4,000
Conversion of convertible
   debentures                 16,632         2        12,739           --           --           12,741
Common stock issued for
   settlements                 3,618        --         2,776           --           --            2,776
Net loss                        --          --          --          (18,953)        --          (18,953)
                             -------    ------       -------       --------     -------        --------
BALANCE, DECEMBER 31,1996    101,335       $10       $78,870       $(69,356)       $--         $  9,524
                             =======    ======       =======       ========     =======        ========

                 See Notes to Consolidated Financial Statements.

                                       F-4

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                                  1996         1995         1994
                                                                  ----         ----         ----

OPERATING ACTIVITIES:
Net loss                                                         $(18,953)   $(18,365)   $(12,207)
Adjustments to reconcile net  loss to net cash used in
  operating activities:

  Amortization and depreciation:
      Software costs                                                1,910       1,924       1,276
      Property and equipment                                          806         672         599
      Excess of cost over fair value of net assets acquired           959       1,480         577
      Other                                                             9          28        --
      Non-cash interest charge for discount on convertible debt     2,810        --          --
  Provision for doubtful accounts                                     154           7         400
  Common stock and options issued for services                      3,446       3,234       1,011
  Common stock issued subject to forfeiture                         1,508        --          --
  Non-cash unusual charges                                          2,415         269       3,178
  Reduction in carrying values of
      long-lived assets                                               412       3,760        --
  Loss on investment in securities                                   --          --           428
  Changes in operating assets and liabilities, net of
         effect of acquisitions:
      Accounts receivable                                          (4,723)       (802)     (1,924)
      Installment accounts receivable                              (3,714)       --          --
      Inventories                                                      94          91        (146)
      Prepaid expenses and other current assets                      (637)        174         (83)
      Other assets                                                   (129)         39         111
      Accounts payable and  accrued expenses                          569        (998)      1,408
      Deferred revenues                                             8,070       1,036      (1,807)
                                                                   ------      ------      ------
   Net cash used in  operating activities                          (4,994)     (7,451)     (7,179)
                                                                   ------      ------      ------
INVESTING ACTIVITIES:
Capital expenditures                                                 (832)       (547)     (1,541)
Software development and technology purchases                        (526)       (545)        (75)
Proceeds from sale of technology                                      450        --          --
Net change in advances to officers                                   (297)       (271)        232
Capitalization of  software development costs                        --          --           (96)
Net investments in marketable securities                             --          --         2,165
Acquisition of DBopen, net of  cash acquired                         --          --          (207)
Additional consideration for MapLinx acquisition                       56        --          --
Additional consideration  for  Softworks  acquisition                (515)       (320)       --
                                                                   ------      ------      ------
   Net cash (used in) provided by investing activities             (1,664)     (1,683)        478
                                                                   ------      ------      ------
FINANCING ACTIVITIES:
Net proceeds from sales of common  stock and options                1,997       8,867       2,411
Net proceeds from sale of convertible debentures                    9,932        --          --
Net change in long-term debt                                         (175)        345         150
Repayment of loans payable to shareholders, net                       --         --          (193)
                                                                   ------      ------      ------
   Net cash provided by financing activities                       11,754       9,212       2,368
                                                                   ------      ------      ------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                    5,096          78      (4,333)
CASH AND CASH EQUIVALENTS, beginning of year                          579         501       4,834
                                                                   ------      ------      ------
CASH AND CASH EQUIVALENTS, end of year                             $5,675      $  579      $  501
                                                                   ======      ======      ======
                 See Notes to Consolidated Financial Statements.

                                       F-5

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


1.   BASIS OF PRESENTATION

  Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments and systems management software products for corporate mainframe data centers. The Company has recently entered into the technology infrastructure construction business whereby for a fee the Company assists in the design, construction and installation of building technology systems. The Company's principal market is the United States. Overseas revenues are principally made to European distributors.

     The Company has incurred consolidated net losses of $18,953,000, $18,365,000 and $12,207,000 during the years ended December 31, 1996, 1995 and
1994, respectively, and cumulative net losses of $69,356,000 through December 31, 1996. For the year ended December 31, 1996, net cash used in operating activities was $4,994,000, reflecting the above net loss being offset by various non-cash items described in the accompanying consolidated statement of cash flows. The Company's cash requirements were primarily financed through the sale of convertible debentures and common stock and exercises of stock options approximating $11,929,000 for the year ended December 31, 1996. The Company does not maintain a credit facility with any financial institution. The Company has continued to incur significant expenses with respect to the development and marketing of its d.b.Express product technology without generating any significant revenues. As a result of continued operating losses, the use of significant cash in operations and the lack of sufficient funds to execute its business plan, among other matters, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

     Management's plans to remain a going concern, as more fully described in these notes, require additional financing until such time as sufficient cash flows are generated from operations. This financing is anticipated to be in the form of additional equity and convertible debenture investments, however, there can be no assurances that the Company will be able to obtain sufficient financing to execute its business plan. The Company's current source of revenue continues to be derived from its Softworks subsidiary. Management's plans to remain a going concern rely upon achieving positive cash flows from operations through the continued growth of Softworks and the successful exploitation of the Company's d.b.Express product. While to date, revenues from d.b.Express have been insignificant, management believes that its proprietary software technology has significant potential in several areas, and solves certain significant business issues in the telecommunications and internet related markets. In order to realize the potential of this product, management will need to aggressively pursue all marketing opportunities. To date, the Company has incurred significant losses (both cash expenses and non-cash expenses as described in these notes) as a result of the development and marketing of d.b.Express. There can be no assurances that the Company will be successful in achieving positive cash flows from operations with respect to the d.b.Express product. The Company continues to pursue license and development agreements with various companies. While none of the Company's existing agreements or development opportunities, that relate to d.b.Express, provide sales commitments, management believes that the successful exploitation of its d.b.Express technology, as well as the continued growth of Softworks, will eventually enable the Company to achieve positive cash flows from operations. Unless the Company determines to discontinue its pursuit of d.b.Express revenues (which requires significant financial resources), the Company will need to generate positive cash flows from operations from the sale of d.b.Express product in order to decrease its dependency on cash flows from financing activities and remain a going concern. The Company is currently in the process of negotiating the sale of convertible securities for an amount that the Company believes will sustain its operations through April 1998; however, there can be no assurance that the Company will be successful in these efforts.

The Company is a defendant in several lawsuits, including a class action claim, as described in Note 11.f. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the lawsuits and claims and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of these claims, which could have a material adverse affect on the consolidated financial position and results of operations of the Company. Accordingly, the financial statements do not reflect any adjustments that might result from the ultimate outcome of these litigation matters.

2.   SIGNIFICANT ACCOUNTING POLICIES

  a.   Principles of Consolidation

   The consolidated financial statements include the accounts of Computer Concepts Corp. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  b.   Revenue Recognition

   License revenues are recognized at the time of delivery and acceptance of software products, where collectibility is generally deemed probable and no significant/insignificant obligations exist. Where realization of sale proceeds is not deemed probable, license revenues are recognized on the installment
(cash) method following delivery. Maintenance revenues are deferred and recognized ratably over the maintenance period. Consulting fees are recognized as services are performed.

  c.   Installment Accounts Receivable

   Perpetual license agreements may be executed under installment payment terms with monthly, quarterly or annual payment terms for up to five years. Revenue is deferred and recognized over the period of the installment payment plan.

  d.   Property and Equipment

   Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the related assets, whichever is shorter. Capitalized lease assets are amortized over the shorter of the lease term or the service life of the related assets.

  e.   Software Costs

     Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at estimated fair value. Amortization of software costs begins when products become available for customer release. Purchased software technologies and software costs associated with the basic technology development are amortized on a straight-line basis over the estimated economic lives of the products, generally five years. Development costs associated with specific versions of software are amortized over the estimated life of the version, generally 12 to 18 months. Management evaluates whether these intangible assets are impaired (and appropriately adjusts carrying values) by comparing the net carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset.

  f.   Excess of Cost Over Fair Value of Net Assets Acquired

   The excess of cost over the fair value of net assets acquired in purchase business transactions is amortized on a straight-line basis over periods ranging from three to ten years. Impairment of the excess of cost over fair value of net assets acquired is evaluated by comparing the estimated future undiscounted cash flows from the related assets of the acquired business to the carrying amount of such assets.

   It is the Company's policy to periodically review and evaluate whether there has been a permanent impairment in the value of intangibles and adjust the carrying value accordingly. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.

  g.   Income Taxes

  Deferred tax assets and liabilities are recognized based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The Company has recorded no provisions for income taxes in the accompanying consolidated financial statements as a result of incurred losses.

  h.   Net Loss Per Share

   Net loss per share is based on the weighted average number of common shares outstanding. Outstanding stock options, warrants and other potential stock issuances have not been considered in the computation since the effect of their inclusion would be antidilutive.

  i.   Segment Information

   The Company is engaged in only one business segment, operating principally in North America, during the years 1994 through 1996. Domestic export revenues, made principally to European distributors, are summarized as follows:

                         1996            1995           1994
                         ----            ----           ----

Germany               $1,697,000     $1,361,000     $1,088,000
United Kingdom           881,000        528,000        367,000
Canada                   304,000        282,000        309,000
Australia                278,000        113,000         54,000
Japan                    234,000        274,000        269,000
Other Locations          610,000        174,000        344,000
                      ----------     ----------     ----------
                      $4,004,000     $2,732,000     $2,431,000
                      ==========     ==========     ==========



  j.   Cash and Cash Equivalents

  The Company considers all investments with original maturities of three months or less to be cash equivalents. The carrying amount of temporary cash investments approximates the fair value because of the short maturity of those instruments.

  k.   Use of Estimates

   In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   ACQUISITIONS

  a.   Softworks, Inc.

  In October 1993, the Company completed the acquisition of all of the common stock of Softworks, a privately held Maryland company founded in 1977, providing systems management software products.

  The purchase price approximated $5,700,000, which included $2,000,000 in cash and 1,000,000 shares of the Company's restricted common stock, 500,000 shares of which were contingently issuable upon realizing certain 1993 revenue goals. These goals were achieved and the shares were issued. The acquisition has been accounted for using the purchase method of accounting. Accordingly, assets and liabilities were recorded at their fair values as of September 1, 1993, the effective date of the acquisition, and the operations of Softworks have been included in the Company's consolidated statement of operations since that date. The excess of cost over the fair value of net assets acquired, which approximated $5,484,000, is being amortized over ten years. The agreement also requires the Company to make additional contingent purchase consideration payments to two of Softworks' former shareholders based upon certain product revenues for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through December 31, 1996, the Company has incurred a liability of $924,000, ($802,000 of which was paid) to the non-employee former shareholders, which has been treated as additional consideration in connection with the acquisition and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition. No other contingent payments have been made under the terms of this agreement.

 b.   Superbase

  In June 1994, the Company completed the purchase of the Superbase product technology and certain related assets from Software Publishing Corporation ("SPC") in exchange for 2,031,175 shares of the Company's restricted stock valued at approximately $4,000,000 and $75,000 in cash. SPC received a valuation guarantee for the stock issued, and was permitted to sell such stock in an orderly manner over a twelve month period following registration, which was originally required to be completed before December 31, 1994. The agreement provided that should such registration statement not be effective by December 31, 1994, SPC, at its option, could require the Company to repurchase the shares issued for the amount of the valuation guarantee.

   On January 19, 1995, SPC and the Company entered into an extension agreement whereby the Company was given an extension to file the registration statement to February 15, 1995. In exchange for that extension, the Company agreed to pay SPC $560,000 (the "Penalty Amount"), payable $300,000 in cash in three monthly installments, and $260,000 in additional shares of Company common stock. These additional shares also had a valuation guarantee. As a result of the Company's failure to meet the December 31, 1994 registration statement filing deadline, the Company recorded the Penalty Amount, $560,000, as an unusual charge in the December 31, 1994 consolidated statement of operations. The extension agreement included a provision that if the Company did not meet the February 15, 1995 deadline, and the registration was not completed by May 31, 1995, SPC was entitled to either of the following (at SPC's option): (i) the payment of an additional penalty payment equal to $638,400 payable equally in cash and Company common stock, or (ii) the repurchase of the shares as provided for in the agreement. The Company did not meet the May 31, 1995 requirement. The Company accrued for an additional penalty payment of $638,400 as an unusual charge in 1995.

   In October 1996, the Company and SPC signed a Settlement and Mutual Release Agreement. This agreement permitted SPC to accelerate its ability to sell its remaining shares, with the Company paying $619,420 in cash and issuing an additional 309,000 shares of the Company's common stock, which were fair valued at $183,000, to settle all claims between the parties. The Company recorded a total charge of $515,000 in 1996, reflecting such final settlement. During 1996, the Company issued an additional 5,393,000 shares of its Common Stock (consisting of 4,490,000 shares upon the redemption conversion and 903,000 shares relating to settlement) ending its commitments under the SPC agreements. The stock originally issued to SPC was included in the accompanying balance sheet as "Common Stock Subject to Redemption" which was classified as debt in the event the Company would have been required to repurchase the shares at the guaranteed price. This amount has been reclassified to equity as the ultimate resolution did not require the Company to repurchase the shares.

   During the year ended December 31, 1995, as a result of the Company's decision to not invest in the further development and marketing of the Company's Superbase software technology, the Company recorded a charge to operations of $2,440,000. This reduced the carrying value of this asset to $450,000. During 1996, the Company sold the underlying software technology, with the Company realizing the cash proceeds of $450,000.

  c.   MapLinx, Inc.

  During December 1994, the Company completed the acquisition of MapLinx, a developer and provider of PC database geographic utilities used with Windows database and spreadsheet products. In connection with the acquisition, the Company issued 1,672,476 shares having a fair value of $900,000 at the acquisition date. The acquisition has been accounted for as a purchase and, accordingly, assets acquired and liabilities assumed were recorded at their fair values as of December 31, 1994 and the operations of MapLinx, are included in the Company's consolidated statement of operations since that date. The cost of the acquisition exceeded the fair value of net assets acquired by $904,000 and has been classified as the "excess of cost over fair value of net assets acquired" and was being amortized on a straight line basis over a period of three years.

  Since its acquisition, MapLinx' revenues have diminished and it has incurred continuing losses. The Company has evaluated the carrying value of the unamortized portion of the MapLinx excess of cost over fair value of net assets acquired and unamortized software development costs, aggregating $412,000 at December 31, 1996, and has determined that its recoverability is doubtful. Accordingly, the Company wrote-off such long-lived assets in the fourth quarter of 1996. The Company is in the process of attempting to sell the net assets of MapLinx. There can be no assurances that the Company will be successful in its attempt to sell the net assets of MapLinx.

Financial information pertaining to MapLinx as of and for the years ended December 31,1996, and 1995, are summarized below:

                                     1996                1995
                                     ----                ----

Current Assets                     $366,000            $831,000
Total Assets                        429,000           1,520,000
Current Liabilities                 517,000             729,000
Total Liabilities                   520,000             743,000
Net Revenues                      2,220,000           3,780,000
Net (Loss)                       (1,497,000)           (508,000)



 d.   DBopen, Inc.

  During October 1994, the Company entered into an agreement to acquire Dbopen, Inc., a provider of PC database administration tools employing client/server technology. In connection with the acquisition, the Company issued $939,300 of restricted common stock and assumed long-term debt of approximately $423,000.The agreement provided for a price guarantee on the initial stock issuance and the issuance of additional restricted common stock upon the timely completion of certain new products as well as payment of additional consideration over a four-year period based on the revenue and profit contribution of DBopen. The acquisition has been accounted for as a purchase and, accordingly, Dbopen's assets and liabilities were recorded at their fair values as of December 31, 1994 and the operations of DBopen are included in the Company's consolidated statement of operations since that date. The cost of the acquisition exceeded the fair value of net assets acquired by $1,916,000 which has been classified as the "excess of cost over fair value of net assets acquired" at December 31, 1994 and is being amortized on the straight line basis over a period of three years. The historical operations of DBopen are not material to the historical operations of the Company.

  In the third quarter of 1995, certain new products pertaining to the acquisition of DBopen were introduced into the marketplace. As a result of limited sales and changing market conditions during the fourth quarter of 1995, it became apparent that significant additional expenditures would have to be incurred in order to modify the DBopen products to meet such changing market conditions. In the opinion of management, such additional costs would exceed the projected benefits and the decision was made to discontinue the products. Consistent with this business decision, the Company wrote-off the remaining carrying value of its investment in Dbopen of $1,320,000 in the fourth quarter of 1995.

4.  PROPERTY AND EQUIPMENT

                                                  Useful life       1996          1995
                                                    in years          (in thousands)

      Computer equipment and software              3 to 7          $2,807      $ 2,019
      Furniture and fixtures                       5 to 7             279          250
      Leasehold improvements                       7                  473          458
                                                                  -------      -------
                                                                    3,559        2,727
      Less accumulated depreciation
          and amortization                                        ( 1,954)     ( 1,148)
                                                                  -------      -------
                                                                  $ 1,605      $ 1,579
                                                                  =======      =======


5.   SOFTWARE COSTS

                                                         1996           1995
                                                         ----           ----
                                                             (in thousands)
Capitalized software development costs                  $3,538         $3,303
Purchased and acquired software technologies
  (including $450  held for sale in 1995)                1,894          2,220
                                                        ------         ------
                                                         5,432          5,523
Less accumulated amortization                           (4,483)        (2,573)
                                                        ------         ------
                                                        $  949         $2,950
                                                        ======         ======


6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                         1996            1995
                                                         ----            -----
                                                             (in thousands)
       Accounts payable                                  $1,253         $1,909
       Due to SPC (Note 3.b)                                -              838
       Accrued payroll and benefits                         616            675
       Other accrued expenses                             2,358            625
                                                         ------         ------
                                                         $4,227         $4,047
                                                         ======         ======

7.   SHAREHOLDERS' EQUITY

  a.   Common Stock

     During 1996, the Company consummated sales of restricted common stock under various private placement agreements, including sales of convertible debt securities, (Note 7.b below). Proceeds raised from these sales aggregated
$11,929,000, net of offering commissions and expenses of approximately $1,664,000 and the discount of $2,810,000 pertaining to the convertible debt. A total of 19,286,238 shares were sold at prices ranging from $0.20 to $2.00 per share. A total of 9,104,000 shares were also issued in 1996 pursuant to valuation guarantees under stock transactions during the years ended December 31, 1994 and 1995 (3,711,000 shares) and pursuant to valuation guarantees and the settlement of the SPC transaction described in Note 3.b (5,393,000 shares).

  During 1995, the Company consummated sales of restricted common stock under various private placement agreements. Proceeds raised from these sales aggregated $8,867,000, net of offering commissions and expenses of approximately $1,400,000. A total of 19,340,000 shares (excluding 555,000 shares sold under an option) were sold at prices ranging from $0.20 to $2.00 per share. A total of 991,000 shares were also issued pursuant to valuation guarantees.

  During 1994, the Company consummated sales of restricted common stock under various private placement agreements. Proceeds raised from these sales aggregated $2,411,000, net of offering commissions and expenses approximating $389,000. A total of 4,589,000 shares were sold (excluding 600,000 shares sold under an option) at prices ranging from $0.50 to $1.25 per share.

  b.   Convertible Debt Securities

     In 1996, the Company received net proceeds of approximately $9,932,000, net of commissions of $1,371,000 relating to the placement of convertible debt securities. These instruments were convertible to 16,632,000 shares of common stock of the Company at discounts ranging from 20% to 32.5% from the market price on the date of conversion. In connection with this discount, SEC Staff comments and consistent with SEC observer comments at the Emerging Issues Task Force meeting on March 13, 1997 related to this topic, the Company recorded a non-cash interest charge related to these securities of approximately $2,810,000. All of these convertible debt securities were converted during 1996.

  c. Transactions with Officers, Employees and Consultants

     In November 1996, the Company issued 2,300,000 restricted and 2,775,000 unrestricted shares of the Company's common stock to various officers, employees and consultants. These shares are subject to forfeiture if the Company does not ultimately sign contracts valued in excess of $3,000,000 during 1997. Such shares had a fair value at the date of issuance of $1,508,000, which has been recorded as a non-cash charge in the Company's statement of operations for the year ended December 31, 1996. In addition to the shares identified above, the

Company issued 7,680,000, shares of common stock in 1996 to officers, employees and consultants which were not subject to forfeiture. These additional shares had a fair value at the date of issuance of $ 3,446,000, which is included as a non-cash charge in the Company's statement of operations for the year ended December 31, 1996.

In June 1996, the Company entered into an agreement with a consultant in connection with the marketing of the Company's d.b.Express product. Pursuant to such agreement, the consultant has the ability to earn 250,000 options for every $1,250,000 in net d.b.Express revenues, up to a maximum of 1,000,000 options. This agreement expires on December 31, 1997, and the options have an exercise price of $5.00 per share (originally priced at $.50 per share). In addition, the Company entered into agreements with this consultant which provide for the following additional compensation:

 -- 425,000 options to purchase the Company's common stock at an exercise price of $0.65 per share, which expires on December 31, 1998. In connection with this grant, the Company recorded a non-cash charge to the statement of operations of $388,790 for the year ended December 31, 1996.

 -- The consultant was loaned $250,000 payable in five annual installments of $50,000, plus interest at 6% per annum. In January 1997, the consultant repaid the entire loan balance including interest through that date.

 -- The consultant receives annual compensation of $80,000 per annum, renewable automatically with termination on one year's notice. In addition, the Company paid approximately $220,000 of other agreed-upon expenses of the consultant during 1996.

 -- A bonus of $200,000 payable should the Company achieve $5,000,000 of net d.b.Express revenues specifically related to the consultant's activities.

Consulting expenses related to restricted stock and option issuances and reflected in the consolidated statements of operations amounted to $1,118,000, $2,155,000, and $1,199,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In December  1995,  the Company  entered  into an agreement  with Perot  Systems
Corporation ("Perot") in connection with the marketing of the d.b.Express technology. The Company issued 500,000 options at $2.56 per share to purchase common stock in connection with the agreement and recognized an expense of $235,000 representing the fair value of such options. Pursuant to such agreement, Perot also has the ability to earn up to 2,250,000 options at a price of $2.56 per share, at the rate of 50,000 options for every

$1,000,000 of d.b.Express product revenues in excess of $5,000,000, over a period of two years, commencing December 1995. Additionally, Perot could earn a commission of 30% on all future sales of d.b.Express over a period of two years commencing December 1995. During 1996, the agreement was amended to change the terms such that Perot would receive: a) 30% of gross revenues created by the sales or license of the d.b.Express technology from sources directly attributable to Perot, or, b) 10% of gross revenues from sources not generated directly by Perot, but where Perot participates substantially in the sales or license process. To date, no significant revenues have been earned through this agreement and, accordingly, no additional options or commissions have been paid.

  During the fourth quarter of 1995, the Company also entered into various other marketing and consulting agreements expiring at various dates through November 1997. The Company issued 1,678,000 options at $1.50 per share to purchase common stock in connection with these agreements and recognized expenses aggregating $1,056,000 representing the fair value of such options. Pursuant to such agreements, these firms also have the ability to earn up to 1,600,000 options at a price of $1.50 per share contingent upon defined levels of d.b.Express product revenues. In April 1997, 1,000,000 of the 1,678,000 options described above were rescinded and the Company issued 400,000 restricted shares of the Company's common stock to such consultants in lieu of such options.

  During July and August 1994, the Company entered into one-year agreements with several financial relations and advisory firms to assist in expanding individual and institutional investor interest in the Company, as well as to advise in the development of its business, including acquisition financing. The Company issued 600,000 options at $.01 per share and 700,000 options at $1.12 per share to purchase common stock in connection with the agreements. The difference between the fair market value of the Company's common stock and the exercise price of the options issued, approximating $706,000 was included in "prepaid expenses and other current assets" and was being amortized over the terms of the applicable agreements at September 30, 1994. In the fourth quarter of 1994, as a result of the inability to realize the amounts previously deferred, the Company wrote off the remainder of these deferred costs.

  During December 1994, the Company issued 350,000 shares of common stock having a fair market value of $339,000 to a consultant for telecommunication consulting services performed in the fourth quarter of 1994.

d.   Stock Option Plans

     During October 1993, the Company adopted the Employees' 1993 Stock Option Plan (the "Employees' Plan"), the 1993 Directors, Officers and Consultants Stock Option Plan (the "DOC Plan") and the 1993 Prior Service Plan (the "Prior Services Plan"), collectively the "1993 Plans," all of which are non-qualified plans providing for the grant of stock or options to eligible participants. The Company may issue stock or options for up to an aggregate 20% of the Company's outstanding common stock under the Employees' and DOC Plans (without consideration of the options issued under the Prior Services Plan). The Board of Directors has the authority to determine all terms and provisions under which options are granted, including the persons to whom options are granted, the number of shares and exercise price per share of common stock to be covered by each option and the time or times at which options shall be exercisable.

During 1994, the Board of Directors authorized a restriction on the exercise of substantially all outstanding options and warrants. Exercises of options and warrants are subject to the requirement that, at the time of exercise, at least 25% of the Company's authorized capital stock be unissued, unreserved and available for issuance.

On March 20, 1996, the Company's shareholders approved the termination of the above 1993 Plans and the adoption of the 1995 Stock Incentive Plan (the "1995 Incentive Plan"). Eligible participants in the 1995 Incentive Plan are officers and employees of the Company and consultants to the Company. Pursuant to the 1995 Incentive Plan, the Board of Directors or a committee thereof may also grant restricted stock, stock appreciation rights, performance grants or such other types of awards as it may determine. The total number of common shares issuable upon the exercise of all stock options under the 1995 Incentive Plan may not exceed 10,000,000 shares, subject to adjustments upon the occurrence of certain events, as defined. The 1995 Incentive Plan provides for the granting of
(i) incentive options to purchase the Company's common stock at the fair market value on the date of grant and (ii) non-qualified options to purchase the Company's common stock at not less than the fair market value on the date of grant.

On March 20, 1996, the Company's shareholders also approved the Outside Director Stock Option Plan (the "Director Plan"). Directors of the Company who are not full-time employees of the Company are eligible to participate in the Director Plan. The total number of common shares issuable upon the exercise of all stock options under the Director Plan may not exceed 500,000 shares, subject to adjustments upon the occurrence of certain events, as defined. Pursuant to the Director Plan, each non-employee director will be granted options with five year terms commencing March 1, 1996, and on the first day of each March thereafter, to purchase that number of shares of common stock having a market value of $50,000. Options granted shall vest in one year.

The Company has also issued options during 1996, 1995 and 1994 with terms determined by the Board of Directors at the time of grant (the "Miscellaneous Options").

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss and net loss per share for the year ended December 31, 1996 and 1995 would be as follows:

                                            1996                1995
                                            ----                ----

Net Loss             As Reported         $18,953,000         $18,365,000
                     Pro Forma           $19,363,000         $20,202,000

Net Loss Per Share   As Reported            $0.27               $0.37
                     Pro forma              $0.27               $0.41


These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995.

The fair value of options granted during 1996 and 1995, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 79% to 157% in 1996 and from 80% to 161% in 1995, (2) risk-free interest rates from 5.12% to 6.37% in 1996 and 5.37% to 7.75% in 1995, and (3) expected lives ranging from 1 to 4.25 years in 1996 and 1.25 to 5.3 years in 1995.

The following is a summary of stock option activity for 1994, 1995 and 1996 (share amounts are in thousands):


                                                                  Weighted Average
Prior Service Plan                                     Shares      Exercise Price
-------------------                                    ------      -----------------
Outstanding at January 1, 1994                            -           $  -
Granted                                                 4,318          1.03
                                                        -----
Outstanding and exercisable at December 31, 1994        4,318          1.03
Forfeited                                                 (50)         1.03
                                                        -----
Outstanding and exercisable at December 31, 1995        4,268          1.03
Exercised                                                (532)         1.03
Forfeited                                                (117)         1.03
                                                        -----
Outstanding and exercisable at December 31, 1996        3,619          1.03
                                                        =====

Weighted average remaining contract life:             2 years
Range of exercise price:                          $0.50  to $4.63

                                                                  Weighted Average
DOC Plan:                                              Shares      Exercise Price
-------------------                                    ------      -----------------
Outstanding at January 1, 1994                           -             $    -
Granted                                                  905               1.87
                                                       -----
Outstanding and exercisable at December 31, 1994         905               1.87
Granted                                                5,301               0.50
Exercised                                               (105)              1.06
Forfeited                                               (623)              1.90
                                                       -----
Outstanding and exercisable at December 31, 1995       5,478               1.18
Exercised                                                (78)              1.18
Forfeited                                               (197)              1.18
                                                       -----
Outstanding and exercisable at December 31, 1996       5,203               1.18
                                                       =====

   Weighted average remaining contract life:  2.6 years
   Range of exercise price:  $0.25 to $1.50
   The weighted average fair value of options granted during 1995 was $0.86 per share.


                                                                  Weighted Average
1995 Incentive Plan:                                   Shares      Exercise Price
-------------------                                    ------      -----------------
Outstanding at January 1, 1996                            -           $  -
Granted                                                  397            1.41
Forfeited                                                (71)           1.80
                                                        ----
Outstanding and exercisable at December 31, 1996         326            1.33
                                                        ====

   Weighted average remaining contract life:  1.49 years
   Range of exercise price:  $0.81 to $1.80
   The weighted average fair value of options granted during 1996 was $0.64.

                                                                  Weighted Average
1993 Employees' Plan:                                  Shares      Exercise Price
--------------------                                   ------      -----------------
Outstanding at January 1, 1994                             -           $ -
Granted                                                   702            1.18
Forfeited                                                (180)           1.18
                                                        -----
Outstanding and exercisable at December 31, 1994          522            1.18
Granted                                                   957            1.14
Forfeited                                                (355)           1.07
                                                        -----
Outstanding and exercisable at December 31, 1995        1,124            1.18
Exercised                                                 (10)           1.18
Forfeited                                                 (56)           1.18
                                                        -----
Outstanding and exercisable at December 31, 1996        1,058            1.18
                                                        =====

 Weighted average remaining contract life:  2.38 years
 Range of exercise price:  $.50 to $1.50
 The weighted average fair value of options granted during 1995 was $0.51.

                                                                  Weighted Average
Miscellaneous Options:                                Shares      Exercise Price
-----------------------                                ------      -----------------
Outstanding at January 1, 1994                           645            $0.58
Granted                                                1,645             0.64
Exercised                                               (600)            0.01
Forfeited                                               (700)            1.13
                                                       -----
Outstanding at December 31, 1994                         990             0.64
Granted                                                4,928             0.91
Forfeited                                               (123)            0.60
                                                       -----
Outstanding at December 31, 1995                       5,795             0.87
Granted                                                3,052             0.84
Exercised                                             (1,024)            0.87
Forfeited                                                (29)            0.87
                                                       -----
Outstanding at December 31, 1996                       7,794             0.90
                                                       =====

   Weighted average remaining contract life:    2.44 years
   Range of exercise price:  $0.35 to $2.43

     At  December  31,  1995 and 1996,  5,765,694  and  7,310,779  options  were exercisable, respectively. The weighted average fair value of options granted during 1995 and 1996 was $0.97 and $0.47 per share, respectively.

     At December 31, 1996, a total of 17,516,000 options are exercisable at exercise prices ranging from $.25 to $4.63 per share. At December 31, 1996, a total of 21,747,569 shares of the Company's common stock were reserved for options, warrants and contingencies.

     Total compensation costs recognized for stock-option awards amounted to $621,013 and $2,567,527 for the years ended December 31, 1996 and 1995, respectively.

     During August 1994, the Company's Board of Directors authorized a reduction of the exercise price covering 6,760,000 outstanding options to purchase common stock to $1.25 per share (the fair market value at the date of the Board action). The substantial majority of such options were previously issued at an exercise price of $2.56 per share.

     During May 1995, the Company's Board of Directors authorized a reduction of the exercise price of 4,184,500 outstanding options to purchase common stock to $.50 per share ($.22 higher than the fair market value at the date of the Board action). The substantial majority of such options were previously issued at an exercise price of $1.25 per share.

8.   INCOME TAXES

     The tax effects of temporary differences which give rise to deferred tax assets and liabilities at December 31, 1996 and 1995 are summarized as follows (in thousands):


Deferred tax assets                                1996           1995
                                                   ----           ----
Net operating loss carryforwards                $ 17,445      $ 11,578
Tax credit carryforward                              504           641
Compensation                                       4,282         2,390
Fixed and intangible assets                          388         1,763
Other                                                814         1,112
                                                ---------     --------
                                                  23,433        17,484

Deferred tax liabilities
  Capitalized software development costs            (398)       (1,097)
                                                --------       -------
                                                  23,035        16,387
Valuation allowance                              (23,035)      (16,387)
                                                --------       -------
                                                 $     0       $     0
                                                ========       ========

     SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The full valuation allowances at December 31, 1996 and 1995 reflect uncertainties with respect to future realization of net operating loss carryforwards.

     At December 31, 1996, the Company has net operating loss carryforwards approximating $41,266,000 available to reduce future taxable income. These losses, which expire through 2011, are subject to significant limitations as a result of IRS Section 382 rules governing changes in control. The Company has not quantified the amount of such limitations.

9.   UNUSUAL CHARGES

     Included in unusual charges for the year ended December 31, 1996, are charges aggregating $2,590,000 including the following: $2,075,000, of which $2,000,000 (representing 2,614,000 shares of Common Stock) is non-cash, for costs associated with the settlement of certain litigation (Note 11.f), and $515,000 of which 415,000 (representing 750,000 shares of Common Stock) is non-cash relating to the final settlement of SPC (Note 3.b)

     Included in unusual charges for the year ended December 31, 1995, are charges aggregating $1,102,000 including the following: Penalty Amounts to SPC of $638,000 (Note 3.b) and settlement of certain litigation of $464,000 (Note 11.f).

     Included in unusual charges for the year ended December 31, 1994, are charges aggregating $3,178,000 including the following: write-off of goodwill relating to Computer Concepts Europe Ltd. ("CCEL") of $1,800,000 Penalty Amounts to SPC of $560,000, write-off of aborted acquisition costs of $260,000 and the reversal of revenue pertaining to CCEL of $500,000.

 10.   RELATED PARTY AND OTHER TRANSACTIONS

     For the years ended December 31, 1996 and 1995, executive officers of the Company received stock-based compensation aggregating $899,000 in 1996 and $169,000 in 1995. One of these officers has not received any cash compensation during 1996, nor, at any time since the Company's inception, while the other officer received cash compensation of $259,000 and $240,000 in 1996 and 1995, respectively. Such officers have received advances from time to time, with such advances being payable upon demand and bearing no interest. Effective January 1, 1997, these advances are interest bearing at the rate of 7% per annum.

     During the fourth quarter, the Company advanced approximately $126,000 to another officer. The advance was settled with the Company prior to the year ended December 31, 1996, through the transfer of marketable securities to the Company with a market value of $126,000.

     During the years ended December 31, 1996 and 1995, the Company paid an outside Director fees for legal services aggregating $127,000 and $64,000 respectively.

     During the years ended December 31, 1996 and 1995, the Company paid an outside Director consulting fees of $52,000 and $30,000, respectively.

11. COMMITMENTS AND CONTINGENCIES

a.   Commission/Royalty Commitments

     As described in Note 7.c, the Company is obligated to pay Perot a 30% commission on gross revenues from the sales or license of the d.b.Express technology from sources generated solely by Perot or a 10% commission on gross revenues from sources not generated directly by Perot, but where Perot participates substantially in the sales or license process. Additionally, the Company is obligated to pay a consultant a royalty of 20% on net sales or license revenues specifically generated by that consultant. The Company is further obligated to pay to another consultant a 10% royalty on net sales or license revenues specifically generated by that consultant.

b.   Leases

     The Company leases certain computer equipment under long-term non-cancelable leases which are classified as capital leases and are included as part of property and equipment. Operating leases are primarily for office space, equipment and automobiles.

     At December 31, 1996, the future minimum lease payments under operating and capital leases are summarized as follows:


     Year Ending December 31,        Operating Leases           Capital Leases

           1997                         $ 936,000                 $ 120,000
           1998                           758,000                    62,000
           1999                           645,000                      -
           2000                           521,000                      -
           2001                           275,000                      -
                                       ----------                 ---------
                                        3,135,000                   182,000
  Amounts representing interest              -                       11,000
                                       ----------                 ---------
  Net                                  $3,135,000                 $ 193,000
                                       ==========                 =========

     Rent expense approximated $690,000, $619,000 and $437,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

c.   Employment Agreements

     The Company has entered into various employment agreements with three key employees for base compensation aggregating $400,000 per year. These agreements expire at various times during 1997 and will be automatically renewed for succeeding terms of one year unless the Company, or the employee, gives written notice.

d.   Benefit Plan

     The Company provides pension benefits to eligible employees through a 401(k) plan. Employer matching contributions to this 401(k) plan approximated $36,000 for the year ended December 31, 1996 and $26,000 for each of the years ended December 31, 1995 and 1994.

e.   Registration Statements/Restricted Securities

     The Company has used restricted common stock for the purchase of certain companies (Note 3) and has sold restricted common stock in private placements. At December 31, 1996, 11,716,000 shares of restricted common stock were issued and outstanding.

f.   Legal Matters

     During May 1994, the Company and certain officers received notification that they have been named as defendants in a class action alleging violations of certain securities laws with respect to disclosures made regarding the Company's acquisition of Softworks during 1993. On September 12, 1996, the settlement of this class action claim was approved by the United States District Court, Eastern District of New York. The Company recorded a charge to earnings in the first quarter of 1996 of $2,075,000 to reflect this settlement consisting of $75,000 plus 2,614,000 shares of the Common Stock.

     In September 1994, the Company received notice of an action alleging breach of contract regarding an acquisition transaction initiated during 1993. In July 1995, a settlement agreement was reached whereby the Company was required to pay $75,000 and agreed to an amendment of the original contract to acquire the license for additional software. Pursuant to such amendment, the Company issued a non-interest bearing promissory note in the amount of $388,800 payable in 36 monthly installments, with the final payment scheduled for September 1, 1998, which amount was recorded as an unusual charge in the 1995 consolidated statement of operations.

     In July 1995, the Company received notice of an action alleging the Company had not used its best efforts to register warrants to purchase 500,000 shares of the Company's common stock within 30 days from written notice to the Company, pursuant to a financial consulting agreement. The Company has maintained that it has always used its best efforts to cause the registration of those warrants to occur. However, to avoid the expense and resolve the uncertainties of litigation, the matter was settled by including 385,000 warrants in the Company's then pending registration statement, with the balance of 115,000 warrants being canceled. As the registration statement became effective on August 9, 1996, the Company believes this matter has been resolved; however, the Company is unable to predict the ultimate outcome of this suit and, accordingly, no adjustment has been made in the consolidated financial statements for any potential losses.

     In July 1995, the Company and certain officers received notification that they have been named as defendants in a class action claim in regard to announcements and statements regarding the Company's business and products. During August and September 1995, four additional, substantially identical, class action claims were made. In November 1995, the five complaints were consolidated into one action. Plaintiffs have moved to certify a Class Action and the Company has not opposed the motion. No damages have been specified in any of these class action claims. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the claims and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of these claims, which could have a material adverse impact on the consolidated financial position and results of operations of the Company, and, accordingly, no adjustment has been made for any potential losses.

     On June 11, 1996, the Company received notice of entry of a default judgement against it for $1,500,000 and specific performance to effect the registration of common stock held by Merit Technology, Inc. in a matter which the Company had not been served or received notice (In Re: Merit Technology, Inc., Debtor, U.S. Bankruptcy Court, Eastern District of Texas). On August 13, 1996, the default judgement was set aside by the Court. During December 1996, this matter was settled with the Company issuing 100,000 shares of its common stock.

     During March 1997, the Company received a Complaint filed in the U.S. District Court for the Western District of Texas, by Dell Computer Corporation. The Complaint alleges that the Company failed to deliver product as contracted for and further alleges damages in excess of $50,000. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the claims and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of this claim, which could have an adverse impact on the consolidated financial position and results of operations of the Company, and accordingly, no adjustment has been made for any potential losses.