Form 10-Q/A
period 1996-06-30
COMPUTER CONCEPTS CORP /DE
filed 1997-05-16
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _________
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

                                      INDEX


PART I -  FINANCIAL INFORMATION                                      Page
                                                                     ----
 Condensed Consolidated Balance Sheets
 as of June 30, 1996 and December 31, 1995                             1

 Condensed Consolidated Statements of Operations
 For the Three and Six Months Ended June 30, 1996 and 1995             2

 Condensed Consolidated Statements of Cash Flows
 For the Six Months ended June 30, 1996 and 1995                       3

 Notes to Condensed Consolidated Financial Statements                  4 -11

 Management s Discussion and Analysis of Financial
 Condition and Results of Operations                                   12 - 15


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings                                             15

 Item 2. Changes in Securities                                         15

 Item 3. Defaults Upon Senior Securities                               15

 Item 4. Submission of Matters to a Vote of Security Holders           15

 Item 5. Other Information                                             15

 Item 6. Exhibits and Reports on Form 8-K                              15

 Signatures                                                            16

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    as of June 30, 1996 and December 31, 1995
                        (in thousands, except share data)


                                                                              June 30,         December 31,
                                      ASSETS                                   1996               1995
                                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.............................................     $  6,577         $     579
  Accounts receivable, net of allowance for doubtful accounts of $413 and
       $539 in 1996 and 1995,  respectively.............................        4,382             4,475
  Advances to  officers.................................................          467               385
  Inventories...........................................................           69               123
 Deferred discount on convertible debentures............................          630                -
 Prepaid expenses and other current assets..............................          735               431
                                                                                  ---               ---
     Total current assets...............................................       12,860              5,993


INSTALLMENT ACCOUNTS RECEIVABLE, due after one year.....................          944                -

PROPERTY AND EQUIPMENT, net.............................................        1,447             1,579

SOFTWARE COSTS,  net (including $450  held for sale at December 31, 1995).      1,990             2,950

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net of
  accumulated amortization  of $1,841  and $1,369 in 1996 and 1995,
  respectively..........................................................        5,178             5,425

OTHER ASSETS............................................................          377               134
                                                                                  ---               ---
                                                                             $ 22,796          $ 16,081
                                                                             ========          ========

               LIABILITIES AND SHAREHOLDERS'  EQUITY



CURRENT LIABILITIES:
   Accounts payable and accrued expenses.................................    $  4,150           $ 4,047
   Current portion of long- term debt....................................         374               359
   Deferred revenues.....................................................       5,231             4,585
                                                                                -----             -----
               Total current liabilities.................................       9,755             8,991

DEFERRED REVENUES........................................................       1,195               281

LONG-TERM DEBT...........................................................       3,753               800

COMMON STOCK SUBJECT TO REDEMPTION.......................................       3,000             4,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.0001 par value; 150,000,000 shares authorized;
     69,329,000 shares in 1996 and 57,475,000 shares in 1995 issued
     and outstanding.....................................................           6                 6
   Additional paid-in capital............................................      64,616            52,406
   Accumulated deficit...................................................     (59,529)          (50,403)
                                                                              -------           -------
              Total shareholders' equity.................................       5,093             2,009
                                                                                -----             -----
                                                                              $22,796          $ 16,081
                                                                              =======          ========
            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
        For the Three Months and Six Months Ended June 30, (in thousands, except per share data)

                               Three Months Ended           Six Months Ended
                                   June 30,                      June 30,
                               -------------------          -----------------

                                1996      1995                1996      1995
                                ----      ----                ----      ----

REVENUES:
Software licenses and support   $3,722    $3,610             $7,831   $ 7,718
                                ------    ------             ------   -------

COSTS AND EXPENSES:
  Cost of revenues and
     technical support           1,282     1,609              2,616     3,457
  Research and development         322       355                676       595
  Sales and marketing            2,448     2,412              4,375     4,960
  General and administrative     1,677     2,599              3,494     3,841
  Amortization and depreciation    779       752              1,541     1,920
  Unusual charges                  -       1,077              2,075     1,077
                                 -----     -----              -----     -----
                                 6,508     8,804             14,777    15,850
                                 -----     -----             ------    ------

NET LOSS FROM OPERATIONS        (2,786)   (5,194)            (6,946)   (8,132)
                                ------    ------             ------    ------

OTHER INCOME/(EXPENSE):
 Non-cash interest charge on
     convertible debt           (1,920)      -               (2,180)     -
                                ------   -------             -------  -------

NET LOSS                       $(4,706)  $(5,194)           $(9,126)  $(8,132)
                               =======   =======            =======   =======


NET LOSS PER SHARE              $(0.07)   $(0.12)            $(0.15)  $ (0.20)
                                ======    ======             ======   =======

WTD. AVG.COMMON SHARES
     OUTSTANDING                65,136    43,082             61,642    39,785
                                ======    ======             ======    ======


            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        For the Six Months Ended June 30,
                                 (in thousands)

                                                                          1996       1995
                                                                          ----       ----
OPERATING ACTIVITIES:
Net loss ............................................................   $(9,126)   $(8,132)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization:
          Software costs ............................................       729        935
          Property and equipment ....................................       336        319
          Excess of cost over fair value of net assets acquired .....       472        683
          Other .....................................................         4        -
     Common stock issued for services ...............................       305        815
     Non-cash unusual charges .......................................     2,000      1,077
     Non-cash interest charge for discount on convertible debt ......     2,180        -
Changes in operating assets and liabilities:
     Accounts receivable ............................................        94        232
     Installment accounts receivable, due after one year ............      (944)       -
     Inventories ....................................................        54        (13)
         Prepaid expenses and other current assets ..................      (108)       156
     Other assets ...................................................      (243)        29
     Deferred revenue ...............................................       192       (211)
    Accounts payable and other accrued expenses .....................     1,561         (9)
                                                                          -----         --
                              Net cash used in operating activities .    (2,494)    (4,119)
                                                                         ------     ------
INVESTING ACTIVITIES:
     Capital expenditures ...........................................      (204)      (360)
     Additional consideration for Softworks acquisition .............      (269)      (200)
     Proceeds from the sale of technology ...........................       250        -
     Capitalization of software development costs ...................      (218)      (585)
     Net change in advances to officers .............................       (82)      (288)
                                                                            ---       ----
                            Net cash used in investing activities ...      (523)    (1,433)
                                                                           ----     ------
FINANCING ACTIVITIES:
    Net proceeds from sales of common stock and options and
     convertible debentures .........................................     9,201      8,431
    Other loans payable .............................................       -          102
    Net change in long term debt ....................................      (186)        32
                                                                           ----         --
                            Net cash provided by financing activities     9,015      8,565
                                                                          -----      -----
INCREASE  IN CASH AND CASH EQUIVALENTS ..............................     5,998      3,013
CASH AND CASH EQUIVALENTS, beginning of period ......................       579        501
                                                                            ---        ---
CASH AND CASH EQUIVALENTS, end of period ............................   $ 6,577    $ 3,514
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

The Company has incurred consolidated net losses of $4,706,000 for the three months ended June 30, 1996, $9,126,000 for the six months ended June 30, 1996, and cumulative net losses of $59,529,000 through June 30, 1996. As of June 30, 1996, the Company's current assets exceeded current liabilities by $3,105,000. Approximately $753,000 of accounts payable were past due. The Company is not experiencing difficulty in obtaining trade credit with customary terms from its vendors. The Company recorded as an unusual charge in the March 31, 1996, condensed consolidated financial statements, $2,075,000 for a settlement of a class action suit, wherein $2,000,000 worth of the Company's common stock was placed in escrow and $75,000 was paid in cash. See Note 5.d to the condensed consolidated financial statements. Further, the Company has recorded a non-cash charge for discount on convertible debentures of $2,180,000. See Note 4.b to the condensed consolidated financial statements. During the six month period ended June 30, 1996, net cash used in operating activities totaled $2,494,000, consisting primarily of an operating net loss of $9,126,000, net of depreciation and amortization of $1,541,000, non cash unusual charges of $2,000,000, common stock issued for services of $305,000, non-cash interest charge for the amortization of the discount on convertible debentures of $2,180,000, and a net change in operating assets and liabilities of $606,000. In addition, net cash used in investing activities of $523,000 consisted primarily of software development costs, $218,000, the purchase of fixed assets, $204,000, and additional consideration paid in connection with the Softworks, Inc. acquisition, $269,000, offset by the proceeds from the sale of software technology, $250,000.

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

b. Sales of Common Stock, convertible debentures and proceeds from of stock options

During the six month period ended June 30, 1996, the Company consummated sales of restricted common stock under various private placement agreements. Proceeds raised from these sales aggregated $1,733,000, net of offering commissions and expenses estimated to be $297,000. A total of 1,015,000 shares were sold at a price of $2.00 per share. Additionally, approximately $263,000 was raised through the exercise of stock options. During the six month period ended June 30, 1996, the Company raised approximately $7,205,000 (net of commissions and expenses of $795,000 through the sale of subordinated convertible debentures. Such debentures, which aggregate to the principal amount of 8,000,000 had maturity dates ranging from April, 1997 to March, 1998, and are convertible, into the restricted common stock of the Company at conversion rates ranging from 67.5% to 75.0% of the prices of the Company's common stock during various defined periods. In connection with this discount, SEC Staff comments and consistent with SEC observer comments at the Emerging Issues Task Force meeting on March 13, 1997 related to this topic, the Company recorded a deferred asset of $2,810,000 upon the receipt of the funds and is amortizing this discount amount over the period commencing on the date the security was issued to the date it first becomes convertible. Accordingly, the Company recorded a non-cash interest charge related to these securities of $2,180,000.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1996 and 1995

4.     SHAREHOLDERS' EQUITY   (continued)

As of the initial filing date, August 21, 1996, $8,000,000 of the convertible debentures had converted into an aggregate of 8,969,695 shares of the Company's common stock and has, accordingly, increased the Company's shareholders' equity by an equal amount.

Subsequent to June 30, 1996, the Company received approximately $2,871,000 net of commissions and expenses of approximately $429,000 from the sale of an additional convertible debenture.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           For the Three and Six Months Ended June 30, 1996 and 1995

Results of Operations
---------------------
Three and Six Months Ended June 30, 1996 Compared with June 30, 1995
----------------------------------------------------------------------

Revenues for the quarter ended June 30, 1996, were $3,722,000, a $112,000 or 3% increase over the comparable period in 1995, while revenues for the six months ended June 30, 1996 of $7,831,000 were $113,000 or 1.5% over the prior year. For the quarter ended June 30, 1996, net revenues increased at Softworks by $868,000 while decreasing at Maplinx by $834,000 as compared to the quarter ended June 30, 1995. Year to date increases of $1,730,000 and $56,000 at Softworks and Computer Concepts respectively, were offset by decreases of $1,048,000 and $256,000 at Maplinx and Superbase, (which ceased operations in April, 1996 ) respectively. The increase in revenues at Softworks is due primarily to the release of new products and expanded sales and marketing efforts. The decrease at Maplinx is principally due in large part to a delay in the release of its new products. The closure of certain subsidiaries and product lines accounted for an additional loss of revenues of approximately $357,000.

The cost of revenues and technical support decreased $327,000 to $1,282,000 for the quarter ended June 30, 1996, as compared to $1,609,000 for the prior year quarter and by $841,000 to $2,616,000 for the six months ended June 30, 1996, from $3,457,000 for the prior year six month period. The principal factors for this decrease include the elimination of certain subsidiaries and product lines, as well as various reductions in overhead.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 1996 and 1995

Results of Operations (Continued)
---------------------------------
See Notes 2 and 5.d to the condensed consolidated financial statements for discussions relating to unusual charges incurred during the six months ended June 30, 1996.

See Note 4.b to the condensed consolidated financial statements for discussion relating to the non-cash interest charge for discount on convertible debentures.

Financial Condition and Liquidity
---------------------------------
The Company has incurred consolidated net losses of $4,706,000 for the three months ended June 30, 1996, $9,126,000 for the six months ended June 30, 1996, and cumulative net losses of $59,529,000 through June 30, 1996. As of June 30, 1996, the Company's current assets exceeded current liabilities by $3,105,000. Approximately $753,000 of accounts payable were past due. The Company is not experiencing difficulty in obtaining trade credit with customary terms from its vendors. The Company recorded as an unusual charge in the March 31, 1996, condensed consolidated financial statements, $2,075,000 for a settlement of a class action suit, wherein $2,000,000 worth of the Company's common stock was placed in escrow and $75,000 was paid in cash. See Note 5.d to the condensed consolidated financial statements. Further, the Company has recorded a non-cash charge for discount on convertible debentures of $2,180,000. See Note 4.b to the condensed consolidated financial statements. During the six month period ended June 30, 1996, net cash used in operating activities totaled $2,494,000, consisting primarily of an operating net loss of $9,126,000, net of depreciation and amortization of $1,541,000, non cash unusual charges of $2,000,000, common stock issued for services of $305,000, non-cash interest charge for the amortization of the discount on convertible debentures of $2,180,000, and a net change in operating assets and liabilities of $606,000. In addition, net cash used in investing activities of $523,000 consisted primarily of software development costs, $218,000, the purchase of fixed assets, $204,000, and additional consideration paid in connection with the Softworks, Inc. acquisition, $269,000, offset by the proceeds from the sale of software technology, $250,000.

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

Subsequent to June 30, 1996, the Company received approximately $2,871,000 (net of commissions and expenses of approximately $429,000 ) from the sale of additional convertible debentures. The Company believes that these additional cash infusions will enable it to adequately maintain its operations at least through September 30, 1997. At August 9, 1996, the Company had cash and cash equivalents of approximately $7,391,000 (unaudited). Ultimately, however, positive cash flows from operations will be necessary in order to curtail the

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 1996 and 1995
----------------------------------------------------------
Financial Condition and Liquidity (Continued)
---------------------------------
Company's reliance on equity placements.

To achieve positive cash flows from operations, management initiated during 1995, a series of cost saving measures, some of which include, wherever possible, reductions in staffing, advertising, the use of outside consultants and marketing costs. The Company has continued these measures in 1996. Further, the Company has substantially closed down its DBopen product line. During 1995, the Company significantly curtailed the Superbase operations, and, in April, 1996, ceased Superbase operations by selling off this technology. During the quarter ended June 30, 1996, the Company was awarded a three year contract wherein New York State may license the use of d.b.Express . During 1995, the Company entered into development or license agreements with Oracle, IBM, Dell Computers and Information Builders, Inc., and a sales and marketing agreement with Perot Systems Corporation. However, during the second quarter of 1996, the Company was advised that Dell Computers had discontinued the distribution of d.b.Express . Subsequent to June 30, 1996 the Company announced that it had signed an agreement with the Availability Services branch of IBM, wherein they will market the Company's d.b.Express product line. The above referenced agreements and contract do not contain any sales commitments.

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

Item 1.  Legal Proceedings

See Note 5.d to the Condensed Consolidated Financial Statements.

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

COMPUTER CONCEPTS CORP.

/s/ Daniel DelGiorno, Sr.
-------------------------
Daniel DelGiorno Sr.       Chief Executive Officer,      May 15, 1997
                           Director


/s/ George Aronson
-------------------------
George Aronson             Chief Financial Officer       May 15, 1997