Form 10-Q/A
period 1996-09-30
COMPUTER CONCEPTS CORP /DE
filed 1997-05-16
CIK 879703

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


          For the transition period from ____________ to _____________

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
                       (in thousands, except share data)

                                                                                   September 30,
                                      ASSETS                                          1996        December 31,
                                                                                   (Unaudited)        1995
                                                                                  --------------- ------------
CURRENT ASSETS:
  Cash and cash equivalents .......................................................   $  6,919    $    579
  Accounts receivable, net of allowance for doubtful accounts of $475 and
       $539 in 1996 and 1995,  respectively .......................................      5,930       4,475
  Advances to  officers ...........................................................        570         385
  Inventories .....................................................................         76         123
  Prepaid expenses and other current assets .......................................      1,182         431
                                                                                         -----         ---
              Total current assets ................................................     14,677       5,993

INSTALLMENT ACCOUNTS RECEIVABLE, due after one year ...............................      1,789         -

PROPERTY AND EQUIPMENT, net .......................................................      1,572       1,579

SOFTWARE COSTS,  net (including $450  held for sale at December 31, 1995) .........      1,742       2,950

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net of
  accumulated amortization  of $2,082  and $1,369 in 1996 and 1995, respectively ..      5,038       5,425

OTHER ASSETS ......................................................................        447         134
                                                                                           ---         ---
                                                                                      $ 25,265    $ 16,081
                                                                                      ========    ========
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ..........................................   $  4,557    $  4,047
   Current portion of long- term debt .............................................        381         359
   Deferred revenues ..............................................................      6,045       4,585
                                                                                         -----       -----
               Total current liabilities ..........................................     10,983       8,991

DEFERRED REVENUES .................................................................      2,202         281

LONG-TERM DEBT ....................................................................      2,695         800

COMMON STOCK SUBJECT TO REDEMPTION ................................................      3,000       4,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.0001 par value; 150,000,000 shares authorized; 75,942,000 shares
              in 1996 and 57,475,000 shares in 1995 issued and outstanding ........          8           6
   Additional paid-in capital .....................................................     68,864      52,406
   Accumulated deficit ............................................................    (62,487)    (50,403)
                                                                                       -------     -------
              Total shareholders' equity ..........................................      6,385       2,009
                                                                                         -----       -----
                                                                                      $ 25,265    $ 16,081
                                                                                      ========    ========
            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

          For the Three Months and Nine Months Ended September 30, (in thousands, except per share data)

                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                            -------------------      -------------------

                                              1996        1995        1996        1995
                                              ----        ----        ----        ----
REVENUES:
Software licenses and support .........      $  4,313    $  4,320    $ 12,144    $ 12,038


COSTS AND EXPENSES:
  Cost of revenues and technical support...     1,354       1,997       3,971       5,453
  Research and development ................       328         310       1,004         903
  Sales and marketing .....................     2,539       1,971       6,913       6,932
  General and administrative ..............     1,621       1,951       5,115       6,232
  Amortization and depreciation ...........       798         989       2,340       2,909
  Reduction in carrying value of software
     costs held for sale                          -         2,097         -         2,097
  Unusual charges .........................       -           438       2,075       1,077
                                                -----         ---       -----       -----
                                                6,640       9,753      21,418      25,603
                                                -----       -----      ------      ------

NET LOSS FROM OPERATIONS ..................    (2,327)     (5,433)     (9,274)    (13,565)
                                               ------      ------      ------     -------

OTHER INCOME/(EXPENSE):
   Interest charge pertaining to the discount
     on convertible debentures ...........       (630)        -        (2,810)        -
                                               ------      ------       ------    -------

NET LOSS .................................   $ (2,957)   $ (5,433)   $(12,084)   $(13,565)
                                             ========    ========    ========    ========


NET LOSS PER SHARE .......................   $  (0.04)   $  (0.10)   $  (0.18)   $  (0.28)
                                             ========    ========    ========    ========

WEIGHTED  AVERAGE  COMMON SHARES
     OUTSTANDING .........................     73,982      55,954      66,052      48,502
                                               ======      ======      ======      ======


            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     For the Nine Months Ended September 30,
                                 (in thousands)

                                                                                     1996        1995
                                                                                     ----        ----
OPERATING ACTIVITIES:
Net loss .......................................................................   $(12,084)   $(13,565)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization:
          Software costs .......................................................      1,090       1,429
          Property and equipment ...............................................        531         514
          Excess of cost over fair value of net assets acquired ................        712         985
          Reduction in carrying value of software costs held for sale ..........        -         2,097
          Other ................................................................          7         -
     Common stock issued for services ..........................................        787       1,664
     Non-cash interest charge for discount on convertible debt .................      2,810         -
     Non-cash unusual charges ..................................................      2,000         995
Changes in operating assets and liabilities:
     Accounts receivable .......................................................     (1,455)        311
     Installment accounts receivable, due after one year .......................     (1,789)        -
     Inventories ...............................................................         47         114
     Prepaid expenses and other current assets .................................       (658)         42
     Other assets ..............................................................       (313)         26
     Deferred revenue ..........................................................      3,381         (90)
    Accounts payable and other accrued expenses ................................        599        (513)
                                                                                        ---        ----
                              Net cash used in operating activities ............     (4,335)     (5,991)
                                                                                     ------      ------
INVESTING ACTIVITIES:
     Capital expenditures ......................................................       (533)       (538)
     Additional consideration for Softworks acquisition ........................       (368)       (247)
     Proceeds from the sale of technology ......................................        350         -
     Capitalization of software development costs ..............................       (332)       (584)
     Net change in advances to officers ........................................       (185)       (164)
                                                                                       ----        ----
                            Net cash used in investing activities ..............     (1,068)     (1,533)
                                                                                     ------      ------
FINANCING ACTIVITIES:
    Net proceeds from sales of common stock, options  and convertible debentures     11,976       8,461
    Other loans payable ........................................................        -            55
    Net change in long term debt ...............................................       (233)        -
                                                                                       ----
                            Net cash provided by financing activities ..........     14,553       8,516
                                                                                     ------       -----
INCREASE  IN CASH AND CASH EQUIVALENTS .........................................      6,340         992
CASH AND CASH EQUIVALENTS, beginning of period .................................        579         501
                                                                                        ---         ---
CASH AND CASH EQUIVALENTS, end of period .......................................   $ 6,919     $  1,493
                                                                                   ========    ========

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

The Company has incurred consolidated net losses of $2,957,000 for the three months ended September 30, 1996, $12,084,000 for the nine months ended September 30, 1996, and cumulative net losses of $62,487,000 through September 30, 1996. As of September 30, 1996, the Company's current assets exceeded current liabilities by $3,694,000. Approximately $853,000 of accounts payable were past due. The Company is not experiencing difficulty in obtaining trade credit with customary terms from its vendors. The Company recorded as an unusual charge in the March 31, 1996, condensed consolidated financial statements, $2,075,000 for a settlement of a class action suit, wherein $2,000,000 worth of the Company's common stock was placed in escrow and $75,000 was paid in cash. See Note 5.d to the condensed consolidated financial statements. Further, the Company has recorded a non-cash charge for discount on convertible debentures of $2,810,000. See Note 4.b to the condensed consolidated financial statements. During the nine month period ended September 30, 1996, net cash used in operating activities totaled $4,335,000, consisting primarily of an operating net loss of $12,084,000, net of depreciation and amortization of $2,340,000, non cash unusual charges of $2,000,000, common stock issued for services of $787,000, non-cash interest charge for the amortization of the discount on convertible debentures of $2,810,000 and a net change (reduction) in operating assets and liabilities of $188,000. In addition, net cash used in investing activities of $1,068,000 consisted primarily of software development costs, $332,000, the purchase of fixed assets, $533,000, and additional consideration paid in connection with the Softworks, Inc. acquisition, $368,000, offset by the proceeds from the sale of software technology, $350,000.

The Company does not maintain a credit facility with any financial institution. The uses of cash, referred to above, have been essentially funded through the issuance of the Company's common stock, the sale of convertible debentures, as well as cash generated from Softworks, Inc. Although the Company's liquidity position at September 30, 1996, has been adversely affected by the aforementioned factors, equity placements during the nine months then ended have mitigated these factors.

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

The Company has signed a Letter of Intent to sell one of its wholly-owned subsidiaries, Maplinx, Inc. ("Maplinx"). Financial information pertaining to this wholly-owned subsidiary as of and for the nine months ended September 30, 1996, and as of and for the year ended December 31, 1995, is summarized below:


                                September 30, 1996  December 31, 1995
                                ------------------  -----------------
Current  Assets:                     $373,000          $831,000
Total Assets:                         971,000         1,520,000
Current Liabilities:                1,444,000           949,000
Total Liabilities:                  1,451,000           963,000
Net Assets (Liabilities):            (480,000)          557,000
Net  Revenues:                      1,315,000         3,780,000
Net Loss:                           1,038,000           508,000


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

b. Sales of Common Stock, convertible debentures and proceeds from stock options

During the nine month period ended September 30, 1996, the Company consummated sales of restricted common stock under various private placement agreements. Proceeds raised from these sales aggregated $1,733,000, net of offering commissions and expenses of approximately $297,000. A total of 1,015,000 shares were sold at a price of $2.00 per share. Additionally, approximately $263,000 was raised through the exercise of stock options. During the nine month period ended September 30, 1996, the Company raised approximately $9,980,000 (net of commissions and expenses of $1,320,000) through the sale of subordinated convertible debentures. Such debentures, which aggregate to the principal amount of $11,300,000, had maturity dates ranging from April, 1997 to March, 1998, and are convertible, at the option of the holder, commencing 45 days from the date of issue, into the restricted common stock of the Company at conversion rates ranging from 67.5% to 75.0% of the prices of the Company's common stock during various defined periods. In connection with this discount, SEC Staff comments and consistent with SEC observer comments at the Emerging Issues Task Force meeting on March 13, 1997 related to this topic, the Company recorded a deferred discount of $2,810,000 upon the receipt of the funds. This deferred discount was amortized over the periods commencing on the date the security was issued through the date they first became eligible to convert, and accordingly, the Company recorded a non-cash interest charge related to these securities of $2,810,000.

As of the initial date of the filing of this report, November 15, 1996, $10,800,000 of the convertible debentures had converted into an aggregate of 14,706,597 shares of the Company's common stock and has, accordingly, increased the Company's shareholders' equity by an equal amount.

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

5.     COMMITMENTS AND CONTINGENCIES (continued)

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the Three and Nine Months Ended September 30, 1996 and 1995

Results of Operations
---------------------
Three and Nine Months Ended September 30, 1996 Compared with September 30, 1995
-------------------------------------------------------------------------------

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

General and administrative costs decreased $330,000 to $1,621,000 for the three months ended September 30, 1996, when compared to $1,951,000 for the quarter ended September 30, 1995, and by $1,117,000 to $5,115,000 for the nine months ended September 30,1996 from $6,232,000 for the nine month period ended September 30, 1995. The principal factor contributing to the decrease has been the elimination of certain subsidiaries and product lines.

See Notes 2 and 5d to the condensed consolidated financial statements for discussions relating to unusual charges incurred during the nine months ended September 30, 1996.

See Note 4.b to the condensed consolidated financial statements for discussion relating to the non-cash interest charge of $2,810,000 for the amortization of the discount on convertible debentures.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the Three and Nine Months Ended September 30, 1996 and 1995

Financial Condition and Liquidity
---------------------------------
The Company has incurred consolidated net losses of $2,957,000 for the three months ended September 30, 1996, $12,084,000 for the nine months ended September 30, 1996, and cumulative net losses of $62,487,000 through September 30, 1996. As of September 30, 1996, the Company's current assets exceeded current liabilities by $3,694,000. Approximately $853,000 of accounts payable were past due. The Company is not experiencing difficulty in obtaining trade credit with customary terms from its vendors. The Company recorded as an unusual charge in the March 31, 1996, condensed consolidated financial statements, $2,075,000 for a settlement of a class action suit, wherein $2,000,000 worth of the Company's common stock was placed in escrow and $75,000 was paid in cash. See Note 5.d to the condensed consolidated financial statements. Further, the Company has recorded a non-cash charge for discount on convertible debentures of $2,810,000. See Note 4.b to the condensed consolidated financial statements. During the nine month period ended September 30, 1996, net cash used in operating activities totaled $4,335,000, consisting primarily of an operating net loss of $12,084,000, net of depreciation and amortization of $2,340,000, non cash unusual charges of $2,000,000, common stock issued for services of $787,000, non-cash interest charge for the amortization of the discount on convertible debentures of $2,810,000 and a net change (reduction) in operating assets and liabilities of $188,000. In addition, net cash used in investing activities of $1,068,000 consisted primarily of software development costs, $332,000, the purchase of fixed assets, $533,000, and additional consideration paid in connection with the Softworks, Inc. acquisition, $368,000, offset by the proceeds from the sale of software technology, $350,000.

The Company does not maintain a credit facility with any financial institution. The uses of cash, referred to above, have been essentially funded through the issuance of the Company's common stock, the sale of convertible debentures, as well as cash generated from Softworks, Inc. Although the Company's liquidity position at September 30, 1996, has been adversely affected by the aforementioned factors, equity placements during the nine months then ended have mitigated these factors.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the Three and Nine Months Ended Septeber 30, 1996 and 1995

Financial Condition and Liquidity (Continued)
---------------------------------

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


/s/ George Aronson
George Aronson             Chief Financial Officer       May 15, 1997