Form 10-Q
period 1997-03-31
COMPUTER CONCEPTS CORP /DE
filed 1997-05-20
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997
                                       OR

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

                      Yes  [X]           No  [  ]

The number of shares of $.0001 par value stock outstanding as of
May 20, 1997 was:  101,904,836

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX




PART I -  FINANCIAL INFORMATION                                Page
                                                               ----
Condensed Consolidated Balance Sheets
as of March 31, 1997 and December 31, 1996                       3

Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 1997 and 1996               4

Condensed Consolidated Statements of Cash Flows
For the Three Months ended March 31, 1997 and 1996               5

Notes to Condensed Consolidated Financial Statements             6 - 10

Management's Discussion and Analysis of Financial
Condition and Results of Operations                              11 - 14




                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                        15

Item 2. Changes in Securities                                    15

Item 3. Defaults Upon Senior Securities                          15

Item 4.  Submission of Matters to a Vote of Security Holders     15

Item 5. Other Information                                        15

Item 6. Exhibits and Reports on Form 8-K                         15

Signatures                                                       16

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of March 31, 1997 and December 31, 1996
                        (in thousands, except share data)

                                   ASSETS

                                                            March 31,  December 31,
                                                             1997        1996
                                                             ----        ----
                                                          (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents.................................   $ 2,995   $ 5,675
Accounts receivable, net of allowance
   for doubtful accounts of $502 and
   $693 in 1997 and 1996,  respectively...................     9,008     9,044
Advances to  officers ....................................       773       682
Inventories ..............................................        33        29
Prepaid expenses and other current assets ................       888     1,036
                                                                 ---     -----
Total current assets .....................................    13,697    16,466

INSTALLMENT ACCOUNTS RECEIVABLE, due after one year.           4,243     3,714

PROPERTY AND EQUIPMENT, net ..............................     1,857     1,605

SOFTWARE COSTS, net ......................................       895       949

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED,
   net of accumulated amortization  of $2,805  and $2,627
   in 1997 and 1996, respectively ........................     4,666     4,683

OTHER ASSETS .............................................       159       254
                                                                 ---       ---

                                                             $25,517   $27,671
                                                             =======   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses..................  $  3,239  $  4,227
   Current portion of long- term debt ....................       505       458
   Deferred revenues .....................................     9,097     8,972
                                                               -----     -----
       Total current liabilities .........................    12,841    13,657

DEFERRED REVENUES ........................................     4,423     3,964

LONG-TERM DEBT ...........................................       441       526

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Common stock, $.0001 par value; 150,000,000
     authorized; 101,904,000 shares in 1997 and
     101,335,000 shares in 1996 issued and outstanding ....       10        10
   Additional paid-in capital .............................   79,594    78,870
   Accumulated deficit ....................................  (71,792)  (69,356)
                                                             -------   -------
              Total Shareholders' Equity ..................    7,812     9,524
                                                               -----     -----

                                                            $ 25,517  $ 27,671
                                                            ========  ========

           See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      For the Three Months Ended March 31,
                     (in thousands, except per share data)

                                                  1997           1996
                                                  ----           ----
                                                             (As restated)

REVENUES:
  Software licenses and support..........       $ 5,014        $ 4,109
  Other ..................................          837           --
                                                  -----          -----
                                                  5,851          4,109

COSTS AND EXPENSES:

  Cost of revenues and technical support .        2,383         1,334
  Research and development ...............          584           354
  Sales and marketing ....................        3,004         1,927
  General and administrative ..............       1,765         1,817
  Amortization and depreciation ...........         551           762
  Unusual charges .........................        --           2,075
                                                  -----        ------
                                                  8,287         8,269
                                                  -----         -----

OPERATING  LOSS ..........................       (2,436)       (4,160)
                                                 ------        ------
OTHER INCOME/(EXPENSE):

  Interest charge pertaining to the
   discount on convertible debentures ....        --             (260)
                                                -----            ----

 NET LOSS ................................    $  (2,436)     $ (4,420)
                                              =========      ========

NET LOSS PER SHARE .......................    $    (.02)     $   (.08)
                                              =========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      101,676        58,211
                                                =======        ======

        See Notes to Condensed Consolidated Financial Statements.

                COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                 For the Three Months Ended March 31,
                             (in thousands)

                                                               1997       1996
                                                               ----       ----
OPERATING ACTIVITIES:                                                 (As restated)

Net loss .................................................   $(2,436)   $(4,420)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization:
        Software costs ...................................       149        366
        Property and equipment ...........................       213        160
        Excess of cost over  fair value of net assets
          acquired .......................................       178        234
        Other ............................................         2          2
        Non-cash interest charge for discount on
          convertible debt ...............................        --        260
    Common stock issued for services .....................        40        305
    Non-cash unusual charges .............................        --      2,000
Changes in operating assets and liabilities:
    Accounts receivable ..................................        36      1,402
    Installment accounts receivable, due after one year ..      (529)      (769)
    Inventories ..........................................        (4)        22
    Prepaid expenses and other current assets ............       148       (111)
    Other assets .........................................        93         (6)
    Accounts payable and accrued expenses ................      (322)      (302)
    Deferred revenue .....................................       584        435
                                                                 ---        ---
          Net cash used in operating activities ..........    (1,848)      (422)
                                                              ------       ----
INVESTING ACTIVITIES:
    Capital  expenditures ................................      (464)       (59)
    Additional consideration for Softworks acquisition ...      (161)      (176)
    Capitalization of software development costs .........       (96)      (104)
    Net change in  advances to officers ..................       (91)        (6)
                                                                 ---         --
          Net cash used in investing activities ..........      (812)      (345)
                                                                ----       ----

FINANCING ACTIVITIES:
    Net proceeds from sales of common stock and options ..        18      1,733
    Net change in long-term debt, including proceeds
     from sale of convertible debentures .................       (38)     1,621
                                                                 ---      -----
          Net cash provided/(used) by financing activities       (20)     3,354
                                                                 ---      -----

INCREASE (DECREASE ) IN  CASH  AND CASH  EQUIVALENTS .....    (2,680)     2,587
CASH AND CASH  EQUIVALENTS, beginning of period ..........     5,675        579
                                                               -----        ---
CASH AND CASH  EQUIVALENTS, end of period ................   $ 2,995    $ 3,166
                                                             =======    =======

            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996

          1.  INTERIM FINANCIAL INFORMATION

The condensed consolidated balance sheet as of March 31, 1997, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1997, and 1996, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1996, consolidated financial statements.

           2.  BASIS OF PRESENTATION

Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments and systems management software products for corporate mainframe data centers. The Company has recently entered into the Information Services / technology infrastructure service business. The Company's principal market is the United States. Overseas revenues are principally made to European distributors.

The Company has incurred consolidated net losses of $2,436,000, for the three months ended March 31, 1997, and cumulative net losses of $71,792,000 through March 31, 1997. Further, the Company has incurred consolidated net losses of $18,953,000, $18,365,000 and $12,207,000 during the years ended December 31,
1996, 1995 and 1994, respectively. For the three month period ended March 31, 1997, net cash used in operating activities was $1,848,000, reflecting the above net loss being offset by various non-cash items described in the accompanying consolidated statement of cash flows. The Company's cash requirements were primarily financed through prior year sales of convertible debentures and common stock and exercises of stock options.

The Company does not maintain a credit facility with any financial institution. The Company has continued to incur significant expenses with respect to the development and marketing of its d.b.Express product technology without generating any significant revenues. As a result of continued operating losses, the use of significant cash in operations and the lack of sufficient funds to execute its business plan, among other matters, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the condensed consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996

2.  BASIS OF PRESENTATION   (continued)

Management's plans to remain a going concern, as more fully described in these notes, require additional financing until such time as sufficient cash flows are generated from operations. Subsequent to March 31, 1997, the Company raised approximately $1,097,000, through the sale of $1,270,000 of non-interest bearing convertible debentures. See Note 4.b to the condensed consolidated financial statements.

There can be no assurances that the Company will be able to obtain sufficient financing to execute its business plan. The Company's current source of revenue continues to be derived from its Softworks subsidiary. Management's plans to remain a going concern rely upon achieving positive cash flows from operations through the continued growth of Softworks and the successful exploitation of the Company's d.b.Express product. While to date, revenues from d.b.Express have been insignificant, management believes that its proprietary software technology has significant potential in several areas, and solves certain significant business issues in the telecommunications and internet related markets. In order to realize the potential of this product, management will need to aggressively pursue all marketing opportunities. To date, the Company has incurred significant losses (both cash expenses and non-cash expenses) as a result of the development and marketing of d.b.Express. There can be no assurances that the Company will be successful in achieving positive cash flows from operations with respect to the d.b.Express product. The Company continues to pursue license and development agreements with various companies. While none of the Company's existing agreements or development opportunities, that relate to d.b.Express, provide sales commitments, management believes that the successful exploitation of its d.b.Express technology, as well as the continued growth of Softworks, will eventually enable the Company to achieve positive cash flows from operations.  Unless  the  Company  determines  to  discontinue  its  pursuit  of
d.b.Express revenues (which requires significant financial resources), the Company will need to generate positive cash flows from operations from the sale of d.b.Express product in order to decrease its dependency on cash flows from financing activities and remain a going concern. At May 20, 1997, the Company had cash and cash equivalents of approximately $2,650,000 (unaudited). Ultimately, however, positive cash flows from operations will be necessary in order to curtail the Company's reliance on equity placements.

The Company is a defendant in several lawsuits and class action claims as described in Note 5.d. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the lawsuits and claims, and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of the claims, which could have a material adverse effect on the consolidated financial position and results of operations of the Company. Accordingly, except as expressly discussed herein, the financial statements do not reflect any adjustments that might result from the ultimate outcome of these litigation matters.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               For the Three Months Ended March 31, 1997 and 1996


   3.  RESTATEMENTS

In March, 1996, the Company sold $2,000,000 of 13% convertible debentures. Such debentures had a maturity date of March 5, 1998, and were convertible, at the option of the holder, commencing 45 days from the date of issue, into restricted common stock of the Company. The debentures fully converted during the three month period ended June 30, 1996, into 2,473,839 shares of the Company's common stock. The convertible debentures had an assured conversion discount of 32.5% from the average of the five business days closing bid price immediately preceding the conversion. In connection with this discount, SEC Staff comments and consistent with SEC observer comments at the Emerging Issues Task Force meeting on March 13, 1997, related to this topic, the Company recorded a deferred asset of $650,000 upon the receipt of the funds, and amortized such discount over the period commencing on the date the security was issued to the date it first became convertible. Accordingly, for the three month period ended March 31, 1996, the Company recorded a non-cash interest charge related to these securities of $260,000.

   4.   SHAREHOLDERS' EQUITY

a. Authorized Common Shares

On March 20, 1996, the shareholders of the Company approved an increase in the number of authorized common shares from 60,000,000 to 150,000,000.

b. Sales of Common Stock and Convertible Debentures

During the three month period ended March 31, 1997, the Company consummated sales of 65,250 shares of unrestricted common stock resulting from the exercise of stock options. Proceeds raised from these sales aggregated $18,000.

Subsequent to March 31, 1997, the Company raised  approximately  $1,097,000
(net of expenses and commissions of approximately $173,000) through the sale of $1,270,000 non-interest bearing convertible debentures. These debentures mature May 9, 1998 and are convertible, at the option of the holder, commencing 45 days from the date of issue into restricted common stock of the Company. The convertible debentures have an assured discount of 25% from the prices of the Company's common stock at various defined periods.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               For the Three Months Ended March 31, 1997 and 1996

     5. COMMITMENTS AND CONTINGENCIES

a. Contingent  Consideration

In connection with the 1993 acquisition of Softworks, the Company is required to make additional payments to two of Softworks' former shareholders, based upon certain product revenues for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through March 31, 1997, the Company has incurred an aggregate liability of $1,086,000, (of which $983,000 has been paid) to the non-employee former shareholders, which has been treated as additional consideration in connection with the acquisition, and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition. No other contingent payments have been made under the terms of this agreement.

b. Employment Agreements

The Company has entered into various employment agreements with three key employees for base compensation aggregating $400,000 per year. These agreements expire at various times in 1997 and will be automatically renewed for succeeding terms of one year unless the Company, or the employee, gives written notice.

c. Registration Statements/Restricted Securities

The Company has used restricted common stock for the purchase of certain companies and has sold restricted common stock in private placements. At March 31, 1997, 15,505,000 shares of restricted common stock are issued and outstanding.

d. Legal Matters

During May 1994, the Company and certain officers received notification that they have been named as defendants in a class action alleging violations of certain securities laws with respect to disclosures made regarding the Company's acquisition of Softworks during 1993. On September 12, 1996, the settlement of this class action claim was approved by the United States District Court, Eastern District of New York. The Company recorded a charge to earnings in the first quarter of 1996 of $2,075,000 to reflect this settlement, consisting of $75,000 plus 2,614,000 of the Company's common stock.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996

   5.  COMMITMENTS AND CONTINGENCIES (continued)

In July, 1995, the Company received notice of an action alleging the Company had not used its best efforts to register warrants to purchase 500,000 shares of the Company's common stock within 30 days from written notice to the Company, pursuant to a financial consulting agreement. The Company had maintained that it had always used, and continued to use its best efforts to cause the registration of those warrants to occur. However, to avoid the expense and resolve the uncertainties of litigation, the matter was originally settled by including 385,000 warrants in the Company's registration statement, with the balance of 115,000 warrants being canceled. As the registration statement became effective on August 9, 1996, the Company believes this matter has been resolved; however, the Company is unable to predict the ultimate outcome of this suit and, accordingly, no adjustment has been made in the condensed consolidated financial statements for any potential losses.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 1997 and 1996

Business Description

Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments and systems management software products for corporate mainframe data centers. The Company has recently entered into the Information Services / technology infrastructure service business. The Company's principal market is the United States. Overseas revenues are principally made to European distributors.

The Company consists of four operating units or product lines: d.b.Express, Softworks, MapLinx, and a newly formed business unit. d.b.Express provides businesses with a simple, fast, low-cost method of finding, organizing, analyzing and using information contained in databases through a visually-based proprietary software tool. Softworks, provides systems management software products that optimize mainframe system performance, reduce hardware expenditures, and enhance the reliability and availability of the data processing environment. Products marketed by Softworks include technology which addresses the year 2000 problem. MapLinx provides a desktop database mapping utility for personal computers. During the three months ended March 31, 1997, the Company commenced operations of a new business unit which is designed to provide a wide array of information technology, support and services. The Company has employed an individual, formerly with I.B.M., having expertise in this field and intends to capitalize on his experience and competency in order to create a unique, single management infrastructure to support an extensive selection of services and vendors. The Company's new business line will offer solutions, support, and strategies to solve various business crises in such areas as: network determinations, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management. Additionally, the Company will oversee new installations as well as offering on-site component repair. The method of revenue recognition will be dependent upon the type and manner of service provided.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 1997 and 1996

Results of Operations

Three Months Ended March 31, 1997 Compared with March 31, 1996
---------------------------------------------------------------

Total revenues for the quarter ended March 31, 1997, of $5,851,000 increased by $1,742,000 from $4,109,000 for the three months ended March 31, 1996. For the quarter ending March 31, 1997, sales at Softworks increased by $1,474,000, while decreasing at Maplinx - $531,000. Revenue of $837,000 was recognized applying the percentage-of-completion method by the Company's new business unit.

The cost of revenues and technical support has increased by $1,049,000 to $2,383,000 for the period ended March 31, 1997 from $1,334,000 for the prior year first quarter. The principal factors for this increase are the costs associated (applying the percentage-of-completion method) with the new business unit of $771,000, costs associated with d.b.Express technology of $217,000, increases of costs at Softworks of $247,000, offset by decreases at Maplinx of $174,000.

Research and development costs rose approximately $230,000, due in part, to increases incurred in further developing d.b.Express technology, of $205,000.

Sales and marketing expenses increased by $1,077,000 to $3,004,000 from the first quarter of the prior year amount of $1,927,000. The increase was primarily due to costs at Softworks rising $905,000, over the three month period in the prior year. The additional expenditures were due to start-up costs attributable to the marketing of the Year 2000 suite of products, the SavanTechnology line and additional location and employee costs for new offices in the U.S. as well as overseas. Additionally, costs associated with d.b.Express increased from the prior year by $302,000. The above referenced increases were offset by decreases at Maplinx - $124,000.

General and administrative costs decreased $52,000 to $1,765,000 for the three months ended March 31, 1997, when compared to the three months ended March 31, 1996. Factors contributing to the decrease were the cessation of operations of Superbase - $162,000, decreases of costs associated with d.b.Express - $254,000, offset by increases at Softworks of $375,000.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 1997 and 1996

Results of Operations (continued)

Financial Condition and Liquidity
---------------------------------

The Company has incurred consolidated net losses of $2,436,000, for the three months ended March 31, 1997, and cumulative net losses of $71,792,000 through March 31, 1997. Further, the Company has incurred consolidated net losses of $18,953,000, $18,365,000 and $12,207,000 during the years ended December 31,
1996, 1995 and 1994, respectively. For the three month period ended March 31, 1997, net cash used in operating activities was $1,848,000, reflecting the above net loss being offset by various non-cash items described in the accompanying consolidated statement of cash flows. The Company's cash requirements were primarily financed through prior year sales of convertible debentures and common stock and exercises of stock options.

The Company does not maintain a credit facility with any financial institution. The Company has continued to incur significant expenses with respect to the development and marketing of its d.b.Express product technology without generating any significant revenues. As a result of continued operating losses, the use of significant cash in operations and the lack of sufficient funds to execute its business plan, among other matters, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the condensed consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

Management's plans to remain a going concern, require additional financing until such time as sufficient cash flows are generated from operations. Subsequent to March 31, 1997, the Company raised approximately $1,097,000, through the sale of $1,270,000 non-interest bearing convertible debentures. See Note 4.b to the condensed consolidated financial Statements

There can be no assurances that the Company will be able to obtain sufficient financing to execute its business plan. The Company's current source of revenue continues to be derived from its Softworks subsidiary. Management's plans to remain a going concern rely upon achieving positive cash flows from operations through the continued growth of Softworks and the successful exploitation of the Company's d.b.Express product. While to date, revenues from d.b.Express have been insignificant, management believes that its proprietary software technology has significant potential in several areas, and solves certain significant business issues in the telecommunications and internet related markets. In order to realize the potential of this product, management will need to aggressively pursue all marketing opportunities. To date, the Company has incurred significant losses (both cash expenses and non-cash expenses) as a result of the development and marketing of d.b.Express. There can be no assurances that the Company will be successful in achieving positive cash flows from operations with respect to the d.b.Express product. The Company continues to pursue license and development agreements with various companies. While none of the Company's existing agreements or development opportunities, that relate to d.b.Express, provide sales commitments, management believes that the successful exploitation of its d.b.Express technology, as well as the continued growth of Softworks, will eventually enable the Company to achieve positive cash flows from operations. Unless the Company determines

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 1997 and 1996

Financial Condition and Liquidity (continued)

to discontinue its pursuit of d.b.Express revenues (which requires significant financial resources), the Company will need to generate positive cash flows from operations from the sale of d.b.Express product in order to decrease its dependency on cash flows from financing activities and remain a going concern. At May 20, 1997, the Company had cash and cash equivalents of approximately $2,650,000 (unaudited). Ultimately, however, positive cash flows from operations will be necessary in order to curtail the Company's reliance on equity placements.

In connection with the 1993 acquisition of Softworks, Inc. ("Softworks") the Company is required to make additional contingent purchase consideration payments to two of Softworks' former shareholders based upon certain product revenues for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through March 31, 1997, the Company incurred a liability of $1,086,000, (of which $983,000 has been paid) to the non-employee former shareholders, which has been treated as additional consideration in connection with the acquisition and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition. No other contingent payments have been made under the terms of this agreement.

The Company is a defendant in several lawsuits and class action claims as described in Note 5.d. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the lawsuits and claims, and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of the claims, which could have a material adverse effect on the consolidated financial position and results of operations of the Company. Accordingly, except as expressly discussed herein, the financial statements do not reflect any adjustments that might result from the ultimate outcome of these litigation matters.

Softworks sells perpetual and fixed term licenses for its mainframe products, for which extended payment terms of three to five years may be offered. In the case of extended payment term agreements, the customer is contractually bound to equal annual fixed payments. The first year of post contract customer support,
(PCS) is bundled with standard license agreements. In the case of extended payment term agreements, PCS is bundled for the length of the payment term. Thereafter, in both instances, the customer may purchase PCS annually. At March 31, 1997, the amount of such future receivables extending beyond one year was approximately $4,243,000, and is included in installment accounts receivable, due after one year and deferred revenues.

               COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      PART II - OTHER INFORMATION

          For the Three  Months Ended March 31, 1997 and 1996


Item 1.  Legal Proceedings

 See Note 5.d to the condensed consolidated financial statements.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

Not applicable.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

               For the Three Months Ended March 31, 1997 and 1996



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER CONCEPTS CORP.


/s/ Daniel DelGiorno, Sr.
Daniel DelGiorno Sr.             Chief Executive Officer,      May 20, 1997
                                 Director


/s/ George Aronson
George Aronson                   Chief Financial Officer        May 20, 1997