Form 10-Q
period 1997-06-30
COMPUTER CONCEPTS CORP /DE
filed 1997-08-20
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       OR
[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of $.0001 par value stock outstanding as of August 14, 1997 was: 113,888,000

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                                      INDEX


PART I -  FINANCIAL INFORMATION                                        Page

 Condensed Consolidated Balance Sheets
 as of June 30, 1997 and December 31, 1996                             1

 Condensed Consolidated Statements of Operations
 For the Three and Six Months Ended June 30, 1997 and 1996             2

 Condensed Consolidated Statements of Cash Flows
 For the Six Months ended June 30, 1997 and 1996                       3

 Notes to Condensed Consolidated Financial Statements                  4 - 8

 Management s Discussion and Analysis of Financial
 Condition and Results of Operations                                   9 - 12


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings                                             13

 Item 2. Changes in Securities                                         13

 Item 3. Defaults Upon Senior Securities                               13

 Item 4. Submission of Matters to a Vote of Security Holders           13

 Item 5. Other Information                                             13

 Item 6. Exhibits and Reports on Form 8-K                              13

 Signatures                                                            14

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    as of June 30, 1997 and December 31, 1996
                        (in thousands, except share data)

                                                  June 30,      December 31,
                                                     1997           1996
                                                     ----           ----
                                                 (unaudited)
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $ 3,507      $  5,675
  Accounts receivable, net of allowance
     for doubtful accounts of $426 and
     $693 in 1997 and 1996,  respectively           11,641         9,044
  Advances to  officers                                837           682
  Inventories                                           19            29
  Deferred discount on convertible debentures           83            -
 Prepaid expenses and other current assets           1,362         1,036
                                                   -------       -------
      Total current assets                          17,449        16,466

INSTALLMENT ACCOUNTS RECEIVABLE, due after
      one year                                       4,941         3,714
PROPERTY AND EQUIPMENT, net                          2,008         1,605
SOFTWARE COSTS,  net                                 1,070           949
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
     ACQUIRED, net of accumulated amortization
     of $2,989  and $2,628 in 1997 and 1996,
     respectively                                    4,632         4,683

OTHER ASSETS                                           173           254
                                                   -------       -------
                                                  $ 30,273      $ 27,671
                                                   =======       =======

               LIABILITIES AND SHAREHOLDERS   EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $  5,876        $4,227
   Current portion of long- term debt                  496           458
   Deferred revenues                                 9,891         8,972
                                                   -------       -------
      Total current liabilities                     16,263        13,657

DEFERRED REVENUES                                    5,547         3,964
LONG-TERM DEBT                                       4,215           526
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS  EQUITY:
   Common stock, $.0001 par value; 150,000,000
   shares authorized; 101,622,000 shares
   in 1997 and 101,335,000 shares in 1996 issued
   and outstanding                                     10            10
   Additional paid-in capital                      81,812        78,870
   Accumulated deficit                            (77,574)      (69,356)
                                                  -------       -------
        Total shareholders  equity                  4,248         9,524
                                                  -------       -------
                                                 $ 30,273      $ 27,671
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

                                Three Months Ended    Six Months Ended
                                       June 30,           June 30,

                                1997      1996         1997      1996
                                ----      ----         ----      ----
REVENUES:
Software licenses and support   $6,847   $3,722      $11,862   $ 7,831
Other                              575      -          1,412       -
                                ------   ------      -------   -------
                                 7,422    3,722       13,274     7,831
COSTS AND EXPENSES:
  Cost of revenues and
     technical support           2,838    1,282        5,221     2,616
  Research and development       1,067      322        1,651       676
  Sales and marketing            4,073    2,448        7,077     4,375
  General and administrative     2,941    1,677        4,706     3,494
  Amortization and depreciation    557      779        1,108     1,541
  Unusual charges                  850      -            850     2,075
                                ------   ------       ------    ------
                                12,326    6,508       20,613    14,777
                                ------   ------       ------    ------

NET LOSS FROM OPERATIONS        (4,904)  (2,786)      (7,339)   (6,946)
                                ------   ------       ------    ------
OTHER INCOME/(EXPENSE):
 Interest charge pertaining to
     the discount on convertible
     debentures                   (880)  (1,920)       ( 880)   (2,180)
                                ------   ------       ------    ------
NET LOSS                       $(5,784) $(4,706)     $(8,219)  $(9,126)
                                ======   ======       ======    ======

NET LOSS PER SHARE              $(0.06)  $(0.07)      $(0.08)  $ (0.15)
                                ======   ======       ======    ======
WTD. AVG. COMMON SHARES
     OUTSTANDING               101,396   65,136      101,508    61,642
                               =======   ======      =======    ======

            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        For the Six Months Ended June 30,
                                 (in thousands)

                                                                               1997         1996
                                                                               ----         ----

OPERATING ACTIVITIES:
Net loss ..................................................................   $(8,219)   $(9,126)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization:
          Software costs ..................................................       298        729
          Property and equipment ..........................................       421        336
          Excess of cost over fair value of net assets acquired ...........       362        472
          Other ...........................................................         3          4
     Bad debts ............................................................       162       --
     Common stock and options issued for services..........................     1,796        305
     Non-cash unusual charges .............................................       500      2,000
     Non-cash interest charge for discount on convertible debt ............       880      2,180
Changes in operating assets and liabilities:
     Accounts receivable ..................................................    (2,597)        94
     Installment accounts receivable, due after one year ..................    (1,227)      (944)
     Inventories ..........................................................        10         54
     Prepaid expenses and other current assets ............................      (326)      (108)
     Other assets .........................................................        81       (243)
     Deferred revenue .....................................................     2,502        192
    Accounts payable and other accrued expenses ...........................     1,149      1,561
                                                                               ------     ------
                              Net cash used in operating activities .......    (4,205)    (2,494)
                                                                               ------     ------
INVESTING ACTIVITIES:
     Capital expenditures .................................................      (823)      (204)
     Additional consideration for Softworks acquisition ...................      (311)      (269)
     Proceeds from the sale of technology .................................      --          250
     Capitalization of software development costs .........................      (420)      (218)
     Net change in advances to officers ...................................      (155)      ( 82)
                                                                               ------     ------
                            Net cash used in investing activities .........    (1,709)      (523)
                                                                               ------     ------
FINANCING ACTIVITIES:
    Net proceeds from sales of common stock and options and convertible
     debentures............................................................     4,005       9,201
    Other loans payable ...................................................      --         --
    Net change in long term debt ..........................................      (259)      (186)
                                                                               ------     ------
                            Net cash provided by financing activities .....     3,746      9,015
                                                                               ------     ------
INCREASE/(DECREASE)  IN CASH AND CASH EQUIVALENTS .........................    (2,168)     5,998
CASH AND CASH EQUIVALENTS, beginning of period ............................     5,675        579
                                                                               ------     ------
CASH AND CASH EQUIVALENTS, end of period ..................................   $ 3,507    $ 6,577
                                                                               ======     ======

            See Notes to Condensed Consolidated Financial Statements

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1997 and 1996

       1.   INTERIM  FINANCIAL INFORMATION

The condensed consolidated balance sheet as of June 30, 1997, and the condensed consolidated statements of operations for the three and six months ended June 30, 1997, and 1996, and cash flows for the six months ended June 30, 1997, and 1996, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of results that may be expected for any other interim periods or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1996, consolidated financial statements.

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

The Company has incurred consolidated net losses of $5,784,000 for the three months ended June 30, 1997, $8,219,000 for the six months ended June 30, 1997, and cumulative net losses of $77,574,000 through June 30, 1997. Further, the Company has incurred consolidated net losses of $18,953,000, $18,365,000 and
$12,207,000 during the years ended December 31, 1996, 1995, and 1994, respectively. For the six month period ended June 30, 1997, net cash used in operating activities was $4,205,000, reflecting the above net loss being offset by various non-cash items described in the accompanying consolidated statement of cash flows. The Company's cash requirements were primarily financed through current and prior year sales of convertible debentures, and funds generated from Softworks' operations.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1997 and 1996


       2.   BASIS OF PRESENTATION (Continued)

Management's plans to remain a going concern, as more fully described in these notes, require additional financing until such time as sufficient cash flows are generated from operations. During the six months ended June 30, 1997, the Company received approximately $3,380,000 (net of commissions and fees) from the sale of convertible debentures. See Note 3 to the condensed consolidated financial statements.

There can be no assurances that the Company will be able to obtain sufficient financing to execute its business plan. The Company's current source of revenue continues to be derived from its Softworks subsidiary. Management's plans to remain a going concern rely upon achieving positive cash flows from operations through the continued growth of Softworks and the successful exploitation of the Company's d.b.Express product. While to date, revenues from d.b.Express have been insignificant, management believes that its proprietary software technology has significant potential in several areas, and solves certain significant business issues in the telecommunications and internet related markets. In order to realize the potential of this product, management will need to aggressively pursue all marketing opportunities. To date, the Company has incurred significant losses (both cash expenses and non-cash expenses) as a result of the development and marketing of d.b.Express. There can be no assurances that the Company will be successful in achieving positive cash flows from operations with respect to the d.b.Express product. The Company continues to pursue license and development agreements with various companies. While none of the Company's existing agreements or development opportunities, that relate to d.b.Express, provide sales commitments, management believes that the successful exploitation of its d.b.Express technology, as well as the continued growth of Softworks, will eventually enable the Company to achieve positive cash flows from operations.  Unless  the  Company  determines  to  discontinue  its  pursuit  of
d.b.Express revenues (which requires significant financial resources), the Company will need to generate positive cash flows from operations from the sale of d.b.Express product in order to decrease its dependency on cash flows from financing activities and remain a going concern. At August 14, 1997, the Company had cash and cash equivalents of approximately $1,920,000 (unaudited). Ultimately, however, positive cash flows from operations will be necessary in order to curtail the Company's reliance on equity placements.

The Company is a defendant in several lawsuits and class action claims as described in Note 4.d. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the lawsuits and claims, and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of the claims, which could have a material adverse effect on the consolidated financial position and results of operations of the Company. Accordingly, except as expressly discussed herein, the financial statements do not reflect any adjustments that might result from the ultimate outcome of these litigation matters.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1997 and 1996

              3.   SHAREHOLDERS' EQUITY

a. Sales of Common Stock and Convertible Debentures

The  Company  raised   approximately   $3,380,000   (net  of  expenses  and
commissions of approximately $485,000) through the sale of $3,865,000 non-interest bearing convertible debentures. These debentures mature May 9, 1998, and are convertible, at the option of the holder, commencing 45 days from the date of issue into restricted common stock of the Company. The convertible debentures have an assured discount of 25% from the prices of the Company's common stock at various defined periods. In connection with this discount, SEC Staff comments and consistent with SEC observer comments at the Emerging Issues Task Force meeting on March 13, 1997 related to this topic, the Company recorded a deferred asset of $966,000 upon the receipt of the funds and is amortizing this discount amount over the period commencing on the date the security was issued to the date it first becomes convertible. Accordingly, the Company recorded a non-cash interest charge related to these securities of $880,000. As of the date of the filing of this report the entire amount of the debentures,
$3,865,000,  had  converted  into  an  aggregate  of  11,982,342  shares  of the
Company's common stack and has, accordingly, increased the Company's shareholders' equity by an equal amount.

Additionally, during the six month period ended June 30, 1997, the Company consummated sales of 65,250 shares of common stock resulting from the exercise of stock options. Proceeds raised from these sales aggregated $18,000.

b. Stock Compensation Awards and Repricing of Options

During the three month period ended June 30, 1997, the Company issued 700,000 shares of common stock, 325,000 of which are subject to registration, to an officer and an outside consultant. The shares had a fair value on the date of issuance of $350,000 and, accordingly, the Company recorded a non-cash compensation charge of $350,000. Additionally, in lieu of cash compensation to various employees, officers and consultants, the Company's Board of Directors authorized a reduction of the exercise price of 2,850,000 outstanding options to purchase the Company's common stock to prices ranging from $0.01 to $0.25 per share. The options originally had exercise prices ranging from $0.65 to $1.50 per share. Accordingly, the Company recorded non-cash charges of $1,156,800 for employee compensation (calculated using the intrinsic method) and consulting services (calculated using the fair value method).

     4.  COMMITMENTS AND CONTINGENCIES

a.  Contingent Consideration

In connection with the 1993 acquisition of Softworks, the Company is required to make additional payments to two of Softworks' former shareholders, based upon certain product revenues for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through June 30, 1997, the Company has incurred an aggregate liability of $1,086,000, (of which $983,000 has been paid) to the non-employee former shareholders, which has

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1997 and 1996

     4.  COMMITMENTS AND CONTINGENCIES (Continued)

b. Employment Agreements

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

c. Registration Statements/Restricted Securities

The Company has used restricted common stock for the purchase of certain companies and has sold restricted common stock in private placements. At June 30, 1997, 10,721,000 shares of restricted common stock are issued and outstanding.

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

In July, 1995, the Company received notice of an action alleging the Company had not used its best efforts to register warrants to purchase 500,000 shares of the Company's common stock within 30 days from written notice to the Company, pursuant to a financial consulting agreement. The Company had maintained that it had always used, and continued to use its best efforts to cause the registration of those warrants to occur. However, to avoid the expense and resolve the uncertainties of litigation, the matter was settled by including 385,000 warrants in the Company's registration statement, with the balance of 115,000 warrants being canceled. As the registration statement became effective on August 9, 1996, the Company believes this matter has been resolved; however, the Company is unable to predict the ultimate outcome of this suit and, accordingly, no adjustment has been made in the condensed consolidated financial statements for any potential losses.

In July, 1995, the Company and certain officers received notification that they have been named as defendants in a class action claim in regard to announcements and statements regarding the Company's business and products. During August and September, 1995, four additional, substantially identical, class action claims were made. In November, 1995, the five complaints were consolidated into one

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1997 and 1996

     4.  COMMITMENTS AND CONTINGENCIES (Continued)

action. Plaintiffs have moved to certify a class action and the Company did not oppose the motion. In July, 1997, in an effort to avoid the expense of and resolve the uncertainty of litigation, the Company tentatively agreed to a Stipulation of Settlement Agreement of this class action. The Company continues to deny any wrongdoing with respect to this action and seeks to settle to avoid further substantial expense, inconvenience and risk. Pursuant to the terms of the proposed Agreement, if approved the Company will deliver and place into escrow 1,000,000 shares of common stock. In the event that the average closing bid price of the Company's stock for the ten trading days prior to the Settlement Hearing is less than $0.50 per share, the Company will issue additional shares, determined by dividing $500,000 by the ten day average less the shares already placed into escrow. Further, the Company and its insurance carrier will each deposit into escrow $350,000, totaling $700,000. Based upon the proposed Stipulation Agreement, the Company has recorded in the quarter ended June 30, 1997, an $850,000 Unusual Charge to earnings.

     5.  SUBSEQUENT EVENT

In July, 1997, the Company completed a transaction in which it sold all rights to the underlying software technologies of its Maplinx, Inc. subsidiary. Further, as part of the transaction, the purchaser acquired all of Maplinx' current assets and assumed all of its liabilities. The sales price of approximately $850,000 was adjusted (reduced) by the excess of Maplinx' current liabilities over current assets, (approximately $380,000), resulting in a net sales price of $470,000. Approximately $235,000 was paid at closing, the balance of $235,000 plus interest is due six months from closing.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 1997 and 1996

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

The Company consists of four operating units or product lines: d.b.Express , Softworks, MapLinx, and a newly formed business unit. d.b.Express provides businesses with a simple, fast, low-cost method of finding, organizing, analyzing and using information contained in databases through a visually-based proprietary software tool. Softworks, provides systems management software products that optimize mainframe system performance, reduce hardware expenditures, and enhance the reliability and availability of the data processing environment. Products marketed by Softworks include technology which addresses the year 2000 problem. MapLinx provides a desktop database mapping utility for personal computers. During the three months ended March 31, 1997, the Company commenced operations of a new business unit which is designed to provide a wide array of information technology, support and services. The Company has employed an individual, formerly with I.B.M., having expertise in this field and intends to capitalize on his experience and competency in order to create a unique, single management infrastructure to support an extensive selection of services and vendors. The Company's new business line will offer solutions, support, and strategies to solve various business crises in such areas as: network determinations, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management. Additionally, the Company will oversee new installations as well as offering on-site component repair. The method of revenue recognition will be dependent upon the type and manner of service provided.


Results of Operations

Three and Six Months Ended June 30, 1997  Compared with June 30, 1996

Total revenues for the quarter ended June 30, 1997, increased by $3,700,000 from $3,722,000 to $7,422,000 when compared to the three month period ended June 30, 1996, and increased by $5,443,000 for the six month period ending June 30, 1997, to $13,274,000 from $7,831,000 for the six month period ended June 30, 1996. For the quarter ended June 30, 1997, sales at Softworks increased by $2,848,000 and revenue of $575,000 was generated from the Company's new business unit. The cost of revenues and technical support has increased by $1,556,000 to $2,838,000 for the quarter ending June 30, 1997, when compared to $1,282,000 for the prior year quarter and increased by $2,605,000 to $5,221,000 for the six months ended June 30, 1997, from $2,616,000 for the prior year six month period. The principal factors

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 1997 and 1996

Results of Operations (Continued)

Three and Six Months Ended June 30, 1997 Compared with June 30, 1996 (Continued) for this increase for the six month period are the costs associated with the new business unit of $1,572,000, costs associated with d.b.Express technology of $65,000, increases of costs at Softworks of $1,171,000, offset by decreases at Maplinx of $176,000.

Research and development costs increased $745,000 to $1,067,000 for the quarter ended June 30, 1997 from $322,000 for the prior year quarter, and increased $975,000 to $1,651,000 for the six months ended June 30, 1997, from $676,000 for the prior year six month period. Development activities were substantially devoted to further develop current product technologies and to develop products marketed by Softworks which address the year 2000 problem.

Sales and marketing expenses increased for the quarter ended June 30, 1997, approximately $1,625,000 from the second quarter of the prior year and by $2,702,000 for the six month period ending June 30, 1997, primarily as a result of costs at Softworks rising $1,842,000 and $2,747,000, respectively, for the three and six month periods ending June 30, 1997. The additional expenditures were due to start up costs attributable to the marketing of the Year 2000 suite of products, the SavanTechnology line and additional location and employee costs for new offices both in the U.S. as well as overseas. See also Note 3.b. to the condensed consolidated financial statements for discussion relating to non-cash charges relating to the issuances of stock and the repricing of stock options.

General and administrative costs increased $1,264,000 to $2,941,000 for the three months ended June 30, 1997, when compared to $1,677,000 for the three months ended June 30, 1996, and by $1,212,000 to $4,706,000 for the six months ended June 30,1997 from $3,494,000 for the six months ended June 30, 1996. Increases at Softworks of $86,000 and $461,000 for the three and six month periods, combined with increases of costs associated with d.b.Express technology of $1,263,000 and $1,212,000, respectively, offset by decreases at Maplinx substantially accounts for the increase in expenditures. See also Note 3.b. to the condensed consolidated financial statements for discussion relating to non-cash charges relating to the issuances of stock and the repricing of stock options.

See Note 3.a. to the condensed consolidated financial statements for discussion relating to the non-cash interest charge for discount on convertible debentures.

Financial Condition and Liquidity

The Company has incurred consolidated net losses of $5,784,000 for the three months ended June 30, 1997, $8,219,000 for the six months ended June 30, 1997, and cumulative net losses of $77,574,000 through June 30, 1997. Further, the Company has incurred consolidated net losses of $18,953,000, $18,365,000 and
$12,207,000   during  the  years  ended  December  31,  1996,  1995,  and  1994,

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 1997 and 1996

Financial Condition and Liquidity (Continued)

respectively. For the six month period ended June 30, 1997, net cash used in operating activities was $4,205,000, reflecting the above net loss being offset by various non-cash items described in the accompanying consolidated statement of cash flows. The Company's cash requirements were primarily financed through current and prior year sales of convertible debentures and funds generated from Softworks' operations.

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

Management's plans to remain a going concern require additional financing until such time as sufficient cash flows are generated from operations. During the six months ended June 30, 1997, the Company received approximately $3,380,000 (net of commissions and fees) from the sale of convertible debentures. See Note 3.a. to the condensed consolidated financial statements.

There can be no assurances that the Company will be able to obtain sufficient financing to execute its business plan. The Company's current source of revenue continues to be derived from its Softworks subsidiary. Management's plans to remain a going concern rely upon achieving positive cash flows from operations through the continued growth of Softworks and the successful exploitation of the Company's d.b.Express product. While to date, revenues from d.b.Express have been insignificant, management believes that its proprietary software technology has significant potential in several areas, and solves certain significant business issues in the telecommunications and internet related markets. In order to realize the potential of this product, management will need to aggressively pursue all marketing opportunities. To date, the Company has incurred significant losses (both cash expenses and non-cash expenses) as a result of the development and marketing of d.b.Express. There can be no assurances that the Company will be successful in achieving positive cash flows from operations with respect to the d.b.Express product. The Company continues to pursue license and development agreements with various companies. While none of the Company's existing agreements or development opportunities, that relate to d.b.Express, provide sales commitments, management believes that the successful exploitation of its d.b.Express technology, as well as the continued growth of Softworks, will eventually enable the Company to achieve positive cash flows from operations.  Unless  the  Company  determines  to  discontinue  its  pursuit  of
d.b.Express revenues (which requires significant financial resources), the Company will need to generate positive cash flows from operations from the sale of d.b.Express product in order to decrease its dependency on cash flows from financing activities and remain a going concern. At August 14, 1997, the Company had cash and cash equivalents of approximately $1,920,000 (unaudited). Ultimately, however, positive cash flows from operations will be necessary in order to curtail the Company's reliance on equity placements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 1997 and 1996

Financial Condition and Liquidity (Continued)

In connection with the 1993 acquisition of Softworks, the Company is required to make additional payments to two of Softworks' former shareholders, based upon certain product revenues for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through June 30, 1997, the Company has incurred an aggregate liability of $1,086,000, (of which $983,000 has been paid) to the non-employee former shareholders, which has been treated as additional consideration in connection with the acquisition, and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition. No other contingent payments have been made under the terms of this agreement.

In July, 1997, the Company completed a transaction in which it sold all rights to the underlying software technologies of its Maplinx, Inc. subsidiary. Further, as part of the transaction, the purchaser acquired all of Maplinx' current assets and assumed all of its liabilities. The sales price of approximately $850,000 was adjusted (reduced) by the excess of Maplinx' current liabilities over current assets, (approximately $380,000), resulting in a net sales price of $470,000. Approximately $235,000 was paid at closing, the balance of $235,000 plus interest is due six months from closing.

The Company is a defendant in several lawsuits and class action claims as described in Note 4.d. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the lawsuits and claims, and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of the claims, which could have a material adverse effect on the consolidated financial position and results of operations of the Company. Accordingly, except as expressly discussed herein, the financial statements do not reflect any adjustments that might result from the ultimate outcome of these litigation matters.

Softworks sells perpetual and fixed term licenses for its mainframe products, for which extended payment terms of three to five years may be offered. In the case of extended payment term agreements, the customer is contractually bound to equal annual fixed payments. The first year of post contract customer support,
(PCS) is bundled with standard license agreements. In the case of extended payment term agreements, PCS is bundled for the length of the payment term. Thereafter, in both instances, the customer may purchase PCS annually. At June 30, 1997, the amount of such future receivables extending beyond one year was approximately $4,941,000, and is included in installment accounts receivable, due after one year and deferred revenues.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

                For the Three and Six Months Ended June 30, 1997

Item 1.  Legal Proceedings
 See Note 4.d. to the Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities
  Not applicable.

Item 3.  Defaults Upon Senior Securities
  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
  Not Applicable

Item 5.  Other Information
  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K The Company filed the following Form 8-Ks:
  May 23, 1997     Item 9 - Sale of equity securities pursuant to Regulation S.
  May 29, 1997     Item 4 - Dismissal of independent auditors.
  June 3, 1997     Item 9 - Engagement of new independent auditors.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

            For the Three and Six Months Ended June 30, 1997 and 1996


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

COMPUTER CONCEPTS CORP.

/s/ Daniel DelGiorno, Sr.
Daniel DelGiorno Sr.       Chief Executive Officer,      August 19, 1997
                           Director


/s/ George Aronson
George Aronson             Chief Financial Officer       August 19, 1997