Form 10-Q
period 1997-09-30
COMPUTER CONCEPTS CORP /DE
filed 1997-11-14
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997
                                       OR

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

                  Yes  [ X ]           No [  ]


The number of shares of $.0001 par value stock outstanding as of November 12, 1997 was:126,683,670.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                                      INDEX


PART I -  FINANCIAL INFORMATION                               Page

  Condensed Consolidated Balance Sheets
  as of September 30, 1997 and December 31, 1996                1

  Condensed Consolidated Statements of Operations
  For the Three and Nine Months Ended September 30,
  1997 and 1996                                                 2

  Condensed Consolidated Statements of Cash Flows
  For the Nine Months Ended September 30, 1997 and 1996         3

  Notes to Condensed Consolidated Financial Statements          4 - 8

  Management s Discussion and Analysis of Financial
  Condition and Results of Operations                           9 - 12


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                     13
  Item 2. Changes in Securities                                 13
  Item 3. Defaults Upon Senior Securities                       13
  Item 4. Submission of Matters to a Vote of Security Holders   13
  Item 5. Other Information                                     13
  Item 6. Exhibits and Reports on Form 8-K                      13
  Signatures                                                    14


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 as of September 30, 1997 and December 31, 1996
                        (in thousands, except share data)

                                        September 30,        December 31,
                 ASSETS                     1997                 1996
                                            ----                 ----
                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $ 3,600              $ 5,675
  Accounts receivable, net of
    allowance for doubtful
    accounts of $350 and $693 in
    1997 and 1996, respectively            13,065                9,044
  Advances to  officers                       861                  682
  Inventories                                  -                    29
  Prepaid expenses and other
     current assets                         1,395                1,036
                                           ------               ------
      Total current assets                 18,921               16,466

INSTALLMENT ACCOUNTS RECEIVABLE,
     due after one year                     6,980                3,714

PROPERTY AND EQUIPMENT, net                 2,059                1,605

SOFTWARE COSTS,  net                          993                  949

EXCESS OF COST OVER FAIR VALUE OF
    NET ASSETS ACQUIRED, net of
    accumulated amortization
    of $2,279  and $2,628 in
    1997 and 1996, respectively             4,614                4,683

OTHER ASSETS                                  170                  254
                                         --------             --------
                                         $ 33,737             $ 27,671
                                         ========             ========

                       LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued
     expenses                            $ 5,936              $  4,227
   Current portion of long- term debt        453                   458
   Deferred revenues                      11,198                 8,972
                                         -------               -------
     Total current liabilities            17,587                13,657

DEFERRED REVENUES                          7,373                 3,964

LONG-TERM DEBT                               280                   526

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS  EQUITY:
   Common stock, $.0001 par value;
   150,000,000 shares authorized;
   125,535,000 shares in 1997
   and 101,335,000 shares in 1996
   issued and outstanding                     13                   10

   Additional paid-in capital             90,839               78,870
   Accumulated deficit                   (82,355)             (69,356)
                                        --------             --------
     Total shareholders  equity            8,497                9,524
                                        --------             --------
                                        $ 33,737             $ 27,671
                                        ========             ========

            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              For the Three and Nine Months Ended September 30,
                      (in thousands, except per share data)

                                     Three Months Ended       Nine Months Ended
                                        September 30,            September 30,

                                     1997         1996         1997        1996
                                     ----         ----         ----        ----

REVENUES:                           $6,657       $4,313      $19,931     $12,144
                                    ------       ------      -------     -------
COSTS AND EXPENSES:
  Cost of revenues and
     technical support               1,825        1,354        7,046       3,971
  Research and development           1,254          328        2,905       1,004
  Sales and marketing                5,744        2,539       12,821       6,913
  General and administrative         2,413        1,621        7,119       5,115
  Amortization and depreciation        606          798        1,714       2,340
  Unusual charges                       -            -           850       2,075
                                    ------       ------       ------      ------
                                    11,842        6,640       32,455      21,418
                                    ------       ------       ------      ------

LOSS FROM OPERATIONS                (5,185)      (2,327)     (12,524)     (9,274)

OTHER INCOME/(EXPENSE):
  Gain on sale of net assets
     of subsidiary                     813          -            813         -

   Interest charge pertaining
     to the discount
     on convertible debentures        (408)        (630)      (1,288)     (2,810)
                                    ------        ------      ------      ------
NET LOSS                           $(4,780)     $(2,957)    $(12,999)   $(12,084)
                                    ======        ------      ======      ======
NET LOSS PER SHARE                $  (0.04)     $ (0.04)     $ (0.12)    $ (0.18)
                                    ======        ======      ======      ======

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                   117,451       73,982      106,897      66,052
                                   =======       ======      =======     =======

       See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     For the Nine Months Ended September 30,
                                 (in thousands)

                                       1997                   1996
OPERATING ACTIVITIES:
Net loss                            $(12,999)             $(12,084)
Adjustments to reconcile
   net loss to net cash used in
   operating activities:
 Depreciation and amortization:
   Software costs                        480                 1,090
   Property and equipment                668                   531
   Excess of cost over fair
     value of net assets acquired        552                   712
   Other                                   5                     7
   Common stock and options issued
     for services                      3,766                   787
   Gain on sale of net assets of
     subsidiary                         (813)                   -
   Non-cash interest charge
     pertaining to the discount on
     convertible debentures            1,288                 2,810
   Non-cash unusual charges              500                 2,000
   Bad debts                              61                    -
Changes in operating assets and
     liabilities:
     Accounts receivable              (4,235)               (1,455)
     Installment accounts receivable,
       due after one year             (3,266)               (1,789)
     Inventories                          10                    47
     Prepaid expenses and other
       current assets                   (134)                 (658)
     Other assets                         81                  (313)
     Deferred revenues                 5,653                 3,381
    Accounts payable and
       other accrued expenses          2,502                   599
                                      ------                ------
       Net cash used in operating
          activities                  (5,872)               (4,335)
                                      ------                ------
INVESTING ACTIVITIES:
     Capital expenditures             (1,164)                 (533)
     Additional consideration
          for Softworks acquisition     (486)                 (368)
     Proceeds from the sale of
          technology                     -                     350
     Proceeds from the sale of
          net assets of subsidiary       230                    -
     Capitalization of software
          development costs             (525)                 (332)
     Net change in advances to
          officers                      (179)                 (185)
                                      ------                ------
       Net cash used in investing
          activities                  (2,124)               (1,068)
                                      ------                ------
FINANCING ACTIVITIES:
    Net proceeds from sales of
          common stock, options
          and convertible
          debentures                   6,164                11,976
    Net change in long-term debt        (243)                 (233)
                                      ------                ------
       Net cash provided by
          financing activities         5,921                11,743
                                      ------                ------
DECREASE (INCREASE)  IN CASH
    AND CASH EQUIVALENTS              (2,075)                6,340
CASH AND CASH EQUIVALENTS,
    beginning of period                5,675                   579
                                      ------                ------
CASH AND CASH EQUIVALENTS,
    end of period                     $3,600                $6,919
                                      ======                ======

            See Notes to Condensed Consolidated Financial Statements

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         For the Three and Nine Months Ended September 30, 1997 and 1996

       1.   INTERIM  FINANCIAL INFORMATION

     The condensed consolidated balance sheet as of September 30, 1997, and the condensed consolidated statements of operations for the three and nine months ended September 30, 1997, and 1996, and cash flows for the nine months ended September 30, 1997, and 1996, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1996, consolidated financial statements.

       2.   BASIS OF PRESENTATION

     Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments, and systems management software products for corporate mainframe data centers. The Company has recently entered into the Information Services / technology infrastructure service business. The Company's principal market is the United States. Overseas revenues are principally generated from European subsidiaries and distributors.

     The Company has incurred consolidated net losses of $4,780,000 for the three months ended September 30, 1997, $12,999,000 for the nine months ended September 30, 1997, and cumulative net losses of $82,355,000 through September 30, 1997. Further, the Company has incurred consolidated net losses of $18,953,000, $18,365,000 and $12,207,000 during the years ended December 31,
1996, 1995, and 1994, respectively. For the nine month period ended September 30, 1997, net cash used in operating activities was $5,872,000, reflecting the above net loss being offset by various non-cash items and changes in assets and liabilities described in the accompanying condensed consolidated statement of cash flows. The Company's cash requirements were primarily financed through current and prior year sales of convertible debentures, sales of common stock and funds generated from Softworks' operations.

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

     Management's plans to remain a going concern, as more fully described in these notes, require additional financing until such time as sufficient cash flows are generated from operations. During the nine months ended September 30, 1997, the Company received approximately $3,865,000 (less commissions and fees of approximately $484,000) from the sale of convertible debentures, and $3,000,000 (less commissions and fees of $240,000) from the sale of common stock. See Note 3.a. to the condensed consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (Unaudited) For the Three and Nine Months Ended September 30, 1997 and 1996

       2.   BASIS OF PRESENTATION (Continued)

     There can be no assurances that the Company will be able to obtain sufficient financing to execute its business plan. The Company's primary source of revenue continues to be derived from its Softworks subsidiary. Management's plans to remain a going concern rely upon achieving positive cash flows from operations through the continued growth of Softworks and the successful exploitation of the Company's d.b.Express product. While to date, revenues from d.b.Express have been insignificant, management believes that its proprietary software technology has significant potential in several areas, and solves certain significant business issues in the telecommunications and internet related markets. In order to realize the potential of this product, management will need to aggressively pursue all marketing opportunities. To date, the
Company has incurred significant losses (both cash expenses and non-cash expenses) as a result of the development and marketing of d.b.Express. There can be no assurances that the Company will be successful in achieving positive cash flows from operations with respect to the d.b.Express product. The Company continues to pursue license and development agreements with various companies. While none of the Company's existing agreements or development opportunities, that relate to d.b.Express, provide sales commitments, management believes that the successful exploitation of its d.b.Express technology, as well as the continued growth of Softworks, will eventually enable the Company to achieve positive cash flows from operations. Unless the Company determines to discontinue its pursuit of d.b.Express revenues (which requires significant financial resources), the Company will need to generate positive cash flows from operations from the sale of d.b.Express product in order to decrease its dependency on cash flows from financing activities and remain a going concern. At November 10, 1997, the Company had cash and cash equivalents of approximately $1,674,000. Ultimately, however, positive cash flows from operations will be necessary in order to curtail the Company's reliance on equity placements.


       3.   SHAREHOLDERS' EQUITY

     a. Sales of Common Stock and Convertible Debentures

     During the quarter ended June 30, 1997, the Company raised approximately $3,865,000 (less commissions and fees of approximately $484,000) through the sale of non-interest bearing convertible debentures. These debentures had a maturity date in May, 1998, and were convertible, at the option of the holder, commencing 45 days from the date of issue into restricted common stock of the Company. The convertible debentures had an assured discount of 25% from the prices of the Company's common stock at various defined periods. In connection with this discount, SEC Staff comments and consistent with SEC observer comments at the Emerging Issues Task Force meeting on March 13, 1997 related to this topic, the Company recorded a deferred asset of $1,288,000 upon the receipt of the funds and amortized this discount amount over the period commencing on the date the security was issued to the date it first became convertible. Accordingly, the Company recorded a non-cash interest charge related to these securities of $1,288,000. During the quarter ended September 30, 1997, the entire amount of the debentures, $3,865,000, had converted into an aggregate of 11,982,343 shares of the Company's common stock and has, accordingly, increased the Company's shareholders' equity by an equal amount.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        For the Three and Nine Months Ended September 30, 1997 and 1996


       3.   SHAREHOLDERS' EQUITY (Continued)

     Additionally, during the quarter ended September 30, 1997, the Company consummated a sale of restricted common stock under a private placement to accredited United States investors under Regulation D. Proceeds from this sale were $3,000,000 (less commissions and fees of $240,000). A total of approximately 4,615,000 shares were sold at a price of $0.65 per share. Additional shares may be required to be issued under a valuation guarantee should the closing bid price of the Company's common stock, as stated on The Nasdaq SmallCap Market, not exceed an average of $0.78 for any five consecutive trading days during the thirty days immediately following the effective date of a Registration Statement.

     During the nine month period ended September 30, 1997, the Company consummated sales of 85,250 shares of common stock resulting from the exercise of stock options. Proceeds raised from these sales aggregated $23,000.

     b. Stock Compensation Awards and Repricing of Options

     During the nine month period ended September 30, 1997, the Company issued 6,945,400 shares of common stock, 6,145,400 of which are subject to registration, to officers, employees and outside consultants. The shares had a fair value (adjusted for the value of 2,000,000 canceled options) on the date of issuance of approximately $2,477,000 and, accordingly, the Company recorded a non-cash compensation charge of approximately $2,477,000. Further, 2,500,000 of these shares are subject to forfeiture based upon specified Company performance criteria. Additionally, for the nine months ended September 30, 1997, in lieu of cash compensation to various officers, employees and consultants, the Company's Board of Directors authorized a reduction of the exercise price of 3,915,000 outstanding options to purchase the Company's common stock to prices ranging from $0.01 to $1.00 per share. The options originally had exercise prices ranging from $0.50 to $1.50 per share. Accordingly, the Company recorded non-cash charges of approximately $1,271,000 for employee compensation (calculated using the intrinsic method) and consulting services (calculated using the fair value method). The Company also recorded a non-cash compensation charge of $18,000 for options granted to two key employees as part of their employment contract agreements.

     c.  Subsequent Event

     During October, 1997, the Company issued 1,147,652 restricted shares of common stock to HPS America, Inc. ("HPS") for settlement of product development costs aggregating $860,739 owed to HPS and its affiliates. Additional shares may be required to be issued should the net proceeds from the sale of these shares not equal $0.75 per share. In the event the net proceeds exceed the gross valuation amount, $860,739, then the Company shall be entitled to either a credit to be applied against potential future HPS invoices or the return to the Company of 75% of the excess proceeds (as determined by the per share sales price in excess of $.75).

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         For the Three and Nine Months Ended September 30, 1997 and 1996



     4.  SALE OF NET ASSETS OF SUBSIDIARY

     In July, 1997, the Company completed a transaction in which it sold all rights to the underlying software technologies of its Maplinx, Inc. subsidiary. Further, as part of the transaction, the purchaser acquired all of Maplinx' current assets and assumed all of its liabilities. The sales price of approximately $850,000 was adjusted (reduced) by the excess of Maplinx' current liabilities over current assets (approximately $380,000), resulting in a net sales price of $470,000. Approximately $235,000 was paid at closing, the balance of $235,000 plus interest is due six months from closing. As a result of this transaction, the Company recognized a gain on the sale of net assets of $813,000 in the quarter ended September 30, 1997.


5.  COMMITMENTS AND CONTINGENCIES

a.   Contingent Consideration

     In connection with the 1993 acquisition of Softworks, the Company is required to make additional payments to two of Softworks' former shareholders, based upon certain product revenues for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through September 30, 1997, the Company has incurred an aggregate liability of $1,409,000, (of which $1,289,000 has been paid) to the non-employee former shareholders, which has been treated as additional consideration in connection with the acquisition, and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition. No other contingent payments have been made under the terms of this agreement.

b.   Registration Statements/Restricted Securities

     The Company has used restricted common stock for the purchase of certain companies, has sold restricted common stock in private placements and has issued restricted common stock as compensation to employees and certain outside consultants. At September 30, 1997, 16,168,000 shares of restricted common stock are issued and outstanding.

c.   Legal Matters

     In July, 1995, the Company and certain officers received notification that they have been named as defendants in a class action claim in regard to announcements and statements regarding the Company's business and products. During August and September, 1995, four additional, substantially identical, class action claims were made. In November, 1995, the five complaints were consolidated into one action. Plaintiffs have moved to certify a class action and the Company did not oppose the motion. In July, 1997, in an effort to avoid the expense of and resolve the uncertainty of litigation, the Company tentatively agreed to a Stipulation and Agreement of Settlement ("Stipulation Agreement") of this class action. The Company continues to deny any wrongdoing with respect to this action and seeks to settle to avoid further substantial

                COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
       For the Three and Nine Months Ended September 30, 1997 and 1996


5.   COMMITMENTS AND CONTINGENCIES  (Continued)

expense, inconvenience and risk. The plaintiff's counsel is presently providing notice of the action and the proposed settlement to the class members. A hearing is scheduled for December 12, 1997 ("Settlement Hearing"), at which time it is contemplated that the Court will enter a final order approving the following terms of the settlement. If approved, the Company will deliver and place into escrow 1,000,000 shares of its common stock. In the event that the average closing bid price of the Company's common stock for the ten trading days prior to the Settlement Hearing is less than $0.50 per share, the Company will issue additional shares, determined by dividing $500,000 by the ten day average less the shares already placed into escrow. Further, the Company and its insurance carrier will each deposit into escrow $350,000, totaling $700,000. Based upon the Stipulation Agreement, the Company had recorded in the quarter ended June 30, 1997, an $850,000 Unusual Charge to earnings.

     d.   Software Distribution Agreement

     In July 1997, the Company acquired from Cognizant Technology Solutions Corporation ("CTS") the generally exclusive worldwide rights to two technologies (the "Technology") that complement the Company's existing Year 2000 product solutions. Pursuant to the software distribution agreement, in exchange for the Technology rights, the Company is required to pay CTS a royalty on sales of the Technology at defined rates subject to minimum annual royalties as follows:
$100,000 in 1997, $900,000 in 1998, $1,400,000 in 1999 and $400,000 in 2000.

      COMPUTER CONCEPTS CORP. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For the Three and Nine Months Ended September 30, 1997 and 1996

Business Description
--------------------

     Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments and systems management software products for corporate mainframe data centers. The Company has recently entered into the Information Services / technology infrastructure service business. The Company's principal market is the United States. Overseas revenues are principally generated from European subsidiaries and distributors.

     The Company currently consists of three operating units or product lines: d.b.Express, Softworks, and a newly formed business unit. d.b.Express provides businesses with a simple, fast, low-cost method of finding, organizing, analyzing and using information contained in databases through a visually-based proprietary software tool. Softworks provides systems management software products that optimize mainframe system performance, reduce hardware expenditures, and enhance the reliability and availability of the data processing environment. Products marketed by Softworks include technology which addresses the year 2000 problem. During the nine months ended September 30, 1997, the Company commenced operations of a new business unit which is designed to provide a wide array of information technology, support and services. The Company has employed an individual, formerly with I.B.M., having expertise in this field and intends to capitalize on his experience and competency in order to create a unique, single management infrastructure to support an extensive selection of services and vendors. The Company's new business line will offer solutions, support, and strategies to solve various business crises in such areas as: network determinations, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management. Additionally, the Company will oversee new installations as well as offering on-site component repair. The method of revenue recognition will be dependent upon the type and manner of service provided.

Results of Operations
---------------------

Three and Nine Months Ended September 30, 1997 Compared with September 30, 1996
-------------------------------------------------------------------------------

     Revenues for the quarter ended September 30, 1997, were $6,657,000, an increase of $2,344,000 over revenues for the quarter ended September 30, 1996, while for the nine months ended September 30, 1997, and 1996, revenues increased $7,787,000 from $12,144,000 to $19,931,000. For the quarter ended September 30,
1997, net revenues increased at Softworks by $2,816,000, while decreases in revenues of $472,000 resulted primarily from the closure of certain subsidiaries and product lines. Year to date increases of $7,138,000 and $1,432,000 at Softworks and Computer Concepts respectively, were offset by decreases of $783,000 from the closure of certain subsidiaries and product lines. The increase in revenues at Softworks is due primarily to the release of new products and expanded sales and marketing efforts. The increase at Computer Concepts is principally due to the revenues generated from its new special services division.

     The cost of revenues and technical support increased $471,000 to $1,825,000 for the quarter ended September 30, 1997, as compared to $1,354,000 for the prior year quarter and by $3,075,000 to $7,046,000 for the nine months ended September 30, 1997, from $3,971,000 for the prior year nine month period. The principal factors for these increases include the release of new product lines and added technical support for the additional sales at Softworks at Softworks as well as the costs associated with the new special services division at Computer Concepts.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the Three and Nine Months Ended September 30, 1997 and 1996

Three and Nine Months Ended September 30, 1997 Compared with September 30, 1996 (Continued)

     Research and development costs increased $926,000 to $1,254,000 for the quarter ended September 30, 1997 from, $328,000 for the prior year quarter, and increased $1,901,000 to $2,905,000 for the nine months ended September 30, 1997, from $1,004,000 for the prior year nine month period. R&D activities were devoted to further develop current product technologies, as well as the development of technologies pertaining to the Year 2000 problem.

     Sales and marketing expenses increased approximately $3,205,000 for the quarter ended September 30, 1997, to $5,744,000 from $2,539,000 for the prior year. This increase is primarily due to Softworks' domestic expansion, the creation of additional international subsidiaries and its efforts to market and promote Year 2000 technologies. Additional expenses incurred were a result of increased efforts to market d.b.Express TM. For the nine month period ended September 30, 1997, expenses increased when compared to the nine months ended September 30, 1996 by $5,908,000, primarily due to factors mentioned above.

     General and administrative costs increased $792,000 to $2,413,000 for the three months ended September 30, 1997, when compared to $1,621,000 for the quarter ended September 30, 1996, and by $2,004,000 to $7,119,000 for the nine months ended September 30,1997 from $5,115,000 for the nine month period ended September 30, 1996. The principal factors contributing to these increases has been the additional overhead costs associated with the increased efforts to market d.b.Express and technologies associated with the Year 2000 problem, along with non-cash compensation awards made to certain officers, employees and consultants.

     See Note 3.a. to the condensed consolidated financial statements for discussion relating to the non-cash interest charge pertaining to the discount on convertible debentures.

     See Note 5.c to the condensed consolidated financial statements for discussion relating to the unusual charges incurred during the nine months ended September 30, 1997. For the quarter ended March 31, 1996, the Company recorded an unusual charge to earnings of $2,075,000 as a result of a settlement of a class action suit.


Financial Condition and Liquidity

     The Company has incurred consolidated net losses of $4,780,000 for the three months ended September 30, 1997, $12,999,000 for the nine months ended September 30, 1997, and cumulative net losses of $82,355,000 through September 30, 1997. Further, the Company has incurred consolidated net losses of $18,953,000, $18,365,000 and $12,207,000 during the years ended December 31,
1996, 1995, and 1994, respectively. For the nine month period ended September 30, 1997, net cash used in operating activities was $5,872,000 reflecting the above net loss being offset by various non-cash items and changes in assets and liabilities described in the accompanying condensed consolidated statement of cash flows. The Company's cash requirements were primarily financed through current and prior year sales of convertible debentures, sales of common stock and funds generated from Softworks' operations.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the Three and Nine Months Ended September 30, 1997 and 1996


Financial Condition and Liquidity (Continued)

     Management's plans to remain a going concern, as more fully described in these notes, require additional financing until such time as sufficient cash flows are generated from operations. During the nine months ended September 30, 1997, the Company received approximately $3,865,000 (less commissions and fees of $484,000) from the sale of convertible debentures, and $3,000,000 (less commissions and fees of $240,000) from the sale of common stock. See Note 3.a. to the condensed consolidated financial statements.

     There can be no assurances that the Company will be able to obtain sufficient financing to execute its business plan. The Company's primary source of revenue continues to be derived from its Softworks subsidiary. Management's plans to remain a going concern rely upon achieving positive cash flows from operations through the continued growth of Softworks and the successful exploitation of the Company's d.b.Express product. While to date, revenues from d.b.Express have been insignificant, management believes that its proprietary software technology has significant potential in several areas, and solves certain significant business issues in the telecommunications and internet related markets. In order to realize the potential of this product, management will need to aggressively pursue all marketing opportunities. To date, the
Company has incurred significant losses (both cash expenses and non-cash expenses) as a result of the development and marketing of d.b.Express. There can be no assurances that the Company will be successful in achieving positive cash flows from operations with respect to the d.b.Express product. The Company continues to pursue license and development agreements with various companies. While none of the Company's existing agreements or development opportunities, that relate to d.b.Express, provide sales commitments, management believes that the successful exploitation of its d.b.Express technology, as well as the continued growth of Softworks, will eventually enable the Company to achieve positive cash flows from operations. Unless the Company determines to discontinue its pursuit of d.b.Express revenues (which requires significant financial resources), the Company will need to generate positive cash flows from operations from the sale of d.b.Express product in order to decrease its dependency on cash flows from financing activities and remain a going concern. At November 10, 1997, the Company had cash and cash equivalents of approximately $1,674,000. Ultimately, however, positive cash flows from operations will be necessary in order to curtail the Company's reliance on equity placements.

     In connection with the 1993 acquisition of Softworks, the Company is required to make additional payments to two of Softworks' former shareholders, based upon certain product revenues for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through September 30, 1997, the Company has incurred an aggregate liability of $1,409,000, (of which $1,289,000 has been paid) to the non-employee former shareholders, which has been treated as additional consideration in connection with the acquisition, and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition. No other contingent payments have been made under the terms of this agreement.

     In July, 1997, the Company completed a transaction in which it sold all rights to the underlying software technologies of its Maplinx, Inc. subsidiary. Further, as part of the transaction, the purchaser acquired all of Maplinx' current assets and assumed all of its liabilities. The sales price of approximately $850,000 was adjusted (reduced) by the excess of Maplinx' current liabilities over current assets (approximately $380,000), resulting in a net sales price of $470,000. Approximately $235,000 was paid at closing, the balance of $235,000 plus interest is due six months from closing. As a result of this transaction, the Company recognized a gain on the sale of net assets of $813,000 in the quarter ended September 30, 1997.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the Three and Nine Months Ended September 30, 1997 and 1996

Financial Condition and Liquidity (Continued)

     The Company is a defendant in several lawsuits and class action claims. Based on consultation with legal counsel, the Company and its officers believe that meritorious defenses exist regarding the lawsuits and claims, and they are vigorously defending against the allegations. The Company is unable to predict the ultimate outcome of the claims, which could have a material adverse effect on the consolidated financial position and results of operations of the Company. Accordingly, except as expressly discussed herein, the financial statements do not reflect any adjustments that might result from the ultimate outcome of these litigation matters.

     Softworks sells perpetual and fixed term licenses for its mainframe products, for which extended payment terms of three to five years may be offered. In the case of extended payment term agreements, the customer is contractually bound to equal annual fixed payments. The first year of post contract customer support (PCS) is bundled with standard license agreements. In the case of extended payment term agreements, PCS is bundled for the length of the payment term. Thereafter, in both instances, the customer may purchase PCS annually. At September 30, 1997, the amount of such future receivables extending beyond one year was approximately $6,980,000, and is included in installment accounts receivable, due after one year and deferred revenues.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

    For the Three and Nine Months Ended September 30, 1997 and 1996


Item 1.  Legal Proceedings
 See Note 5.c. to the Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities
 Not applicable.

Item 3.  Defaults Upon Senior Securities
 Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
 Not Applicable

Item 5.  Other Information
 Not Applicable

Item 6. Exhibits and Reports on Form 8-K The Company filed the following Form 8-Ks:

  May 23, 1997    Item 9 - Sale of equity securities pursuant to Regulation S
  May 29, 1997    Item 4 - Dismissal of  independent auditors
  June 3, 1997    Item 4 - Engagement of new independent auditors.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
        For the Three and Nine Months Ended September 30, 1997 and 1996


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

COMPUTER CONCEPTS CORP.

/s/ Daniel DelGiorno, Sr.
Daniel DelGiorno Sr.       Chief Executive Officer,      November 14, 1997
                                Director


/s/ George Aronson
George Aronson             Chief Financial Officer       November 14, 1997