Form 10-K
period 1997-12-31
COMPUTER CONCEPTS CORP /DE
filed 1998-04-09
CIK 879703

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                            FORM 10-K

(Mark One)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                           Commission File No. 0-20660

                             COMPUTER CONCEPTS CORP.
             (Exact name of registrant as specified in its charter)

                    Delaware                                11-2895590
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)               Identification  No.)

          80 Orville Drive, Bohemia, N.Y.                     11716
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code        (516) 244-1500

Securities registered pursuant to Section 12(b) of the Act:      None

  Securities registered pursuant to Section 12 (g) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 7, 1998, there were 13,602,563 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $51,859,771 based on the closing sale price of the Common Stock as quoted on the NASDAQ on such date.

                                     PART I

Item 1.  BUSINESS

INTRODUCTION

The Company was organized under the name Unique Ventures, Inc. as a "blind pool" public company, under the laws of the State of Delaware on August 27, 1987, and changed its name to Computer Concepts Corp. in 1989. Computer Concepts Corp. and its subsidiaries (hereinafter referred to as "Computer Concepts" or the "Company") operate in the computer software industry segment and design, develop, market and support information delivery software products, including end-user data access tools for personal computers and client/server environments, and develop, market and support systems management software products for corporate mainframe data centers. During 1997, a new business unit commenced operations which is designed to provide a wide array of information technology, support and services. The Company has been built through a combination of development, acquisitions and a strategic partnership.

The Company has incurred consolidated net losses of $12,385,000, $18,953,000, and $18,365,000 and during the years ended December 31, 1997, 1996 and 1995, respectively, and cumulative net losses of $81,741,000 through December 31, 1997. For the year ended December 31, 1997, net cash used in operating activities was $6,937,000.

Although the Company's liquidity position at December 31, 1997, was adversely affected by the Company's continuing losses, the equity and debt placements during the year then ended, aggregating $6,123,000, have enabled the Company to continue operating. The Company does not currently maintain a credit facility with any financial institution although the Company is actively seeking an asset based working capital line of credit. Management's plans to remain a going concern (see Note 1 of Notes to the Consolidated Financial Statements) require additional financing, until such time as sufficient cash flows are generated from operations. This financing is anticipated to be in the form of a working capital line of credit and additional equity placements or other debt instruments; however, there can be no assurance that the Company will be able to obtain sufficient financing or will be successful in achieving positive cash flows from operations in order to execute its business plan.


GENERAL


During the years 1989 through 1992, the Company was primarily engaged in research and development activities regarding its primary product, "d.b.Express
 ." During 1993, the Company began to expand its product, sales, marketing and administrative activities, and began the transition from a research and development-oriented company into a market-driven software products business. In 1994, the Company continued the process of evaluating its businesses and determining where its strategic focus and financial and management resources should be directed. As a result, for the fourth quarter of 1994, the Company adjusted the value of certain assets to reflect their net realizable value and management's current operating plan. In 1995, 1996 and 1997, the Company determined to further focus its activities to its Softworks, Inc. subsidiary and exploitation of the parent Company's d.b.Express software technology and in 1996, sold its "Superbase" technology assets and in 1997 sold the net assets of its MapLinx Inc. subsidiary. As a result, for the third and fourth quarters of 1995 and for the fourth quarter of 1996, the Company adjusted the value of certain assets to reflect their net realizable value.

In October 1990, Computer Concepts acquired RAMP Associates, Inc. ("RAMP"), a privately owned Delaware corporation engaged in general computer consulting services. RAMP was previously owned by Russell Pellicano, the inventor of d.b.Express, and currently a director and officer of the Company. During the fourth quarter of 1993, in connection with its long-term strategic plan, the Company eliminated its general computer consulting service line, taking a charge for the write-off of the unamortized goodwill associated with RAMP as well as the accrual of certain severance costs.

Effective September 1993, the Company acquired Softworks, Inc. ("Softworks"), a private Maryland company founded in 1977, and an acknowledged leader providing critical systems management solutions.. Softworks currently markets nineteen software products, and holds over 5,000 licenses in over 1,950 customer installations worldwide. The products are installed in approximately 80 of the Fortune 100 companies' data centers. See Note 3 of Notes to Consolidated
Financial Statements for the year ended December 31, 1997 for further explanations of all acquisitions.

During June 1994, the Company completed the purchase of the Superbase technology and certain related assets from Software Publishing Corporation. Superbase is a database programming language. The Company sold this asset in the second quarter of 1996.

During December 1994, the Company acquired MapLinx, Inc. ("MapLinx"), a provider of PC based software that allows for geographical presentation of database information. In conjunction with the Company's decision to focus its activities on exploitation of the d.b.Express technology and its Softworks subsidiary, the Company sold the net assets of MapLinx in 1997.

During December 1994, through its Softworks' subsidiary, the Company acquired DBopen, Inc. ("DBopen"), a provider of PC database administration tools employing client/server technology. As a result of limited sales and changing market conditions late in 1995, it became apparent that significant additional expenditures would have to be incurred to modify the product to meet these changing market conditions. In the opinion of management, such additional expenditures exceeded the potential benefits, and accordingly, a decision was made to discontinue the products. Consistent with this decision, the Company wrote off the carrying value of its investment in the DBopen acquisition of $1,320,000 in the fourth quarter of 1995.

The Company's long-term strategic plan is focused on becoming a preeminent provider of innovative software products which break down barriers between people and data (thereby allowing corporate users to more easily access enterprise-wide data) through sales of existing products and new technologies as well as continuing to support the Softworks' mainframe sector. To achieve this plan, the Company plans growth of d.b.Express primarily through the development of several vertical markets. Telecommunications is presently being targeted as one of the first vertical markets. Additionally the Company will also focus on software tools for the data warehousing markets. These markets are being driven by wide-scale corporate right-sizing and the empowerment of people to access enterprise-wide data, both of which create greater efficiencies and corporate profits. Additionally, new, potentially significant, components in Softworks' strategic plan are Softworks' Year 2000 technology which positions the Company to capitalize on providing solutions for certain elements of the impending world-wide year 2000 problem and a line of multi-platform products. In addition to the d.b.Express and Softworks product lines, the Company has a newly formed business unit, referred to as Professional Services, which is designed to provide a wide array of information technology, support and services. The Company has employed an individual formerly with I.B.M. having expertise in this field and intends to capitalize on his experience and competency in order to create a unique, single management infrastructure to support an extensive selection of services and vendors. The Company's new business line offers solutions, support, and strategies to solve various business crises in such areas as: network determinations, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management, as well as overseeing new installations and offering on-site component repair.

At the Company's Annual Meeting of Shareholders held November 26, 1997, authorization for an amendment to the Company's Articles of Incorporation to increase its authorized capital from 150,000,000 shares of Common Stock to 300,000,000 shares of Common Stock was approved, and authorization to effect a reverse stock split at a ratio from 1 for 2 up to 1 for 10, was approved. On March 18, 1998, the Company announced that it was implementing a restructuring of its capital structure with a reverse split at a ratio of 1 for 10 shares with a record date of March 27, 1998 and an effective date of March 30,1998. Further, the Company has determined not to implement the approved increase of its authorized capital. Accordingly, all references to numbers of shares and per share data have been restated for all periods presented so as to reflect the reverse stock split, except for Item 4 - Submission of Matters to a Vote of Security Holders.

The Company is continuing the process it began in 1996, of strengthening its corporate management team by retaining key employees and consultants to oversee, direct and supervise the operations as well as sales and marketing. The Company believes that the increase in and strengthening of upper level management, throughout the corporation will aid and improve its performance in the future. In 1997, the Company was ranked in a national survey based on five year revenue growth as the 9th fastest growing high technology company in the United States. With respect to the d.b.Express technology, the Company is continuing its efforts to secure d.b.Express license agreements as well as pursue specific vertical markets, such as telecommunications. In this regard, the Company announced that its d.b.Express technology has been licensed to British Telecom and has been integrated into British Telecommunications, plc's Syncordia Services' C-View application which allows customers to remotely access over the Internet a wide variety of account information maintained in Syncordia's central data repository. The d.b.Express technology enables the customer to access the data without the need to download the data first and is believed to provide at least one solution to that aspect of the Internet "bandwidth" problem.


PRODUCTS

d.b.Express

d.b.Express  provides business with a simple,  fast, low-cost method of finding, organizing,  analyzing and using  information  contained in databases  through a visually-based proprietary software tool. The software employs a unique graphical user interface ("GUI") that enables users to directly access and use information contained in relational and pseudo-relational databases created by many database management systems ("DBMS") on the market. In addition, this proprietary software tool has the ability to directly utilize information obtained from spreadsheets and data in the form of American Standard Code for Information Interchange ("ASCII") files. The technology has been further improved to enable it to analyze millions of records and to act over the Internet without the need to first download the data being analyzed. Telecommunications industry specific applications of the technology have also been developed and are now being marketed.

d.b.Express does not replace DBMS programs. Instead, it improves the accessibility of databases created by DBMS by eliminating the need to write queries in computer code and facilitates data searches through the use of graphical query tools. Prior to the availability of d.b.Express, comparable analytical and presentation capabilities were possible only through costly executive information systems ("EIS") or customized programs developed and supported by highly-skilled MIS professionals. The need for MIS professionals and programming effectively raises the cost of access to information in terms of time and money. Ultimately, these barriers result in less timely and lower quality business decision-making.

There are some DBMS access tools on the market that claim to eliminate the need to use computer code and provide graphical query capability. All of these programs, however, only simplify the writing of computer code, usually through industry-standard structured query language ("SQL"), by having users develop logic in a semi-procedural facility. While reducing some problems associated with the writing of computer code, such as "typographical errors", they do not eliminate the need for knowledge of computer code or database structure and organization, and require significant training of the user. d.b.Express enables the access and productive use of complex databases without computer programming or knowledge of SQL.

d.b.Express approaches database accessibility uniquely, enabling people at all levels of an organization to analyze the data without any knowledge of programming. d.b.Express achieves this in two steps. First, d.b.Express, utilizing proprietary algorithms, accesses and automatically summarizes all of the records in the required databases into its own format. Second, the software presents users with an intuitive multi-dimensional picture of the data which the user can easily customize to his need with a simple point and click interface. In addition to a vast simplification of database access and analysis, d.b.Express performs these tasks faster than any DBMS because the software does not reread the database for each task; it only reads the summaries it has created.

The d.b.Express Internet Information Server is an Internet database information server accessed through direct dial, Intranet and/or the Internet. This technology eliminates the need to download data prior to analysis - a paradigm shift of major proportions in the data mining field - thereby overcoming a major Internet problem, that of high data volume and limited bandwidth, currently responsible for the lengthy delays associated with data downloading. Millions of records of data can be visually presented using the Company's patented data visualization technology. The technology provides users with a "Filescape" , (an all encompassing picture of data similar to a landscape picture ), from which users are able to perform point-and-click, ad hoc queries in order to discover anomalies, trends and misuse of their data, and, if desired, infinite drill down to individual detail records. This is accomplished within seconds, rather than hours, thereby creating new levels of cost savings and operational efficiencies not possible using previously existing technologies.

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


     Interfaces With Leading Databases and Other Tools

d.b.Express provides direct access to leading databases created by DBMS vendors, including CA-Clipper, Microsoft Access, Foxbase and FoxPro, Lotus Approach, Borland dBase and Paradox, Oracle, Informix, Sybase, Ingres, SQL Server, IBM DB2 and DB2/2, Netware SQL, Gupta SQL Base, Progress, XDB, SQL/DS, Teradata and
Btrieve. These DBMS's represent more than 85% of the installed relational database management systems ("RDBMS") worldwide. In addition, d.b.Express is able to access data contained in spreadsheets and read data in ASCII format which further broadens the software s capability with other DBMS products. d.b.Express results can be exported to popular spreadsheets, report writers, graphics packages and word processors including Lotus 1-2-3, Excel, Quattro Pro, ReportSmith, Crystal Reports, Harvard Graphics, Power Point, WordPerfect and Word.

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

            Works in Common Operating Environments

d.b.Express operates in virtually all file server and peer-to-peer networking environments providing data to Microsoft Windows and Windows NT and DOS Intel-based workstations. Computer Concepts, through technology synergies afforded by Softworks, is designing extensions to d.b.Express that can be installed on mainframes. The ability to operate on mainframes would open substantial new markets for the application of d.b.Express.

     High Processing Speed

Once a database has been read by d.b.Express, d.b.Express employs proprietary matrix storage technology rather than rereading each data element in that database. All packaged DBMS reread every single data element each time a task, such as sorting or analysis, is performed. The elimination of the rereading step through d.b.Express proprietary process vastly increases the speed of data access enabling ad hoc analysis at a rate far faster than possible with any other system. The advantage of the d.b.Express process over other processes increases with the size and complexity of the database.

d.b.Express breaks down barriers between people and data by eliminating the need for SQL expertise, saving time by gaining decision-critical information through rapid data access and analysis, and saving money through minimal training investment and cost-effective product implementation.

Windows Version 1.0 of d.b.Express was introduced in December 1993 and the DOS version was introduced in late 1992. Windows Version 2.0, with significantly enhanced functionality based on user feedback, was introduced in the second quarter of 1994 and Windows 95 Version was introduced in the third quarter of 1995. Windows NT, Internet Server and JAVA Applet versions have been introduced in 1996 and 1997.

     Disadvantages in regard to d.b.Express include the following:

     Lack of Established User-base and Acceptance of the Product

d.b.Express is not yet widely used in the computer industry and is perceived as a new technology which many users may defer usage of until the product has established its use by large numbers of users. The Company believes its focus on large scale users and its new Internet access technology will lead to such usage, however, there is no assurance that the Company will be successful in implementing sales and wide based usage of the product.

     Limited Resources to Market and Promote d.b.Express

The Company has limited cash resources with which to market and promote d.b.Express, and regardless of the unique patented aspects of the product, if the Company is not able to effectively market and promote the usage of the product, the successful dispersion of the product as a widely used access tool may not be achieved.

     Alternative Methods Available to Access Data and Potential New Technologies

d.b.Express' access method is patented and unique, however, alternative methods for accessing data exist, primarily text based search engines, which are not able to access large quantities of data with the nearly instantaneous results of d.b.Express and/or without knowledge of specific database query languages. The Company is not aware of any alternative technology which can effect data searches with the speed, and without sophisticated programming skills, which d.b.Express provides, however, it is possible that new technologies will be developed which may effectively compete with d.b.Express. If such new technologies are developed, they could negatively impact the Company's ability to successfully market and promote d.b.Express.

     Softworks' Systems Management Software Products



Softworks provides software products and services for critical information technology ("IT") needs in the areas of performance, data and storage management, and the Year 2000. Softworks' Year 2000 suite of products are specifically designed to assist in all phases of the Year 2000 conversion effort, including a heavy emphasis on providing solutions for the testing phase, which is estimated by industry analysts to account for 60% of the entire Year 2000 conversion market.

Softworks' products optimize system and application performance, reduce hardware expenditures, and significantly enhance the reliability and availability of the data processing environment. In addition, Softworks' products help organizations manage common, critical IT processes across large multi-platform environments. Softworks' products are developed using a set of core technologies and R&D principles called Softworks SavanTechnology ("SST"). SST differentiates
Softworks from its competition by going beyond the traditional monitoring and reporting style of systems management. SST products incorporate a high degree of embedded intelligence, offer controlled automation options that interface with existing software, and facilitate proactive systems management.

Softworks' current systems management product offerings include:

          Performance Management

The Performance Arena comprises powerful product sets that help address a wide variety of application and systems performance issues. The sets automate manual tuning efforts, helps reduce processing times by up to 90%, improves resource utilization, eliminates large file limitations, and pinpoints and corrects performance bottlenecks to maintain systems and applications availability. Products include Performance Essential, VSAM Quick Index, VSAM Assist, and TeraSAM.

          Data and Storage Management

The DataStor Arena products are a crucial resource for improving the availability, integrity, and recoverability of critical corporate information. Products include CenterStage/MVS and Catalog Solution, the world's premier catalog management and recovery tool.

          Year 2000

The 2000 Arena offerings comprise a suite of products specifically designed to assist in all phases of the Year 2000 conversion effort. These solutions produce year 2000 compliant applications in a timely and cost-effective fashion. 2000 Arena products bring a number of benefits to users including the ability to: quickly and easily identify and prioritize Year 2000 conversion efforts, rapidly convert programs using a combination of methods depending on the individual environment, determine how environments will operate as the date changes to the new millennium, and ensure that converted applications will operate in the new millennium through comprehensive testing. 2000 Arena products include six major products that cover mission-critical IT environments such as MVS, OS/390, and various distributed platforms.

Softworks products address both the mainframe and distributed environments. The mainframe market has slowed in unit sales, but has grown in processor capabilities of Millions of Instructions per Second ("MIPS").
 As such, Softworks has adopted a MIPS-based pricing model that allows the company to take advantage of this growth in enterprise servers.

SALES AND MARKETING

d.b.Express is currently being marketed to the telecommunications industry, governmental entities, financial services industry, Fortune 1000 companies and OEM s (producers of other software products incorporating d.b.Express technology) in the United States. The Company utilizes a direct sales force as well as an indirect network of distributors and resellers for this market The Company s direct sales force presently consists of sales and support personnel operating from the Company's headquarters in Bohemia, New York. The Company's professional services unit provides a wide array of information technology, support and services which offer solutions, support, and strategies to solve various business needs in such areas as network determinations, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management, as well as overseeing new installations and offering on-site component repair.


Softworks generates almost half of its income by selling perpetual licenses for the use of its products. Pricing for mainframe products is based on the computational capacity of the CPU s on which the software operates. Pricing for non-mainframe and cross-platform varies from enterprise-wide agreements to "per seat" pricing. The Company also generates revenue through maintenance and support agreements that are reviewed annually on the anniversary of the original purchase date. In 1997 , approximately half of total Softworks revenue came from recurring maintenance and support agreements. The renewal rate for these contracts is over 95%. Other revenues are generated when product licenses are transferred to different/larger CPU s. No customer of Softworks comprised 10% or more of the Company s 1997 consolidated revenues.

Softworks has products installed at 1,950 sites worldwide including more than 80 of the Fortune 100. Softworks maintains vendor alliance relationships with leading organizations such as IBM, Hewlett-Packard, SUN and Oracle. These programs provide Softworks access to pre-release versions of software in order to help ensure that Softworks' products exploit the newest technology and continue to be compatible with new operating systems and database releases. These programs also provide Softworks with insight for strategic planning and product direction.

Softworks presently operates out of its headquarter in Alexandria, VA, with 12 offices in North America and 5 offices in Europe, South America, and Australia.



     Seasonality and Backlog

The Company s quarterly results are subject to fluctuations from a wide variety of factors including, but not limited to, new product introductions, domestic and international economic conditions, customer budgetary considerations, the Company s sales compensation plan, the timing of product upgrades, customers' support agreement renewal cycles and fee recognition in connection with exclusive distribution and other agreements. As a result of the foregoing factors, the Company s operating results for any quarter are not necessarily indicative of results for any future period.

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

     Competition

The Company s products are marketed in a highly competitive environment. Such environment is characterized by rapid change, frequent product introductions and declining prices. Further, the Company s PC products have been designed specifically for use on the Intel X86 family of computers, utilizing other well known database products. No assurance can be given that the Company s patents and copyrights will effectively protect the Company from any copying or emulation of the Company s products in the future.

The Company considers certain end-user data access tool and executive information system software companies to be competitors to its d.b.Express product including Trinzic Corporation, Cognos, Inc., Comshare Corp. and Pilot Software, Inc.. The Company believes that d.b.Express can compete effectively against such companies product offerings based on ease of use, lack of programming, data access speed and price.

Softworks products compete with offerings from Boole & Babbage, Computer Associates International Inc., BMC, Compuware and Platinum technologies. The products compete effectively based on quality of support, price, and product quality. Many of the Company s existing and potential competitors possess substantially greater financial, marketing and technology resources than the Company.

     Employees

The Company had 252 employees at March 31,1998, including 100 in marketing, sales and support services, 95 in technical support (including research and development) and 57 in corporate finance and administration. The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense, and the Company has experienced turnover in its management group. None of the Company s employees are represented by a labor union. The Company believes that its relations with its employees are good.

     Patents and Trademarks

The Company has three federally registered trademarks: "CCC" , "d.b.Express" and "dbACCEL" . In addition, the Company received a patent for the proprietary aspects of its d.b.Express technology in 1994, and a second, expanded patent on that technology in 1995, which broadened the claims regarding the product's graphical interface and indexing. Softworks has received copyrights for their entire product line.



Item 2.  PROPERTIES

The Company leases various facilities for its Corporate headquarters and subsidiary operations. The Company's two primary facilities are as follows:

Description       Location       Square Footage        Lease term       Annual Rental
                                                                            Cost
Corporate       Bohemia, NY          10,000          7/1/94 - 6/30/00     $151,200
Subsidiary      Alexandria, VA       25,000          9/1/94 - 8/31/01     $318,000 (1)

(1) Lease provides for annual increases of 3% per year, and is renewable at the option of the Company.

Item 3.  LEGAL PROCEEDINGS

During May 1994, the Company and certain officers received notification that they had been named as defendants in a class action alleging violations of certain securities laws with respect to disclosures made regarding the Company's acquisition of Softworks during 1993. On September 12, 1996, the settlement of this class action claim was approved by the United States District Court, Eastern District of New York. The Company recorded a charge to earnings in the first quarter of 1996 of $2,075,000 to reflect this settlement consisting of $75,000 plus 261,400 shares of the Company's common stock.

In September 1994, the Company received notice of an action alleging breach of contract regarding an acquisition transaction initiated during 1993. In July 1995, a settlement agreement was reached whereby the Company was required to pay $75,000 and agreed to an amendment of the original contract to acquire the license for additional software. Pursuant to such amendment, the Company issued a non-interest bearing promissory note in the amount of $389,000 payable in 36 monthly installments, with the final payment scheduled for August 1, 1998, which amount was recorded as an unusual charge in the 1995 consolidated statement of operations.

In July 1995, the Company received notice of an action alleging the Company had not used its best efforts to register warrants to purchase 50,000 shares of the Company's common stock within 30 days from written notice to the Company, pursuant to a financial consulting agreement. The Company has maintained that it has always used its best efforts to cause the registration of those warrants to occur. However, to avoid the expense and resolve the uncertainties of litigation, the matter was settled by including 38,500 warrants in the Company's then pending registration statement, with the balance of 11,500 warrants being canceled. The registration statement became effective on August 9, 1996. Although the Company believes this matter has been resolved, releases have not yet been exchanged, nor has a stipulation of dismissal been filed. The Company is unable to predict the ultimate outcome of this suit and, accordingly, no adjustment has been made in the consolidated financial statements for any potential losses.

In July 1995, the Company and certain officers received notification that they had been named as defendants in a class action claim in regard to announcements and statements regarding the Company's business and products. Although the Company continues to deny any wrongdoing, in an effort to avoid further expense and resolve the uncertainty of litigation, in July 1997 the Company agreed to a Stipulation and Agreement of Settlement ("Stipulation Agreement") of this class action. In February, 1998, the Court entered a final order approving the terms of the Stipulation Agreement. The Company agreed to deliver 119,850 shares of its common stock, valued at $500,000. Further, as of the filing date, the Company and its insurance carrier each paid $350,000, totaling $700,000. Based upon the Stipulation Agreement, the Company recorded an $850,000 Unusual Charge to earnings in the quarter ended June 30, 1997.

On June 11, 1996, the Company received notice of entry of a default judgement against it for $1,500,000 and specific performance to effect the registration of common stock held by Merit Technology, Inc. in a matter which the Company had not been served or received notice (In Re: Merit Technology, Inc., Debtor, U.S. Bankruptcy Court, Eastern District of Texas). On August 13,1996, the default judgement was set aside by the Court. During December 1996, this matter was settled with the Company issuing 10,000 shares of its common stock.

During March 1997, the Company received a Complaint filed in the U.S. District Court for the Western District of Texas, by Dell Computer Corporation. The Second Amended Complaint alleged that the Company failed to deliver product as contracted for and further alleged damages in excess of $850,000. In February, 1998, a cash settlement of $130,000 was agreed to and paid by the Company's insurance carrier.

In March 1995, an action was originally commenced against the Company and a number of defendants (Barbara Merkens v. Aval Guarantee Ltd., Walter Mennel, J. Forror, A. Faehndreich-Braun, T&M Consulting AG, M. Schmidt, E.G. Baltruschat and Computer Concepts Corp.; United States District Court, Eastern District of New York). In early 1997, after a change in counsel, the plaintiff amended the complaint for a second time, now naming as defendants only the Company and three of its officers. The second amended complaint alleges that certain third parties, unrelated to the Company, transferred certificates representing 1,000,000 shares of the Company's common stock to the plaintiff. The complaint further alleges that such shares were endorsed in blank by the third parties and became bearer securities which were negotiated to the plaintiff by physical delivery. The certificates had not been legally acquired from the Company and the certificates had been reported to the Securities and Exchange Commission by the Company as stolen certificates. Plaintiff has requested validation of the transfer of the certificates and is seeking damages of an unspecified amount, consisting of alleged diminution in market value of the subject shares from 1994 through the date of any judgment in the plaintiff's favor. Discovery was substantially completed in January 1998 and, unless a summary judgment is granted to one side or the other, this case is expected to go to trial later in 1998. The Company and its counsel believe that the Company's position regarding the claim has substantial factual and legal support and are vigorously defending the matter. However, the Company is unable to predict the ultimate outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements for any potential losses or potential issuances of common stock.

In 1995, Fletcher Capital Corp. filed a claim against the Company, its president and several unrelated parties, regarding a claim for an unspecified amount of commissions in the form of options from the Company and cash from the other parties. This matter was settled in February 1997 with the issuance of 36,000 options exercisable at $3.50 per share, $126,000 paid with 25,200 shares of common stock (issued in January, 1998) and cash payments totaling $31,000.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As noted above, all references to numbers of shares in matters submitted to a vote of security holders are stated at pre-reverse-split levels.

At the Company's annual shareholders' meeting, held on November 26, 1997, the shareholders of the Company elected the individuals identified below as the Company's Board of Directors. Their terms expire at the next annual shareholders meeting.

Daniel DelGiorno, Sr., Daniel DelGiorno, Jr., Russell Pellicano, Jack S. Beige, Esq., Augustin Medina.

The affirmative vote of a majority of the votes cast at the Annual Meeting is required for approval of each matter to be submitted to a vote of the shareholders, except that the votes of the holders of a majority of all shares entitled to vote is required to approve the proposals to amend the Company's Certificate of Incorporation to: reclassify its board of directors and require a two-thirds vote to amend that article of the Articles of Incorporation, authorize a reverse stock split, authorize the board to increase the number of authorized shares of Common Stock and authorize a new class of Preferred Stock.

The tabulation of the results of the shareholders' vote was:

                                   For               Against        Abstain
Daniel DelGiorno, Sr.           98,416,623          1,446,529      5,187,251
Daniel DelGiorno, Jr.           98,414,948          1,445,204      5,183,909
Russell Pellicano               98,412,606          1,319,046      4,064,464
Jack S. Beige, Esq.             98,421,398          1,436,754      4,047,626
Augustin Medina                 98,420,547          1,311,105      5,029,051

A proposal to amend the Certificate of Incorporation to provide for a classified Board of Directors failed to gain approval by the vote of: 23,539,526 - For; 9,211,347 - Against; 1,788,495 - Abstained. (Although the majority of votes cast were in favor of the proposal, the number of votes cast on this proposal was not sufficient to pass the proposal.)


A proposal to amend the Company's Certificate of Incorporation to authorize 1 million shares of preferred stock, the voting powers, full or limited, or no voting powers, and the designations, preferences and relative, participating, optional or other special rights, and qualifications or restrictions thereof, of which may be determined by the Board of Directors failed by a vote of:
18,696,437 - For; 12,034,536 - Against; and 745,172 Abstained. (Although the majority of votes cast were in favor of the proposal, the number of votes cast on this proposal was not sufficient to pass the proposal.)


A proposal to grant the Board of Directors authority to amend the Certificate of Incorporation to effect a "one for two reverse stock split" of the Common Stock passed by the vote of: 91,681,471 - For; 11,209,581 - Against; 890,214 -
Abstain.


A proposal to grant the Board of Directors authority to amend the Certificate of Incorporation to effect a "one for three reverse stock split" of the Common Stock passed by the vote of: 89,555,805 - For; - 13,361,298 - Against; 773,955 -
Abstain.


A proposal to grant the Board of Directors authority to amend the Certificate of Incorporation to effect a "one for four reverse stock split" of the Common Stock passed by a vote of : 89,600,534 - For; 13,293,177 - Against; 826,407 - Abstain.


A proposal to grant the Board of Directors authority to amend the Certificate of Incorporation to effect a "one for five reverse stock split" of the Common Stock passed by a vote of : 90,155,648 - For; 12,879,355 - Against; 686,115 - Abstain.


A proposal to grant the Board of Directors authority to amend the Certificate of Incorporation to effect a "one for six reverse stock split" of the Common Stock passed by a vote of : 89,435,066 - For; 14,030,712 - Against; 837,318 - Abstain.


A proposal to grant the Board of Directors authority to amend the Certificate of Incorporation to effect a "one for seven reverse stock split" of the Common Stock passed by a vote of : 88,777,349 - For; 14,120,331 - Against; 823,438 -
Abstain.


A proposal to grant the Board of Directors authority to amend the Certificate of Incorporation to effect a "one for eight reverse stock split" of the Common Stock passed by a vote of : 88,793,708 - For; 13,339,856 - Against; 787,554 -
Abstain.

A proposal to grant the Board of Directors authority to amend the Certificate if Incorporation to effect a " one for nine reverse stock split" of the Common Stock passed by a vote of : 88,838,794 - For; 14,104,570 - Against; 780,754 -
Abstain.

A proposal to grant the Board of Directors authority to amend the Certificate of Incorporation to effect a "one for ten reverse stock split" of the Common Stock passed by a vote of : 89,408,542 - For; 13,557,602 - Against; 754,973 - Abstain.


A proposal to adopt a 1997 Stock Incentive Plan failed to receive sufficient votes to pass. 19,416,986 - For; 11,023,239 - Against; 1,035,770 - Abstain.


A proposal to grant the Board of Directors authority to amend the Certificate of Incorporation to increase the authorized shares of Common Stock from 150,000,000 to 300,000,000 was approved by a vote of:
92,435,065 - For; 10,557,676 - Against; 728,377 - Abstain.


A proposal for the appointment by the Board of Directors of Hays & Co. as the Company's independent certified public accountants for fiscal/calendar year 1997 was approved by a vote of: 97,224,840 - For; 15,871,462 - Against; 974,816 -
Abstain.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on NASDAQ since September 23, 1992. The following table sets forth the high and low sales prices for the Company s Common Stock by fiscal quarters for the last three years, as restated for the reverse stock split noted above.

                                           High Bid               Low Bid
                                          -----------           -----------
1995:
    First Quarter                         10    5/16              4    3/8
    Second Quarter                        49   11/16              2    1/2
    Third  Quarter                        20                     13    3/4
    Fourth  Quarter                       35                     12   13/16

1996:
    First  Quarter                        28    7/16             17    3/16
    Second Quarter                        20    5/8              10
    Third  Quarter                        13    1/8               5    5/16
    Fourth  Quarter                        7   13/16              3    1/8

1997
    First Quarter                         10    5/16              5   15/16
    Second Quarter                         7    3/16              5
    Third Quarter                          7   31/32              3    3/4
    Fourth Quarter                         9    1/16              4   11/16

1998
    First Quarter                          6    7/8               3    1/8

       As of March 31, 1998, the total number of shareholders of the Company's Common Stock was approximately 22,000, with 1,700 holders of record, exclusive of shareholders whose shares are held in the name of their brokers or stock depositories which are estimated to be approximately 20,300 additional shareholders.

Item 6.  SELECTED FINANCIAL DATA

     The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Form 10-K.

Consolidated Statements of Operations Data:
(Note: all information presented is on a post reverse split basis)

                                                            Year Ended December 31,

                                                  1997      1996      1995        1994      1993
                                                  ----      ----      ----        ----      ----
                                                     (in thousands, except per share data)


Revenues                                         $29,738   $19,030    $16,302    $13,695    $3,360
                                                 -------   -------    -------    -------    ------
Costs and expenses
Costs of revenues and technical support            9,461     5,944      7,074      5,537     1,783
Sales and marketing                               17,033    13,038      9,166      5,850     3,092
General and administration                         8,902     8,009      8,191      7,936     5,892
Amortization and depreciation                      2,550     3,684      4,104      2,452       924
Research and development                           3,016     1,496      1,270        521       606
Unusual charges                                      686     2,590      1,102      3,178     4,402
Reduction in carrying values of long-lived assets     -        412      3,760        -         -
                                                 -------   -------    -------    -------   -------
         Total costs and expenses                 41,648    35,173     34,667     25,474    16,699
                                                 -------   -------    -------    -------   -------
Operating loss                                   (11,910)  (16,143)   (18,365)   (11,779)  (13,339)

Other income (expense), net                          813       -          -         (428)     (111)
Interest charge pertaining to discount on
  convertible debentures                          (1,288)   (2,810)       -          -         -
                                                --------  --------   --------   --------  --------
  Net loss                                      $(12,385) $(18,953)  $(18,365)  $(12,207) $(13,450)
                                                ========  ========   ========   ========  ========

Basic and diluted net loss per share              $(1.11)   $(2.66)    $(3.73)    $(5.06)   $(8.56)


Weighted average common shares outstanding        11,163     7,130      4,921      2,411     1,572




                                                                    December 31,

                                                  1997       1996      1995       1994       1993
                                                  ----       ----      ----       ----       ----
                                                                   (in thousands)

Consolidated Balance Sheet Data:
Working capital (deficit)                         $2,312    $2,809    $(2,998)    $(3,590)    $ 2,545
                                                  ======    ======    =======     =======     =======
Total assets                                      37,244    27,671     16,081      21,609      20,807
                                                  ======    ======    =======     =======     =======
Long term debt, less current portion                 241       526        800         695         172
                                                     ===       ===        ===         ===         ===
Shareholders' equity                               9,667     9,524       2,009      7,839      12,168
                                                   =====     =====       =====      =====      ======

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

The Company has incurred consolidated net losses of $12,385,000, $18,953,000 and $18,365,000 during the years ended December 31, 1997, 1996 and 1995, respectively, and cumulative net losses of $81,741,000 through December 31, 1997. As of December 31, 1997, the Company's current assets exceeded its current liabilities by $2,312,000. For the year ended December 31, 1997, net cash used in operating activities was $6,937,000. Net cash used in operating activities for 1997, was less than the Company's total net loss primarily due to non-cash expenses (including common stock and options issued for services of $5,515,000, amortization and depreciation of $2,550,000 and non-cash interest charges pertaining to the discount on convertible debentures of $1,288,000) ,offset by increases in operating assets and liabilities. Cash was also used for certain investing activities including capital expenditures of $1,455,000 and the purchase and development of software technologies of $1,559,000. These uses of cash were primarily financed through the sales of convertible debentures and common stock and exercises of stock options approximating $6,123,000, net of commissions.


Management's Plan to Continue as a Going Concern

Although the Company's liquidity position at December 31, 1997, was adversely affected by the Company's continuing losses, the private placements of debt and equity during the year then ended have enabled the Company to continue operating. The Company does not currently maintain a credit facility with any financial institution, although the Company is actively seeking to obtain an asset based working capital line of credit. Management's plans to remain a going concern, as more fully described in Note 1 to the Consolidated Financial Statements, require additional financing until such time as sufficient cash flows are generated from operations. However, there can be no assurance that the Company will be able to obtain sufficient financing to execute its business plan. As a result of the continuing operating losses, and the lack of sufficient funds to execute its business plan, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.



Management's plans to remain a going concern require additional financing until such time as the Company achieves positive cash flows from operations through the continued growth of its wholly-owned subsidiary, Softworks, Inc. ("Softworks") and the successful exploitation of the Company's d.b.Express technology. The Company's current source of operating revenue continues to be primarily derived from Softworks. The Company has incurred significant losses (both cash expenses and non-cash expenses as described in these notes) as a result of the development and marketing of the d.b.Express technology. Nevertheless, management believes that its proprietary d.b.Express technology has significant potential in several areas and solves certain significant business issues particularly in the telecommunications and internet related markets. In order to realize the potential of this technology, the Company is vigorously continuing its efforts to enter into sales or license agreements of its d.b.Express technology. Management believes that the successful exploitation of its d.b.Express technology, as well as the continued growth of Softworks, will eventually enable the Company to achieve positive cash flows from operations and reduce its dependency on cash flows from financing activities. However, to satisfy its immediate cash needs, the Company consummated the sale of $1,978,000 (net of expenses) of restricted common stock in January, 1998 ( see Note 13 to these Consolidated Financial Statements). Until sufficient cash flows are generated from operations, additional financing is anticipated to be in the form of an asset based working capital line of credit, additional equity or other debt instruments. There can be no assurances that the Company will be able to obtain sufficient financing or will be successful in achieving positive cash flows from operations in order to achieve its business plan.

The year 1997 witnessed the true beginning of the Company's global expansion, as evidenced by the licensing agreement with British Telecommunications, plc and Softworks' creation of operating units in Brazil, and France, with planned expansion into Australia, Spain, Italy and Germany scheduled for 1998.
Additionally,  the  Company  markets  to  a  host  of  other  countries  in  the international community through a network of distributors that service the following countries: Switzerland, Scandinavia, Israel, Japan, Singapore, Thailand, and South Africa. Combined with the existing operations in the United Kingdom, Computer Concepts is establishing itself as an international provider of enterprise-wide software. As described in Note 2 of the Consolidated Financial Statements, the Company has overseas revenue totaling $5,354,000, $4,882,000, and $2,732,000 respectively for the years ended December 31, 1997, 1996 and 1995.

In 1997, the Company was ranked in a national survey based on five year revenue growth as the 9th fastest growing high technology company in the United States.

Management believes that the successful exploitation of the Company's d.b.Express technology, the continuing success of the additional new Softworks products (Softworks plans to release Resource Availability and CenterStage for multi-platforms in 1998 to address real-time data and storage management across multiple platforms), expansion into new geographical markets, among other things, should enable the Company to eventually achieve positive cash flows from operations. Due to the recent success and rapid growth of the Company's Softworks' subsidiary, management no longer believes that the Company's future success is solely dependent upon the successful exploitation of the d.b.Express technology. Further, additional markets for potential future sales include entry into the Year 2000 and multi-platform markets through its Softworks subsidiary as well as entry into the Internet market with its patented d.b.Express technology leveraging JAVA and the Internet.

Softworks sells perpetual and fixed term licenses for its mainframe products, for which extended payment terms of three to five years may be offered. In the case of extended payment term agreements, the customer is contractually bound to equal annual fixed payments. The first year of post contract support (PCS) is bundled with standard license agreements. In the case of extended payment term agreements, PCS is bundled for the length of the payment term. Thereafter, in both instances, the customer may purchase PCS annually. Revenue with respect to such extended payment terms are deferred and recognized over the period of the installment payment plan. At December 31, 1997, the amount of such future receivables extending beyond one year was $6,480,000, and is included in installment accounts receivable, due after one year with the same amount included in deferred revenue, earned after one year, in the accompanying consolidated balance sheet.

During 1997 the Company sold the net assets and liabilities and the underlying software technology of its Maplinx subsidiary. Since its acquisition, MapLinx' revenue had diminished and it had incurred continuing losses. As a result, the Company had evaluated the carrying value of the unamortized portion of the MapLinx excess of cost over fair value of net assets acquired and unamortized software development costs, aggregating $412,000 at December 31, 1996, and had determined that its recoverability was doubtful. Accordingly, the Company wrote-off such long-lived assets in the fourth quarter of 1996. The sales price of approximately $850,000 was adjusted (reduced) by the excess of MapLinx' current liabilities over current assets (approximately $380,000), resulting in a net sales price of approximately $470,000. Approximately $235,000 was paid at closing and a $235,000 note receivable was received for the balance. Approximately $190,000 plus interest was paid in January 1998 and $45,000 plus interest is to be paid later in 1998. As a result, in 1997 the Company recognized an $813,000 gain on the sale of the net assets of MapLinx.

Results of Operations

     Fiscal 1997 Compared to Fiscal 1996

Revenue reached a record high for the Company, rising $10,708,000 or 56.3% to $29,738,000 for the year ended December 31, 1997, over the prior year's
$19,030,000. The primary factors contributing to this growth include: (i) an increase in Softworks' revenue of $10,245,000, due, in part, to an increase in processor capabilities measured in Millions of Instructions per Second ("MIPS"); and (ii) a newly formed business unit which is designed to provide a wide array of information technology, support and services. This unit known as Professional Services, ("professional services") generated revenue of $1,868,000. Professional services offers solutions, support, and strategies to solve various business crises in such areas as: network determinations, help desk applications, programming/programmer services, wiring/cabling, LAN connections, moves/adds/changes, and project management, as well as overseeing new installations and offering on-site component repair. A loss of revenue of $1,642,000 was due to the sale of Maplinx subsidiary.

Cost of Revenue - software licenses and support of $7,674,000, represents a $1,730,000 increase over last year. However, when viewed as a percentage of revenue, represents a decrease of 3.7 percentage points (27.5% for 1997 vs. 31.2% for 1996). The Company anticipates this trend to continue for the foreseeable future. In an effort to establish the professional services business unit, the Company operated at lower than standard margins.


During 1997, sales and marketing expenses increased $3,995,000 to $17,033,000 from $13,038,000 for the year ended December 31, 1996. This increase was due, in part, to expanded global operations, as well as increased marketing efforts of the Company's wide breadth of products, (d.b.Express, professional services and Softworks suite of products, known as SoftworkSavanTechnology, which includes the Year 2000 suite) of $5,591,000. These costs were offset by the sale of Maplinx which generated savings of $1,025,000.

General and administrative expenses increased $893,000 or 11.1%, to $8,902,000 for the year ended December 31, 1997 as compared to $8,009,000 for the year ending December 31,1996. The increase at Softworks was $643,000, while corporate overhead / d.b.Express increased $640,000 offset by savings associated with the sale Maplinx of $390,000.

Research and development costs increased significantly during 1997, nearly 102%. The $ 3,016,000 represents a $1,520,000 increase over the prior year's $1,496,000. This increase is primarily due to Softworks' evolving "Y2K" and multi-platform technology, as well as to the development of the d.b.Express Java based internet applications software, which is the underlying technology of the Company's recently announced agreement with British Telecommunications, plc.

See Note 10 to the Consolidated Financial Statements for a discussion of unusual charges incurred for the years ended December 31, 1997, 1996 and 1995 respectively.



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








Safe Harbor Statement

Certain information contained in this annual report, particularly information regarding future economic performance and finances, plans and objectives of management, is forward-looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. The following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the computer software industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing price discounting; changes in economic conditions; the development of new technologies and/or changes in operating systems which could obsolete or diminish the value of existing technologies and products; personnel related costs; legal claims; risks inherent to rolling out new software and new software technologies; the current lack of adequate financial resources to carry out the Company's current business plan in regard to the d.b.Express technology; the potential cash and non-cash costs of raising additional capital or the possible failure to raise necessary capital; changes in accounting principles applicable to the Company's activities and other factors set forth in the Company's filings with the Securities and Exchange Commission.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedules is attached as part of this report.



Item 9.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE


On May 22, 1997, with the approval of the Registrant's Board of Directors and Audit Committee, the Registrant dismissed Grant Thornton LLP as its independent auditors for the year ending December 31, 1997.

Grant Thornton LLP's reports on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than to include in their report for the Company's financial statements as of and for the year ended December 31, 1996, the following statement: "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company continued to sustain significant losses and use substantial amounts of cash in operations during the year ended December 31, 1996. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the two most recent fiscal (calendar) years and through the date of dismissal (May 22, 1997) there were no disagreements with Grant Thornton LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to Grant Thornton LLP's satisfaction, would have caused Grant Thornton LLP to make reference to the subject matter of the disagreement(s) in connection with its reports on the Registrant's financial statements.

The response letter from Grant Thornton LLP required by Item 304 of Regulation S-K was filed as an exhibit on Form 8-K and is hereby incorporated by reference.

On June 2, 1997, with the approval of the Registrant's Board of Directors and Audit Committee, the Registrant retained Hays & Company (internationally, Hays Allan Affiliates) as its independent auditors for the years ending December 31, 1997, 1996 and 1995.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

As of April 7,1998, the names, ages and positions of the directors and executive officers of the Company are as follows:

Name                      Age            Position
----                      ---            --------
Daniel Del Giorno, Sr.    65             Chairman, Ass't. Sec. and Director
Daniel Del Giorno, Jr.    43             President, CEO, Treasurer, Director
Russell Pellicano         57             Secretary, Director
Jack S. Beige             53             Director
Augustin Medina           57             Director
Edward Warman             55             Exec. V. P.  of Products and Services
George Aronson            49             Chief Financial Officer

     Daniel Del Giorno, Sr. has been Chairman, Chief Executive Officer (to October, 1997), Assistant Secretary and a director of the Company since April 1989, and is the father of Daniel Del Giorno, Jr., the Company's President and also a director. During the period 1987 to April 1989, Mr. Del Giorno, Sr. together with Mr. Pellicano (director of the Company) was engaged in the research and development of d.b.Express. Prior thereto, during the period 1985 to May 1987, Mr. Del Giorno, Sr. was the Chief Executive Officer of Myotech, Inc. ("Myotech"), a privately held corporation which produced computerized muscle testing equipment for chiropractors and physical therapists. Myotech was sold to Hemodynamics, Inc. in May 1987 and later became a public corporation. Mr. Del Giorno, Sr. was a practicing chiropractor for many years and had founded a chiropractic clinic employing 4 chiropractors and 6 technicians in addition to administrative personnel. He also successfully collaborated with Mr. Pellicano in connection with the design and development of medical equipment for comparative muscle testing. A patent has been granted to Mr. Pellicano and Mr. Del Giorno, Sr. in connection therewith. In addition, Mr. Del Giorno, Sr. is the holder of a patent for a digital myograph for the testing of muscles by computer. Mr. Del Giorno, Sr. is also an officer, director and shareholder of Tech Marketing Group Corp. which is a holding company and a shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions".

     Daniel Del Giorno, Jr., the Company's President, CEO, Treasurer and a director, is the son of Daniel Del Giorno, Sr. and has been with the Company since April 1989. Prior to joining the Company and during the period 1987 to 1989 Mr. Del Giorno, Jr. was involved in providing the management and financial support for and collaborated with Mr. Del Giorno, Sr. and Russell Pellicano in connection with the development of d.b.Express. During the period 1984 to May 1987, he was the President of Myotech, a privately held Company producing muscle testing equipment. He is also the President, a director and principal shareholder with Daniel Del Giorno, Sr. of Tech Marketing Group Corp., a privately held corporation which is a shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions".

      Russell Pellicano is a director and Secretary of the Company since April, 1989 and served as Vice President, Secretary and Director since April 1989 through February 1994. Mr. Pellicano was the original founder and principal of RAMP Associates Inc. ("RAMP"), which was acquired by the Company in October 1990, through which he has engaged in consulting to major corporations and others for the design of software and hardware for computers. A major customer of RAMP since its inception has been Grumman Corporation. Mr. Pellicano, through RAMP, has been consulting for Grumman and other corporations. He is the chief architect and designer of d.b.Express and has been involved in designing and developing computer software and hardware for the past 30 years. Among many noteworthy projects for which he was responsible at Grumman was the design and installation of the Orbiting Astronomical Observatory Space Craft Ground Station, and he was a member of the launch team at Cape Kennedy in conjunction therewith. He was also Senior Systems Analyst for Grumman in connection with the test instrumentation for the forward sweep wing (X29) experimental aircraft on-board computer system, and the F-14D and the A-6E production aircraft. Mr. Pellicano is a graduate of C. W. Post College in 1973 with a degree in Electrical Engineering.

      Jack S. Beige, D.C., J. D., was appointed a director in November, 1995, for a term beginning January, 1996, and was appointed as a member of the Audit Committee and the Compensation Committee, also effective January, 1996. Mr. Beige received his Juris Doctor degree in 1993 and has been a practicing attorney, primarily in business related matters, on Long Island, New York, since then. Prior thereto, Mr. Beige practiced chiropractic medicine, was President of BSJ Realty Corporation, President of All Travel, Ltd. and was President of Comp Consulting, Inc. During his practice as a chiropractic doctor, he was elected a Fellow of the International College of Chiropractors, was appointed as Chairman of the New York State Worker's Compensation Board, Chiropractic Practice Committee and was elected President of the New York State Chiropractic Association in 1987. Mr. Beige is admitted to the New York State Bar and is a member of the New York State Bar Association, the Nassau and Suffolk County Bar Associations and is a member of the American Arbitration Association.

      Augustin Medina was appointed a director in November, 1995, for a term beginning January, 1996, and was appointed as a member of the Audit Committee and the Compensation Committee, also effective January, 1996. During the last five years and previously, Mr. Medina has been an independent business broker associated with the Montecristi Corporation, Gallagher Associates and Anderson Credit and Leasing, on Long Island, New York. Mr. Medina's business background includes advising and assisting businesses in computer and non-computer related businesses in their development and structuring of sales and marketing programs.

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

      George Aronson, CPA, has been the Chief Financial Officer of the Company since August, 1995. From March 1989 to August, 1995, he was the Chief Financial Officer of Hayim & Co., an importer/distribution organization. Mr. Aronson graduated from Long Island University with a major in accounting in 1972 receiving a Bachelor of Science degree and is a Certified Public Accountant.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation with respect to the Chairman and Chief Executive Officer and each of the other executive officers of the Company who earned more than $100,000 for services rendered for the years ended December 31, 1997, 1996, and 1995. Directors are not compensated for their services, however, the outside directors received a formula grant of stock pursuant to the 1995 Outside Directors Stock Plan.

                                               Summary Compensation Table

                                 Annual Compensation                          Long-Term Compensation
                             -----------------------------      --------------------------------------------------
                                                                                             Securities      All
                                                                Other        Restricted      Underlying     Other
Name and                     Fiscal                             Annual      Stock Option      Options/      Compen-
Principal Position            Year       Salary   Bonus(4)      Compensation   Awards            SARS       sation
-------------------------------------------------------------------------------------------------------------------


Daniel DelGiorno,Sr.,(1)(5)  1997      $260,000 $ 327,000     $     -             -               -           -
Director                     1996       259,000   232,000           -             -               -           -
                             1995       240,000    84,000           -         128,000         128,000         -

Daniel DelGiorno, Jr.(1)(5)  1997          -      753,000           -             -               -           -
President, C.E.O.            1996          -      232,000           -             -               -           -
Director                     1995          -       84,000           -          128,000        128,000         -

Russell Pellicano(2)         1997          -      199,000           -             -               -           -
Secretary                    1996          -      195,000           -             -               -
Director                     1995          -         -              -           10,000          10,000        -


Ed Warman (3)(5)             1997      148,000       -              -             -               -           -
Vice President of Products   1996      116,000     53,000           -             -               -           -
& Services                   1995      117,000       -              -           20,000          20,000        -


George Aronson (4)(5)        1997      157,000    233,000           -             -               -           -
Chief Financial Officer      1996      144,000    187,000           -             -               -           -
                             1995       31,000       -              -            2,500           2,500        -

All Officers as a Group      1997     $565,000 $1,512,000           -             -               -           -
                             1996      519,000    899,000           -             -               -           -
                             1995      388,000    168,000           -          288,500         288,500        -

Footnotes
---------

(1) 50,000 Stock options had an original exercise price of $25.60 per share, their fair market value at date of grant, and were repriced to reflect an above market exercise price of $5.00 per share effective May 1995, when the market value was $2.80 per share. D. Del Giorno, Sr., and D. DelGiorno, Jr. were each granted an aggregate of 30,000 shares of stock and 18,000 options exercisable at $5.00, and 60,000 options exercisable at $15.00, in May and November 1995, and the 60,000 were repriced to $0.10 in June,1997, and 75,000 shares in November, 1996.

(2) R. Pellicano was granted 10,000 options exercisable at $15.00 in November, 1995.

(3) Mr. Warman was granted the right to 8,000 options in 1994 which vested at 2,000 per year in 1994, 1995, 1996 and 1997, exercisable at $15.00; 20,000 options in 1995, exercisable at $5.00; and 20,000 shares of common stock in November, 1996.

(4) Mr. Aronson joined the Company in September, 1995 as Chief Financial Officer, was granted 2,500 options at $5.00 in November, 1995, which were repriced to $0.10 in June, 1997.

(5) Bonus amounts reflected above for the years ended December 31, 1997 and 1996, are in the form of stock option and the Company's common stock, which were subject to forfeiture and /or restrictions, except for shares valued at $172,000 and $28,000 issued to Dan DelGiorno, Sr and George Aronson in 1996, respectively.


Option/SAR Grants in Last Fiscal Year

      No options or SARs were granted to Named Officers in 1997.







Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Value

    The following table set forth certain information with respect to stock option exercises by the named Executive Officers during the fiscal year ended December 31, 1997, and the value of unexercised options held by them at fiscal year-end.

                                                                  Number of                              Value of
                                                                 Unexercised                            Unexercised
                                                                  Options at                            In-the-Money
                                                                  Fiscal Year                           Options at
                                                                    End                             Fiscal Year End (1)
                                                             -----------------------             -------------------------
                      Shares Acquired      Value
  Name                 on Exercise (#)   Realized ($)     Exercisable     Unexercisable       Exercisable      Unexercisable
  ----                ----------------   ------------     -----------     -------------       -----------      -------------
Daniel Del Giorno, Sr.       -                 -           128,100               -             $294,000              -
Daniel Del Giorno, Jr.       -                 -           128,100               -              294,000              -
Russell Pellicano            -                 -            10,000               -                 -                 -
Ed Warman                    -                 -            28,000               -                 -                 -
George Aronson               -                 -             2,500               -               12,250              -

Footnotes
---------

(1) Market Value of the underlying securities at fiscal year end minus the exercise price.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth certain information as of April 7,1998, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares of Common Stock, by directors who own Common Stock and all officers and directors as a group:

                                        Common Stock         % of Outstanding
Name of Beneficial Owner             Beneficially Owned           Shares (2)
------------------------             -------------------     ------------------

Daniel Del Giorno, Sr. (1)(3)(4)             297,550             2.2%
Daniel Del Giorno, Jr. (1)(3)(4)(7)          415,505             3.1%
Russell Pellicano (1)(5)                      68,100               *
Jack S. Beige (1) (3)                         41,944               *
Augustin Medina (1)                           24,764               *
George Aronson (1)(8)                        103,000               *
Ed Warman(1)(6)                              151,500             1.1%
All Officers and Directors as a
    Group (7 persons) (3,4,5,6)            1,102,363             8.2%

-------
* Less than 1%

Footnotes
---------
(1) The address of the holder is 80 Orville Drive, Suite 200, Bohemia, New York 11716.
(2) Based upon 13,742,207 shares deemed (includes outstanding options owned by above named parties)outstanding as of April 7, 1998.
(3) Includes shares held by his spouse.
(4) Includes 68,000 options (exercisable at $5.00 per share), and 60,000 options (exercisable at $0.10).
(5) Includes 10,000 options (exercisable at $15.00 per share).
(6) Includes 20,000 options (exercisable at $15.00 per share) and 8,000 options, exercisable at $5.00 per share.
(7) Daniel Del Giorno, Jr. has majority control of Tech Marketing Group which owns 17,405 shares. (The Company has no business dealings with Tech Marketing Group)
(8) Includes 2,500 options (exercisable at $0.10 per share).

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Two executive officers of the Company have received advances from time to time, with such advances being payable on demand and bearing no interest. Effective, January, 1997, these advances are interest bearing at the rate of 7% per annum. At December 31, 1997, the loan balance due from these officers was approximately $1,070,000. See Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management, regarding grants of stock and options to Directors and Officers.

During the fourth quarter, the Company advanced approximately $126,000 to another officer/director. The advance was settled with the Company prior to year end December 31, 1996, through the transfer of marketable securities to the Company with a market value of $126,000.

During the years ended December 31, 1997, 1996 and 1995, the Company paid an outside Director, fees for legal services and consulting fees aggregating $165,000, $127,000 and $64,000, respectively.

During the years ended December 31, 1997, 1996 and 1995, the Company paid an outside Director consulting fees of $52,000, $52,000 and $30,000, respectively.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                         Page
                                                         ----
(a)  Financial Statements
     --------------------

Report of Independent Certified Public Accountants       F-1

Consolidated Balance Sheets
December 31, 1997 and 1996                               F-2

Consolidated Statements of Operations
Years Ended December 31, 1997, 1996 and 1995             F-3

Consolidated  Statement of Shareholders'  Equity
Years Ended December 31, 1995, 1996 and 1997             F-4

Consolidated Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995             F-5

Notes To Consolidated Financial Statements            F-6 - F-26

(b)  Reports on Form 8-K
     -------------------
May 23, 1997      Item 9 -  Sale of equity securities pursuant to Regulation S
May 29, 1997      Item 4 -  Dismissal  of  independent  Auditors
June 03,1997      Item 4 -  Engagement of new independent auditors

(c)  Exhibits
     --------
2.1 Reorganization Agreement dated April 22, 1989. (Incorporated by reference to Exhibit 2(a) to the Company's Form S-1 Registration Statement) (1)
2.2  Merger  agreement  between  Computer  Concepts  Investment  Corp.  and RAMP
     Associates  Inc.  dated  October 31,  1990.  (Incorporated  by reference to
     Exhibit 2(b) to the Company's Form S-1 Registration Statement)(1)
2.3 Merger agreement between Computer Concepts Corp. and Softworks, Inc. (Incorporated by reference to Exhibit 2(a) to the Company's Form 8-K filed on October 29, 1993)
2.4 Merger Agreement dated December 31, 1994, between the Company, its wholly owned ubsidiary, CCC/MapLinx Corp., and MapLinx Corp. and Merit Technology, Inc.(Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994.)

3.1(i)(a) Certificate  of   Incorporation,   as   amended.  (Incorporated    by
          reference to Exhibit 3(a) of Form S-1 Registration Statement.)(1)
     (b) Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement.)(1)
     (c) Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement.)(1)
     (d) Certificate of Amendment (Authorizing Increase in Shares of Common Stock) (Incorporated by reference to Exhibit 3 (i) (d) to Form 10-K for the year ended 1995
     (e) Certificate of Amendment (Authorizing one for ten reverse stock split as of March 30, 1998).
3.2(ii) By-Laws.  (Incorporated  by reference  to Exhibit 3(d) to the  Company's
        Form S-1 Registration Statement.)(1)
4.1 Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Company's Form S-1 Registration Statement.)(1)
4.2 Computer Concepts Directors, Officers and Consultants 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on June 28, 1995)
4.3  Computer Concepts Employees 1993 Stock Option Plan (Incorp. by reference to
     Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed on June 28, 1995)
4.4  Computer  Concepts 1995 Incentive Stock Plan  (Incorporated by reference to
     Exhibit 5 to the Company's Proxy Statement filed on January 29, 1996.)
10.1 Lease Extension Agreement between Atrium Executive Center and the Company (Incorp. by reference to Exhibit 10 (g) (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)
10.2 Agreement between Software Publishing Corp. and the Company dated June 14, 1994 . (Incorp. by reference to Exhibit 10(a) to the Company's Form 8-K filed on July 1, 1994.)
10.3 Agreement between Computer Concepts Europe, Ltd. and the Company dated September 27, 1993. (Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993.)
10.4 Agreement  between  Computer  Concepts  Europe,  Ltd. and the Company dated
     September 27, 1993.(Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1993.)
16.1 Dismissal of Independent Auditors. (Incorporated by reference to Form 8-K dated May 29, 1997.)
16.2 Engagement of New Independent Auditors. (Incorporated by reference to Form 8-K dated June 03, 1997.)

(21) Subsidiaries of the Company.

          Softworks, Inc. (Maryland)

(23) Consent of Hays & Company

---------

(1)Filed with Form S-1, Registration Statement of Computer Concepts Corp. Reg. No 3-47322 and are incorporated herein by reference

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COMPUTER CONCEPTS CORP.

                                             /s/Daniel DelGiorno, Jr.
                                             ----------------------
                                             Daniel DelGiorno, Jr.,
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                      TITLE                                  DATE

/s/Daniel DelGiorno, Jr.
_________________         President, Treasurer,                   April 8, 1998
Daniel DelGiorno, Jr.     Chief Executive Officer,
                          Director

Daniel DelGiorno, Sr.
_________________         Director,                               April 8, 1998
Daniel DelGiorno, Sr.     Assistant Secretary

Russell Pellicano
_________________         Secretary                               April 8, 1998
Russell Pellicano         Director

George Aronson
__________________        Chief Financial Officer                 April 8, 1998
George Aronson

Board of Directors and Shareholders
Computer Concepts Corp.
Bohemia, New York

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Computer Concepts Corp. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Concepts Corp. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company continued to sustain significant losses and use substantial amounts of cash in operations during the year ended December 31, 1997. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Hays & Company

February 27, 1998, except for Note 2 which is
  dated March 18, 1998
New York, New York

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 December 31,
                                                            ------------------------
                                                               1997          1996
                                                            ---------      ---------
ASSETS

Current assets
  Cash and cash equivalents                                  $     778      $   5,675
  Accounts receivable, net of allowance for doubtful
    accounts of $252 and $693 in 1997 and 1996, respectively    17,866          9,044
  Advances to officers                                           1,070            682
  Inventories                                                      -               29
  Prepaid expenses and other current assets                      1,987          1,036
                                                             ---------      ---------
                                                                 21,701        16,466

Installment accounts receivable, due after one year               6,480         3,714
Property and equipment, net                                       2,069         1,605
Software costs, net                                               1,676           949
Excess of cost over fair value of net assets acquired,
  net of accumulated amortization of $2,477 and $2,628 in 1997
  and 1996, respectively                                          4,611         4,683
Other assets                                                        707           254
                                                               --------     ---------

                                                               $ 37,244     $  27,671
                                                               ========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                       $   7,225     $   4,227
  Current portion of long-term debt                                 391           458
  Deferred revenue                                               11,773         8,972
                                                              ---------     ---------
                                                                 19,389        13,657

Deferred revenue, earned after one year                           7,947         3,964
Long-term debt, net of current portion                              241           526
                                                              ---------     ---------

     Total liabilities                                           27,577        18,147
                                                              ---------     ---------

Commitments and contingencies

Shareholders' equity (Note 2)
  Common stock, $ .0001 par value; 150,000,000 shares authorized;
    issued and outstanding - 12,744,751 shares in 1997
    (127,447,510 shares before the split) and
    101,335,000 shares in 1996                                        1            10
  Additional paid-in capital                                     91,641        78,870
  Accumulated deficit                                           (81,741)      (69,356)
  Foreign currency translation                                      (54)          -
  Unrealized loss on marketable securities                         (180)          -
                                                              ---------     ---------

     Total shareholders' equity                                   9,667         9,524
                                                              ---------     ---------

                                                              $  37,244     $  27,671
                                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                               Year ended December 31,
                                                           --------------------------------
                                                             1997         1996        1995
                                                           ---------   ---------   ---------
Revenue
  Software licenses and support                            $  27,870   $  19,030   $  16,302
  Professional services                                        1,868        -           -
                                                           ---------   ---------   ---------
                                                              29,738      19,030      16,302
                                                           ---------   ---------   ---------
Costs and expenses
  Cost of revenue - software licenses
    and support                                                7,674       5,944       7,074
  Cost of revenue - professional services                      1,787        -           -
  Sales and marketing                                         17,033      13,038       9,166
  General and administrative                                   8,902       8,009       8,191
  Amortization and depreciation                                2,550       3,684       4,104
  Research and development                                     3,016       1,496       1,270
  Unusual charges, net                                           686       2,590       1,102
  Reduction in carrying values of long-lived assets             -            412       3,760
                                                           ---------   ---------   ---------

                                                              41,648      35,173      34,667
                                                           ---------   ---------   ---------
Operating loss                                               (11,910)    (16,143)    (18,365)
                                                           ---------   ---------   ---------

Other income (expense)
  Gain on sale of net assets of subsidiary                       813        -           -
  Interest charge pertaining to the discount on
    convertible debentures                                    (1,288)     (2,810)       -
                                                           ---------   ---------   ---------

Net loss                                                   $ (12,385)  $ (18,953)  $ (18,365)
                                                           =========   =========   =========

Basic and diluted net loss per share                       $   (1.11)  $   (2.66)  $   (3.73)
                                                           =========   =========   =========

Weighted average common shares outstanding                    11,163       7,130       4,921
                                                           =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (in thousands)

                                                                                      Foreign        Marketable
                                                    Additional                        currency       securities       Total
                                  Common stock       paid-in      Accumulated        translation     valuation     shareholders'
                                Shares   Amount      capital        deficit          adjustment      adjustment       equity
                                ------   ------     ----------    -----------        -----------     ----------    ------------
Balance, January 1, 1995        34,233   $    3     $   39,895    $   (32,038)       $      (21)     $     -        $     7,839

Net proceeds from sales of
  common stock                  20,886        3          8,864           -                  -              -              8,867
Common stock and options
  issued for services            2,137      -            3,234           -                  -              -              3,234
Common stock and options
  issued for settlement of
  trade payables                   219      -              413           -                  -              -                413
Currency translation
  adjustment                      -         -              -             -                   21            -                 21
Net loss                          -         -              -          (18,365)              -              -            (18,365)
                              --------   ------      ---------    -----------        ----------      ---------      -----------
Balance, December 31, 1995     57,475         6         52,406        (50,403)              -              -              2,009

Net proceeds from sales of
  common stock and options
  exercised                     6,365         1          1,996           -                  -              -              1,997
Common stock and options
  issued for services           7,680         1          3,445           -                  -              -              3,446
Common stock issued formerly
  subject to forfeiture         5,075       -            1,508           -                  -              -              1,508
Conversion of common stock
  formerly subject to
  redemption                    4,490       -            4,000           -                  -              -              4,000
Conversion of convertible
  debentures                   16,632         2         12,739           -                  -              -             12,741
Common stock issued for
  settlements                   3,618       -            2,776           -                  -              -              2,776
Net loss                         -          -             -           (18,953)              -              -            (18,953)
                              -------    ------       --------     ----------        ----------     -----------     -----------
Balance, December 31, 1996    101,335        10         78,870        (69,356)              -              -              9,524

Net proceeds from sales of
  common stock and options
  exercised                     5,390         1          2,741           -                  -              -              2,742
Common stock and options
  issued for services           9,042         1          5,514           -                  -              -              5,515
Conversion of convertible
  debentures                   11,982         1          4,668           -                  -              -              4,669
Common stock adjusted for
  settlements                    (302)      -             (164)          -                  -              -               (164)
Currency translation
  adjustment                     -          -             -              -                  (54)           -                (54)
Marketable securities
  valuation adjustment           -          -             -              -                  -             (180)            (180)
Net loss                         -          -             -           (12,385)              -              -            (12,385)
One-for-ten reverse stock
 split *                     (114,702)      (12)            12           -                  -              -               -
                              -------    ------        -------      ---------       -----------      ---------       ----------
Balance, December 31, 1997     12,745    $    1        $91,641      $ (81,741)      $       (54)     $    (180)      $    9,667
                              =======    ======        =======      =========       ===========      =========       ==========

*The Board of Directors declared a one-for-ten reverse stock split effective for shareholders of record as of the close of business on March 27, 1998.
 Common stock and additional paid-in capital as of December 31, 1997 have been restated to reflect this reverse stock split (Notes 2 and 8).

The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Year ended December 31,
                                                                  -----------------------
                                                              1997         1996         1995
                                                              ----         ----         ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
  Net loss                                                    $(12,385)   $(18,953)   $(18,365)
Adjustments to reconcile net loss to net cash used in
  operating activities
    Amortization and depreciation:
      Property and equipment                                       965         806         672
      Software costs                                               832       1,910       1,924
      Excess of cost over fair value of net assets acquired        749         959       1,480
      Other                                                          4           9          28
    Provision for doubtful accounts                                136         154           7
    Common stock and options issued for services                 5,515       3,446       3,234
    Common stock issued subject to forfeiture                     -          1,508        -
    Non-cash unusual charges                                       336       2,415         269
    Non-cash interest charge pertaining to the discount on
      convertible debentures                                     1,288       2,810        -
    Reduction in carrying values of long-lived assets             -            412       3,760
    Gain on sale of net assets of subsidiary                      (813)        -          -
Changes in operating assets and liabilities
    Accounts receivable                                         (9,070)     (4,723)       (802)
    Inventories                                                     10          94          91
    Prepaid expenses and other current assets                     (967)       (637)        174
    Installment accounts receivable                             (2,766)     (3,714)        -
    Other assets                                                  (457)       (129)         39
    Accounts payable and accrued expenses                        2,884         569        (998)
    Deferred revenue                                             6,802       8,070       1,036
                                                               -------     -------     -------
      Net cash used in operating activities                     (6,937)     (4,994)     (7,451)
                                                               -------     -------     -------
Cash flows from investing activities
  Capital expenditures                                          (1,455)       (832)       (547)
  Software development and technology purchases                 (1,559)       (526)       (545)
  Proceeds from the sale of technology                            -            450         -
  Proceeds from the sale of net assets of subsidiary, net          230         -           -
  Advances to officers, net                                       (388)       (297)       (271)
  Additional consideration for Softworks and Maplinx acquisitions (523)       (459)       (320)
                                                                ------     -------      ------
      Net cash used in investing activities                     (3,695)     (1,664)     (1,683)
                                                                ------     -------      ------
Cash flows from financing activities
  Net proceeds from sales of common stock and options            2,742       1,997       8,867
     exercised
  Net proceeds from sale of convertible debentures               3,381       9,931        -
  (Repayments of) advances from long-term debt                    (344)       (174)        345
                                                                ------     -------      ------
      Net cash provided by financing activities                  5,779      11,754       9,212
                                                                ------     -------      ------
Effect of exchange rate changes on cash and cash equivalents       (44)       -           -
                                                                ------     -------      ------
Net (decrease) increase in cash and cash equivalents            (4,897)      5,096          78

Cash and cash equivalents, beginning of year                     5,675         579         501
                                                                ------     -------      ------
Cash and cash equivalents, end of year                          $  778     $ 5,675      $  579
                                                                ======     =======      ======

The accompanying notes are an integral part of these consolidated financial statements

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1    Basis of presentation

     Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments and systems management software products for corporate mainframe data centers. Additionally, the Company has recently entered into the technology infrastructure service and construction business, also referred to as "professional services", whereby for a fee the Company assists in the design, construction and installation of building technology systems. The Company's principal market is the United States. Overseas revenue is principally generated from European subsidiaries and distributors.

The Company has incurred consolidated net losses of $12,385,000, $18,953,000 and $18,365,000 during the years ended December 31, 1997, 1996 and 1995, respectively, and cumulative net losses of $81,741,000 through December 31, 1997. For the years ended December 31, 1997, 1996 and 1995, net cash used in operating activities was $6,937,000, $4,994,000 and $7,451,000 respectively, as detailed in the accompanying consolidated statements of cash flows. The Company's cash requirements were primarily financed through the sale of convertible debentures and common stock and exercises of stock options approximating $6,123,000, $11,928,000 and $8,867,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company does not currently maintain a credit facility with any financial institution, although the Company is actively seeking to obtain an asset based working capital line of credit. The Company has continued to incur significant expenditures with respect to the development and marketing of its d.b.Express technology without generating any significant revenue . As a result of continued operating losses, the use of significant cash in operations and the lack of sufficient funds to execute its business plan, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

     Management's plans to remain a going concern require additional financing until such time as the Company achieves positive cash flows from operations through the continued growth of its wholly-owned subsidiary, Softworks, Inc. ("Softworks") and the successful exploitation of the Company's d.b.Express technology. The Company's current source of operating revenue continues to be primarily derived from Softworks. The Company has incurred significant losses (both cash and non-cash expenses as described in these notes) as a result of the development and marketing of the d.b.Express technology. Nevertheless, management believes that its proprietary
     d.b.Express technology has significant potential in several areas and solves certain significant business issues in the telecommunications and Internet related markets. In order to realize the potential of this technology, the Company is vigorously continuing its efforts to enter into sales or license agreements of its d.b.Express technology. Management believes that the successful exploitation of its d.b.Express technology, as well as the continued growth of Softworks, will eventually enable the Company to achieve positive cash flows from operations and reduce its dependency on cash flows from financing activities. However, to satisfy its immeidate cash needs, the Company consummated the sale of $1,978,000 (net of expenses) of restricted common stock in January 1998 (Note 13). Until sufficient cash flows are generated from operations, additional financing is anticipated to be in the form of an asset based working capital line of credit, additional equity or other debt instruments. There can be no assurances that the Company will be able to obtain sufficient financing or will be successful in achieving positive cash flows from operations in order to execute its business plan.

2    Significant accounting policies

     Common stock split

     At the Company's annual shareholders' meeting on November 26, 1997, the Company's shareholders passed a resolution to grant the Board of Directors authority to amend the Articles of Incorporation to increase the authorized shares of common stock from 150,000,000 to 300,000,000. Additionally, the shareholders granted the Board of Directors authority to effect a reverse stock split in a ratio ranging from one-for-two through one-for-ten. On March 18, 1998, the Board of Directors declared a one-for-ten reverse stock split effective for shareholders of record as of the close of business on March 27, 1998. Common stock and additional paid-in capital as of December 31, 1997 have been restated to reflect this split. Par value and authorized shares will remain unchanged at $.0001 and 150,000,000 shares, respectively. The number of shares issued at December 31, 1997, after giving effect to the split, was 12,744,751 (127,447,510 shares issued before the split).

     The effect of the stock split has been retroactively reflected as of December 31, 1997 in the consolidated balance sheet and statement of changes in shareholders' equity, but activity for 1997 and prior periods was not restated in those statements. All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated to reflect the effect of the split for all periods presented.

     Principles of consolidation

     The consolidated financial statements include the accounts of Computer Concepts Corp. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Revenue recognition

     License revenue is recognized at the time of delivery and acceptance of software products, where collectibility is generally deemed probable and no significant/insignificant obligations exist. Where realization of sale proceeds is not deemed probable, license revenue is recognized on the installment (cash) method following delivery. Maintenance revenue is deferred and recognized ratably over the maintenance period. Consulting fees and professional service revenue are recognized as services are performed and construction revenue is recognized on the percentage of completion method based on the cost incurred relative to total estimated costs.

     Installment   accounts  receivable

     Perpetual license agreements may be executed under installment payment terms with monthly, quarterly or annual payment terms for up to five years. Revenue and related sales commissions are deferred and recognized over the period of the installment payment plan.

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

     Software costs

     Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at estimated fair value. Amortization of software costs begins when products become available for general customer release. Software costs associated with certain types of software are amortized on a straight-line basis over the estimated economic lives of the products (generally two to five years), while software costs associated with certain other types of software are amortized using the income forecast method over the estimated economic lives of those products. Management periodically evaluates whether these intangible assets are impaired (and appropriately adjusts carrying values) by comparing the net carrying value of the asset to the undiscounted expected future cash flows to be generated by the asset.

     Excess of cost over fair value of net assets acquired

     The excess of cost over the fair value of net assets acquired in purchased business transactions is amortized on a straight-line basis over periods ranging from three to ten years. Impairment of the excess of cost over fair value of net assets acquired is evaluated by comparing the estimated future undiscounted cash flows from the related assets of the acquired business to the carrying amount of such assets. It is the Company's policy to periodically review and evaluate whether there has been an impairment in the value of intangibles and adjust the carrying values accordingly. Factors considered in the valuation include current operating results, trends and anticipated future cash flows.

     Income taxes

     Deferred tax assets and liabilities are recognized based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The Company has recorded no provisions for income taxes in the accompanying consolidated financial statements as a result of incurred losses.

     Net loss per share

     Basic net loss per share is based on the weighted average number of common shares outstanding. Outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted per share amounts since the effect of their inclusion would be antidilutive. All references to net loss per share have been restated to reflect the effect of the reverse stock split for all periods presented.

     Overseas Revenue

     The Company is engaged in one material business segment, operating principally in North America, during the years 1995 through 1997. Overseas revenue, principally generated from European subsidiaries and distributors, is summarized as follows (in thousands):

                                                 Year ended December 31,
                                                 -----------------------
                                              1997          1996        1995
                                            -------       -------      -------
                 Germany                    $ 1,386       $ 1,699      $ 1,361
                 United Kingdom               2,566         1,762          528
                 Canada                         422           305          282
                 Australia                      176           278          113
                 Japan                          203           234          274
                 Other Locations                601           604          174
                                            -------       -------      -------
                                            $ 5,354       $ 4,882      $ 2,732
                                            =======       =======      =======

     Cash and cash equivalents

     The Company considers all investments with original maturities of three months or less to be cash equivalents. The carrying amount of temporary cash investments approximates the fair value because of the short maturity of those instruments.

     Foreign currency

     Assets and  liabilities of foreign  subsidiaries  are translated  into U.S.
     dollars at year-end exchange rates and revenue and expense items are translated at average exchange rates during the period. Gains and losses resulting from translation are recorded as cumulative translation adjustments in shareholders' equity. Transaction gains and losses are recognized in the consolidated statements of operations as incurred.

     Marketable securities

     Marketable securities, which are all classified as "available for sale", are valued at fair market value. Unrealized gains or losses are recorded net of income taxes directly to shareholders' equity, whereas realized gains and losses are recognized in the Company's statements of operations using the first-in, first-out method. Net book value of marketable securities approximates $40,000 and $190,000 at December 31, 1997 and 1996, respectively, and is included in other current assets.

     Reclassifications

     Certain reclassifications have been made to the consolidated financial statements shown for the prior years in order to have them conform to the current year's classifications.

     Concentrations of credit risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivables. At December 31, 1997, the Company's cash investments are held at various financial institutions which limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade accounts receivables are limited due to the large number of customers comprising the Company's revenue base and their dispersion across different industries and geographic areas. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

     Use of estimates

     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Recently issued accounting pronouncements

     There are four recently issued accounting pronouncements that potentially impact the financial accounting and/or reporting of the Company. Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), Statement of Financial Accounting Standards No. 128, "Earning Per Share" ("SFAS 128"), Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131").

     SOP 97-2, which was issued to provide further guidance on applying generally accepted accounting principles to software transactions, becomes effective for transactions entered into beginning in 1998. Initial adoption of this statement may only be on a prospective basis. The Company is currently reviewing the impact that adopting this statement will have on future reported operations.

     SFAS 128 establishes new standards for computing and presenting earnings per share which simplifies the previous standards and makes them comparable to international standards. This statement became effective beginning with the Company's quarter ended December 31, 1997, and requires restatement of all prior-period earnings per share data. Since the Company's common stock equivalents are antidilutive, adoption of SFAS 128 does not have an impact on the consolidated financial statements.

     SFAS 130, which presents standards for reporting and display of comprehensive income and its components, becomes effective for the Company in 1998 with reclassifications made to previous years required. The Company is currently reviewing the impact that adopting this statement will have on future financial presentations. Since the Company does not have material components of other comprehensive income, it is not expected that adoption will have a material impact on its consolidated financial presentation.

     SFAS 131, which presents standards for determining a reportable segment and for disclosing information regarding each such segment, becomes effective for the Company in 1998 with reclassifications made to previous years required. Since the Company has historically operated in one industry segment, adoption of SFAS 131 will not have an impact on the consolidated financial statement disclosures.

3    Acquisitions

     Softworks, Inc.

     In October 1993, the Company completed the acquisition of all of the common stock of Softworks, a privately held Maryland company founded in 1977. Softworks provides systems management software products for mainframe data centers.

     The purchase price approximated $5,700,000, which included $2,000,000 in cash and 100,000 shares of the Company's restricted common stock, 50,000 shares of which were contingently issuable upon realizing certain 1993 revenue goals. These goals were achieved and the shares were issued. The acquisition has been accounted for using the purchase method of accounting. Accordingly, assets and liabilities were recorded at their fair values as of September 1, 1993, the effective date of the acquisition, and the operations of Softworks have been included in the Company's consolidated statements of operations since that date. The excess of cost over the fair value of net assets acquired, which originally approximated $5,484,000, is being amortized over ten years. The agreement also requires the Company to make additional contingent purchase consideration payments to two of Softworks' former shareholders based upon certain product revenue for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through December 31, 1997, the Company has incurred a liability of $1,604,000, ($1,327,000 of which was paid) to the non-employee former shareholders, which has been treated as additional consideration in connection with the acquisition and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition.

     Superbase

     In June 1994, the Company completed the purchase of the Superbase product technology and certain related assets from Software Publishing Corporation ("SPC") in exchange for 203,118 shares of the Company's restricted stock valued at approximately $4,000,000 and $75,000 in cash. SPC received a valuation guarantee for the stock issued, and was permitted to sell such stock in an orderly manner over a twelve month period following registration, which was originally required to be completed before December 31, 1994. The agreement provided that should such registration statement not be effective by December 31, 1994, SPC, at its option, could require the Company to repurchase the shares issued for the amount of the valuation guarantee.

     On January 19, 1995, SPC and the Company entered into an extension agreement whereby the Company was given an extension to file the registration statement to February 15, 1995. In exchange for that extension, the Company agreed to pay SPC $560,000 (the "Penalty Amount"), payable $300,000 in cash in three monthly installments ($100,000 was paid in 1995 and $200,000 was paid in October 1996), and $260,000 in additional shares of Company common stock. These additional shares also had a valuation guarantee. As a result of the Company's failure to meet the December 31, 1994 registration statement filing deadline, the Company recorded a $560,000 charge for the Penalty Amount in 1994. The extension agreement included a provision that if the Company did not meet the February 15, 1995 deadline, and the registration was not completed by May 31, 1995, SPC was entitled to either of the following (at SPC's option):
     (i) the payment of an additional penalty payment equal to $638,000 payable equally in cash and Company common stock, or (ii) the repurchase of the shares as provided for in the agreement. The Company did not meet the May 31, 1995 requirement and SPC decided to receive the penalty equally in cash and stock. Accordingly, the Company accrued for an additional penalty payment of $638,000 as an unusual charge in 1995 (Note 10).

     In October 1996, the Company and SPC signed a Settlement and Mutual Release Agreement. This agreement permitted SPC to accelerate its ability to sell its remaining shares, with the Company paying $619,000 in cash ($200,000 of the cash portion of the Penalty Amount, $319,000 of the May 31, 1995 additional penalty amount, and $100,000 of related interest expense) and issuing an additional 30,900 shares of the Company's common stock, which were fair valued at $183,000, to settle all claims between the parties. The Company recorded an additional unusual charge of $515,000 in 1996, reflecting such final settlement. During 1996, the Company issued 539,300 shares of its common stock (consisting of 449,000 shares upon the redemption conversion and 90,300 shares relating to penalties and the final settlement) ending its commitments under the SPC agreements. However, during 1997, based upon mutual agreement, the 90,300 penalty shares were reduced by 30,215 shares. As a result, the Company recorded a corresponding reduction to unusual charges in the fourth quarter of 1997 totaling $164,000 (Note 10).

     The stock originally issued to SPC was included in the accompanying balance sheet as "Common Stock Subject to Redemption" which was classified as debt in the event the Company would have been required to repurchase the shares at the guaranteed price. This amount has been reclassified to equity, as the ultimate resolution did not require the Company to repurchase the shares.

     During the year ended December 31, 1995, as a result of the Company's decision to not invest in the further development and marketing of the Company's Superbase software technology, the Company recorded a charge to operations of $2,440,000. This reduced the carrying value of this asset to $450,000. During 1996, the Company sold the underlying software technology, with the Company realizing cash proceeds of $450,000.

     MapLinx, Inc.

     During December 1994, the Company completed the acquisition of MapLinx Inc. ("MapLinx"), a developer and provider of personal computer database geographic utilities used with Windows database and spreadsheet products. In connection with the acquisition, the Company issued 167,248 shares having a fair value of $900,000 at the acquisition date. The acquisition has been accounted for as a purchase and, accordingly, assets acquired and liabilities assumed were recorded at their fair values as of December 31, 1994 and the operations of MapLinx, are included in the Company's consolidated statements of operations since that date. The cost of the acquisition exceeded the fair value of net assets acquired by $904,000 and had been classified as the "excess of cost over fair value of net assets acquired" and was being amortized on a straight line basis over a period of three years.

     Since its acquisition, MapLinx' revenue had diminished and it had incurred continuing losses. As a result, the Company had evaluated the carrying value of the unamortized portion of the MapLinx excess of cost over fair value of net assets acquired and unamortized software development costs, aggregating $412,000 at December 31, 1996, and had determined that its recoverability was doubtful. Accordingly, the Company wrote-off such long-lived assets in the fourth quarter of 1996. However, in July 1997, the Company completed a transaction in which it sold all rights to the underlying software technologies of MapLinx. Further, as part of the transaction, the purchaser acquired all of MapLinx' current assets and assumed certain of its liabilities. The sales price of approximately $850,000 was adjusted (reduced) by the excess of MapLinx' current liabilities over current assets (approximately $380,000), resulting in a net sales price of approximately $470,000. Approximately $235,000 was paid at closing and a $235,000 note receivable was issued for the balance. Approximately $190,000 plus interest was paid in January 1998 and $45,000 plus interest is to be paid later in 1998. As a result, in 1997 the Company recognized an $813,000 gain on the sale of the net assets of MapLinx.

     Financial information pertaining to MapLinx (excluding the $235,000 note receivable) as of and for the years ended December 31, 1997, 1996 and 1995, is summarized below (in thousands):

                                              1997         1996         1995
                                           -------      ---------     ---------
           Current assets                  $   -        $     366     $     831
           Total assets                        -              429         1,520
           Current liabilities                 -              517           729
           Total liabilities                   -              520           743
           Net revenue                         578          2,220         3,780
           Net loss, (1997 amount prior to
            gain on sale of $813)             (323)        (1,497)         (508)


     DBopen, Inc.

     During October 1994, the Company entered into an agreement to acquire DBopen, Inc. ("DBopen"), a provider of personal computer database administration tools employing client/server technology. In connection with the acquisition, the Company issued $939,000 of restricted common stock and assumed long-term debt of approximately $423,000. The acquisition had been accounted for as a purchase and, accordingly, DBopen's assets and liabilities were recorded at their fair values as of December 31, 1994 and the operations of DBopen were included in the Company's operations since that date. The cost of the acquisition exceeded the fair value of net assets acquired by $1,916,000 which had been classified as the "excess of cost over fair value of net assets acquired".

     As a result of limited sales and changing market conditions during late 1995, it became apparent that significant additional expenditures would have to be incurred in order to modify the DBopen products to meet such changing market conditions. In the opinion of management, such additional costs would exceed the projected benefits and the decision was made to discontinue the products. Consistent with this business decision, the Company wrote-off the remaining carrying value of its investment in DBopen of $1,320,000 in the fourth quarter of 1995.

4    Installment accounts receivable

     During 1996, the Company began offering customers extended payment term alternatives to purchase software. The payment schedule for installment accounts receivable, due after one year, at December 31, 1997 is as follows:

        Installment accounts receivable (in thousands)
          Due in 1999                        $      4,161
          Due in 2000                               1,422
          Due in 2001                                 897
                                             ------------
                                             $      6,480
                                             ============

     Long-term deferred revenue, earned after one year, at December 31, 1997, which relates to the installment accounts receivable above, as well as certain maintenance revenue billed in advance of the maintenance period, is scheduled to be earned as follows:

        Long-term deferred revenue (in thousands)
          Earned in 1999                     $      5,585
          Earned in 2000                            1,465
          Earned in 2001                              897
                                             ------------
                                             $      7,947
                                             ============

5    Property and equipment

     Property and equipment consists of the following:

                                                                December 31,
                                                           ---------------------
                                            Useful life
                                             in years         1997        1996
                                            -----------    --------    ---------
                                                               (in thousands)

     Computer equipment and software           3 to 7      $  4,009     $  2,807
     Furniture and fixtures                    5 to 7           347          279
     Leasehold improvements                         7           500          473
                                                           --------     --------
                                                              4,856        3,559
     Less accumulated depreciation
        and amortization                                     (2,787)     ( 1,954)
                                                           --------     --------
        Property and equipment, net                        $  2,069     $  1,605
                                                           ========     ========

6    Software costs

     Software costs consist of the following:

                                                               December 31,
                                                          ----------------------
                                                            1997          1996
                                                          --------     ---------
                                                               (in thousands)

     Capitalized software development costs               $   4,817     $  3,538
     Purchased and acquired software technologies             2,174        1,894
                                                          ---------     --------
                                                              6,991        5,432
     Less accumulated amortization                           (5,315)      (4,483)
                                                          ---------     --------
        Software costs, net                               $   1,676     $    949
                                                          =========     ========

7    Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:

                                                               December 31,
                                                         -----------------------
                                                            1997          1996
                                                         ---------     ---------
                                                              (in thousands)

     Trade accounts payable                              $   2,424     $   1,253
     Class action settlement (Note 12)                       1,200          -
     Accrued payroll and benefits                              628           616
     Commissions payable                                     1,368           556
     Other accrued expenses                                  1,605         1,802
                                                         ---------     ---------
                                                         $   7,225     $   4,227
                                                         =========     =========

8    Shareholders' equity

     Common stock and convertible debt securities

     Year ended December 31, 1997

     During 1997, the Company consummated sales of restricted common stock under various private placement agreements, including sales of convertible debt securities. The private placements were pursuant to Regulation D and Regulation S. Proceeds raised from these sales aggregated $6,123,000, net of commissions and expenses of approximately $769,000 and the discount of $1,288,000 pertaining to the convertible debt. A total of 1,659,773 shares were sold (including 1,198,234 shares related to the convertible debentures) at prices ranging from $3.00 to $6.50 and a total of 105,696 options were exercised at prices ranging from $.10 to $5.00. Additionally, 28,265 shares were returned to the Company, pursuant to adjustments related to valuation guarantees for stock transactions occurring in prior years. Details of the Regulation D and Regulation S private placements are as follows:

          . The private placements pursuant to Regulation D contained a valuation guarantee based on the closing bid price of the Company's common stock following the effective date of a Registration Statement. The Registration Statement became effective in January 1998, and as a result, the Company is required to issue approximately 500,000 additional shares.

          . Pursuant to Regulation S, the Company received net proceeds of approximately $3,381,000 (net of commissions and fees of $484,000) through the sale of non-interest bearing convertible debentures. These debentures were convertible, at the option of the holder, commencing 45 days from the date of issuance into restricted common stock of the Company. The convertible debentures had an assured discount of 25% from the prices of the Company's common stock at various defined periods. In connection with this discount, the Company recorded a non-cash interest charge of $1,288,000. All of these convertible debentures were converted into an aggregate of 1,198,234 shares of the Company's common stock in 1997.

     Year ended December 31, 1996

     During 1996, the Company consummated sales of restricted common stock under various private placement agreements, including sales of convertible debt securities. Proceeds raised from these sales aggregated $11,928,000, net of offering commissions and expenses of approximately $1,664,000 and the discount of $2,810,000 pertaining to the convertible debt. A total of 1,928,600 shares were sold (including 1,663,200 shares related to the convertible debentures) at prices ranging from $2.00 to $20.00 per share. Approximately 910,400 shares were also issued in 1996 pursuant to valuation guarantees under stock transactions during the years ended December 31, 1994 and 1995 (371,100 shares) and pursuant to valuation guarantees and the settlement of the SPC transaction described in Note 3 (539,300 shares).

     Sales of the aforementioned convertible debt securities were made pursuant to Regulation S, resulting in net proceeds to the Company of approximately $9,931,000 (net of commissions and fees of $1,371,000). These debentures were convertible, at the option of the holder, commencing 45 days from the date of issuance into restricted common stock of the Company. The

     Year ended December 31, 1996 (continued)

     convertible debentures had assured discounts ranging from 20% to 32.5% from the market price on the date of conversion. In connection with this discount, the Company recorded a non-cash interest charge of $2,810,000. All of these convertible debentures were converted into an aggregate of 1,663,200 shares of the Company's common stock in 1996.

     Year ended December 31, 1995

     During 1995, the Company consummated sales of restricted common stock under various private placement agreements. Proceeds raised from these sales aggregated $8,867,000, net of offering commissions and expenses of approximately $1,500,000. A total of 1,934,000 shares (excluding 55,500 shares sold under an option) were sold at prices ranging from $2.00 to $20.00 per share. A total of 99,100 shares were also issued pursuant to valuation guarantees.

     Transactions with officers, employees and consultants

     During 1997, the Company  issued 904,234 shares of common stock  (including the 114,765 shares to HPS discussed below), 811,000 of which are restricted, to officers, employees and outside consultants. Additionally, in 1997, in lieu of cash compensation to various officers, employees and consultants, the Company's Board of Directors granted 138,000 new options and authorized a reduction of the exercise price of 391,500 outstanding options. The repriced options originally had exercise prices ranging from $5.00 to $15.00 per share and were reduced to prices ranging from $0.10 to $10.00 per share. Accordingly, the Company recorded non-cash charges of approximately $5,515,000 relating to shares and options, as adjusted for the value of 210,000 canceled options.

     During October, 1997, the Company issued 114,765 restricted shares of common stock (included in the above amounts) to HPS America, Inc. ("HPS") for settlement of product development costs of approximately $600,000 owed to HPS and its affiliates. These shares had a valuation guarantee based on the Company's stock price during the first 30 days immediately following the effective date of a registration statement (January 6, 1998). The shares were sold at a value less than the guaranteed amount and the Company settled the shortfall with a cash payment of approximately $170,000 in the first quarter of 1998.

     In November 1996, the Company issued 230,000 restricted and 277,500 unrestricted shares of the Company's common stock to various officers, employees and consultants. These shares were subject to forfeiture if the Company did not ultimately sign contracts valued in excess of $3,000,000 during 1997; this provision was met and the shares are no longer subject to forfeiture. Such shares had a fair value at the date of issuance of $1,508,000, which has been recorded as a non-cash charge in the Company's statement of operations for the year ended December 31, 1996. In addition to the shares identified above, the Company issued 768,000 shares of common stock in 1996 to officers, employees and consultants which were not subject to forfeiture. These additional shares had a fair value at the date of issuance of $3,446,000, which is included as a non-cash charge in the Company's statement of operations for the year ended December 31, 1996.

     In December 1995, the Company entered into an agreement with Perot Systems Corporation ("Perot") in connection with the marketing of the d.b.Express technology. The Company issued 50,000 options at $25.60 per share to purchase common stock in connection with the agreement and recognized an expense of $235,000 representing the fair value of such options. Pursuant to such agreement, Perot also had the ability to earn specified amounts of options and commissions based upon future sales of d.b. Express where Perot participated substantially in the sales or license process. No revenue was earned through this agreement and, accordingly, no additional options or commissions were paid. In August 1997, the Company gave notice to terminate the contract with Perot effective December 1997.

     During the fourth quarter of 1995, the Company also entered into various other marketing and consulting agreements expiring at various dates through November 1997. The Company issued 167,800 options at $15.00 per share to purchase common stock in connection with these agreements and recognized expenses aggregating $1,056,000 representing the fair value of such options. In April 1997, 100,000 of the options were rescinded and the Company issued 40,000 restricted shares of the Company's common stock to such consultants in lieu of such options.

     Stock option plans

     During October 1993, the Company adopted the Employees' 1993 Stock Option Plan (the "Employees' Plan"), the 1993 Directors, Officers and Consultants Stock Option Plan (the "DOC Plan") and the 1993 Prior Service Plan (the "Prior Services Plan"), collectively the "1993 Plans," all of which are non-qualified plans providing for the grant of stock or options to eligible participants. The Board of Directors has the authority to determine all terms and provisions under which options are granted, including the persons to whom options are granted, the number of shares and exercise price per share of common stock to be covered by each option and the time or times at which options shall be exercisable. During 1994, the Board of Directors authorized a restriction on the exercise of substantially all outstanding options and warrants. Exercises of options and warrants are subject to the requirement that, at the time of exercise, at least 25% of the Company's authorized capital stock be unissued, unreserved and available for issuance. On March 20, 1996, the Company's shareholders approved the termination of the above 1993 Plans.

     Also on March 20, 1996, the Company's shareholders approved the adoption of the 1995 Stock Incentive Plan (the "1995 Incentive Plan"). Eligible participants in the 1995 Incentive Plan are officers and employees of the Company and consultants to the Company. Pursuant to the 1995 Incentive Plan, the Board of Directors or a committee thereof may also grant restricted stock, stock appreciation rights, performance grants or such other types of awards as it may determine. The total number of common shares issuable upon the exercise of all stock options under the 1995 Incentive Plan may not exceed 1,000,000 shares, subject to adjustments upon the occurrence of certain events, as defined. The 1995 Incentive Plan provides for the granting of (i) incentive options to purchase the Company's common stock at the fair market value on the date of grant and
     (ii) non-qualified options to purchase the Company's common stock at not less than the fair market value on the date of grant.

     On March 20, 1996, the Company's shareholders also approved the Outside Director Stock Option Plan (the "Director Plan"). Directors of the Company who are not full-time employees of the Company are eligible to participate in the Director Plan. The total number of common shares issuable upon the exercise of all stock options under the Director Plan may not exceed 50,000 shares, subject to adjustments upon the occurrence of certain events, as defined. Pursuant to the Director Plan, each non-employee director will be granted options with five year terms commencing March 1, 1996, and on the first day of each March thereafter, to purchase that number of shares of common stock having a market value of $50,000. Options granted shall vest in one year.

     On February 19, 1998, the Company's Board of Directors authorized and adopted a plan for compensation, referred to as the 98 Incentive Stock Option Plan, which provides for the grant of stock options excisable at or above the market price on the date of grant. All grants, which have varying expiration dates, shall be subject to various vesting conditions including specific performance goals. No stock options have been granted pursuant to the 98 Incentive Stock Option Plan.

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss and net loss per share would be as follows (in thousands, except per share data):

                                       Year ended December 31,
                                -------------------------------------
                                   1997          1996          1995
                                ---------     ---------     ---------
           Net loss
            As reported         $  12,385     $  18,953     $  18,365
            Pro forma           $  12,704     $  19,363     $  20,202

           Net loss per share
            As reported         $    1.11     $    2.66     $    3.73
            Pro forma           $    1.14     $    2.72     $    4.11

     The fair value of options granted during 1997, 1996 and 1995, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 104% to 144% in 1997, 79% to 157% in 1996 and from 80% to 161% in 1995, (2)
     risk-free interest rates of 5.8% in 1997, 5.12% to 6.37% in 1996 and 5.37% to 7.75% in 1995, and (3) expected lives ranging from .44 to 2.15 years in 1997, 1 to 4.25 years in 1996 and 1.25 to 5.3 years in 1995.

     The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. The following is a summary of stock option activity for 1997, 1996 and 1995, relating to all of the Company's plans (shares are in thousands):

                                                                      Weighted
                                                                       average
                                                                      exercise
                                                         Shares         price
                                                         ------       --------
           Outstanding at January 1, 1995                  675        $    11.00
           Granted                                       1,496        $     7.40
           Exercised                                       (16)       $    10.60
           Forfeited                                      (110)       $    14.70
                                                         -----
           Outstanding at December 31, 1995              2,045        $     8.20

           Granted                                         454        $     9.10
           Exercised                                      (164)       $     9.40
           Forfeited                                       (54)       $    12.20
                                                         -----
           Outstanding at December 31, 1996              2,281        $     8.20

           Granted                                         529        $     2.19
           Exercised                                      (106)       $     2.48
           Forfeited                                    (1,390)       $    11.77
                                                         -----
           Outstanding at December 31, 1997              1,314        $     7.83
                                                         =====

     At December 31, 1997, a total of 1,302,000 options are exercisable at various exercise prices: 882,000 options are exercisable at prices ranging from $.10 to $5.00 per share, 290,000 options at $6.00 to $15.00 and 130,000 options at $20.00 to $46.30. The weighted-average remaining contractual life of options outstanding at December 31, 1997 is 1.30 years. A total of 1,545,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 1997

     At December 31, 1996 and 1995 there were 1,796,000 and 1,650,000 options exercisable, respectively. These options were exercisable at various prices ranging from $.10 to $46.30.

     Total compensation costs recognized for stock-option awards amounted to $1,326,000, $621,000 and $2,568,000 for the years ended December 31, 1997,
     1996 and 1995, respectively.

     During May 1995, the Company's Board of Directors authorized a reduction of the exercise price of 418,450 outstanding options to purchase common stock to $5.00 per share ($2.20 higher than the fair market value at the date of the Board action). The substantial majority of such options were previously issued at an exercise price of $12.50 per share.

     Registration statements/restricted securities

     The Company has used restricted common stock for the purchase of certain companies (Note 3) and has sold restricted common stock in private placements. At December 31, 1997, approximately 1,533,600 shares of restricted common stock were issued and outstanding.

     However, in late December 1997, the Company filed three registration statements: (i) an amended registration statement on Form S-1 (No. 33-97560, effective January 6, 1998) which amended a registration statement that was originally effective on August 9, 1996, (ii) a registration statement on Form S-8 (No. 333-42795, effective upon filing, December 19,
     1997), and (iii) a registration statement on Form S-1 (No. 333-42919, effective January 6, 1998). The primary purpose of these registration statements was to register outstanding restricted common stock and shares issuable upon exercise of outstanding options.

     Additionally, on January 22, 1998, the Company filed another registration statement on Form S-1 (No. 333-44683, effective February 6, 1998). The primary purpose of this registration statement was to register shares issued in January 1998 pursuant to a private placement (Note 13).

     Accordingly, substantially all of the Company's outstanding common stock (including shares issuable upon exercise of outstanding options) have been either registered or are qualified for sale in the market pursuant to Rule 144 of the Securities Act of 1933 as amended.

9    Income taxes

     The tax effects of temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:

                                                             December 31,
                                                   -----------------------------
                                                        1997             1996
                                                   ----------        -----------
                                                           (in thousands)

        Deferred tax assets
          Net operating loss carryforwards          $   24,903        $   19,393
          Tax credit carryforward                          430               420
          Compensation                                   3,804             3,491
          Fixed and intangible assets                      467               674
          Capitalized software development costs           677               453
          Other                                            707               838
                                                    ----------        ----------
                                                        30,988            25,269
          Valuation allowance                          (30,988)          (25,269)
                                                    ----------        ----------
                                                    $     -           $     -
                                                    ==========        ==========

     A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The full valuation allowances at December 31, 1997 and 1996 reflect uncertainties with respect to future realization of net operating loss carryforwards.

     At December 31, 1997, the Company has net operating loss carryforwards approximating $59,000,000 available to reduce future taxable income. These losses, which expire through 2012, are subject to limitations as a result of IRC Section 382 rules governing changes in control. The Company has not quantified the amount of such limitations.

10   Unusual charges

     Included in unusual charges for the year ended December 31, 1997, are charges aggregating $686,000, of which $850,000 relates to the settlement of certain litigation ($500,000 will be settled with the issuance of 119,850 shares of common stock in the first quarter of 1998, see Note 12), net of $164,000 which relates to the return of 30,215 shares of the Company's common stock related to the SPC settlement (Note 3).

     Included  in unusual  charges for the year ended  December  31,  1996,  are charges aggregating $2,590,000 including the following: $2,075,000, of which $2,000,000 (representing 261,400 shares of the Company's common stock) is non-cash, for costs associated with the settlement of certain litigation (Note 12), and $515,000 of which $415,000 (representing 75,000 shares of the Company's common stock) is non-cash relating to the final settlement of SPC (Note 3).

     Included in unusual charges for the year ended December 31, 1995, are charges aggregating $1,102,000 including the following: Penalty Amounts to SPC of $638,000 (Note 3) and settlement of certain litigation of approximately $464,000 (Note 12).

11   Related party and other transactions

     Two executive officers of the Company have received advances from time to time, with such advances being payable upon demand and bearing no interest. Effective January 1, 1997, these advances are interest bearing at the rate of 7% per annum.

     During the fourth quarter of 1996, the Company advanced approximately $126,000 to another officer. This advance was settled with the Company prior to the year ended December 31, 1996, through the transfer of marketable securities to the Company with a market value of $126,000.

     During the years ended December 31, 1997, 1996 and 1995, the Company paid an outside Director fees for legal and consulting fees aggregating $165,000, $127,000 and $64,000, respectively.

     The Company paid an outside Director consulting fees of $52,000, $52,000 and $30,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

12   Commitments and contingencies

     Commission/royalty commitments

     In June 1996, the Company entered into various agreements with a consultant (including its affiliates) in connection with the marketing of the Company's d.b.Express product which provides for the following compensation:

          . The consultant had the ability to earn 25,000 options for every $1,250,000 in net d.b.Express revenue, up to a maximum of 100,000 options. In June 1997, these options were rescinded and the Company issued 25,000 shares of the Company's common stock (of which 12,500 shares were restricted).

          . 42,500 options to purchase the Company's common stock at an exercise price of $6.50 per share. In June 1997, the Company reduced the exercise price of these options to $2.50.

          . The consultant was loaned $250,000 payable in five annual installments of $50,000, plus interest at 6% per annum. In January 1997, the consultant repaid the entire loan balance including interest through that date.

          . The consultant receives minimum annual compensation pursuant to several agreements aggregating $227,000 per annum. The agreements expire at various times through May 2001.

          . A bonus of $200,000 payable should the Company achieve $5,000,000 of net d.b.Express revenue.

     Leases

     The   Company   leases   certain   computer   equipment   under   long-term
     non-cancelable leases which are classified as capital leases and are included as part of property and equipment. Operating leases are primarily for office space, equipment and automobiles.

     At December 31, 1997, the future minimum lease payments under operating and capital leases are summarized as follows:

                                                     Operating          Capital
                                                       leases            leases
                                                     ---------         ---------
                                                           (in thousands)
        Year ending December 31,
          1998                                        $    915         $      86
          1999                                             769                22
          2000                                             584                 5
          2001                                             347               -
          2002                                             101               -
                                                      --------         ---------
                                                         2,716               113
        Amounts representing interest                      -                  (6)
                                                      --------         ---------
          Net                                         $  2,716         $     107
                                                      ========         =========

     Rent expense approximated $1,198,000, $850,000 and $807,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

     Defined contribution plan

     The Company provides pension benefits to eligible employees through a 401(k) plan. Employer matching contributions to this 401(k) plan approximated $66,000, $36,000 and $26,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Self insurance

     For the twelve months ended January 31, 1998, the Company provided health insurance benefits to its employees pursuant to a self-insurance plan. Claims under the self-insurance program, which were administered by a third party administrator, were limited to a maximum of $50,000 per person with an aggregate maximum annual cost to the Company of approximately $600,000. The Company has accrued and paid at the maximum level, however, there is a dispute with the insurance broker regarding the responsibility for claims incurred but not reported at termination of the policy. No provision for any additional liability, which may result, has been recorded in the accompanying consolidated financial statements. Commencing February 1, 1998, the Company is offering health insurance to its employees under traditional insurance programs.

     Software Distribution Agreement

     In July 1997, the Company acquired from Cognizant Technology Solutions Corporation ("CTS") the rights to two technologies (the "Technology") that complement the Company's existing Year 2000 product solutions. Pursuant to the software distribution agreement, in exchange for the Technology rights, the Company is required to pay CTS a royalty on sales of the Technology at defined rates subject to minimum annual royalties as follows: $100,000 in 1997, $900,000 in 1998, $1,400,000 in 1999 and $400,000 in 2000.

     Legal matters

     During May 1994, the Company and certain officers received notification that they had been named as defendants in a class action alleging violations of certain securities laws with respect to disclosures made regarding the Company's acquisition of Softworks during 1993. On September 12, 1996, the settlement of this class action claim was approved by the United States District Court, Eastern District of New York. The Company recorded a charge to earnings in the first quarter of 1996 of $2,075,000 to reflect this settlement consisting of $75,000 plus 261,400 shares of the Company's common stock.

     In September 1994, the Company received notice of an action alleging breach of contract regarding an acquisition transaction initiated during 1993. In July 1995, a settlement agreement was reached whereby the Company was required to pay $75,000 and agreed to an amendment of the original contract to acquire the license for additional software. Pursuant to such amendment, the Company issued a non-interest bearing promissory note in the amount of $389,000 payable in 36 monthly installments, with the final payment scheduled for August 1, 1998, which amount was recorded as an unusual charge in the 1995 consolidated statement of operations.

     In July 1995, the Company received notice of an action alleging the Company had not used its best efforts to register warrants to purchase 50,000 shares of the Company's common stock within 30 days from written notice to the Company, pursuant to a financial consulting agreement. The Company has maintained that it has always used its best efforts to cause the registration of those warrants to occur. However, to avoid the expense and resolve the uncertainties of litigation, the matter was settled by including 38,500 warrants in the Company's then pending registration statement, with the balance of 11,500 warrants being canceled. The registration statement became effective on August 9, 1996. Although the Company believes this matter has been resolved, releases have not yet been exchanged, nor has a stipulation of dismissal been filed. The Company is unable to predict the ultimate outcome of this suit and, accordingly, no adjustment has been made in the consolidated financial statements for any potential losses.

     In July 1995, the Company and certain officers received notification that they have been named as defendants in a class action claim in regard to announcements and statements regarding the Company's business and products. Although the Company continues to deny any wrongdoing, in an effort to avoid further expense and resolve the uncertainty of litigation, in July 1997 the Company tentatively agreed to a Stipulation and Agreement of Settlement ("Stipulation Agreement") of this class action. In February, 1998, the Court entered a final order approving the terms of the Stipulation Agreement. The Company agreed to deliver $500,000 of its common stock, and in April 1998, the Company will deliver 119,850 shares. Further, the Company and its insurance carrier will each pay $350,000, totaling $700,000. Based upon the Stipulation Agreement, the Company recorded an $850,000 Unusual Charge to earnings in the quarter ended June 30, 1997.

     On June 11, 1996, the Company received notice of entry of a default judgement against it for $1,500,000 and specific performance to effect the registration of common stock held by Merit Technology, Inc. in a matter which the Company had not been served or received notice (In Re: Merit Technology, Inc., Debtor, U.S. Bankruptcy Court, Eastern District of
     Texas). On August 13,1996, the default judgement was set aside by the Court. During December 1996, this matter was settled with the Company issuing 10,000 shares of its common stock.

     During March 1997, the Company received a Complaint filed in the U.S. District Court for the Western District of Texas, by Dell Computer Corporation. The Second Amended Complaint alleged that the Company failed to deliver product as contracted for and further alleged damages in excess of $850,000. In February, 1998, a cash settlement of $130,000 was agreed to and paid by the Company's insurance carrier.

     In March 1995, an action was originally commenced against the Company and a number of defendants. In early 1997, after a change in counsel, the plaintiff amended the complaint for a second time, now naming as defendants only the Company and three of its officers. The second amended complaint alleges that certain third parties, unrelated to the Company, transferred certificates representing 1,000,000 shares of the Company's common stock to the plaintiff. The complaint further alleges that such shares were endorsed in blank by the third parties and became bearer securities which were negotiated to the plaintiff by physical delivery. The certificates had not been legally acquired from the Company and the certificates were reported to the Securities and Exchange Commission by the Company as stolen certificates. Plaintiff has requested validation of the transfer of the certificates and is seeking damages of an unspecified amount, consisting of alleged diminution in market value of the subject shares from 1994 through the date of any judgment in the plaintiff's favor. Discovery was substantially completed in January 1998 and, unless a summary judgment is granted to one side or the other, this case is expected to go to trial later in 1998. The Company and its counsel believe that the Company's position regarding the claim has substantial factual and legal support and are vigorously defending the matter. However, the Company is unable to predict the ultimate outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements for any potential losses or potential issuance of common stock.

     In 1995, Fletcher Capital Corp. filed a claim against the Company, its president and several unrelated parties, regarding a claim for an unspecified amount of commissions in the form of options from the Company and cash from the other parties. This matter was settled in February 1997 with the issuance of 36,000 options exercisable at $3.50 per share, $126,000 paid with 25,200 shares of common stock (issued January 1998) and cash payments totaling $31,000.

13   Subsequent event

     Common stock

     In January, 1998, the Company consummated the sale of restricted stock under a private placement to accredited United States investors under Regulation D. Proceeds from this sale totalled $1,978,000, net of commissions and fees of approximately $162,000. A total of 496,232 shares were sold at a price of $4.3125 per share. The closing bid price of the Company's common stock, as stated on the NASDAQ Small Cap Market did not exceed an average of $5.28 for any five consecutive trading days during the thirty days immediately following the effective date of the Registration Statement (effective February 6, 1998, see Note 8). Accordingly, under the terms of this transaction, the Company is required to issue approximately 280,000 additional shares.