Form 10-Q
period 1998-03-31
COMPUTER CONCEPTS CORP /DE
filed 1998-05-01
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
                                   (Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998
                                       OR

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
                         Yes   X           No
                              ---              ---
The number of shares of $.0001 par value stock outstanding as of April 30, 1998 was: 14,614,772

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX




PART I -  FINANCIAL INFORMATION                                             Page

Condensed Consolidated Balance Sheets
as of March 31, 1998 and December 31, 1997                                    3

Condensed Consolidated Statements of Operations
and Comprehensive Income For the Three Months
Ended March 31, 1998 and 1997                                                 4

Condensed Consolidated Statements of Cash Flows
For the Three Months ended March 31, 1998 and 1997                            5

Notes to Condensed Consolidated Financial Statements                      6 - 11

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      12 - 15




PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 2. Changes in Securities                                                 16

Item 3. Defaults Upon Senior Securities                                       16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      16

Signatures                                                                    17

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of March 31, 1998 and December 31, 1997
                        (in thousands, except share data)

                                                                      March 31,     December 31,
                                ASSETS                                   1998          1997
                                                                         ----          ----
                                                                      (Unaudited)
                                                                       ---------
CURRENT ASSETS: Cash and cash equivalents                                $ 1,803     $   778
 Accounts receivable, net of allowance for doubtful accounts
  of $235 and $252 in 1998 and 1997,  respectively                        15,453      17,866
 Advances to  officers                                                     1,196       1,070
 Prepaid expenses and other current assets                                 1,493       1,987
                                                                         -------     -------
                                                                          19,945      21,701

INSTALLMENT ACCOUNTS RECEIVABLE, due after one year                        7,173       6,480

PROPERTY AND EQUIPMENT, net                                                2,106       2,069

SOFTWARE COSTS, net                                                        1,891       1,676

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net of
 accumulated amortization  of $2,684  and $2,477 in 1998 and 1997,
 respectively                                                              4,666       4,611

OTHER ASSETS                                                                 650         707
                                                                        --------    --------
                                                                        $ 36,431    $ 37,244
                                                                        ========    ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                   $ 5,434     $ 7,225
 Current portion of long- term debt                                          336         391
 Deferred revenue                                                         13,208      11,773
                                                                         -------     -------
                                                                          18,978      19,389
DEFERRED REVENUE, earned after one year                                    8,396       7,947

LONG-TERM DEBT, net of current portion                                       190         241
                                                                          ------      ------

     Total liabilities                                                    27,564      27,577
                                                                          ------      ------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $.0001 par value; 150,000,000 authorized;
  13,600,077 shares in 1998 and 12,744,751 shares in 1997
  issued and outstanding                                                       1           1
 Additional paid-in capital                                               94,387      91,641
 Accumulated deficit                                                     (85,295)    (81,741)
 Foreign currency translation                                                (46)        (54)
 Unrealized loss on marketable securities                                   (180)       (180)
                                                                        --------    --------
     Total shareholders' equity                                            8,867       9,667
                                                                        --------    --------
                                                                        $ 36,431    $ 37,244
                                                                        ========    ========

            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      For the Three Months Ended March 31,
                      (in thousands, except per share data)



                                                                     1998          1997
                                                                     ----          ----
REVENUES:
 Software licenses and support                                     $ 6,339      $ 5,014
 Professional services                                               1,285          837
                                                                   -------      -------
                                                                     7,624        5,851

COSTS AND EXPENSES:
 Cost of revenues - software licenses and support                    2,457        1,612
 Cost of revenues - professional services                            1,189          771
 Research and development                                              754          584
 Sales and marketing                                                 4,166        3,004
 General and administrative                                          1,978        1,765
 Amortization and depreciation                                         634          551
                                                                    ------      -------
                                                                    11,178        8,287
                                                                    ------      -------

NET LOSS                                                           $(3,554)     $(2,436)
                                                                   =======      =======

OTHER COMPREHENSIVE INCOME:
 Foreign currency translation adjustments                                8          -
                                                                   -------      -------
COMPREHENSIVE INCOME                                               $(3,546)     $(2,436)
                                                                   =======      =======
BASIC AND DILUTED NET LOSS PER SHARE                               $ (0.27)     $ (0.24)
                                                                   =======      =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          13,111       10,168
                                                                   =======      =======

            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      For the Three Months Ended March 31,
                                 (in thousands)

                                                                           1998     1997
                                                                           ----     ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
    Net loss                                                             $ (3,554) $ (2,436)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization:
     Software costs                                                          174        149
     Property and equipment                                                  255        213
     Excess of cost over  fair value of net assets acquired                  207        178
     Other                                                                     4          2
Provision for doubtful accounts                                               60        -
Common stock and options issued for services                                  89         40

Changes in operating assets and liabilities
  Accounts receivable                                                      2,353         36
  Installment accounts receivable, due after one year                       (693)      (529)
  Inventories                                                                -           (4)
  Prepaid expenses and other current assets                                  494        148
  Other assets                                                                53         93
  Accounts payable and accrued expenses                                   (1,291)      (322)
  Deferred revenue                                                         1,884        584
                                                                          ------     ------
                 Net cash provided (used) by operating activities             35     (1,848)
                                                                          ------     ------
Cash flows from investing activities
  Capital  expenditures                                                     (292)      (464)
  Additional consideration for Softworks acquisition                        (262)      (161)
  Software development and technology purchases                             (389)       (96)
  Advances to officers, net                                                 (126)       (91)
                                                                          ------     ------
                 Net cash used in investing activities                    (1,068)      (812)
                                                                          ------     ------
Cashflows from financing  activities
  Net proceeds from sales of common stock and options                      2,157         18
  Repayments of long-term debt                                              (106)       (38)
                                                                          ------     ------
                 Net cash provided (used) by financing activities          2,051        (20)
                                                                          ------     ------
Effect of exchange rate changes on cash and cash equivalents                   8        -
                                                                          ------     ------
Net increase (decrease) in cash and cash equivalents                       1,025     (2,680)

Cash and cash equivalents, beginning of period                               778      5,675
                                                                          ------     ------
Cash and cash equivalents, end of period                                 $ 1,803    $ 2,995
                                                                         =======    =======

        See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997

           1.  INTERIM FINANCIAL INFORMATION

The condensed consolidated balance sheet as of March 31, 1998, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1998, and 1997, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1997, consolidated financial statements, except as described in Notes 6 and 7.

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

The Company has incurred consolidated net losses of $3,554,000, for the three months ended March 31, 1998, and cumulative net losses of $85,295,000 through March 31, 1998. Further, the Company has incurred consolidated net losses of $12,385,000, $18,953,000 and $18,365,000 during the years ended December 31,
1997, 1996 and 1995, respectively. For the three month period ended March 31, 1998, net cash provided from operating activities was $35,000, reflecting the above net loss being offset by various non-cash items aggregating $1,289,000 and a net change (cash provided by) operating assets and liabilities of $2,300,000. The Company's cash requirements were primarily financed through sales of common stock and exercises of stock options, along with cash generated from operations.

The Company does not currently maintain a credit facility with any financial institution, although the Company is actively seeking to obtain an asset based working capital line of credit. The Company has continued to incur significant expenditures with respect to the development and marketing of its d.b.Express technology without generating any significant revenue. As a result of continued operating losses, the use of significant cash in operations and the lack of sufficient funds to execute its business plan, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997

   2.  BASIS OF PRESENTATION   (continued)

Management's plans to remain a going concern require additional financing until such time as the Company achieves positive cash flows from operations through the continued growth of its wholly-owned subsidiary, Softworks, Inc. ("Softworks") and the successful exploitation of the Company's d.b.Express technology. The Company's current source of operating revenue continues to be primarily derived from Softworks. The Company has incurred significant losses (both cash and non-cash expenses) as a result of the development and marketing of the d.b.Express technology. Nevertheless, management believes that its proprietary d.b.Express technology has significant potential in several areas and solves certain significant business issues in the telecommunications and Internet related markets. In order to realize the potential of this technology, the Company is vigorously continuing its efforts to enter into sales or license agreements of its d.b.Express technology. Management believes that the successful exploitation of its d.b.Express technology, as well as the continued growth of Softworks, will eventually enable the Company to achieve positive cash flows from operations and reduce its dependency on cash flows from financing activities. In January, 1998, the Company consumated the sale of approximately $1,978,000 (net of expenses of approximately $162,000) of restricted common stock. Until sufficient cash flows are generated from operations, additional financing is anticipated to be in the form of an asset based working capital line of credit, additional equity or other debt instruments. There can be no assurances that the Company will be able to obtain sufficient financing or will be successful in achieving positive cash flows from operations in order to execute its business plan.

   3.   SHAREHOLDERS' EQUITY

a.  Common Stock Split
    ------------------
On March 18, 1998, the Board of Directors declared a reverse split at a ratio of 1 for 10 shares with a record date of March 27, 1998 and an effective date of March 30,1998. Par value and authorized shares will remain unchanged at $0.0001 and 150,000,000 shares respectively. All references to numbers of shares and per share data have been restated for 1997 so as to reflect the reverse stock split.

b.  Sale of Common Stock
    --------------------

In January, 1998, the Company consummated the sale of restricted stock under a private placement to accredited United States investors under Regulation
D.  Proceeds  from  this   sale  totaled   $1,978,000,   net   of    commissions

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               For the Three Months Ended March 31, 1998 and 1997

   3.   SHAREHOLDERS' EQUITY (continued)

and fees of approximately $162,000. A total of 496,232 shares were sold at a price of $4.3125 per share. The closing bid price of the Company's common stock, as stated on the NASDAQ Small Cap Market did not exceed an average of $5.28 for any five consecutive trading days during the thirty days immediately following the effective date of the Registration Statement (effective February 6, 1998, see Note 4). Accordingly, under the terms of this transaction, the Company issued approximately 280,000 additional shares in April, 1998.

Additionally, 167,500 options were exercised at prices ranging from $0.10 to $2.50. Proceeds raised from these sales aggregated approximately $179,000.

c.  Transactions with consultants
    -----------------------------
During October, 1997, the Company issued 114,765 restricted shares of common stock to HPS America, Inc. ("HPS") for settlement of product development costs of approximately $600,000 owed to HPS and its affiliates. These shares had a valuation guarantee based on the Company's stock price during the first 30 days immediately following the effective date of a registration statement (January 6, 1998). The shares were sold at a value less than the guaranteed amount and the Company settled the shortfall with a cash payment of approximately $170,000 in the first quarter of 1998.


   4.  COMMITMENTS AND CONTINGENCIES

a. Contingent Consideration
   ------------------------
In connection with the 1993 acquisition of Softworks, the Company is required to make additional payments to two of Softworks' former shareholders, based upon certain product revenues for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through March 31, 1998, the Company has incurred an aggregate liability of $1,864,000 (of which $1,594,000 has been paid) to the non-employee former shareholders, which has been treated as additional consideration in connection with the acquisition, and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition.

b. Registration Statements/Restricted Securities
   ---------------------------------------------
During December 1997, the Company filed three registration statements: (i) an amended registration statement on Form S-1 (No. 33-97560, effective January 6,
1998) which amended a registration statement that was originally effective on August 9, 1996, (ii) a registration statement on Form S-8 (No. 333-42795, effective upon filing, December 19, 1997), and (iii) a registration statement on Form S-1 (No. 333-42919, effective January 6, 1998). The primary purpose of these registration statements was to register outstanding restricted common stock and shares issuable upon exercise of outstanding options.

Additionally, on January 22, 1998, the Company filed another registration statement on Form S-1 (No. 333-44683, effective February 6, 1998). The primary purpose of this registration statement was to register shares issued in January 1998 pursuant to a private placement (Note 3).

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997

   4.  COMMITMENTS AND CONTINGENCIES (continued)

c. Legal Matters
   -------------
In July 1995, the Company and certain officers received notification that they have been named as defendants in a class action claim in regard to announcements and statements regarding the Company's business and products. Although the Company continues to deny any wrongdoing, in an effort to avoid further expense and resolve the uncertainty of litigation, in July 1997 the Company tentatively agreed to a Stipulation and Agreement of Settlement ("Stipulation Agreement") of this class action. In February, 1998, the Court entered a final order approving the terms of the Stipulation Agreement. The Company agreed to deliver $500,000 of its common stock, and in April 1998, the Company delivered 119,850 shares. Further, the Company and its insurance carrier each paid $350,000, totaling $700,000. Based upon the Stipulation Agreement, the Company recorded an $850,000 Unusual Charge to earnings in the quarter ended June 30, 1997.

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

   5.  RECLASSIFICATIONS

Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior year in order to have it conform to the current year's classifications.

   6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Position 97-2, Software Revenue Recognition, which was issued to provide further guidance on applying generally accepted accounting principles to software transactions, became effective for transactions entered into beginning in 1998. The SOP did not require any changes to the Company's method for the accounting of software transactions and therefore had no impact on the Company's financial statements for the period ended March 31, 1998.

   7.  REPORTING OF COMPREHENSIVE INCOME

In January, 1998, the Company began accounting for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income. Accordingly, the Company displayed other items of comprehensive income in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 1998 and 1997

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

The Company currently consists of three operating units or product lines: d.b.Express , Softworks, and the newly formed "professional services" unit. d.b.Express provides businesses with a simple, fast, low-cost method of finding, organizing, analyzing and using information contained in databases through a visually-based proprietary software tool. Softworks, provides systems management software products that optimize mainframe system performance, reduce hardware expenditures, and enhance the reliability and availability of the data processing environment. During 1997, the Company commenced operations of the "professional services" unit. To spearhead the unit, the Company employs an individual, formerly with I.B.M., having expertise in this field and intends to capitalize on his experience and competency in order to create a unique, single management infrastructure to support an extensive selection of services and vendors. The Company's new business line will offer solutions, support, and strategies to solve various business crises in such areas as: network determinations, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management. Additionally, this unit will oversee new installations as well as offering on-site component repair. The method of revenue recognition will be dependent upon the type and manner of service provided.

Results of Operations

Three Months Ended March 31, 1998 Compared with March 31, 1997

Total revenue for the quarter ended March 31, 1998, $7,624,000, reflects an increase of $1,773,00 as compared to $5,851,000 for the same period last year. Significant factors contributing to the growth include, among others, increases of $1,621,000 and $448,000 at Softworks and professional services, respectively. The sale of the net assets of Maplinx in 1997 creates a loss of revue of $333,000 for the quarter. While there can be no assurances, the Company believes that this revenue growth should continue due in part to its planned enhanced product line, expansion into additional markets, and an increased sales force.

The cost of revenue and technical support increased $1,263,000 to $3,646,000 for the period ended March 31, 1998, from the prior quarter amount of $2,383,000. Contributing factors for this increase are additional costs associated with professional services of $418,000, as well as additional costs at Softworks of $791,000. As a percentage of software licenses and support, cost of revenues increased 6.6 percentage points, from 32.1% to 38.7%. Increased staffing costs necessary to meet the future needs of the Company was the contributing factor for this increase. The increase in dollars in cost of revenue - professional services is consistent with the increase in its revenue.

Research and development costs for the three month period ended March 31, 1998, increased approximately $170,000 over the same period last year primarily as a result of the Company's expanded efforts made toward the development of additional applications for, as well as enhancements and upgrades to the d.b.Express technology.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 1998 and 1997

Results of Operations

Three Months Ended March 31, 1998 Compared with March 31, 1997   (Continued)

Sales and marketing expenses increased by $1,162,000 to $4,166,000 from the first quarter of the prior year amount of $3,004,000. The increase was primarily due to costs at Softworks rising $1,159,000, over the three month period in the prior year. The additional expenditures incurred were due to costs attributable to the marketing of the Year 2000 suite of products, the SavanTechnology line and additional location and employee costs for new offices both in the U.S. as well as overseas. Additionally, costs associated with d.b.Express increased from the prior year by $328,000. The above referenced increases were offset by a decrease of $324,000 associated with the sale of Maplinx.

General and administrative costs increased $213,000 to $1,978,000 for the three months ended March 31, 1998, when compared to the three months ended March 31, 1997. The major factor contributing to the increase were additional costs at Softworks of $218,000 which was the result of increased staffing and employee related costs.


Financial Condition and Liquidity

The Company has incurred consolidated net losses of $3,554,000, for the three months ended March 31, 1998, and cumulative net losses of $85,295,000 through March 31, 1998. Further, the Company has incurred consolidated net losses of $12,385,000, $18,953,000 and $18,365,000 during the years ended December 31,
1997, 1996 and 1995, respectively. For the three month period ended March 31, 1998, net cash provided from operating activities was $35,000, reflecting the above net loss being offset by various non-cash items aggregating $1,289,000 and a net change (cash provided by) operating assets and liabilities of $2,300,000. The Company's cash requirements were primarily financed through sales of common stock and exercises of stock options, along with cash generated from operations.

The Company does not currently maintain a credit facility with any financial institution, although the Company is actively seeking to obtain an asset based working capital line of credit. The Company has continued to incur significant expenditures with respect to the development and marketing of its d.b.Express technology without generating any significant revenue. As a result of continued operating losses, the use of significant cash in operations and the lack of sufficient funds to execute its business plan, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 1998 and 1997

Financial Condition and Liquidity (continued)

Management's plans to remain a going concern require additional financing until such time as the Company achieves positive cash flows from operations through the continued growth of its wholly-owned subsidiary, Softworks, Inc. ("Softworks") and the successful exploitation of the Company's d.b.Express technology. The Company's current source of operating revenue continues to be primarily derived from Softworks. The Company has incurred significant losses (both cash and non-cash expenses) as a result of the development and marketing of the d.b.Express technology. Nevertheless, management believes that its proprietary d.b.Express technology has significant potential in several areas and solves certain significant business issues in the telecommunications and Internet related markets. In order to realize the potential of this technology, the Company is vigorously continuing its efforts to enter into sales or license agreements of its d.b.Express technology. Management believes that the successful exploitation of its d.b.Express technology, as well as the continued growth of Softworks, will eventually enable the Company to achieve positive cash flows from operations and reduce its dependency on cash flows from financing activities. In January, 1998, the Company consumated the sale of approximately $1,978,000 (net of expenses of approximately $162,000) of restricted common stock. Until sufficient cash flows are generated from operations, additional financing is anticipated to be in the form of an asset based working capital line of credit, additional equity or other debt instruments. There can be no assurances that the Company will be able to obtain sufficient financing or will be successful in achieving positive cash flows from operations in order to execute its business plan.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Three Months Ended March 31, 1998 and 1997

Financial Condition and Liquidity (continued)

Softworks sells perpetual and fixed term licenses for its mainframe products, for which extended payment terms of three to five years may be offered. In the case of extended payment term agreements, the customer is contractually bound to equal annual fixed payments. The first year of post contract customer support,
(PCS) is bundled with standard license agreements. In the case of extended payment term agreements, PCS is bundled for the length of the payment term. Thereafter, in both instances, the customer may purchase PCS annually. At March 31, 1998, the amount of such future receivables extending beyond one year was approximately $7,173,000, and is included in installment accounts receivable, due after one year and deferred revenues.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

               For the Three Months Ended March 31, 1998 and 1997


Item 1.  Legal Proceedings

See Note 4 to the condensed consolidated financial statements.

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

               For the Three Months Ended March 31, 1998 and 1997



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER CONCEPTS CORP.

/s/Daniel DelGiorno
--------------------
Daniel DelGiorno Sr.        Chief Executive Officer,      May 1, 1998
                            Director

/s/George Aronson
--------------------
George Aronson              Chief Financial Officer       May 1, 1998