Form 10-Q
period 1998-06-30
COMPUTER CONCEPTS CORP /DE
filed 1998-08-19
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998
                                       OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _______________

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

                     Yes  [X]           No ___

     The number of shares of $.0001 par value stock outstanding as of August 14, 1998 was: 17,201,960.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX




              PART I - FINANCIAL INFORMATION                           Page

              Condensed Consolidated Balance Sheets
              as of June 30, 1998 and December 31, 1997                  3

              Condensed Consolidated Statements of Operations
              and Comprehensive Income For the Three and
              Six Months Ended June 30, 1998 and 1997                    4

              Condensed Consolidated Statements of Cash Flows
              For the Six Months ended June 30, 1998 and 1997            5

              Notes to Condensed Consolidated Financial Statements       6 - 13

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       14 - 18




              PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                 19

              Item 2. Changes in Securities                             19

              Item 3. Defaults Upon Senior Securities                   19

              Item 4. Submission of Matters to a Vote of
                      Security Holders                                  19

              Item 5. Other Information                                 19

              Item 6. Exhibits and Reports on Form 8-K                  19

              Signatures                                                20

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of June 30, 1998 and December 31, 1997
                        (in thousands, except share data)


                                               June 30,       December 31,
                              ASSETS            1998              1997
                                                ----              ----
                                              (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                    $  2,390         $    778
  Accounts receivable, net of allowance
    for doubtful accounts of $340 and
    $252 in 1998 and 1997,  respectively          8,810           11,718
  Installment receivables                         7,918            6,148
  Advances to  officers                             862            1,070
  Prepaid expenses and other current assets       6,241            1,987
                                               --------         --------
                                                 26,221           21,701

INSTALLMENT RECEIVABLES, due after one year       7,948            6,480
PROPERTY AND EQUIPMENT, net                       2,380            2,069
SOFTWARE COSTS, net                               6,760            3,730
EXCESS OF COST OVER FAIR VALUE OF
  NET ASSETS ACQUIRED, net of accumulated
  amortization  of $2,902  and $2,477 in
  1998 and 1997, respectively                     9,943            4,611
OTHER ASSETS                                      1,010              707
                                               --------         --------
                                               $ 54,262         $ 39,298
                                               ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses       $   6,525         $  7,225
  Convertible debenture                           2,000             -
  Short term bank loan                              500             -
  Current portion of long- term debt                671            1,291
  Deferred installment revenue                    6,923            5,506
  Deferred maintenance revenue                    5,598            6,267
                                               --------         --------
                                                 22,217           20,289

DEFERRED INSTALLMENT REVENUE, earned
  after one year                                  7,918            7,122
DEFERRED MAINTENANCE REVENUE, earned
  after one year                                  1,547              825
LONG-TERM DEBT, net of current portion            1,584            1,395
                                               --------         --------
  Total liabilities                              33,266           29,631
                                               --------         --------
MINORITY INTEREST                                   408             -
                                               --------         --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.0001 par value;
  150,000,000 authorized; 17,056,159
  shares in 1998 and 12,744,751 shares
  in 1997 issued and outstanding                      2                1
Additional paid-in capital                      104,726           91,641
Accumulated deficit                             (83,899)         (81,741)
Foreign currency translation                        (61)             (54)
Unrealized loss on marketable securities           (180)            (180)
                                               --------         --------
Total shareholders' equity                       20,588            9,667
                                               --------         --------
                                               $ 54,262         $ 39,298
                                               ========         ========
            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                   For the Three and Six Months Ended June 30,
                      (in thousands, except per share data)

                                                Three Months Ended   Six Months Ended
                                                     June 30,            June 30,
                                                  1998       1997     1998        1997
                                                  ----       ----     ----        ----
REVENUE:
  Software licenses                            $  6,275   $  4,389  $ 10,372   $  7,033
  Maintenance                                     2,625      2,458     5,176      4,829
  Professional services                           2,586        575     3,562      1,412
                                               --------   --------  --------   --------
                                                 11,486      7,422    19,110     13,274

COSTS AND EXPENSES:
  Cost of revenue - software licenses               205        129       698        161
  Cost of revenue - maintenance                   2,235      2,218     4,266      3,486
  Cost of revenue - professional services         2,023        521     3,212      1,604
  Research and development                          785      1,067     1,539      1,651
  Sales and marketing                             7,527      4,073    11,693      7,077
  General and administrative                      2,736      2,941     4,689      4,706
  Amortization and depreciation                     672        527     1,239      1,078
  Unusual charges                                   -          850        -         850
                                               --------   --------  --------   --------
                                                 16,183     12,326    27,336     20,613
                                               --------   --------  --------   --------
LOSS FROM OPERATIONS                             (4,697)    (4,904)   (8,226)    (7,339)

OTHER INCOME/(EXPENSE):
  Gain on partial disposition of subsidiary       6,627         -      6,627        -
  Interest expense                                 (536)        -       (559)       -
  Interest charge pertaining to the discount on
       convertible debentures                        -        (880)        -       (880)
                                               --------   --------  --------   --------
NET INCOME (LOSS)                                 1,394     (5,784)  ( 2,158)    (8,219)
                                               --------   --------  --------   --------
OTHER COMPREHENSIVE INCOME:
   Foreign currency translation adjustments         (15)         -        (7)        -

COMPREHENSIVE INCOME (LOSS)                    $  1,379   $ (5,784) $ (2,165)  $ (8,219)
                                               ========   ========  ========   ========
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE  $   0.09   $  (0.57) $  (0.15)  $  (0.81)
                                               ========   ========  ========   ========
BASIC WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                   14,990     10,140    14,066     10,151
                                               ========   ========  ========   ========

DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                   15,948     10,140    14,066     10,151
                                               ========   ========  ========   ========

            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        For the Six Months Ended June 30,
                                 (in thousands)

                                                       1998           1997
                                                       ----           ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
  Net loss                                             $ (2,158)     $ (8,219)

Adjustments to reconcile net loss to
 net cash used in operating activities
  Depreciation and amortization:
    Software costs                                         416            298
    Property and equipment                                 557            421
    Excess of cost over fair value of net assets
      acquired                                             425            362
    Other                                                    2             3
    Gain on partial disposition of subsidiary           (6,627)            -
    Provision for doubtful accounts                        239           162
    Common stock and options issued for services         2,704         1,796
    Softworks common stock exchanged for services          525           -
    Non-cash unusual charges                                -            500
    Non-cash interest charge for discount on
     convertible debt                                       -            880

    Changes in operating assets and liabilities
     Accounts receivable                                  899         (2,597)
     Installment accounts receivable, due after
       one year                                        (1,468)        (1,227)
     Inventories                                            -             10
     Prepaid expenses and other current assets           (104)          (326)
     Other assets                                        (305)            81
     Accounts payable and accrued expenses               (645)         1,149
     Deferred revenue                                   2,266          2,502
                                                       ------         ------
        Net cash used in operating activities          (3,274)        (4,205)
                                                       ------         ------
Cash flows from investing activities
     Capital expenditures                                (868)          (823)
     Additional consideration for Softworks
       acquisition                                       (452)          (311)
     Software development and technology purchases       (746)          (420)
     Advances to officers, net                            208           (155)
                                                       ------         ------
        Net cash used in investing activities          (1,858)        (1,709)
                                                       ------         ------

Cash flows from financing activities
     Net proceeds from sales of common stock
        and options                                     4,682          4,005
     Proceeds from issuance of convertible debt
        (net of issuance costs)                         1,925             -
     Proceeds from bank loan                              500             -
     Net repayments of long-term debt                    (356)          (259)
                                                       ------         ------
        Net cash provided by financing activities       6,751          3,746
                                                       ------         ------
Effect of exchange rate changes on cash and
  cash equivalents                                         (7)             -
                                                       ------         ------
Net increase (decrease) in cash and cash equivalents    1,612         (2,168)

Cash and cash equivalents, beginning of period            778          5,675
                                                       ------         ------
Cash and cash equivalents, end of period              $ 2,390        $ 3,507
                                                       ======         ======

            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            For the Three and Six Months Ended June 30, 1998 and 1997

1.  INTERIM FINANCIAL INFORMATION

The condensed consolidated balance sheet as of June 30, 1998, and the condensed consolidated statements of operations and cash flows for the six months ended June 30, 1998, and 1997, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended June 30, 1998, are not necessarily indicative of results that may be expected for any other interim periods or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1997, consolidated financial statements, except for recently issued accounting pronouncements as described in Notes 6 and 7, and 9 which describes the consolidation policy with respect to minority interest.

2.  BASIS OF PRESENTATION

Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments and systems management software products for corporate mainframe data centers. The Company has recently entered into the technology infrastructure service and construction business, referred to as "professional services". For a fee, the Company assists in the design, construction and installation of building technology systems. The Company's professional services organization also provides systems management services, including training, implementation of software, and staff augmentation. Additionally, effective June 30,1998, the Company completed an acquisition of software and related sales and marketing rights which is designed to provide non computer literate owners (e.g. parents) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the internet (e.g. children) . See Note 8. The Company's principal market is the United States. Overseas revenue is principally generated from European subsidiaries and distributors.

While the Company has reported net income of $1,394,000 for the three months ended June 30, 1998, it has incurred a consolidated loss from operations of $4,697,000 for the same period and a net loss of $2,158,000 for the six months ended June 30, 1998. As a result of the partial disposition of one of its subsidiaries, SOFTWORKS, Inc., ("SOFTWORKS") the Company recognized a gain of approximately $6,627,000 during the three month period ended June 30, 1998 (See
Note 9). Further, the Company has incurred consolidated net losses of $12,385,000, $18,953,000 and $18,365,000 for the years December 31, 1997, 1996,
1995, respectively. For the six month period ended June 30, 1998, net cash used in operating activities was $3,274,000, reflecting the above net loss in addition to various non-cash items aggregating $1,759,000 less a net change (cash provided by) operating assets and liabilities of $643,000. The Company's cash requirements were primarily financed through the sale of common stock, exercises of stock options, proceeds from the issuance of a convertible debenture and a short term bank loan.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1998 and 1997

  2.  BASIS OF PRESENTATION   (continued)

The Company does not maintain a comprehensive credit facility with any financial institution, although the Company is actively seeking to obtain a secured line of credit and has successfully obtained a short term bank loan of $500,000. The Company has continued to incur significant expenditures with respect to the development and marketing of its d.b.Express technology without generating any significant revenue. As a result of continued operating losses, the use of significant cash in operations and the lack of sufficient funds to execute its business plan, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

Management's plans to remain a going concern require additional financing until such time as the Company achieves positive cash flows from operations through the continued growth of its subsidiary, SOFTWORKS, the successful exploitation of the Company's d.b.Express technology as well as its newly acquired software product (See Note 8). The Company's current source of operating revenue continues to be primarily derived from SOFTWORKS. The Company has incurred significant losses (both cash and non-cash expenses) as a result of the development and marketing of the d.b.Express technology. Nevertheless, management believes that its proprietary d.b.Express technology has significant potential in several areas and solves certain significant business issues in the telecommunications and internet related markets. In order to realize the potential of this technology, the Company is vigorously continuing its efforts to enter into sales or license agreements of its d.b.Express technology.
Management believes that the successful exploitation of both the d.b.Express technology,as well as the newly acquired software product and related marketing rights, as well as the continued growth of SOFTWORKS, will eventually enable the Company to achieve positive cash flows from operations and reduce its dependency on cash flows from financing activities. In January, 1998, the Company consummated the sale of approximately $1,978,000 (net of expenses of approximately $162,000) of restricted common stock. In May, 1998, the Company obtained approximately $1,925,000 (net of fees and commissions of approximately $75,000) from the sale of a convertible debenture. The debenture would have matured on August 28, 1998. In August, 1998, prior to maturity, the Company repaid the debenture plus interest aggregating approximately $2,460,000. Although the Company has increased its cash by approximately $20,000,000, in August, 1998, through the sale of 3,200,000 shares of its SOFTWORKS subsidiary (See Note 9), until such time as sufficient cash flows are generated from operations, additional financing will be necessary. There can be no assurances that the Company will be able to obtain sufficient financing or will be successful in achieving positive cash flows from operations in order to execute its business plan.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            For the Three and Six Months Ended June 30, 1998 and 1997

3.   SHAREHOLDERS' EQUITY

a.  Common Stock Split

On March 18, 1998, the Board of Directors declared a reverse split at a ratio of 1 for 10 shares with a record date of March 27, 1998 and an effective date of March 30,1998. Par value and authorized shares remain unchanged at $0.0001 and 150,000,000 shares respectively. All references to numbers of shares and per share data have been restated for 1997 so as to reflect the reverse stock split

b.  Sale of Common Stock

In January, 1998, the Company consummated the sale of restricted stock under a private placement to accredited United States investors under Regulation D. Proceeds from this sale totaled $1,978,000, net of commissions and fees of approximately $162,000. A total of 496,232 shares were sold at a price of $4.3125 per share. The closing bid price of the Company's common stock, as stated on the NASDAQ Small Cap Market did not exceed an average of $5.28 for any five consecutive trading days during the thirty days immediately following the effective date of the Registration Statement (effective February 6, 1998, see
Note 4). Accordingly, under the terms of this transaction, the Company issued approximately 280,000 additional shares in April, 1998.

Additionally, during the six months ended June 30, 1998, 796,000 options were exercised at prices ranging from $0.10 to $5.00. Proceeds raised from these exercises aggregated approximately $2,703,000.

c.  Transactions with consultants

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

d.  Stock option compensation

During the three month period ended June 30, 1998, the Company issued 1,628,900 stock options to several officers, key employees, including those at SOFTWORKS, and consultants. The options range in exercise price from $4.00 to $6.00 and vest December 31, 1998, but are subject to forfeiture should the Company not achieve profitability of at least $5,000,000 for the year ending December 31, 1998. Additionally, in lieu of cash compensation, the Company issued 895,000 stock options to several consultants for which the Company recorded a non-cash charge to earnings of approximately $1,469,000. The Company, through the advise of its compensation committee, issued 1,209,148 options to several officers and key employees of both the Company and its then wholly owned subsidiary, SOFTWORKS, which have an exercise price of $4.00and are fully vested. All options expire December 31, 2000. A Form S-8 filed on May 15, 1998, registered approximately 779,000 of the underlying shares of the Company's common stock.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            For the Three and Six Months Ended June 30, 1998 and 1997


4.  COMMITMENTS AND CONTINGENCIES

a. Contingent Consideration

In connection with the 1993 acquisition of SOFTWORKS, the Company is required to make additional payments to two of SOFTWORKS' former shareholders, based upon certain product revenues for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through June 30, 1998, the Company has incurred an aggregate liability of $2,000,000 (of which approximately $1,778,000 has been paid) to the non-employee former shareholders, which has been treated as additional consideration in connection with the acquisition, and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition.

b. Registration Statements / Restricted Securities

During December, 1997, the Company filed three registration statements: (i) an amended registration statement on Form S-1 (No. 33-97560, effective January 6,
1998) which amended a registration statement that was originally effective on August 9, 1996, (ii) a registration statement on Form S-8 (No. 333-42795, effective upon filing, December 19, 1997), and (iii) a registration statement on Form S-1 (No. 333-42919, effective January 6, 1998). The primary purpose of these registration statements was to register outstanding restricted common stock and shares issuable upon exercise of outstanding options.

On January 22, 1998, the Company filed another registration statement on Form S-1 ( No. 333-44683, effective February 6, 1998). The primary purpose of this registration statement was to register shares issued in January, 1998, pursuant to a private placement (See Note 3).

On May 15, 1998 the Company filed a registration statement on Form S-8 ( No. 333-52875 ) for 779,148 options and 122,500 shares of the Company's common stock which was effective upon filing. The primary purpose of this registration statement was to register shares issued to certain consultants and non-officer employees.

Other than the restricted shares issued for the acquisition referred to in Note 8, and the recently issued options discussed in Note 3, substantially all of the Company's outstanding common stock (including shares issuable upon exercise of outstanding options) have been either registered or are qualified for sale in the market pursuant to Rule 144 of the Securities Act of 1933, as amended.

c. Legal Matters

In July, 1995, the Company and certain officers received notification that they have been named as defendants in a class action claim in regard to announcements and statements regarding the Company's business and products. Although the Company continues to deny any wrongdoing, in an effort to avoid further expense and resolve the uncertainty of litigation, in July, 1997, the Company tentatively agreed to a Stipulation and Agreement of Settlement ("Stipulation Agreement") of this class action. In February, 1998, the Court entered a final order approving the terms of the Stipulation Agreement. The Company agreed to deliver $500,000 of its common stock, and in April, 1998, the Company delivered 119,850 shares. Further, the Company and its insurance carrier each paid $350,000, totaling $700,000. Based upon the Stipulation Agreement, the Company recorded an $850,000 Unusual Charge to earnings in the quarter ended June 30, 1997.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            For the Three and Six Months Ended June 30, 1998 and 1997

4.   COMMITMENTS AND CONTINGENCIES (continued)

In March, 1995, an action was originally commenced against the Company and a number of defendants. In early 1997, after a change in counsel, the plaintiff amended the complaint for a second time, now naming as defendants only the Company and three of its officers. The second amended complaint alleges that certain third parties, unrelated to the Company, transferred certificates representing 1,000,000 shares of the Company's common stock to the plaintiff. The complaint further alleges that such shares were endorsed in blank by the third parties and became bearer securities which were negotiated to the plaintiff by physical delivery. The certificates had not been legally acquired from the Company and the certificates were reported to the Securities and Exchange Commission by the Company as stolen certificates. Plaintiff has requested validation of the transfer of the certificates and is seeking damages of an unspecified amount, consisting of alleged diminution in market value of the subject shares from 1994 through the date of any judgment in the plaintiff's favor. Discovery was substantially completed in January, 1998, and, unless a summary judgment is granted to one side or the other, this case is expected to go to trial later in 1998. The Company and its counsel believe that the Company's position regarding the claim has substantial factual and legal support and are vigorously defending the matter. However, the Company is unable to predict the ultimate outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements for any potential losses or potential issuance of common stock.

In 1995, Fletcher Capital Corp. filed a claim against the Company, its president and several unrelated parties, regarding a claim for an unspecified amount of commissions in the form of options from the Company and cash from the other parties. This matter was settled in February, 1997, with the issuance of 36,000 options exercisable at $3.50 per share, $126,000 paid with 25,200 shares of common stock (issued January, 1998) and cash payments totaling $31,000.


d. Software distribution agreement

In July, 1997, the Company acquired from Cognizant Technology Solutions Corporation ("CTS") rights to technology ( the "Technology") that compliment the Company's existing Year 2000 product solutions. Pursuant to the software distribution agreement, in exchange for the Technology rights, the Company is required to pay CTS a royalty on sales of the Technology at defined rates subject to minimum annual royalties of; $100,000, $900,000, $1,400,000 and $400,000 for the years 1997 through 2000. An asset, equal to the present value of the minimum royalties, of $2,160,000 has been recorded as purchased and acquired software technologies for resale and is being amortized over the five year term of the agreement. The payment obligation is recorded as long term debt.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            For the Three and Six Months Ended June 30, 1998 and 1997

4.   COMMITMENTS AND CONTINGENCIES (continued)

e. Employment agreements

The Company recently entered into six new employment agreements with key SOFTWORKS employees. The agreements terminate at various times through December 31, 2002. Five of the agreements automatically renew for one year periods unless SOFTWORKS or the employee notify the other party ninety days prior to the end of any renewal term. The last agreement is "at-will". One agreement provides for the issuance of a $500,000 full recourse loan, interest bearing at the rate of approximately 6.0% per annum, unsecured, and payable on December 1, 2000, subject to certain acceleration provisions. As of this filing this loan has not yet been issued. The six employment agreements provide for an aggregate annual base compensation of $809,000. All are eligible for incentive bonuses subject to SOFTWORKS achieving various net income levels.

5.  RECLASSIFICATIONS

Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior year in order to have it conform to the current year's classifications.


6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Position 97-2, Software Revenue Recognition, ("SOP"), which was issued to provide further guidance on applying generally accepted accounting principles to software transactions, became effective for transactions entered into beginning in 1998. The SOP did not require any changes to the Company's method for the accounting of software transactions and therefore had no impact on the Company's financial statements for the period ended June 30, 1998.


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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            For the Three and Six Months Ended June 30, 1998 and 1997

8.  ASSET ACQUISITION

On June 30, 1998, pursuant to an Asset Purchase and Sale Agreement, the Company acquired certain software and related sales and marketing rights from Internet Tracking & Security Ventures ("ITSV") in exchange for 1,900,000 restricted shares of the Company's common stock and 1,000,000 of restricted shares of common stock of the Company's then wholly owned subsidiary, SOFTWORKS. The acquired software program is designed to inform non computer literate parents, guardians and alike, exactly what materials, or possible threats to the safety and well being their children or others have been accessing over the internet, such as objectionable web sites, text, pictures, screens, electronic mail, etc. The Agreement also includes the rights to the use of Richard "Bo" Dietl's name in conjunction with the promotion and endorsement of the software as well as appearances by Mr. Dietl in support of the software in regional and national marketing campaigns. No revenue from the sale of this software has been generated to date. The Company intends to release the product during the third quarter, 1998.

The acquisition has been valued at an aggregate of $12,210,000 determined as follows: 1,900,000 restricted shares of the Company have been valued at $5,700,000 and the 1,000,000 restricted shares of SOFTWORKS' common stock have been value at $6,510,000 (based upon the ultimate net proceeds to the selling shareholders in SOFTWORKS' initial public offering which became effective August 4, 1998 (See Note 9).

The $12,210,000 purchase price has been allocated to the fair value of the assets acquired at June 30, 1998 based upon a written valuation from an independent investment banking firm. Accordingly, $2,700,000 has been allocated to "Software costs"; $4,150,000 has been recorded as "Prepaid expenses and other current assets"; and $5,360,000 has been recorded as "Excess of cost over fair value of net assets acquired". The software costs will be amortized using the greater of the ratio of current revenue to the total projected revenue for the software or the straight line method using a useful life of 30 months. The prepaid expenses will be expensed as related services are performed, (including, but not limited to, appearances, promotion and endorsement) which is expected to occur over the next 12 months. The excess of cost over fair value of net assets acquired, which primarily relate to the use of the name "Bo Dietl" will be amortized using the straight line method over 36 months.

9. GAIN ON PARTIAL DISPOSITION OF SUBSIDIARY

Prior to June 30, 1998, SOFTWORKS was a wholly owned subsidiary of the Company with 14,083,000 shares of common stock outstanding. As part of the consideration for the assets acquired from ITSV (see Note 8), on June 30, 1998, the Company exchanged 1,000,000 restricted shares of SOFTWORKS common stock. Also on June 30, 1998, the Company exchanged 100,000 restricted shares of SOFTWORKS common

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1998 and 1997

9. GAIN ON PARTIAL DISPOSITION OF SUBSIDIARY (Continued)

stock to a member of its Internet Strategy Committee, (who now also serves as Chairman of the Board of SOFTWORKS) for services rendered through June 30, 1998, resulting in a charge to operations of $525,000. On August 4, 1998, SOFTWORKS completed a public offering of 4,200,000 shares of its common stock at a price of $7.00 per share (less underwriting fees and commissions of $0.49 per share) as follows: 1,700,000 shares of common stock were sold by SOFTWORKS; 1,000,000 shares were sold by ITSV and 1,500,000 shares were sold by the Company. As a result of these transactions, the Company's ownership interest in SOFTWORKS was reduced to 92.2% on June 30, 1998, and subsequently further reduced to 71.9% on August 4, 1998. Additionally, in the third quarter of 1998, options to acquire 4,310,000 restricted shares of SOFTWORKS common stock have been granted to the Company and SOFTWORKS officers, key employees and consultants, of which 986,500 options, which vested upon the public offering date, are currently exercisable (into restricted shares of SOFTWORKS common stock). The balance vest, ranging from December 31, 1998, through December 31, 2002; and could vest earlier, should SOFTWORKS achieve certain financial thresholds. All options are exercisable at the initial public offering price of $7.00 per share.

During the quarter ended June 30, 1998, the Company recognized a $6,627,000 gain on the sale of the 1,100,000 shares of SOFTWORKS' common stock, representing the difference between the fair value of the SOFTWORKS common stock exchanged, and the related adjusted carrying value of the Company's investment in SOFTWORKS. In the third quarter of 1998, the Company will recognize an additional gain in accordance with Staff Accounting Bulletins 51 and 84, to reflect the reduction of ownership interest in SOFTWORKS from 92.2% to 71.9%.

In conjunction with the SOFTWORKS public offering, shares of SOFTWORKS common stock owned by the Company have been placed in a voting trust. The voting power of the trust is held by three trustees who are members of the Board of Directors of SOFTWORKS. One trustee is the C.E.O. and President of the Company. The remaining two trustees are SOFTWORKS directors who do not have a significant financial interest in the Company, one of which is the Chairman of SOFTWORKS. The agreement provides that upon a change in either of the remaining two trustees, the non-Company stockholders have control of the selection of the successor director/trustee. This agreement remains in effect as long as the Company continues to own at least 25% of SOFTWORKS.

For financial reporting purposes, the assets, liabilities and operations of SOFTWORKS will continue to be included in the Company's consolidated financial statements. The public's interest in SOFTWORKS is reflected in the consolidated balance sheet and results of operations as minority interest.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 1998 and 1997

BUSINESS DESCRIPTION

Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments and systems management software products for corporate mainframe data centers. The Company has recently entered into the technology infrastructure service and construction business, referred to as "professional services". For a fee, the Company assists in the design, construction and installation of building technology systems. The Company's professional services organization also provides systems management services, including training, implementation of software, and staff augmentation. Additionally, effective June 30,1998, the Company completed an acquisition of software and related sales and marketing rights which is designed to provide non-computer literate owners (e.g. parents) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the internet (e.g. children) . See Note 8. The Company's principal market is the United States. Overseas revenue is principally generated from European subsidiaries and distributors.

The Company currently consists of three operating units or product lines: d.b.Express , SOFTWORKSs, and the recently formed professional services unit. With the consummation of the acquisition of the software technology and related sales and marketing rights effective June 30, 1998, the Company has grown to four units. d.b.Express provides businesses with a simple, fast, low-cost method of finding, organizing, analyzing and using information contained in databases through a visually-based proprietary software tool. Softworks, provides systems management software products that optimize mainframe system performance, reduce hardware expenditures, and enhance the reliability and availability of the data processing environment. During 1997, the Company commenced operations of the professional services unit. To spearhead the unit, the Company employs an individual, formerly with I.B.M., having expertise in this field and intends to capitalize on his experience and competency in order to create a unique, single management infrastructure to support an extensive selection of services and vendors. The professional services unit will offer solutions, support and strategies to solve various business crises in such areas as: network determinations, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management. It can also provide training, implementation of software, and staff augmentation. Additionally, this unit will oversee new installations as well as offering on-site component repair. The newly acquired software is designed to provide non-computer literate owners (e.g. parents) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the internet (e.g. children). The method of revenue recognition will be dependent upon the type and manner of service provided.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 1998 and 1997

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 Compared With June 30, 1997

Total revenue for the quarter ended June 30, 1998, $11,486,000, reflects an increase of $4,064,000 when compared to $7,422,000 for the same period last year. When comparing the six months ended June 30, 1998, to 1997, revenue increased $5,836,000 from $13,274,000 to $19,110,000. Significant factors contributing to the growth include, increases of $1,886,000 and $3,339,000 of software license revenue for the three and six month periods ended June 30, 1998 as compared to the same period in the prior year. Significant factors for this growth include the introduction of new products and or enhancements at Softworks as well as an expanded sales force. Additionally, revenue generated during the three months ended June 30, 1998, from professional services increased $2,011,000 to $2,586,000 when compared to $575,000, for the three months ended June 30, 1997. While there can be no assurances, the Company believes that this revenue growth should continue due in part to its planned enhanced product line, expansion into additional markets, and an increased sales force.

The cost of revenue - software licenses, as a percent of software license revenue increased slightly from 2.9% for the quarter ended June 30, 1997, to 3.3% for the quarter ended June 30, 1998. Cost of revenue - maintenance, for the three month period ended June 30, 1998, as a percent of maintenance revenue decreased slightly, 5.1 percentage points to 85.12% from 90.2% when compared to the three months ended June 30, 1997. This improvement is attributable reductions in payroll and related costs. Cost of revenue - professional services, as a percent of professional services revenue, improved by 11.9 percentage points when comparing the quarters ended June 30, 1997 - (90.1%) with 1998 - (78.2%). The increase in dollars in cost of revenue - professional services is consistent with the increase in its revenue.

Research and development costs for the three month period ended June 30, 1998, decreased approximately $282,000 over the same period last year, and decreased $112,000 to $1,539,000 for the six months ended June 30, 1998, from $1,651,000 for the prior year six month period, primarily as a result of the Company's having significantly completed the initial phase of the d.b.Express telecommunications technology.

Sales and marketing expenses increased by $3,454,000 to $7,527,000 from the second quarter of the prior year amount of $4,073,000. The increase was primarily due to costs at SOFTWORKS rising $1,341,000, over the three month period of the prior year. These additional expenditures incurred were attributable to the marketing of the Year 2000 suite of products, the SavanTechnology line and additional location and employee costs for new offices both in the U.S. as well as overseas. Additionally, costs associated with d.b.Express increased from the prior year by $2,205,000, due principally in part to an expanded sales and marketing force,as well as non-cash stock options to several consultants. (See Note 3) The above referenced increases were offset by a decrease of $92,000, associated with the sale of Maplinx. For the six month period ended June 30, 1998, expenses increased when compared to the six months ended June 30, 1997 by $4,616,000, primarily due to factors mentioned above. While, as a percentage of total revenue, sales and marketing has risen, the Company believes the increases are necessary in order to maintain, and in some instances gain market presence.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Three and Six
                       Months Ended June 30, 1998 and 1997


RESULTS OF OPERATIONS (Continued)

Three and Six Months Ended June 30, 1998 Compared With June 30, 1997 (Continued)

General and administrative costs decreased $205,000 to $2,736,000 for the three months ended June 30, 1998, when compared to the three months ended June 30, 1997 of $2,941,000,and $17,000 for the six months ended June 30,1998. Major factors contributing to the change include a reduction in the Company's corporate overhead which was partially offset by increases to SOFTWORKS' overhead.

Amortization and depreciation increased by $145,000 from $527,000 for the three months ended June 30, 1997, to $672,000 for the three months ended June 30, 1998. This increase is due to primarily to increases in purchased software and goodwill (See Note 4).

Gain on partial disposition of subsidiary - see Note 8.

Interest expenses incurred during the quarter ended June 30, 1998, of $536,000 consist primarily of charges relating to the convertible debenture, which was repaid in August, 1998, and imputed interest charges resulting from the calculation of the present value of minimum annual royalties for purchased technologies for resale. (See Notes 4 and 2).

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Three and Six
                       Months Ended June 30, 1998 and 1997


FINANCIAL CONDITION AND LIQUIDITY

While the Company has reported net income of $1,394,000 for the three months ended June 30, 1998, it has incurred a consolidated loss from operations of $4,697,000 for the same period and a net loss of $2,158,000 for the six months ended June 30, 1998. As a result of the partial disposition of one of its subsidiaries, SOFTWORKS, Inc., ("SOFTWORKS") the Company recognized a gain of approximately $6,627,000 during the three month period ended June 30, 1998 (See
Note 9). Further, the Company has incurred consolidated net losses of $12,385,000, $18,953,000 and $18,365,000 for the years December 31, 1997, 1996,
1995, respectively. For the six month period ended June 30, 1998, net cash used in operating activities was $3,274,000, reflecting the above net loss in addition to various non-cash items aggregating $1,759,000 less a net change (cash provided by) operating assets and liabilities of $643,000. The Company's cash requirements were primarily financed through the sale of common stock, exercises of stock options, proceeds from the issuance of a convertible debenture and a short term bank loan.

The Company does not maintain a comprehensive credit facility with any financial institution, although the Company is actively seeking to obtain a secured line of credit and has successfully obtained a short term bank loan of $500,000. The Company has continued to incur significant expenditures with respect to the development and marketing of its d.b.Express technology without generating any significant revenue. As a result of continued operating losses, the use of significant cash in operations and the lack of sufficient funds to execute its business plan, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

Management's plans to remain a going concern require additional financing until such time as the Company achieves positive cash flows from operations through the continued growth of its subsidiary, SOFTWORKS, the successful exploitation of the Company's d.b.Express technology as well as its newly acquired software product (See Note 8). The Company's current source of operating revenue continues to be primarily derived from SOFTWORKS. The Company has incurred significant losses (both cash and non-cash expenses) as a result of the development and marketing of the d.b.Express technology. Nevertheless, management believes that its proprietary d.b.Express technology has significant potential in several areas and solves certain significant business issues in the telecommunications and internet related markets. In order to realize the potential of this technology, the Company is vigorously continuing its efforts to enter into sales or license agreements of its d.b.Express technology.
Management believes that the successful exploitation of both the d.b.Express technology, as well as the newly acquired software product and related marketing rights, as well as the continued growth of SOFTWORKS, will eventually enable the Company to achieve positive cash flows from operations and reduce its dependency on cash flows from financing activities. In January, 1998, the Company consummated the sale of approximately $1,978,000 (net of expenses of approximately $162,000) of restricted common stock. In May, 1998, the Company obtained approximately $1,925,000 (net of fees and commissions of approximately $75,000) from the sale of a convertible debenture. The debenture would have matured on August 28, 1998. In August, 1998, prior to maturity, the Company repaid the debenture plus interest aggregating approximately $2,460,000. Although the Company has increased its cash by approximately $20,000,000, in August, 1998, through the sale of 3,200,000 shares of its SOFTWORKS subsidiary

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Three and Six
                       Months Ended June 30, 1998 and 1997

FINANCIAL CONDITION AND LIQUIDITY (Continued)

(See Note 9), until such time as sufficient cash flows are generated from operations, additional financing will be necessary. There can be no assurances that the Company will be able to obtain sufficient financing or will be successful in achieving positive cash flows from operations in order to execute its business plan.

Safe Harbor Statement

Certain information contained in this annual quarterly report, particularly information regarding future economic performance and finances, plans and objectives of management, is forward-looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward- looking statement appear together with such statement. The following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the computer software industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing price discounting; changes in economic conditions; the development of new technologies and/or changes in operating systems which could obsolete or diminish the value of existing technologies and products; personnel related costs; legal claims; risks inherent to rolling out new software and new software technologies; the inability to maintain financial resources to carry out the Company's current business plan in regard to the d.b.Express technology; the potential cash and non-cash costs of raising additional capital or the possible failure to raise necessary capital; changes in accounting principles applicable to the Company's activities and other factors set forth in the Company's filings with the Securities and Exchange Commission.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

            For the Three and Six Months Ended June 30, 1998 and 1997


Item 1.  Legal Proceedings
   See Note 4 to the condensed consolidated financial statements.

Item 2.  Changes in Securities
   Not applicable.

Item 3.  Defaults Upon Senior Securities
   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
   Not applicable.

Item 5.  Other Information
   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
   Report on Form 8-K dated June 15, 1998 covering Item 2 - Acquisition of Assets and Item 7 - Financial Statements and Exhibits.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

            For the Three and Six Months Ended June 30, 1998 and 1997



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER CONCEPTS CORP.


/s/ Daniel DelGiorno, Jr.
Daniel DelGiorno Jr.         President, C.E.O. Treasurer,       August 19, 1998
                             Director


/s/ George Aronson
George Aronson               Chief Financial Officer            August 19, 1998