Form 10-Q
period 1998-09-30
COMPUTER CONCEPTS CORP /DE
filed 1998-11-19
CIK 879703

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549
                                FORM 10-Q
                               (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998
                                       OR

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

                     Yes   [X]           No [ ]

     The number of shares of $.0001 par value stock outstanding as of November 16, 1998 was: 19,129,340.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX


PART I -  FINANCIAL INFORMATION                                         Page

          Condensed Consolidated Balance Sheets
          as of September 30, 1998 and December 31, 1997                   3

          Condensed Consolidated Statements of Operations
          and Comprehensive Income For the Three and
          Nine Months Ended September 30, 1998 and 1997                    4

          Condensed Consolidated Statements of Cash Flows
          For the Nine Months ended September 30, 1998 and 1997            5

          Notes to Condensed Consolidated Financial Statements           6 - 16

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           17 - 23



                       PART II - OTHER INFORMATION

          Item 1. Legal Proceedings                                        24

          Item 2. Changes in Securities                                    24

          Item 3. Defaults Upon Senior Securities                          24

          Item 4.  Submission of Matters to a Vote of Security Holders     24

          Item 5. Other Information                                        24

          Item 6. Exhibits and Reports on Form 8-K                         24

          Signatures                                                       25

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 as of September 30, 1998 and December 31, 1997
                        (in thousands, except share data)

                                             September 30,       December 31,
                                                 1998                1997
                              ASSETS         --------------      ------------
                                              (Unaudited)
                                              -----------
CURRENT ASSETS:
 Cash and cash equivalents                      $ 15,258          $    778
 Accounts receivable, net of allowance
   for doubtful accounts of $371 and
   $252 in 1998 and 1997,  respectively           10,702            11,718
 Installment receivables                          10,154             6,148
 Advances to  officers                               818             1,070
 Prepaid expenses and other current assets         5,959             1,987
 Deferred tax assets, current                        180              -
                                                --------          --------
                                                  43,071            21,701

INSTALLMENT RECEIVABLES, due after one year        7,729             6,480
PROPERTY AND EQUIPMENT, net                        2,489             2,069
SOFTWARE COSTS, net                                6,179             3,730
EXCESS OF COST OVER FAIR VALUE OF NET
  ASSETS ACQUIRED, net of accumulated
  amortization  of $3,571  and $2,477 in
  1998 and 1997, respectively                      9,278             4,611
OTHER ASSETS                                       1,174               707
DEFERRED TAX ASSETS, non-current                     365              -
                                                --------          --------
                                                $ 70,285          $ 39,298
                                                ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses        $  5,901          $  7,225
   Current portion of long- term debt              1,124             1,291
   Current income taxes payable                      506              -
   Deferred installment revenue                    6,981             5,506
   Deferred maintenance revenue                    6,435             6,267
                                                --------          --------
                                                  20,947            20,289
DEFERRED INSTALLMENT REVENUE, earned after
   one year                                        1,919               825
DEFERRED MAINTENANCE REVENUE, earned after
   one year                                        7,662             7,122
LONG-TERM DEBT, net of current portion             1,636             1,395
                                                --------          --------
           Total liabilities                      32,164            29,631
                                                --------          --------
MINORITY INTEREST                                  4,872              -
                                                --------          --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.0001 par value; 150,000,000
    authorized; 19,082,341 shares
    in 1998 and 12,744,751 shares in 1997
    issued and outstanding                             2                1
   Additional paid-in capital                    106,576           91,641
   Accumulated deficit                           (73,013)         (81,741)
   Foreign currency translation                      (76)             (54)
   Unrealized loss on marketable securities         (240)            (180)
                                                --------         --------
          Total shareholders' equity              33,249            9,667
                                                --------         --------
                                                $ 70,285         $ 39,298
                                                ========         ========

            See Notes to Condensed Consolidated Financial Statements.

                COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                For the Three and Nine Months Ended September 30,
                      (in thousands, except per share data)

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                               1998          1997         1998         1997
                                               ----          ----         ----         ----
REVENUE:
  Software licenses                         $  8,194      $  4,343      $ 17,983    $ 11,050
  Maintenance                                  2,630         2,578         7,827       7,407
  Professional services                        1,926            45         6,045       1,474
                                            --------      --------      --------    --------
                                              12,750         6,966        31,855      19,931
COSTS AND EXPENSES:
  Cost of revenue - software licenses            434           262         1,132         653
  Cost of revenue - maintenance                1,776         1,455         4,886       4,155
  Cost of revenue - professional services      1,719            38         5,183       1,927
  Research and development                     1,498         1,406         3,316       3,121
  Sales and marketing                          7,216         5,820        19,394      12,928
  General and administrative                   3,136         2,520         7,965       7,090
  Amortization and depreciation                1,478           546         2,718       1,594
  Unusual charges                               -             -             -           850
                                            --------      --------      --------    --------
                                              17,257        12,047        44,594      32,318
                                            --------      --------      --------    --------
LOSS FROM OPERATIONS                         (4,507)        (5,081)      (12,739)    (12,387)
OTHER INCOME/(EXPENSE):
  Gain on partial disposition of subsidiary  15,839           -           22,466        -
  Gain on sale of net assets of subsidiary      -              813          -            813
  Interest expense                             (173)          (104)         (732)       (137)
  Minority interest in earnings of subsidiary  (275)          -             (275)       -
  Interest charge pertaining to the discount
    on convertible debentures                   -             (408)         -         (1,288)
                                            --------      --------      --------    --------
INCOME (LOSS) BEFORE INCOME TAXES            10,884         (4,780)        8,720     (12,999)
                                            --------      --------      --------    --------
BENEFIT FROM INCOME TAXES                         8           -                8        -
                                            --------      --------      --------    --------
NET INCOME (LOSS)                            10,892         (4,780)        8,728     (12,999)

OTHER COMPREHENSIVE INCOME:
   Foreign currency translation adjustments     (15)          -              (22)       -
   Marketable securities reserve adjustments    (60)          -              (60)       -
COMPREHENSIVE INCOME (LOSS)                 $10,817       $ (4,780)     $  8,646    $(12,999)
                                            ========      ========      ========    ========
BASIC NET INCOME (LOSS) PER SHARE           $  0.61       $  (0.41)     $   0.56    $  (1.22)
                                            ========      ========      ========    ========
DILUTED NET INCOME (LOSS) PER SHARE         $  0.60       $  (0.41)     $   0.53    $  (1.22)
                                            ========      ========      ========    ========
BASIC WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                17,811         11,745        15,595      10,690
                                            ========      ========      ========    ========
DILUTED WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                18,008         11,745        16,364      10,690
                                            ========      ========      ========    ========

        See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     For the Nine Months Ended September 30,
                                 (in thousands)

                                                               1998         1997
                                                               ----         ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
   Net income (loss)                                         $  8,728    $ (12,999)
Adjustments  to  reconcile  net  income  (loss)
   to net cash  used in  operating activities:
   Depreciation and amortization:
     Software costs                                             1,514          480
     Property and equipment                                       899          679
     Excess of cost over fair value of net assets acquired      1,094          552
     Other                                                          2            3
   Gain on partial disposition of subsidiary                  (22,466)          -
   Gain on sale of net assets of subsidiary                       -           (813)
   Provision for doubtful accounts                                324           61
   Common stock and options issued for services                 3,548        3,766
   SOFTWORKS common stock exchanged for services                1,612           -
   Deferred income tax benefit                                  ( 545)          -
   Minority interest in earnings of subsidiary                    275           -
   Non-cash unusual charges                                       -            500
   Non-cash interest charge for discount on convertible debt      -          1,288
   Other                                                          421           -
Changes in operating assets and liabilities
   Accounts receivable                                         (3,314)      (4,235)
   Installment accounts receivable, due after one year         (1,249)      (3,266)
   Inventories                                                   -              10
   Prepaid expenses and other current assets                     (230)        (134)
   Other assets                                                  (467)          81
   Accounts payable and accrued expenses                       (1,047)       2,502
   Current income taxes payable                                   506           -
   Deferred revenue                                             3,277        5,653
                                                               ------       ------
     Net cash used in operating activities                     (7,118)      (5,872)
                                                               ------       ------
Cash flows from investing activities
   Capital expenditures                                        (1,319)      (1,164)
   Additional consideration for SOFTWORKS acquisition            (678)        (486)
   Proceeds from the sale of net assets of subsidiary (net)        -           230
   Net proceeds from initial public offering of subsidiary     19,419          -
   Software development and technology purchases               (1,263)       (525)
   Advances to officers, net                                      252        (179)
                                                               ------       ------
        Net cash provided by (used in) investing activities    16,411      (2,124)
                                                               ------       ------
Cash flows from financing activities
     Net proceeds from sales of common stock and options        5,210       2,783
     Proceeds from issuance of convertible debt
        (net of issuance costs)                                 1,925       3,381
     Repayment of convertible debt                             (2,000)        -
     Net proceeds (repayments) of long-term debt                   74        (243)
                                                               ------       ------
        Net cash provided by financing activities               5,209       5,921
                                                               ------       ------
Effect of exchange rate changes on cash and cash equivalents      (22)         -
                                                               ------       ------
Net increase (decrease) in cash and cash equivalents           14,480      (2,075)
Cash and cash equivalents, beginning of period                    778       5,675
                                                               ------       ------
Cash and cash equivalents, end of period                     $ 15,258     $ 3,600
                                                               ------       ------

            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997


     1.  INTERIM FINANCIAL INFORMATION

     The condensed consolidated balance sheet as of September 30, 1998, and the condensed consolidated statements of operations and cash flows for the nine months ended September 30, 1998, and 1997, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended September 30, 1998, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1997, consolidated financial statements, except for recently issued accounting pronouncements as described in Notes 6 and 7, and Note 9 which describes the consolidation policy with respect to minority interest.

     2.  BASIS OF PRESENTATION

     Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments and systems management software products for corporate mainframe data centers. The Company created a "professional services" division in 1997. For a fee, the Company assists in the design, construction and installation of technology systems, including the reselling of computer hardware. The Company's professional services organization also provides systems management services, including training, implementation of software, and staff augmentation. Additionally, effective June 30,1998, the Company completed an acquisition of software and related sales and marketing rights which is designed to provide non computer literate owners (e.g. parents) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the Internet (e.g. children) . See Note 8. The Company's principal market is the United States. Overseas revenue is principally generated from European subsidiaries and distributors.

     While the Company has reported net income of $10,892,000 and $8,728,000 for the three and nine months ended September 30, 1998, respectively, it has incurred consolidated losses from operations of $4,507,000 and $12,999,000, for the same respective periods. Further, the Company has incurred consolidated net losses of $12,385,000, $18,953,000 and $18,365,000 for the years December 31,
1997, 1996, 1995, respectively. As a result of the partial disposition of one of its subsidiaries, SOFTWORKS, Inc., ("SOFTWORKS") the Company recognized a gain of approximately $22,466,000 during the nine month period ended September 30, 1998 (See Note 9). For the nine month period ended September 30, 1998, net cash used in operating activities was $7,118,000, reflecting the above net income adjusted for various non-cash charges which aggregate $9,144,000, the $22,466,000 gain referred to above, and a net change in (cash used by) operating assets and liabilities of $2,524,000. The Company's cash requirements were primarily financed through the partial disposition of SOFTWORKS, the sale of restricted common stock, the exercises of stock options, and proceeds from the issuance of a convertible debenture.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997

         2.  BASIS OF PRESENTATION   (continued)

     The Company does not maintain a comprehensive credit facility with any financial institution, although the Company is actively seeking to obtain a secured line of credit. The Company has continued to incur significant expenditures with respect to the development and marketing of its d.b.Express technology without generating any significant revenue. As a result of continued operating losses and the use of significant cash in operations, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

     Management's plans to remain a going concern require additional financing until such time as the Company achieves positive cash flows from operations including the successful exploitation of the Company's d.b.Express technology as well as its newly acquired software product (See Note 8). The Company's current source of operating revenue continues to be primarily derived from SOFTWORKS. The Company has incurred significant losses (both cash and non-cash expenses) as a result of the development and marketing of the d.b.Express technology. Nevertheless, management believes that its proprietary d.b.Express technology has significant potential in several areas and solves certain significant business issues in the telecommunications and Internet related markets. In order to realize the potential of this technology, the Company is vigorously continuing its efforts to enter into sales or license agreements of its d.b.Express technology as well as its world wide web hosting services. Management believes that the successful exploitation of: i.- the d.b.Express technology; ii.- projected growth in professional services; and iii.- the newly acquired software product and related marketing rights; among other factors, will eventually enable the Company to achieve positive cash flows from operations and reduce its dependency on cash flows from financing activities.

     In January, 1998, the Company consummated the sale of approximately $1,978,000 (net of expenses of approximately $162,000) of restricted common stock. In May, 1998, the Company obtained approximately $1,925,000 (net of fees and commissions of approximately $75,000) from the sale of a convertible debenture. The debenture would have matured on August 28, 1998, and was convertible upon a payment default. In August, 1998, prior to maturity, the Company repaid the debenture plus interest aggregating approximately $2,460,000. Although the Company increased cash by approximately $19,400,000, in August, 1998, through the sale of 3,200,000 shares of its SOFTWORKS subsidiary (See Note
9), until such time as sufficient cash flows are generated from operations, additional financing will be necessary. There can be no assurances that the Company will be able to obtain sufficient financing or will be successful in achieving positive cash flows from operations in order to execute its business plan.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997

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

     Additionally, during the nine months ended September 30, 1998, approximately 939,000 options were exercised at prices ranging from $0.10 to $5.00. Proceeds raised from these exercises aggregated approximately $3,232,000.

c.  Transactions with consultant

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

d.  Stock / stock option compensation

     During April, 1998, the Company issued 1,628,900 stock options to several officers, key employees, including those at SOFTWORKS, and consultants. The options range in exercise price from $4.00 to $6.00 and vest December 31, 1998, but are subject to forfeiture should the Company not achieve profitability of at least $5,000,000 for the year ending December 31, 1998. Additionally, in lieu of cash compensation, the Company issued 895,000 stock options to several consultants for which the Company recorded, during the three month period ended June 30, 1998, a non-cash charge to earnings of approximately $1,469,000. The Company, pursuant to the compensation committee, issued 1,209,148 options to officers and employees of both the Company and its then wholly owned subsidiary, SOFTWORKS, which have an exercise price of $4.00 and are fully vested. All options expire December 31, 2000.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997

d.  Stock / stock option compensation - (continued)

     During September, 1998, the Company canceled 1,266,667 stock options, 1,067,750 with an exercise price of $4.00 and 27,500 with an exercise price of $6.00 which were included in the April, 1998 grant. The balance of 171,417 options canceled had exercise prices ranging from $3.75 to $15.00. In lieu of the canceled stock options the Company issued 1,034,300 shares of the Company's restricted common stock.

     4.  COMMITMENTS AND CONTINGENCIES

a. Contingent Consideration

     In connection with the 1993 acquisition of SOFTWORKS, the Company is required to make additional payments to two of SOFTWORKS' former shareholders, based upon certain product revenues for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. Through
September 30, 1998, the Company incurred and paid the aggregate maximum liability of $2,000,000 to the non-employee former shareholders, which has been treated as additional consideration in connection with the acquisition, and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition.

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

     Other than the restricted shares issued for the acquisition  referred to in
Note 8,plus the balance of the stock options granted in April, 1998 as well as the recently issued shares of the Company's common stock discussed in Note 3, substantially all of the Company's outstanding common stock (including shares issuable upon exercise of outstanding options) have been either registered or are qualified for sale in the market pursuant to Rule 144 of the Securities Act of 1933, as amended.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997

     4.  COMMITMENTS AND CONTINGENCIES (Continued)

c. Legal Matters

     In July, 1995, the Company and certain officers received notification that they have been named as defendants in a class action claim in regard to announcements and statements regarding the Company's business and products.
Although the Company denied any wrongdoing, in an effort to avoid further expense and resolve the uncertainty of litigation, in July, 1997, the Company tentatively agreed to a Stipulation and Agreement of Settlement ("Stipulation Agreement") of this class action. In February, 1998, the Court entered a final order approving the terms of the Stipulation Agreement. The Company agreed to deliver $500,000 of its common stock, and in April, 1998, the Company delivered 119,850 shares. Further, the Company and its insurance carrier each paid $350,000, totaling $700,000. Based upon the Stipulation Agreement, the Company recorded an $850,000 Unusual Charge to earnings in the quarter ended June 30, 1997.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997

     4.  COMMITMENTS AND CONTINGENCIES (Continued)

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

     6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2"), which superceded Statement of Position 91-1 "Software Revenue Recognition" was issued to provide further guidance on applying generally accepted accounting principles to software transactions, and became effective for transactions entered into beginning in 1998. In March, 1998, Statement of Position 98-4 ("SOP 98-4"), amended a portion of SOP 97-2 The adoption of SOP 97-2 and the amendment contained in SOP 98-4 did not require any changes to the Company's method for the accounting of software transactions and therefore had no impact on the Company's financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997

     6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS    (Continued)

GEOGRAPHIC INFORMATION

     The Company is primarily engaged in a single line of business. The geographic data is summarized between the United States and international. International consists of operations through the Company's international subsidiaries in the United Kingdom, France, Brazil, Australia, Spain, Germany, and Italy, as well as sales generated through international distributors primarily in Europe and Asia. Geographic data is presented in accordance with Statement of Financial Accounting Standards No. 131, " Disclosures About Segments of an Enterprise and Related Information" for all periods presented as follows (in thousands):


                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                               1998        1997         1998         1997
                               ----        ----         ----         ----
Revenue:
   United States             $ 10,330   $  5,462      $  26,097    $ 16,611
   International                2,420      1,195          5,758       3,320
                             --------   --------       --------    --------
     Total                   $ 12,750   $  6,657       $ 31,855    $ 19,931
                             ========   ========       ========    ========
Operating Income:
   United States             $ (4,280)   $(4,912)      $(11,795)   $(11,834)
   International                 (227)      (169)          (944)       (553)
                             --------   --------       --------    --------
      Total                  $ (4,507)   $(5,081)      $(12,739)   $(12,387)
                             ========   ========       ========    ========

                                 Sept. 30, 1998    Dec. 31, 1997
                                 --------------    -------------
Identifiable Assets:

   United States                   $ 63,768          $36,630
   International                      6,517            2,668
                                   --------          -------
      Total                        $ 70,285          $39,298
                                   ========          =======

      7.  REPORTING OF COMPREHENSIVE INCOME

     In January, 1998, the Company began accounting for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income." Accordingly, the Company displayed other items of comprehensive income in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997

     8.  ASSET ACQUISITION

     On June 30, 1998, pursuant to an Asset Purchase and Sale Agreement, the Company acquired certain software and related sales and marketing rights from Internet Tracking & Security Ventures ("ITSV") in exchange for 1,900,000 restricted shares of the Company's common stock and 1,000,000 restricted shares of common stock of the Company's then wholly owned subsidiary, SOFTWORKS. The acquired software program is designed to inform non computer literate parents, guardians and alike, exactly what materials, or possible threats to the safety and well being their children or others have been accessing over the internet, such as objectionable web sites, text, pictures, screens, electronic mail, etc. The Agreement also includes the rights to the use of Richard "Bo" Dietl's name in conjunction with the promotion and endorsement of the software as well as appearances by Mr. Dietl in support of the software in regional and national marketing campaigns. Orders for the initial version of the product began shipping in November, 1998.

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

     The $12,210,000 purchase price has been allocated to the fair value of the assets acquired at June 30, 1998, based upon a written valuation from an independent investment banking firm. Accordingly, $2,700,000 has been allocated to "Software costs"; $4,150,000 has been recorded as "Prepaid expenses and other current assets" and $5,360,000 has been recorded as "Excess of cost over fair value of net assets acquired". The software costs will be amortized using the greater of the ratio of current revenue to the total projected revenue for the software or the straight line method using a useful life of 30 months. The prepaid expenses will be expensed as related services are performed, (including, but not limited to, appearances, promotion and endorsement). The excess of cost over fair value of net assets acquired, which primarily relate to the use of the name "Bo Dietl" will be amortized using the straight line method over 36 months.


      9. GAIN ON PARTIAL DISPOSITION OF SUBSIDIARY

     Prior to June 30, 1998, SOFTWORKS was a wholly owned subsidiary of the Company with 14,083,000 shares of common stock outstanding. As part of the consideration for the assets acquired from ITSV (see Note 8), on June 30, 1998, the Company exchanged 1,000,000 restricted shares of SOFTWORKS common stock. Also on June 30, 1998, the Company exchanged 100,000 restricted shares of SOFTWORKS common stock to a member of its Internet Strategy Committee, (who now also serves as Chairman of the Board of SOFTWORKS) for services rendered through June 30, 1998, resulting in a charge to operations of $525,000. On August 4, 1998, SOFTWORKS completed a public offering of 4,200,000 shares of its common stock at a price of $7.00 per share (less underwriting fees and commissions of $0.49 per share) as follows: 1,700,000 shares of common stock were sold by SOFTWORKS; 1,000,000 shares were sold by ITSV and 1,500,000 shares were sold by the Company. As a result of these transactions, the Company's ownership interest in SOFTWORKS was reduced to 92.2% on June 30, 1998, and subsequently further reduced to 71.9% on August 4, 1998. Additionally, in the third quarter of 1998, options to acquire 3,637,500 restricted shares of SOFTWORKS common stock have been granted to the Company and SOFTWORKS officers, key employees and consultants, of which 806,500 options, which vested upon the public offering date, are currently exercisable ( into restricted shares of

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997

      9. GAIN ON PARTIAL DISPOSITION OF SUBSIDIARY  - (Continued)

SOFTWORKS' common stock). The balance vest, ranging from December 31, 1998, through December 31, 2002, and could vest earlier, should SOFTWORKS achieve certain financial thresholds. All options are exercisable at the initial public offering price of $7.00 per share.

     During the quarter ended June 30th, 1998, the Company recognized a $6,627,000 gain on the sale of the 1,100,000 shares of SOFTWORKS' common stock representing the difference between the fair value of the SOFTWORKS common stock exchanged, and the related adjusted carrying value of the Company's investment in SOFTWORKS. In accordance with Staff Accounting Bulletins 51 and 84, in the third quarter of 1998, the Company recognized a net gain of $15,271,000 to reflect the reduction of its ownership interest in SOFTWORKS from 92.2% to 71.9%. Additionally, in the third quarter of 1998, the Company exchanged 535,000 restricted shares of SOFTWORKS'common stock to various consultants for services rendered; as a result of such exchange, the Company recognized a gain of $568,000 (and a non-cash charge to operations of $1,087,000).

     In conjunction with the SOFTWORKS public offering, the remaining shares of SOFTWORKS common stock owned by the Company have been placed in a voting trust. The voting power of the trust is held by three trustees who are members of the Board of Directors of SOFTWORKS. One trustee is the C.E.O. and President of the Company. The remaining two trustees are SOFTWORKS directors who do not have a significant financial interest in the Company, one of which is the Chairman of SOFTWORKS. The agreement provides that upon a change in either of the remaining two trustees, the non-Company stockholders have control of the selection of the successor director/trustee. This agreement remains in effect as long as the Company continues to own at least 25% of SOFTWORKS.

     For financial reporting purposes, the assets, liabilities and operations of SOFTWORKS will continue to be included in the Company's consolidated financial statements. As of September 30, 1998, the Company owns 68.5% of SOFTWORKS. The public's interest in SOFTWORKS is reflected in the consolidated balance sheet and results of operations as minority interest.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997


   10.EARNINGS PER SHARE

     For 1997, outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be antidilutive. For 1998, the Company's dilutive instruments are "in the money" stock options with various exercise dates and prices as well as certain contingent stock issuances (which were issued prior to June 30, 1998). The Company uses the treasury stock method to calculate the effect that the conversion of the stock options would have on earnings per share. The following table sets forth the computation of basic and diluted earnings per share.


                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                               1998        1997         1998         1997
                               ----        ----         ----         ----

(Thousands except per share data)

Numerator:
Net Income (Loss)             $10,892   $(4,780)       $8,728    $(12,999)
                              =======   =======        ======    ========
Denominator:
wtd avg Shares Outstanding
(Denominator for Basic EPS)    17,811    11,745        15,595      10,690

  Effect of Dilutive Securities/
  Stock Options                   197       N/A           483         N/A
  Contingent Stock issuances        0       N/A           286         N/A
                              -------   -------       -------     -------
Denominator for Diluted EPS    18,008    11,745        16,085      10,690
                              =======   =======        ======    ========

Basic Net Income (Loss) EPS     $0.61    $(0.41)        $0.56     $(1.22)

Diluted Net Income (Loss) EPS   $0.60    $(0.41)        $0.53     $(1.22)


     11. BENEFIT FROM INCOME TAXES

     The  Company  accounts  for  income  taxes  under  Statement  of  Financial
Accounting  Standards No. 109,  "Accounting  for Income Taxes" ("SFAS No. 109").
SFAS No. 109 requires the determination of deferred tax assets nd liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. SFAS No. 109 requires that the net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

     Through August 4, 1998, the results of the Company's U.S. operations conducted through its SOFTWORKS subsidiary have been included in the Company's consolidated Federal income tax returns. However, separate provisions for income taxes have been determined for SOFTWORKS' wholly-owned foreign subsidiaries that are not eligible to be included in the U.S. Federal income tax returns. As a result of the initial public offering of SOFTWORKS (Note 9), the Company's ownership of SOFTWORKS is reduced below 80% and SOFTWORKS is no longer eligible to be included in the Company's consolidated Federal income tax returns.
Accordingly, since the future realization of the SOFTWORKS' component of the deferred tax asset ($902,000 as of August 4, 1998) is no longer uncertain, the related valuation allowance has been eliminated.

     It is expected that the Company will utilize a portion of its available net operating loss carryforwards to substantially reduce the taxable income resulting from the gain on partial disposition of SOFTWORKS.


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997


BUSINESS DESCRIPTION

     Computer Concepts Corp. and subsidiaries (the "Company")  design,  develop, market and support  information  delivery software products,  including end-user data access tools for use in personal  computer and  client/server  environments and systems management  software products for corporate  mainframe data centers.
The Company created a "professional  services"  division in 1997. For a fee, the
Company  assists  in the  design,  construction  and  installation  of  building technology systems,  including the reselling of computer hardware. The Company's professional  services  organization also provides systems management  services,
including  training,   implementation  of  software,   and  staff  augmentation.
Additionally,  effective June 30,1998,  the Company  completed an acquisition of software  and related  sales and  marketing  rights which is designed to provide non- computer literate owners (e.g.  parents) the ability to identify threats as well as  objectionable  material which may be viewed by users of the computer on the internet (e.g. children) . See Note 8. The Company's principal market is the
United  States.   Overseas  revenue  is  principally   generated  from  European
subsidiaries and distributors.

     The Company  currently  consists of three operating units or product lines:
d.b.Express , SOFTWORKS,  and professional  services unit. With the consummation of the  acquisition  of the software  technology and related sales and marketing rights effective June 30, 1998, the Company has grown to four units. d.b.Express provides businesses with a simple, fast, low-cost method of finding, organizing, analyzing and using information  contained in databases through a visually-based proprietary  software tool.  SOFTWORKS,  provides  systems  management  software
products  that  optimize   mainframe   system   performance,   reduce   hardware
expenditures,   and  enhance  the  reliability  and  availability  of  the  data processing  environment.  During 1997, the Company  commenced  operations of the professional  services  unit. The Company  employs an individual,  formerly with
I.B.M.,  having  expertise  in this  field  and  intends  to  capitalize  on his experience and competency in order to create a unique  infrastructure to support an extensive selection of services and vendors.  The professional  services unit will offer solutions, support and strategies to solve various business crises in
such  areas  as:  selection  of  hardware,  network  determination,   help  desk
applications,  wiring/cabling, LAN connections,  moves/adds/changes, and project management. It can also provide training,  implementation of software, and staff augmentation.  Additionally, this unit will oversee new installations as well as offering on-site  component  repair.  The newly acquired software is designed to provide non  computer  literate  owners  (e.g.  parents) the ability to identify threats as well as  objectionable  material  which may be viewed by users of the computer on the internet (e.g. children) . Orders for the initial version of the product began shipping in November,  1998. The method of revenue recognition for each unit, will be dependent upon the type and manner of service provided and or the terms of product sales.


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997


RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1998 Compared With September 30, 1997

     Total revenue for the quarter ended September 30, 1998, $12,750,000, reflects an increase of $5,784,000, or 83% when compared to $6,966,000 for the same period last year. A significant factor contributing to this growth was software license revenue increasing 89% or $3,851,000. The introduction of new products, services and enhancements as well as an expanding global sales force are major contributors to the growth. Additionally, revenue generated during the three months ended September 30, 1998, from professional services increased
$1,881,000  to  $1,926,000  when  compared to $45,000 for the three months ended
September 30, 1997. While there can be no assurances, the Company believes that this revenue growth should continue due in part to planned product enhancements, new released product line, continued global expansion, and an increased sales force. When comparing the nine months ended September 30, 1998, to 1997, revenue increased $11,924,000, or 60%, from $19,931,000 to $31,855,000.

     The cost of revenue - software licenses, as a percentage of software license revenue, decreased from 6% of software license revenue for the quarter ended September 30, 1997, to 5% for the quarter ended September 30, 1998. The cost of revenue- software licenses consists primarily of royalties paid to Company developers and to third parties. Cost of revenue - maintenance, for the three month period ended September 30, 1998, as a percent of maintenance revenue increased 11 percentage points to 67% from 56% when compared to the three months ended September 30, 1997. The increase is primarily attributable to additional payroll and related costs. Cost of revenue - professional services, stated as a percent of professional services revenue, for the three months ended September
30, 1998 was 89% an increase of 4% as compared to the three months  period ended
September 30, 1997. The increase in dollars in cost of revenue - professional services is consistent with the increase in its revenue.

     Research and  development  costs for the three month period ended September
30, 1998, increased approximately $92,000 over the same period last year, and increased $195,000 to $3,316,000 for the nine months ended September 30, 1998, from $3,121,000 for the prior year nine month period.

     Sales and marketing expenses increased by $1,396,000 to $7,216,000 for the three months ended September 30, 1998 when compared to $5,820,000 incurred for the same period in 1997. The increase was primarily due to increased commission expenses resulting from increased sales, and increased personnel costs due to the expanded sales organization. However, as a percentage of total revenue, sales and marketing costs decreased from 84% for the three months ended
September  30, 1997 to 56% for the three month period ended  September 30, 1998.
For the nine month period ended September 30, 1998, sales and marketing expenses increased $6,466,000 when compared to the nine months ended September 30, 1997, primarily due to the factors mentioned above. As with the three month period ended September 30, 1998, the nine month period ended September 30, 1998, sales and marketing, when viewed as a percentage of total revenue, decreased from 65% to 61%. While sales and marketing costs have risen, the Company believes the increases are necessary in order to maintain, and in some instances gain market presence. The Company anticipates a continued growth in spending to continue for the remainder of 1998, due to additional personnel and related costs associated with the planned growth and pursuit of new market opportunities.


RESULTS OF OPERATIONS (Continued)

Three and Nine Months Ended September 30, 1998 Compared With September 30, 1997
   (Continued)

     General and administrative costs increased $616,000 to $3,136,000 for the three months ended September 30, 1998, when compared to the three months ended
September  30,  1997,  of  $2,520,000,and  $875,000  for the nine  months  ended
September 30,1998, when compared to the nine month period ended September 30, 1997 . Major factors contributing to the increase are expanded staffing levels which the Company believes necessary in order to support its growth plus additional costs associated with the initial public offering of SOFTWORKS in August, 1998.

     Amortization and depreciation increased by $932,000 from $546,000 for the three months ended September 30, 1997, to $1,478,000 for the three months ended
September 30, 1998. This increase is due to primarily to increases in purchased software and goodwill (See Notes 4 and 8).

     Gain on partial disposition of subsidiary - see Note 9.

     Interest expenses incurred during the quarter ended September 30, 1998, of $173,000 consist primarily of charges relating to the convertible debenture, which was repaid in August, 1998, and imputed interest charges resulting from the calculation of the present value of minimum annual royalties for purchased technologies for resale. (See Notes 2 and 4).

     Benefit from income taxes - See Note 11


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997

FINANCIAL CONDITION AND LIQUIDITY

     While the Company has reported net income of $10,892,000 and $8,728,000 for the three and nine months ended September 30, 1998, respectively, it has incurred consolidated losses from operations of $4,507,000 and $12,739,000, for the same respective periods. Further, the Company has incurred consolidated net losses of $12,385,000, $18,953,000 and $18,365,000 for the years December 31,
1997, 1996, 1995, respectively. As a result of the partial disposition of one of its subsidiaries, SOFTWORKS, Inc., ("SOFTWORKS") the Company recognized a gain of approximately $22,466,000 during the nine month period ended September 30, 1998 (See Note 9). For the nine month period ended September 30, 1998, net cash used in operating activities was $7,118,000, reflecting the above net income offset by various non-cash items which aggregate $9,144,000, the $22,466,000 gain referred to above, and a net change in (cash provided by) operating assets and liabilities of $2,524,000. The Company's cash requirements were primarily financed through the partial disposition of SOFTWORKS, the sale of restricted common stock, the exercises of stock options, and proceeds from the issuance of a convertible debenture.

     The Company does not maintain a comprehensive credit facility with any financial institution, although the Company is actively seeking to obtain a secured line of credit. The Company has continued to incur significant expenditures with respect to the development and marketing of its d.b.Express technology without generating any significant revenue. As a result of continued operating losses and the use of significant cash in operations, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

     Management's plans to remain a going concern require additional financing until such time as the Company achieves positive cash flows from operations including the successful exploitation of the Company's d.b.Express technology as well as its newly acquired software product (See Note 8). The Company's current source of operating revenue continues to be primarily derived from SOFTWORKS.
The Company has incurred significant losses (both cash and non-cash expenses) as a result of the development and marketing of the d.b.Express technology.
Nevertheless, management believes that its proprietary d.b.Express technology has significant potential in several areas and solves certain significant business issues in the telecommunications and Internet related markets. In order to realize the potential of this technology, the Company is vigorously continuing its efforts to enter into sales or license agreements of its d.b.Express technology as well as its world wide web hosting services.
Management believes that the successful exploitation of: i.- the d.b.Express technology; ii.- projected growth in professional services; and iii.- the newly acquired software product and related marketing rights; among other factors, will eventually enable the Company to achieve positive cash flows from operations and reduce its dependency on cash flows from financing activities.

     In  January,  1998,  the  Company  consummated  the  sale of  approximately
$1,978,000 (net of expenses of approximately $162,000) of restricted common stock. In May, 1998, the Company obtained approximately $1,925,000 (net of fees and commissions of approximately $75,000) from the sale of a convertible debenture. The debenture would have matured on August 28, 1998. In August, 1998, prior to maturity, the Company repaid the debenture plus interest aggregating approximately $2,460,000. Although the Company increased cash by approximately
$20,000,000  in  August,  1998,  through  the sale of  3,200,000  shares  of its

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997



FINANCIAL CONDITION AND LIQUIDITY Continued

SOFTWORKS subsidiary (See Note 9), until such time as sufficient cash flows are generated from operations, additional financing will be necessary. There can be no assurances that the Company will be able to obtain sufficient financing or will be successful in achieving positive cash flows from operations in order to execute its business plan.

YEAR 2000 ISSUES

     Background.   Some  computers,   software,   and  other  equipment  include
programming  code in which calendar year data is abbreviated to only two digits.
As a result of this design decision, some of these systems could fail to operate or fail to produce correct  results if "00" is interpreted to mean 1900,  rather than 2000.  These  problems  are widely  expected to increase in  frequency  and severity  as the year  2000  approaches,  and are  commonly  referred  to as the
"Millenium Bug"or "Year 2000 Problem".

     Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts are not expected to be material to the Company's overall financial position, or any year's results of operations, there can be no assurance to this effect.

     SOFTWORKS has obtained  certification  of its processes to assess Year 2000
Problems from the Information  Technology Association of America (ITAA). Because
the Company's business involves software development, the Company has not sought
further   verification  or  validation  by  independent  third  parties  of  its corrections of Year 2000 Problems. However, the Company's Year 2000 project team is reviewing the Company's  project plans and monitoring  progress against those plans.

     Software Sold to Consumers. The Company believes that it has substantially identified and resolved all potential Year 2000 Problems with any of the software products it develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000
Problems affecting the Company's software products have been identified or corrected due to complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

     Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process before the end of 1998.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997

YEAR 2000 ISSUES -Continued

     Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year
2000 Problem on its office and facilities equipment.

     The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

     Suppliers. The Company has initiated communications, including surveys, with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company does not anticipate any significant Year 2000
Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers.
Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

     Most Likely  Consequences  of Year 2000  Problems.  The Company  expects to identify  and resolve all Year 2000  Problems  that could  materially  adversely affect its business  operations.  However,  management  believes  that it is not possible  to  determine  with  complete  certainty  that all Year 2000  Problems affecting the Company have been  identified or corrected.  The number of devices that could be affected and the  interactions  among these devices are simply too numerous.  In  addition,  one  cannot  accurately  predict  how many  Year  2000
Problem-related  failures  will occur or the  severity,  duration,  or financial consequences  of these  perhaps  inevitable  failures.  As a result,  management expects that the Company could likely suffer the following consequences:

     1. a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and

     2.   a  lesser  number  of  serious   system   failures  that  may  require
          significant  efforts  by the  Company  or its  clients  to  prevent or alleviate material business disruptions.

    Contingency Plans. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the end of 1998. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual work-arounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        For the Three and Nine Months Ended September 30, 1998 and 1997

YEAR 2000 ISSUES -Continued

    Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.

    Disclaimer. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements.
The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.





Safe Harbor Statement
---------------------
Certain information contained in this quarterly report, particularly information regarding  future  economic  performance  and finances,  plans and objectives of management,  is forward-looking.  In some cases,  information  regarding certain important  factors that could cause actual results to differ materially from any
such  forward-looking   statement  appear  together  with  such  statement.  The
following  factors,  in addition  to other  possible  factors not listed,  could affect the Company's actual results and cause such results to differ  materially from those  expressed in forward- looking  statements.  These  factors  include competition  within the computer  software  industry,  which  remains  extremely intense,  both domestically and internationally,  with many competitors pursuing price  discounting;  changes in  economic  conditions;  the  development  of new technologies  and/or  changes in  operating  systems  which  could  obsolete  or diminish the value of existing  technologies  and  products;  personnel  related costs; legal claims; risks inherent to rolling out new software and new software technologies; the inability to maintain of adequate financial resources to carry out the Company's current business plan in regard to the d.b.Express technology;
the  potential  cash and  non-cash  costs of raising  additional  capital or the possible failure to raise necessary  capital;  changes in accounting  principles applicable  to the  Company's  activities  and  other  factors  set forth in the
Company's filings with the Securities and Exchange Commission.

                COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      PART II - OTHER INFORMATION

For the Three and Nine Months Ended September 30, 1998 and 1997


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

    For the Three and Nine Months Ended September 30, 1998 and 1997



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER CONCEPTS CORP.


/s/ Daniel DelGiorno, Jr.
Daniel DelGiorno Jr.       President, C.E.O. Treasurer,     November 19, 1998
                           Director


/s/ George Aronson
George Aronson            Chief Financial Officer            November 19, 1998

