Form 10-K
period 1998-12-31
COMPUTER CONCEPTS CORP /DE
filed 1999-03-31
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26 1999, there were 20,370,837 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $30,556,000 based on the closing sale price of the Common Stock as quoted on the NASDAQ on such date.

                     Computer Concepts Corp and Subsidiaries
                 Form 10-K for the Year Ended December 31, 1998

                                Table of Contents


PART I
                                                                    PAGE
                                                                    ----

       ITEM 1    Business                                              3

       ITEM 2    Properties                                           13

       ITEM 3    Legal Proceedings                                    13

       ITEM 4    Submission of Matters to a Vote
                 of Security Holders                                  15

PART II
       ITEM 5    Market for Registrant's Common Equity
                 and Related Stockholder Matters                      16

       ITEM 6    Selected Consolidated Financial Data                 17

       ITEM 7    Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                                18

       ITEM 7a   Quantitative and Qualitative Disclosures
                 About Market Risk                                    23

       ITEM 8    Financial Statement and Supplementary Data           23

       ITEM 9   Changes in and Disagreements with
                Accountants on Accounting and Financial Disclosure    23

PART III
       ITEM 10  Directors and Executive Officers of the Registrant    24

       ITEM 11  Executive Compensation                                26

       ITEM 12  Security Ownership of Certain Beneficial Owners and
                Management                                            28

       ITEM 13  Certain Relationships and Related Transactions        28

PART IV
       ITEM 14 Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                            29

SIGNATURE                                                             31

Item 1.  BUSINESS

        INTRODUCTION

     The Company was organized under the name Unique Ventures, Inc. as a "blind pool" public company, under the laws of the State of Delaware on August 27, 1987, and changed its name to Computer Concepts Corp. in 1989. Computer Concepts Corp. and its subsidiaries (hereinafter referred to as "Computer Concepts" or the "Company") operate in the computer software industry segment and design, develop, market and support information delivery software products, including end-user data access tools for personal computers and client/server environments, and develop, market and support systems management software products for corporate mainframe data centers. During 1997, a new business unit commenced operations which is designed to provide a wide array of information technology, support and services. In 1998, the Company acquired software technology rights as well as certain marketing rights for a system which monitors internet usage. The Company has been built through a combination of development, acquisitions and a strategic partnership.

     During the years 1989 through 1992, the Company was primarily engaged in research and development activities regarding its primary product,"d.b.Express." During 1993, the Company began to expand its product, sales, marketing and administrative activities, and began the transition from a research and development-oriented company into a market-driven software products business. In 1994, the Company continued the process of evaluating its businesses and determining where its strategic focus and financial and management resources should be directed, and as a result, the Company adjusted the value of certain assets to reflect their net realizable value and management's current operating plan. In 1995, the Company decided to focus its activities on Softworks, Inc. and the exploitation of the parent Company's d.b.Express software technology. As such, in 1996, it sold its "Superbase" technology assets and in 1997 sold the net assets of its MapLinx Inc. subsidiary.

     See Note 3 of Notes to Consolidated Financial Statements for the year ended
December  31,  1998,  for  further   explanations   of  all   acquisitions   and
dispositions.

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

     Effective September 1993, the Company acquired Softworks, Inc. ("Softworks"), a private Maryland company founded in 1977, and an acknowledged leading provider of critical systems management solutions.In August, 1998, Softworks completed a public offering, after which the Company's ownership interest was reduced to approximately 72%. Additional transactions, as described in Note 3 to the Consolidated Financial Statements, further reduced the Company's ownership interestin Softworks to 50.2%. Softworks has over 6,000 licenses of its products in use at over 2,000 installations worldwide, including installations at approximately 87% of the Fortune 100. Softworks' common stock is traded on the NASDAQ National Market under the symbol, "SWRX".

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

     On June 30, 1998, pursuant to an Asset Purchase and Sale Agreement, the Company acquired certain software and related sales and marketing rights. The acquired software technology, marketed under the trade name Bo Dietl's One Tough Computer Cop ("ComputerCop"), is designed to inform non computer literate parents, guardians and alike, what materials, or possible threats to the safety and well being of their children or others has been accessed over the internet, such as objectionable web sites, text, pictures, screens, electronic mail, etc. The Agreement also includes the rights to the use of Richard "Bo" Dietl's name in conjunction with the promotion and endorsement of the software as well as appearances by Mr. Dietl in support of the software in regional and national marketing campaigns. Orders for the initial version of the product began shipping in November, 1998.

     The Company's strategic plan is focused on becoming a preeminent provider of innovative software products which break down barriers between people and data (thereby allowing corporate users to more easily access enterprise-wide data) through sales of existing products and new technologies as well as continuing to support the Softworks' mainframe sector. In addition, this plan includes, among other factors, the exploitation of the Company's proprietary technology, d.b.Express, primarily through the development of several vertical markets. Telecommunications is presently being targeted as one of the first vertical markets. Further, the Company will also focus on the development of its professional services segment as well as the newly acquired technology, ComputerCop.

     PRODUCTS

     d.b.Express

     d.b.Express provides business with a simple, fast, low-cost method of finding, organizing, analyzing and using information contained in databases over the internet. The software employs a unique graphical user interface ("GUI") that enables users to directly access and use information contained in relational and pseudo-relational databases created by many database management systems ("DBMS") on the market. In addition, this proprietary software tool has the ability to directly utilize information obtained from spreadsheets and data in the form of American Standard Code for Information Interchange ("ASCII") files. The technology enables users to analyze millions of records over the
Internet without the need to first download the data being analyzed. Telecommunications industry specific applications of the technology have been developed and is being marketed.

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

     The d.b. Express Internet Information Server is an Internet database information service. This service makes use of its proprietary data access technology by providing Internet access to detail telephone records for customers both in the U.S. and Great Britain. With this service, customers can access via the Internet, numerous telephone call records. Data can be visually presented using the Company's patented data visualization technology. The technology provides users with a "Filescape"TM (an all encompassing picture of data similar to a landscape picture) from which users are able to perform point-and-click, ad hoc queries in order to discover anomalies, trends and misuse of their data, and, if desired, infinite drill down to individual detail records. This is accomplished within seconds, rather than hours, which the Company believes could create cost savings and operational efficiencies. Customers are able to review and analyze their telephone usage at the detail level, and are able to review and, if desired, print standard pre-generated reports, ad hoc reports based on predefined templates, or define and review/print their own and ad hoc reports, all without taking delivery of the large volume of data required. In order to meet the archival requirements of customers, the Company produces CDs of each month's billing details. In order to provide this service, the Company has put into place a comprehensive data center. The service is available on a seven day/24 hour a day basis.

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

     Works in Common Operating Environments

     d.b.Express operates in virtually all file server and peer-to-peer networking environments providing data to Microsoft Windows and Windows NT workstations. Computer Concepts, through technology synergies afforded by Softworks, is designing extensions to d.b.Express that can be installed on mainframes. The ability to operate on mainframes would open substantial new markets for the application of d.b.Express.

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

     Softworks' Systems Management Software Products

     Softworks provides automated systems management solutions to help organizations more efficiently and effectively manage their IT infrastructure. Their software incorporates intelligent agent technology to perform system and data management and analysis tasks across multi-platform environments. By applying Softworks technology, customers are able to maintain high standards of service delivery and respond more easily to the rapid introduction of new technologies. The products are designed to enable its customers to exploit the most application-appropriate processor without incurring the expense of maintaining multiple teams of technology specialists for each operating system platform.

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

Softworks' current systems management product offerings include:

     Integrated Storage and Performance Management Solution. Softworks provides integrated Arenas for both storage and performance management. They believe that many organizations want an integrated suite of products to address their storage and performance needs, and theirs solutions provide the functionality and scalability that is typically required. Their solutions are designed to optimize system and application performance, and enhance the reliability and availability of the data processing environment for enterprises that employ large system, UNIX and/or NT computing environments.

     Automated Responses to Systems Management Requirements. In contrast to conventional systems management solutions which merely provide reporting and monitoring capabilities, Softworks' new generation of products provide proactive alerts, programmed responses and automated corrective actions. This use of automation enables organizations to employ fewer specialized technicians to manage the increasing volume and complexity within the enterprise computing environment, thereby enabling IT personnel to focus more of their time on other mission-critical systems management tasks. "Proactive alerts" detect system events and abnormalities and alert the user to potential system, application or data availability issues. Their products probe system resources to determine if key storage and performance indicators are within acceptable ranges. If an "out of reasonable range" condition is detected, the products offer three alternative, but not mutually exclusive, responses. The products can (i) notify the management console or appropriate network or system monitoring software;
(ii) automatically correct the issue using "pre-programmed responses" which enable the user to programmatically tell the product what to do in the event that a particular condition is detected; or (iii) guide the user through "automated corrective actions" which present the user with one or more alternative responses to the condition and guide the user through the corrective action.

     Application of "Best Practices" to a Multi-Platform Environment. Softworks' solutions are designed to enable the centralized control of disparate applications and platforms, thereby facilitating the implementation of an organization's "best practices" across multi-platform environments. The solutions operate efficiently in multi-platform environments by using embedded intelligent agents which recognize and respond to the particular requirements of each specific operating system.

     Reduced Cost of Systems Management. Softworks' solutions are designed to reduce the overall cost of managing an organization's IT infrastructure through a combination of advanced products and technology with comprehensive service and support. Their SST technology is specifically designed to enable customers (i) to minimize the amount of intervention by IT personnel, thereby enabling them to focus on other mission-critical systems management tasks, and (ii) to facilitate system availability 24 hours per day, seven days per week. Furthermore, their solution often reduces hardware expenditures by permitting organizations to defer purchases of CPU and storage upgrades.

     Using   their   proprietary   SST   development   methodologies   and  core
technologies,  Softworks  has  developed  products  which are grouped  into four
Arenas:

     Performance Management Arena:

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

     Data and Storage Management:

     The DataStor Arena products are a crucial resource for improving the availability, integrity, and recoverability of critical corporate information. Products include CenterStage/MVS and Catalog Solution, the world's premier catalog management and recovery tool.


     Year 2000:

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

     Professional Services:

     Softworks' professional services organization provides implementation, training and consulting services for its own software and that of third party software as well. The Company's professional services unit provides a wide array of information technology, support and services which offer solutions, support, and strategies to solve various business needs in such areas as network determinations, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management, as well as overseeing new installations and offering on-site component repair.

     Computer Cop

     Computer Cop is an Internet monitoring software that enables a parent, guardian or businessman the ability to easily see what the users of their home or office computer have been viewing on the Internet. Today's Internet environment has caused children, and the public at large, to become exposed to objectionable pictures and text as they navigate through the Internet; sometimes intentionally, but many times, unintentionally. In addition, the popularity of Internet "chat rooms", especially those appealing to children, have proven fertile ground for pedophiles to communicate with those children, and, on occasion, to set up clandestine meetings with these children unbeknownst to their parents or guardians.

     When an individual goes "online" the Internet browser "catches" the images and text files at the web address the user has selected and "saves" them to certain directories on the computer's hard drive so as to display these files and images. This browser activity is not apparent to the user. As the user goes to other sites, the browser continues to "catch" and "save" these files. The image and text files remain on the computer's hard drive until the user removes them, either manually or by instructing the browser to do so. It is important to note that it is often in the user's best interest not to remove these files since it improves future download speeds. Speed is key to the enjoyment of the Internet.

     Computer Cop capitalizes on both the browser's "catch" and "save" function and the user's desire for quick- loading web pages. The program, which is completely contained on the CD-ROM and does need to be installed, automatically, upon insertion of CD into the CD-ROM drive, scans the computer's hard drive for files containing words that match the program's library of potentially offensive words and/or phrases and searches for Internet-native images. After scanning, a main viewing window is displayed that subsequently displays the words, phrases and images found. All directions are clearly stated for the user on the display window at all times.

     One of Computer Cop's most dramatic functions is its ability to display text files that have been erased by the home or office user but not yet written over by the computer. The ability to display these files adds to the program goal, which is to give an accurate reflection of the home or office users activities on the Internet. It is an important function to note as it allows Computer Cop to "catch" the computer savvy child or employee who wishes to mask his/her Internet activities by deleting or erasing his Internet files found in Internet browser directories such as cache. These files are displayed in the main viewing window with the words, "Deleted File" noted under the display.

     The Interface, and indeed, the program itself, was designed to be very intuitive and simple to use. The idea was to let the program, which is essentially several utility programs merged into one, do all the work behind the scenes and allow the user, who may possess little or no computer skills, to be informed about his or her child's or employees' Internet activities, without restricting the child's or employees' use.

     Professional Services

     The Company's professional services unit provides a wide array of information technology, support and services which offer solutions, support, and strategies to solve various business needs in such areas as hardware requirements, network determinations, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management, as well as overseeing new installations and offering on-site component repair.

     SALES AND MARKETING

     d.b.Express is currently being marketed to the telecommunications industry, governmental entities, financial services industry, Fortune 1000 companies and OEM s (producers of other software products incorporating d.b.Express technology) in the United States. The Company utilizes a direct sales force and support personnel operating from the Company's headquarters in Bohemia, New York. as well as an indirect network of distributors and resellers.

     During the third quarter of 1998, the Company began its marketing efforts of the technology acquired in June, 1998, under the product name Bo Dietl's One Tough Computer Cop. The product is marketed through an in-house sales force as well as an independent marketing firm. Subsequent to year end, in an effort to expand product exposure, the Company entered into additional distribution agreements. Further, the Company is pursuing the licensing of this technology to various OEMs. Additionally, as part of the acquisition Mr. Dietl, on behalf of the Company, continues to make promotional appearances on major radio and television broadcasts, on such programs as America's Most Wanted, and CNN .

     The professional services business segment has been primarily marketed through the efforts of an individual, formerly with I.B.M., who possesses the necessary experience along with a small in-house support staff.

     Softworks markets its products and services through its worldwide distribution channels which include direct sales personnel, agents, and distributors. Softworks has approximately 115 sales and sales support employees engaged in promoting the licensing of their products and services. In the United States they operate 10 sales offices. Internationally, Softworks has sales offices in Australia, Brazil, Canada, France, Spain, Japan, Germany and the United Kingdom. The U.K. office also covers the Scandinavian and Benelux countries. Softworks' International distributors currently are located in Argentina, Chile, Israel, Korea, Mexico, Peru, Philippines, South Africa,
Thailand, Turkey, Uruguay and Venezuela. All offices are responsible for specific geographic territories that may extend beyond the state, province, or country in which the office is located.

     Softworks' direct sales force is comprised of account managers and sales engineers who, in addition to the sale of their products, are responsible for technical demonstrations, product installation and product implementation. A separate Federal Accounts group specifically targets United States government clients, including end-users and system integrators. In addition to the traditional distribution channels, they have established a web-based interface to allow the purchase and download of UNIX-based products.

     Since 1996, Softworks has actively encouraged customers who have licensed only one or two products to license multiple products and to enter into multi-year maintenance agreements to generate additional revenue and a significant deferred revenue stream.

     The mainframe market has slowed in unit sales, but has grown in processor capabilities measured in Millions of Instructions per Second ("MIPS"). As such, Softworks has adopted a MIPS-based pricing model for mainframe products that enables the company to take advantage of this growth in enterprise servers. Pricing for mainframe products is based on the computational capacity of the CPU s on which the software operates. Pricing for non-mainframe and cross-platform varies from enterprise-wide agreements to "per seat" pricing. Softworks also generates revenue through maintenance and support agreements that are reviewed annually on the anniversary of the original purchase date. The renewal rate for these contracts is over 95%. Other revenue is generated when product licenses are transferred to different/larger CPU s. No customer of Softworks comprised 10% or more of the Company s 1998 consolidated revenue.

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

     MANUFACTURING AND DISTRIBUTION

     The Company currently contracts the manufacture of software diskettes, product documentation and packaging for certain products within its d.b.Express product line as well as Computer Cop to non-affiliated third-party manufacturers. Due to the existence of numerous companies providing manufacture of these items, the Company is not dependent on any one contractor.

     Softworks produces its own tapes and is not dependent on any one contractor for materials.

     RESEARCH AND DEVELOPMENT

     The computer software industry is characterized by rapid technological change, which requires ongoing development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or changes in manufacturers' hardware and software so require.

     The Company believes that its research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of December 31, 1998, the Company's research and development group consisted of 102 employees. The Company seeks to recruit highly qualified employees, and its ability to attract and retain such employees will be a principal factor in its success in maintaining a leading technological position. For the three years ended December 31, 1998, 1997 and 1996, research and development expenses were approximately $11,200,000, $8,800,000 and $5,300,000, respectively. The Company believes that significant investments in research and development are required in order to remain competitive.

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

     The Company believes Computer Cop to be in a highly competitive, low margin segment of the PC software market. The first internet filtering software was introduced in 1995. Since that time a wide variety of software products have become available giving parents, guardians as well as the business world the ability to block and filter various categories of objectionable material. Today, products such as NetNanny, cyberSafe, CYBERsitter, CyberSnoop, GuardiaNet and many others are considered by the Company to be strong competition.

     The Company's professional services unit, operates in a highly price and service sensitive business environment. Potential customers can opt for larger more well established companies such as I.B.M. and Dell or midsize PC resellers/service providers such as Entex, Micros to Mainframes, CompuCom or Infotech for hardware and related services. Additionally,. competition comes from the major consulting services organizations such as Computer Science Corp. or Andersen Consulting. There are several small consulting/cabling/integration firms located throughout the United States.

     Although  the Company  believes  that  Softworks  maintains  a  competitive advantage by bundling its software products to minimize point product competition and by offering products which they believe are unavailable from its competitors, there are no assurances that they can maintain or enhance its competitive position against current and future competitors. Softworks' primary competitors are Sterling Software, Inc. and Boole & Babbage, Inc. in the data and storage management market; Boole & Babbage, Inc. and Computer Associates International, Inc. in the performance management market; and Compuware, Inc. and Viasoft Inc. in the Year 2000 market. The Company believes that its products compete effectively on the basis of quality, functionality, technical support and service, and embedded intelligence and proactive automation. Significant factors such as the emergence of new products, fundamental changes in computing technology and data storage and manipulation platforms and applications and aggressive pricing and marketing strategies by the Company's competitors may affect their competitive position.

     Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial, technical and marketing resources than the Company. There can be no assurance that the Company's current and potential competitors will not develop products that may be or may be perceived to be more effective or responsive to technological change than are the Company's current or future products or that the Company's technologies and products will not be rendered obsolete by such developments. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     EMPLOYEES

     The Company had 331 employees at March 26, 1999, including 127 in marketing, sales and support services, 161 in technical support, (including research and development) and 43 in corporate finance and administration. The Company employs 268 people in the United States and 63 outside of the United
States. The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense, and the Company has experienced turnover in its management group. None of the Company s employees are represented by a labor union. The Company believes that its relations with its employees are good.

     PATENTS AND TRADEMARKS

     The Company has three federally registered trademarks: "CCC" , "d.b.Express" and "dbACCEL" . In addition, the Company received a patent for the proprietary aspects of its d.b.Express technology in 1994, and a second, expanded patent on that technology in 1995, which broadened the claims regarding the product's graphical interface and indexing. The underlying technology for Computer Cop is patent pending. Softworks has received copyrights for their entire product line.

Item 2.  PROPERTIES

     The Company leases various facilities for its Corporate headquarters and subsidiary operations. The Company's two primary facilities are as follows:


Description    Location          Square Footage       Lease term        Annual Rental Cost
-----------    --------          --------------       ----------        ------------------
Corporate      Bohemia, NY          10,000           7/1/94 - 6/30/02       $192,600
Subsidiary     Alexandria, VA       31,000           9/1/94 - 8/31/01       $411,000 (1)

(1) Lease provides for a renewal option for five years at an annual increase of 3% per year, and is renewable at the option of the Company.

The Company also leases an aggregate of approximately 20,000 sq. ft. at an aggregate annual rental of approximately $350,000 in eleven locations throughout North America which are used for sales activities. The Company also maintains international sales offices in Australia, Brazil, France, Spain, Germany, Canada and the United Kingdom.

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

     In July 1995, the Company and certain officers received notification that they had been named as defendants in a class action claim in regard to announcements and statements regarding the Company's business and products.
Although the Company denied any wrongdoing, in an effort to avoid further expense and resolve the uncertainty of litigation, in July 1997 the Company agreed to a Stipulation and Agreement of Settlement ("Stipulation Agreement") of this class action. In February, 1998, the Court entered a final order approving the terms of the Stipulation Agreement. The Company delivered 119,850 shares of its common stock, valued at $500,000. Additionally, the Company and its insurance carrier each paid $350,000, in full settlement of this matter. Accordingly, the Company recorded an $850,000 Unusual Charge to earnings in 1997.

     On June 11, 1996, the Company received notice of entry of a default judgement against it for $1,500,000 and specific performance to effect the registration of common stock held by Merit Technology, Inc. in a matter in which the Company had not been served or received notice (In Re: Merit Technology, Inc., Debtor, U.S. Bankruptcy Court, Eastern District of Texas). On August 13,1996, the default judgement was set aside by the Court. During December 1996, this matter was settled with the Company issuing 10,000 shares of its common stock.

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

     In March 1995, an action was originally commenced against the Company and a number of defendants (Barbara Merkens v Aval Guarantee Ltd., Walter Mennel, J. Forror, A. Faehndreich-Braun, T&M Consulting AG, M. Schmidt, E.G. Baltruschat and Computer Concepts Corp.; United States District Court, Eastern District of New York). In early 1997, after a change in counsel, the plaintiff amended the complaint for a second time, now naming as defendants only the Company and three of its officers. The second amended complaint alleges that certain third parties, unrelated to the Company, transferred certificates representing 1,000,000 shares of the Company's common stock to the plaintiff. The complaint further alleges that such shares were endorsed in blank by the third parties and became bearer securities which were negotiated to the plaintiff by physical delivery. The certificates had not been legally acquired from the Company and the certificates had been reported to the Securities and Exchange Commission by the Company as stolen certificates. Plaintiff has requested validation of the transfer of the certificates and is seeking damages of an unspecified amount, consisting of alleged diminution in market value of the subject shares from 1994 through the date of any judgment in the plaintiff's favor. Discovery has been substantially completed and, unless a summary judgment is granted to one side or the other, this case is expected to go to trial. The Company and its counsel believe that the Company's position regarding the claim has substantial factual and legal support and are vigorously defending the matter. However, the Company is unable to predict the ultimate outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements for any potential losses or potential issuances of common stock.

     In 1995, Fletcher Capital Corp. filed a claim against the Company, its president and several unrelated parties, regarding a claim for an unspecified amount of commissions in the form of options from the Company and cash from the other parties. This matter was settled in February, 1997 with the issuance of 36,000 options exercisable at $3.50 per share, 25,200 shares of common stock (issued January, 1998) and cash payments totaling $31,000.

     During 1999, the Company and certain officers received notification that they had been named as defendants in a class action (case #CV991046, Kassouf, et al. v. Computer Concepts Corp., Daniel DelGiorno, Sr. and Daniel DelGiorno, Jr., U.S. District Court, Eastern District of New York) alleging violations of certain securities laws with respect to the content of certain Company announcements. The Company and its counsel are vigorously defending this matter. However, the Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements for any potential losses or potential issuance of common stock.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual shareholders' meeting, held on December 23, 1998, the shareholders of the Company elected the individuals identified below as the Company's Board of Directors. Their terms expire at the next annual shareholders meeting.

Daniel DelGiorno, Sr., Daniel DelGiorno, Jr., Russell Pellicano,
Jack S. Beige, Esq., Augustin Medina.

The tabulation of the results of the shareholders' vote was:

                                   For                    Withheld
                                   ---                    --------
Daniel DelGiorno, Sr.           14,019,246                 542,127
Daniel DelGiorno, Jr.           14,019,246                 542,227
Russell Pellicano               14,067,145                 535,152
Jack S. Beige, Esq.             14,019,673                 534,695
Augustine Medina                14,019,246                 536,262


     A proposal for the appointment by the Board of Directors of Hays & Co. as the Company's independent certified public accountants for calendar year 1998 was approved by a vote of: 14,067,145 - For; 436,675 - Against; with 492,212 - Abstained.

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK

     The Company's Common Stock has been traded on NASDAQ since September 23, 1992. The following table sets forth the high and low sales prices for the Company s Common Stock by fiscal quarters for the last three years, as restated for the reverse stock split noted above.

     On March 18, 1998, the Board of Directors declared a reverse split at a ratio of 1 for 10 shares with a record date of March 27,1998, and an effective date of March 30,1998. Par value and authorized shares remain unchanged at $0.0001 and 150,000,000 shares respectively. All references to numbers of shares and per share data have been restated for all years presented except where noted so as to reflect the reverse stock split.

                                                 High Bid           Low Bid
                                               -----------         -----------
1996:
    First  Quarter                               28  7/16            17  3/16
    Second Quarter                               20   5/8            10
    Third  Quarter                               13   1/8             5  5/16
    Fourth  Quarter                               7 13/16             3   1/8

1997:
    First Quarter                                10  5/16             5 15/16
    Second Quarter                                7  3/16             5
    Third Quarter                                 7 31/32             3   3/4
    Fourth Quarter                                9  1/16             4 11/16

1998:
    First Quarter                                 5   5/8             3  7/16
    Second Quarter                                7                   3  9/16
    Third Quarter                                 6    1/4            1 15/32
    Fourth Quarter                                3                   1   3/4

1999:
    (Through March 26, 1999)                      2   3/16            1 13/32


     As of March 26, 1999, the total number of shareholders of the Company's Common Stock was approximately 22,300, with 1,680 holders of record, exclusive of shareholders whose shares are held in the name of their brokers or stock depositories which are estimated to be approximately 20,620 additional shareholders.

Item 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the five fiscal years ended December 31, 1998, 1997, 1996,1995 and 1994 are derived from the Company's audited financial statements. To better understand the following financial information, investors should also read the "Management's Discussion and Analysis of Operations." This data should also be read in conjunction with the consolidated financial statements of the Company, related notes, and other financial information included elsewhere in this form 10-K. All numbers are in thousands, except per share amounts.

Consolidated Statements of Operations Data:

                                                   Year Ended December 31,
                                     1998       1997       1996       1995       1994
                                     ----       ----       ----       ----       ----
Revenue                            $61,988     $29,738    $19,030   $16,302    $13,695
                                   -------     -------    -------   -------    -------
Costs of revenue                    21,018       3,663      2,043     7,074      5,537
                                   -------     -------    -------   -------    -------
Gross Margin                        40,970      26,075     16,987     9,228      8,158
Research and development            11,193       8,785      5,347     1,270        521
Sales and marketing                 28,496      17,033     13,038     9,166      5,850
General and administration          12,718       9,111      8,185     8,191      7,936
Amortization and depreciation        4,207       2,386      3,550     4,104      2,452
Unusual charges                        -           686      2,590     1,102      3,178
Reduction in carrying values
   of long-lived assets                -           -          412     3,760        -
                                   -------     -------    -------   -------    -------
Total costs and expenses            56,614      38,001     33,122    34,667     25,474
                                   -------     -------    -------   -------    -------
Operating loss                     (15,644)    (11,926)   (16,135)  (18,365)   (11,779)
Gain on partial disposition
   of subsidiary                    28,785         -          -         -          -
Gain on sale of net assets
   of subsidiary                       -           813        -         -          -
Other income (expense), net           (485)         16        (8)       -         (428)
Interest charge pertaining to
   discount on convertible
   debentures                          -        (1,288)   (2,810)       -          -
Minority interest in earnings of
   subsidiary                        (1,361)       -           -        -          -
                                   -------     -------    -------   -------    -------
Income(loss) before provision
  for income taxes                  11,295     (12,385)  (18,953)   (18,365)   (12,207)
Provision for income tax            (1,748)        -           -        -          -
                                   -------     -------    -------   -------    -------
Net income (loss)                   $9,547    $(12,385) $(18,953)  $(18,365)  $(12,207)
                                   =======     =======    =======   =======    =======
Basic net Income (loss) per share    $0.58      $(1.11)   $(2.66)    $(3.73)    $(5.06)
                                   =======     =======    =======   =======    =======

Diluted net income (loss) per
   share                             $0.56      $(1.11)   $(2.66)    $(3.73)    $(5.06)
                                   =======     =======    =======   =======    =======

Basic weighted average common
   shares outstanding               16,523      11,163     7,130      4,921      2,411
                                   =======     =======    =======   =======    =======

Diluted weighted average
   common shares outstanding        17,031      11,163     7,130      4,921      2,411
                                   =======     =======    =======   =======    =======


                                                   Year Ended December 31,
                                     1998       1997       1996       1995       1994
                                     ----       ----       ----       ----       ----

Consolidated Balance Sheet Data:
Cash and cash equivalents           $8,176    $   778     $5,675    $  579      $  501
Working capital (deficit)           27,569      1,412      2,809    (2,998)     (3,590)
Total assets                        91,902     39,298     27,671    16,081      21,609
Long term debt, less current
   portion                           1,403      1,395        526       800         695
Minority interest                    8,503        -          -         -           -
Shareholders' equity                34,016      9,667      9,524     2,009       7,839

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Financial Condition and Liquidity

     Prior to 1998, the Company incurred substantial consolidated losses and used substantial amounts of cash in operating activities, which were primarily financed through private placements of common stock and convertible debentures. During 1998, the Company's use of cash in its operations, was primarily financed through Softworks' initial public offering from which the Company received approximately $19,419,000. In December, 1998, the Company sold additional shares of Softworks' common stock for a $5,000,000 promissory note, which was fully paid in February, 1999. In addition, the Company received net proceeds of $5,228,000 from the sale of the parent Company's common stock and exercise of options as well as $1,925,000, representing the net proceeds of the sale of a debenture (which was repaid on a timely basis, in August, 1998). At December 31, 1998, the Company had working capital of $27,569,000 and as of March 26, 1999, the Company had cash and cash equivalents of approximately $ 12,300,000 (unaudited).

     Net Income for the year of $9,547,000 was offset by various non-cash items, primarily Company and Softworks common stock and options issued for services of $9,014,000, amortization and depreciation of $4,726,000, the minority interest in Softworks of $1,361,000 and the gain of $28,785,000 on the partial disposition of Softworks. Increases in operating assets and liabilities of $13,343,000 was another primary factor which accounted for the net cash used in operating activities of $17,871,000 .

     Net cash provided by investing activities of $15,295,000 was offset by, among other factors, the acquisition of additional property and equipment of $2,721,000, the development and / or purchase of software technologies of $900,000, as well as additional consideration for Softworks of $678,000. These uses of cash were primarily financed with the proceeds from the initial public offering of Softworks, of $19,419,000.

     During November, 1998, the parent Company entered into an Accounts Receivable Purchase Agreement, whereby the Company from time to time may, on a full recourse basis, assign some of their accounts receivable. Upon specific invoice approval, an advance of 85% of the underlying receivable is provided to the Company. The remaining balance (15%), less an administrative fee of approximately 1/2% plus interest at the rate of 1-1/2% per month, is paid to the Company once the customer has paid. This agreement expires in November 1999. The entire balance due was repaid in the first quarter of 1999. See Note 9.

     Management's strategic plan is focused on becoming a preeminent provider of innovative software products, which break down barriers between people and data through sale of existing products and new technologies. The Company is currently focusing on four general product categories:

     1. To continue to exploit the d.b.Express technology through continued development of several vertical markets;
     2. To further  develop its Softworks product line;
     3. Continue to develop its Professional  Services  division;  and
     4. Capitalize on the growth of the Internet and parents' need to monitor their children's activities through the sale of Computer Cop.

     While management believes that its plan will ultimately enable them to achieve positive cash flows from operations, until such time, additional cash may be necessary to implement such plan. Although there can be no assurances, management has several alternative sources to fund the development of its plan, including additional debt and equity financing (if necessary), or additional sales of its investment in Softworks common stock, which, as a consequence of Softworks initial public offering, became a readily marketable asset. Since the Company's ownership interest in Softworks is currently 50.2%, any additional sales of its investment would reduce the Company's ownership interest to below 50%. Additionally, the financial results of Softworks would no longer be consolidated with the Company, and, accordingly, the Company's financial presentation would be significantly altered.

     Results of Operations

     Fiscal 1998 Compared to Fiscal 1997

     During 1998, the Company more than doubled its total revenue, increasing $32,250,000 to $61,988,000 from 1997's level of $29,738,000. Record volume was achieved in software license revenue, increasing $13,905,000 or 77.7 % to $31,795,000 in 1998, from $17,890,000 in 1997. The increase was primarily due to the increased sales of Softworks products resulting from continued expansion of its worldwide sales force, the conversion from CPU-based pricing to MIPS-based pricing and the introduction of Resource Availability into the DataStor Arena. During 1998, MIPS-based licenses accounted for 74% of new Softworks sales. Sales in the DataStor Arena accounted for 59% of total software license revenue in 1998 and 1997. Software license revenue from the Performance Arena accounted for 32% of total software license revenue in 1998 and 1997. License revenue from the Year 2000 Arena accounted for 5.3% of total software license revenue in 1998 and 3.5% in 1997. International revenue increased 85.9% to $8,798,000 in 1998 from $4,732,000 in 1997. This increase is attributable to the continuing international expansion of Softworks. Effective June 30, 1998, the Company completed the acquisition of certain software, known as Computer Cop, and related sales and marketing rights. In conjunction with the sales and marketing efforts also obtained in the acquisition, the Company released the initial version of this technology during November, 1998. According to the Statement of Financial Accounting Standards No 48, "Revenue Recognition When Right of Return Exists", ("SFAS 48"), recognition of revenue for products of this nature require, among other factors, the elimination of rights of return. Accordingly, the recognition of revenue has been delayed until all the requirements of SFAS 48 are met.

     Maintenance revenue increased 5.2% to $10,503,000 in 1998 from $9,980,000 in 1997. This increase is attributable to overall growth in license revenue and renewals of maintenance contracts by the installed customer base.

     The Company commenced operations of its Professional services unit during 1997. Professional services principally offers solutions, support, and strategies  to  solve  various  business  crises  in  such  areas  as:  hardware requirements, network determinations, help desk applications, programming/programmer services, wiring/cabling, LAN connections, moves/adds/changes, and project management, as well as overseeing new installations and offering on-site component repair. This unit increased in revenue more than tenfold, from $1,868,000 in 1997 to $19,690,000 in 1998. Approximately $14,878,000 of Professional services 1998 revenue was attributable to one customer. The overall business line is extremely competitive, and as such, the gross margin for this business segment is approximately 10.4%. Further, it is difficult to predict future revenue.

     Cost of software license revenue includes royalties paid to Softworks employee developers and to a third party under a licensing agreement, amortization of capitalized software development costs and costs of shipping and fulfillment. Cost of software license revenue for the year ended December 31, 1998 of $1,978,000 represents an increase of $812,000 over the prior year amount of $1,166,000. Stated as a percentage of software license revenue, the
$1,978,000 is 6.2%, a slight decrease from the prior year of 6.5%. Cost of maintenance revenue, stated as a percentage of revenue, increased 4.3 percentage points during 1998, from 9.0% in 1997 to 13.3% in 1998. The cost of professional services, as a percentage of revenue, increased slightly from 85.5% in 1997 to 89.6% in 1998. When comparing the Company's total cost of revenue ($21,018,000 in 1998 to the prior year amount of $3,663,000), as a percentage of total revenue, there is a significant increase - 33.9% as compared to 12.3% for the prior year. This is due primarily from the higher cost of revenue associated with the professional services segment.

     Research and development expenses include salaries and related costs for software developers, quality assurance and documentation personnel involved in the Company's research and development efforts. Research and development increased 27.4% to $11,193,000 in 1998 from $8,785,000 in 1997. The increase is primarily attributable to an increase in personnel necessary to support the Company's research and development efforts.

     Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. As a percentage of revenue, sales and marketing expenses decreased to 46.0% in 1998 from 57.3% in 1997. The actual costs increased $11,463,000 to $28,496,000 in 1998, from $17,033,000 for the prior year. Approximately $7,229,000 of this increase related to Softworks. This increase was attributable primarily to increased commission expenses resulting from increased sales, and increased personnel costs resulting from growth in the Softworks sales organization. In addition, the opening of the international sales offices of Germany, Australia and Spain and one domestic sales office contributed to an increase in certain fixed costs over 1997. Approximately $2,892,000 of the total sales and marketing increase related to the marketing of d.b.Express and approximately $1,760,000 related to the marketing of Computer Cop (which commenced at the end of the third quarter in 1998), offset by the elimination of $418,000 of 1997 MapLinx expenses.

     General and administrative expenses include administrative salaries and related benefits, management fees, recruiting and relocation expenses, as well as legal, accounting and other professional fees. General and administrative expenses rose $3,607,000 from $9,111,000 in 1997 to $12,718,000 in 1998. The increase in general and administrative expenses was principally due to an increase in finance and administrative personnel necessary to support the Company's growth.

     Amortization and depreciation expense increased $1,821,000 to $4,207,000 in 1998. The amortization of the technology acquired during the year accounting for approximately $1,450,000 of the increase.

     Gain on partial disposition of subsidiary of $28,785,000 represents the gain associated with the initial public offering of Softworks as well as the sale and exchange of additional Softworks common stock as further described in
Note 3 to the Consolidated Financial Statements.

     Minority   interest   expense  of   $1,361,000   represents   the  earnings
attributable to the separate public ownership of Softworks, which was a wholly owned subsidiary of the Company until June 30, 1998.

     Fiscal 1997 Compared to Fiscal 1996

     Revenue reached a record high for the Company, rising $10,708,000 or 56.3% to $29,738,000 for the year ended December 31, 1997, over the prior year's $19,030,000. The primary factors contributing to this growth include: (i) an increase in Softworks' revenue of $10,245,000, due, in part, to an increase in processor capabilities measured in Millions of Instructions per Second ("MIPS"); and (ii) a newly formed business unit which is designed to provide a wide array of information technology, support and services. This unit known as Professional Services, ("professional services") generated revenue of $1,868,000. Professional services . A loss of revenue of $1,642,000 was due to the sale of Maplinx subsidiary.

     Cost of Revenue - software licenses of $1,166,000, represents a $157,000 decrease over last year. Additionally, when viewed as a percentage of revenue, the decrease also represents a decrease of 5.4 percentage points (6.5% for 1997 vs. 11.9% for 1996). The Company anticipates this trend to continue for the foreseeable future.

     During 1997, sales and marketing expenses increased $3,995,000 to $17,033,000 from $13,038,000 for the year ended December 31, 1996. This increase was due, in part, to expanded global operations, as well as increased marketing efforts of the Company's wide breadth of products, (d.b.Express, professional services and Softworks suite of products, known as Softwork SavanTechnology, which includes the Year 2000 suite) of $5,591,000. These costs were offset by the sale of Maplinx which generated savings of $1,025,000.

     General and administrative expenses increased $926,000 or 11.3%, to $9,111,000 for the year ending December 31, 1997 as compared to $8,185,000 for the year ended December 31,1996. The increase at Softworks was $645,000, while corporate overhead / d.b.Express increased $693,000 offset by savings associated with the sale Maplinx of $390,000.

     Research and development costs increased significantly during 1997, nearly 65%. The $8,785,000 represents a $3,438,000 increase over the prior year's $5,347,000. This increase is primarily due to Softworks' evolving "Y2K" and multi-platform technology, as well as to the development of the d.b.Express Java based internet applications software, which is the underlying technology of the Company's recently announced agreement with British Telecommunications, plc.

     See Note 13 to the Consolidated Financial Statements for a discussion of unusual charges incurred for the years ended December 31, 1998, 1997 and 1996 respectively.

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

     Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts is not expected to be material to the Company's overall financial position, or any year's results of operations, there can be no assurance to this effect.

     The Company has obtained certification of its processes to assess Year 2000 Problems from the Information Technology Association of America (ITAA). Because the Company's business involves software development, the Company has not sought further verification or validation by independent third parties of its corrections of Year 2000 Problems. However, the Company's Year 2000 project team is reviewing the Company's project plans and monitoring progress against those plans.

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

     Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process before the end of June, 1999.

     Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment and expects to complete such assessment by the June, 1999.

     The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

     Suppliers. The Company has initiated communications, including surveys, with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over responses to its inquiries and the actions of these third party suppliers. Thus, while the Company does not anticipate any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all of their Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

     Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer the following

A. a significant number of operational inconveniences and inefficiencies for the Company and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities; and

B. a lesser number of serious system failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions.

C. the inability to determine with any degree of certainty, the changes if any, in buying habits of its current and potential customers due to their concerns over Year 2000 issues.

     Contingency Plans. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the end of June 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

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

Item 8.  FINANCIAL STATEMENTS

     The financial statements and exhibits to Form 10-K are included beginning on Page F-1 and are indexed under Items 14(a), 14 (b) and 14(c), respectively.



Item 9.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
         AND FINANCIAL DISCLOSURE

NONE

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers

     As of March 30, 1999, the names, ages and positions of the directors and executive officers of the Company are as follows:

Name                       Age            Position
----                       ---            --------

Daniel Del Giorno, Sr.     66             Chairman, Ass't. Sec. and Director
Daniel Del Giorno, Jr.     44             President, CEO, Treasurer, Director
Russell Pellicano          58             Secretary, Director
Jack S. Beige              54             Director
Augustin Medina            58             Director
Edward Warman              56             Exec. V. P.  of Products and Services
George Aronson             50             Chief Financial Officer


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

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation with respect to the Chairman and Chief Executive Officer and each of the other executive officers of the Company who earned more than $100,000 for services rendered for the years ended December 31, 1998, 1997, and 1996. Directors are not compensated for their services, however, the outside directors received a formula grant of stock pursuant to the 1995 Outside Directors Stock Plan.

                                                 Summary Compensation Table
                                 Annual Compensation                          Long-Term Compensation
                             -----------------------------      --------------------------------------------------
                                                                                             Securities    All
                                                                Other        Restricted      Underlying   Other
Name and                     Fiscal                             Annual          Stock          Options/    Compen-
Principal Position            Year     Salary     Bonus      Compensation       Awards          SARS       sation
                                           (2)(5)                                        (6)
-------------------------------------------------------------------------------------------------------------------
Dan DelGiorno,Sr., (1)(7)    1998      $260,000 $1,030,000     $     -             -           190,000         -
Director                     1997       260,000    327,000           -             -               -           -
                             1996       259,000    232,000           -             -               -           -

Dan DelGiorno, Jr.(1)(7)     1998          -     1,291,000           -             -           350,000         -
President, C.E.O.            1997          -       753,000           -             -               -           -
Director                     1996          -       232,000           -             -               -           -

Russell Pellicano (8)        1998          -        76,000           -             -            25,000         -
Secretary                    1997          -       199,000           -             -               -           -
Director                     1996          -       195,000           -             -               -           -

Ed Warman (3)                1998      151,000        -              -             -            25,000         -
Vice President of Products   1997      148,000        -              -             -               -           -
& Services                   1996      116,000      53,000           -             -               -           -

George Aronson (4)(7)        1998      157,000     456,000           -             -           150,000         -
Chief Financial Officer      1997      157,000     233,000           -             -               -           -
                             1996      144,000     187,000           -             -               -           -

All Officers as a Group      1998     $568,000  $2,853,000           -             -           740,000         -
                             1997      565,000   1,512,000           -             -               -           -
                             1996      519,000     899,000           -             -               -           -

Footnotes

(1) In June, 1997, D. DelGiorno, Sr and D. DelGiorno Jr each had 60,000 stock options (originally granted in 1995) repriced from $15.00 to $.10 (since exercised). In October, 1998, D. DelGiorno Sr and D. DelGiorno, Jr each had 68,100 stock options ( originally granted in 1995) repriced from $5.00 to $2.00 (see note 6).
(2) In April, 1998, Mssrs. Del Giorno, Sr, DelGiorno, Jr, Aronson, Pellicano and Warman were each granted securities subject to vesting conditions (since met) expiring December 31, 2000 and/or options during 1998 reflected in the Bonus and/or Securities underlying options/SARs columns, which include the following option grants which were exercisable at prices ranging from $4.00 to $6.00 per share: 190,000, 350,000, 150,000, 25,000and
     25,000 respectively. These options were repriced to $2.00 in October, 1998.
(3) Mr. Warman was granted the right to 8,000 options in 1994 which vested @ 2,000 per year in 1994,1995,1996, and 1997, exercisable at $15.00; 20,000 options in 1995, exercisable at $5.00; and 20,000 shares of common stock in November, 1996. All of Mr Warman's options were repriced to $2.00 in 1998, when the market price was $1.75 per share (see note 6).
(4) Mr. Aronson was granted 2,500 options at $5.00 in November, 1995, which were repriced to $0.10 in June, 1997. (Since exercised).
(5) Bonus amounts reflected above for the years ended December 31, 1997 and 1996, were in the form of stock options and the Company's common stock, which were subject to forfeiture and /or restrictions, except for shares valued at $172,000 and $28,000 issued to Dan DelGiorno, Sr and George Aronson in 1996, respectively.
(6) This column includes the number of options granted, in the year of grant and excludes options repricings. Certain options were repriced in 1997and all employee options were repriced to $2.00 per share in 1998. (Except for any options which have an exercise price below $2.00)
(7) Bonus' granted in 1998 for Messrs. DelGiorno, Sr., DelGiorno, Jr and Aronson were in the form of restricted shares of Softworks common stock.
(8)  In October,  1998, Mr. Pellicano had 10,000 options  (originally granted in
     1995) repriced from $15.00 to $2.00.

Option/SAR Grants in Last Fiscal Year

THE FOLLOWING TABLE SETS FORTH INFORMATION WITH RESPECT TO STOCK OPTION/SARs GRANTED TO EXECUTIVE OFFICERS DURING THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                   NUMBER OF SECURITIES     % OF TOTAL OPTIONS/                                        GRANT DATE
                    UNDERLYING OPTIONS/       SARS GRANTED TO           EXERCISE        EXPIRATION    PRESENT VALUE
      NAME              SARS GRANTED       EMPLOYEES IN FISCAL YEAR  PRICE ($ PER SH)      DATE       ($ PER SH)(3)
------------------ --------------------    ------------------------  ---------------    ----------   ----------------
Dan DelGiorno, Sr.       184,000                     3.72 %               $4.00(1)        12/31/00         $0.86
                           6,000                     0.12 %               $6.00(1)        12/31/00         $0.56
                         258,100                     5.22 %               $2.00(2)        12/31/02         $0.90

Dan DelGiorno, Jr.       337,500                     6.82 %               $4.00(1)        12/31/00         $0.86
                          12,500                     0.25 %               $6.00(1)        12/31/00         $0.56
                         418,100                     8.45 %               $2.00(2)        12/31/02         $0.90

Russell Pellicano         25,000                     0.51 %               $4.00(1)        12/31/00         $0.86
                          35,000                     0.71 %               $2.00(2)        12/31/02         $0.90

Ed Warman                 25,100                     0.51 %               $4.00(1)        12/31/00         $0.86
                          53,100                     1.07 %               $2.00(2)        12/31/02         $0.90
                             500                     0.01 %               $1.75           12/31/02         $0.40

George Aronson           145,000                     2.93 %               $4.00(1)        12/31/00         $0.86
                           5,000                     0.10 %               $6.00(1)        12/31/00         $0.56
                         150,000                     3.03 %               $2.00(2)        12/31/02         $0.90

(1)  Option granted in April 1998 and subsequently cancelled in October 1998 when employee options were repriced, see (2).

(2)  All employee options with an exercise price greater than $2 were repriced to $2 on October 8, 1998.  Repriced options are to expire on December 31, 2002, unless the original expiration date was due to expire at a later date.

(3)  The present value of the option was valued using the Black-Scholes pricing model.
     The Black-Scholes option-pricing model used the following assumptions
       (A)  expected volatility ranging from 61% to 105%
       (B)  risk-free interest rates of 4.18% to 5.56%
       (C)  expected lives ranging from 2.72 to 4.23

     In 1998, Mssrs. Del Giorno, Sr, DelGiorno, Jr, Aronson, Pellicano and Warman were each granted securities subject to vesting conditions (since met) expiring December 31, 2000, which are exercisable at $2.00 per share: 190,000, 350,000, 150,000, 25,000and 25,000 respectively.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Value

     The following table set forth certain information with respect to stock option exercises by the named Executive Officers during the fiscal year ended December 31, 1998, and the value of unexercised options held by them at fiscal year-end.

                                                                  Number of                              Value of
                                                                 Unexercised                            Unexercised
                                                                  Options at                            In-the-Money
                                                                  Fiscal Year                           Options at
                                                                    End                             Fiscal Year End (1)
                                                             -----------------------             -------------------------

                      Shares Acquired      Value
  Name                 on Exercise (#)   Realized ($)     Exercisable     Unexercisable       Exercisable     Unexercisable
  ----                ----------------   ------------     -----------     -------------       -----------     -------------
Daniel Del Giorno, Sr.    60,000         115,000           258,100               -             $ 7,743            -
Daniel Del Giorno, Jr.    60,000         115,000           418,100               -              12,540            -
Russell Pellicano            -                 -            35,000               -               1,050            -
Ed Warman                    -                 -            53,600               -               1,733            -
George Aronson            2,500            4,825           150,000               -               4,500            -

Footnotes

(1)  Market  Value of the  underlying  securities  at fiscal  year end ($2.03) minus the exercise price.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth certain information as of March 26, 1999, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares of Common Stock, by directors who own Common Stock and all officers and directors as a group:

                                                Parent Company             Subsidiary  - Softworks
                                           Common Stock      % of         Common Stock     % of
                                          Beneficially   Outstanding     Beneficially   Outstanding
Name of Beneficial Owner                      Owned       Shares (2)         Owned      Shares(11)
------------------------                  -------------   -----------     ------------   -----------

Daniel Del Giorno, Sr. (1)(3)(4)            353,100          1.7%            328,000        2.0%
Daniel Del Giorno, Jr. (1)(3)(5)(6)         740,509          3.5             778,500        4.8
Russell Pellicano (1)(7)                     71,500           *                 *            *
Jack S. Beige (1) (8)                        67,694           *                 *            *
Augustin Medina (1)                          49,764           *                 *            *
George Aronson (1)(10)                      253,000          1.2             126,100         *
Ed Warman(1)(9)                             158,600           *                 *            *
Internet Tracking & Sec.Vent, LLC (12)    2,220,000         10.4             250,000        1.5
All Officers and Directors as a
    Group (7 persons)                     1,694,167          8.0%          1,232,600        7.6%

-------
   * =  Less than 1%

Footnotes

(1) The address of the holder is 80 Orville Drive, Suite 200, Bohemia, New York 11716.
(2) Based upon 21,286,387 shares deemed outstanding as of March 26,1999 (includes outstanding options exercisable within 60 days owned by above named parties).
(3)  Includes shares held by his spouse.
(4)  Includes 258,100 options in the Company (exercisable at $2.00 per share).
(5)  Includes 418,100 options in the Company (exercisable at $2.00 per share).
(6) Daniel DelGiorno, Jr. has majority control of Tech Marketing Group which owns 17,405 shares of the Company. (The Company has no business dealings with Tech Marketing Group)
(7)  Includes 35,000 options in the Company (exercisable at $2.00 per share).
(8) Includes 250 and 500 options in the Company (exercisable at $2.00 and $1.75 per share, respectively).
(9) Includes 53,100 and 500 options in the Company (exercisable at $2.00 and $1.75 per share respectively).
(10) Includes 150,000 options in the Company (exercisable at $2.00 per share).
(11) Based upon 16,139,500 Softworks, Inc. shares deemed outstanding as of March 26,1999 (includes outstanding options exercisable within 60 days owned by above named parties).
(12) Includes 320,000 shares of the Company's common stock and 250,000 shares of Softworks, Inc. common stock which are owned by a party which has a financial interest in Internet Tracking & Security Ventures, LLC.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has, from time to time advanced funds to Messrs. Dan DelGiorno, Sr and Dan DelGiorno, Jr. with such advances being payable upon demand and bearing no interest. Effective January 1, 1997, these advances became interest bearing at the rate of 7% per annum. At December 31, 1998, the loan balance due from these two officers was approximately $895,000. Additionally, at December 31, 1998, a loan balance of approximiately $106,000 was due from Mr. Aronson. During the first quarter of 1999, repayments of $450,000 were made by Messrs. Dan DelGiorno Sr. and Dan DelGiorno, Jr and $45,000 by Mr. Aronson. See Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management.

     During the years ended December 31, 1998, 1997 and 1996, the Company paid an outside Director fees for legal and consulting services aggregating $149,000, $165,000 and $127,000, respectively.

     The Company paid an outside Director consulting fees of $52,000 in each of the years ended December 31, 1998, 1997 and 1996, respectively.

     In 1998, the Company's general counsel received cash compensation of $207,000 and 180,000 Company stock options (which were subsequently canceled) valued at $171,000. In addition to the shares of Softworks and Company common stock (as discussed in Notes 3 and 11), related entities received 266,000 shares of Softworks common stock, valued at $541,000, for business and financial consulting services rendered.

     In 1998, a consultant (who also has a financial interest in ITSV) received cash compensation of $185,000 and 300,000 Company stock options (which were subsequently canceled) valued at $254,000 in addition to the shares of Softworks and Company common stock (as discussed in Notes 3 and 11).

     In June 1996 and July 1998, the Company entered into various agreements with S.J. & Associates, Inc. (including its affiliates are collectively referred to as "SJ") for various services which provide for the following compensation:

     - SJ receives minimum annual compensation pursuant to several agreements aggregating $227,000 per annum. The agreements expire at various times through May 2001.

     - A bonus of $200,000 is payable to SJ should the Company achieve $5,000,000 of net d.b.Express revenue, which expires May 2001.

     - During 1998, SJ was granted 425,000 options to purchase the Company's common stock at exercise prices ranging from $4.00 to $6.00 per share, resulting in a charge to operations of $365,000; 275,000 of these options were exercised and the remaining 150,000 options were cancelled.

     - As discussed in notes 3 and 11, SJ also received shares of the Company's and Softworks' common stock during 1998.

     - SJ also received 190,000 shares of Softworks common stock (issued directly from Softworks) in conjunction with their initial public offering.

PART IV

Item 14. (a) 1.   FINANCIAL STATEMENTS
                                                                      Page
                                                                      ----

Report of Independent Certified Public Accountants                     F-1

Consolidated Balance Sheets
December 31, 1998 and 1997                                             F-2

Consolidated Statements of Operations
Years Ended December 31, 1998, 1997 and 1996                           F-3

Consolidated  Statement of Shareholders'  Equity
Years Ended December 31, 1996, 1997 and 1998                           F-4

Consolidated Statements of Cash Flows
Years Ended December 31, 1998, 1997 and 1996                           F-5

Notes To Consolidated Financial Statements                             F-6


14. (a). 2.   -   SCHEDULES   -   NONE

14. (a). 3.    -   EXHIBITS

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

4.4  Computer  Concepts 1995 Incentive Stock Plan  (Incorporated by reference to
     Exhibit 5 to the Company's Proxy Statement filed on January 29, 1996.)

9 Voting Trust Agreement among Computer Concepts Corp., Softworks, Inc. and Trustees dated August 4, 1998 (Incorporated by reference to subsidiary Softworks, Inc. Registration Statement filed on Form S-1, SEC File No. 333-53939 declared effective August 4, 1998)

10.1 Lease Extension Agreement between Atrium Executive Center and the Company (Incorp. by reference to Exhibit 10 (g) (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

10.2 Agreement between Software Publishing Corp. and the Company dated June 14, 1994. (Incorp. by reference to Exhibit 10(a) to the Company's Form 8-K filed on July 1, 1994.)

10.3 Asset Purchase Agreement dated June 30, 1998, between the Company and Internet Tracking and Security Ventures, LLC. (Incorporated by reference to Form 8-K dated July 15, 1998)

16.1 Dismissal of Independent Auditors. (Incorporated by reference to Form 8-K dated May 29, 1997.)

16.2 Engagement of New Independent Auditors. (Incorporated by reference to Form 8-K dated June 03, 1997.)

(1) Filed with Form S-1, Registration Statement of Computer Concepts Corp. Reg. No 3-47322 and are incorporated herein by reference

14. (b)       Reports on Form 8-K

               June 30, 1998  Item 2 - Acquisition of Assets


14. (c)  The following Exhibits are filed herewith:

        (21)           Subsidiaries of the Company.
        (23) (a)       Consent of Daniel B. Kinsey, P.C.
             (b)       Consent of Hays & Company

                             COMPUTER CONCEPTS CORP.

                                    FORM 10-K

                                DECEMBER 31, 1998


EXHIBIT 21 - SUBSIDIARIES OF THE COMPANY

          Softworks, Inc. (Maryland)

          Superbase, Inc. (Delaware) (Inactive)

          MapLinx Inc. (Delaware) (Inactive)

          Computer Concepts Europe Ltd.(UK) (Inactive)

          Ramp Inc.(Delaware) (Inactive)

The subsidiaries listed below are those of Softworks, Inc.

SOFTWORKS INTERNATIONAL LTD.          99%*   United Kiindom        Jan-95

SOFTWORKS-S.A.                        99%*   France                Mar-97

SOFTWORKS SAVANTECHNOLOGY DO BRASIL  100%    Brasil                May-97

SOFTWORKS INTERNATIONAL PTY. LTD.    100%    Australia             Oct-97

SOFTWORKS SAVANTECHNOLOGY INT'L SA   100%    Spain                 Apr-98

SOFTWORKS ITALIA S.r.l.              100%    Italy                 Apr-98

SOFTWORKS SERVICES CORP.             100%    Texas                 May-98

SOFTWORKS SAVANTECHNOLOGY PTE., LTD. 100%    Singapore             Jul-98

SOFTWORKS DEUTSCHLAND GmbH           100%    Germany               Sep-98

SOFTWORKS FSC, INC.                  100%    U.S. Vergin Islands   Sep-98

SOFTWORKS IRELAND, LTD.              100%    Republic of Ireland   In formation

SOFTWORKS JAPAN                      100%    Japan                 In formation

*Foreign law of the host country requires that an individual with European citizenship be a shareholder.

Softworks presently uses its Managing Director to fulfill this requirement.

  Board of Directors and Shareholders
  Computer Concepts Corp.
  Bohemia, New York


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Computer Concepts Corp. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Concepts Corp. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



  /s/ Hays & Company


  March 4, 1999
  New York, New York

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              December 31,
                                                           1998           1997
                                                           ----           ----
 ASSETS
 Current assets
   Cash and cash equivalents                              $ 8,176     $    778
   Accounts receivable, net of allowance for sales
     returns and doubtful accounts of $1,350
     and $252 in 1998 and 1997, respectively               27,412       11,718
   Installment receivables                                 16,406        6,148
   Inventories                                                419          -
   Prepaid expenses and other current assets               10,128        1,987
   Advances to officers                                       895        1,070
   Deferred tax assets, current                               306         -
                                                          -------      -------
       Total current assets                                63,742       21,701

  Installment accounts receivable, due after one year       7,908        6,480
  Property and equipment, net                               3,564        2,069
  Software costs, net                                       5,594        3,730
  Excess of cost over fair value of net assets acquired,
   net of accumulated amortization of $4,239 and $2,477
   in 1998 and 1997, respectively                           8,610        4,611
  Other assets                                              2,000          707
  Deferred tax assets, noncurrent                             484         -
                                                          -------      -------
                                                          $91,902      $39,298
                                                          =======      =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
   Accounts payable and accrued expenses                  $11,428      $ 7,225
   Current portion of long-term debt                        6,117        1,291
   Deferred installment revenue                             7,314        5,506
   Deferred maintenance revenue                             9,107        6,267
   Income taxes payable                                     2,207         -
                                                          -------      -------
       Total current liabilities                           36,173       20,289

  Deferred installment revenue, earned after one year       7,883        7,122
  Deferred maintenance revenue, earned after one year       3,924          825
  Long-term debt, net of current portion                    1,403        1,395
                                                          -------      -------
       Total liabilities                                   49,383       29,631
                                                          -------      -------
  Minority interest                                         8,503         -
                                                          -------      -------
  Commitments and contingencies
   Shareholders' equity
   Common stock, $ .0001 par value; 150,000,000
     shares authorized; issued and outstanding -
     19,324,839 shares in 1998
     and 12,744,751 shares in 1997                              2            1
   Additional paid-in capital                             106,515       91,641
   Accumulated deficit                                    (72,194)     (81,741)
   Accumulated other comprehensive loss                      (307)        (234)
                                                          -------      -------
       Total shareholders' equity                          34,016        9,667
                                                          -------      -------
                                                          $91,902      $39,298
                                                          =======      =======
  The accompanying notes are an integral part of
    these consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (in thousands, except share data)

                                                      Year ended December 31,
                                                1998           1997           1996
                                                ----           ----           ----
Revenue
  Software licenses, net                     $ 31,795        $ 17,890      $ 11,116
  Maintenance                                  10,503           9,980         7,914
  Professional services                        19,690           1,868          -
                                             --------        --------      --------
                                               61,988          29,738        19,030
                                             --------        --------      --------
Cost of revenue
  Software licenses                             1,978           1,166         1,323
  Maintenance                                   1,392             900           720
  Professional services                        17,648           1,597          -
                                             --------        --------      --------
                                               21,018           3,663         2,043
                                             --------        --------      --------
Gross margin                                   40,970          26,075        16,987
                                             --------        --------      --------

Operating expenses
  Research and development                     11,193           8,785         5,347
  Sales and marketing                          28,496          17,033        13,038
  General and administrative                   12,718           9,111         8,185
  Amortization and depreciation                 4,207           2,386         3,550
  Unusual charges, net                           -                686         2,590
  Reduction in carrying values of
    long-lived assets                            -                -             412
                                             --------        --------      --------
                                               56,614          38,001        33,122
                                             --------        --------      --------
Operating loss                                (15,644)        (11,926)      (16,135)

Other income (expense)
  Gain on partial disposition of subsidiary    28,785            -              -
  Gain on sale of net assets of subsidiary       -                813           -
  Interest income (expense), net                 (485)             16            (8)
  Interest charge pertaining to the discount
     on convertible debentures                   -             (1,288)       (2,810)
  Minority interest in earnings of subsidiary  (1,361)           -              -
                                              --------        --------     --------
Income (loss) before provision for income
     taxes                                      11,295        (12,385)      (18,953)

Provision for income taxes                      (1,748)          -              -
                                              ---------       --------      --------
Net income (loss)                             $  9,547       $(12,385)     $(18,953)
                                              =========       ========      ========
Basic net income (loss) per share             $   0.58       $  (1.11)     $  (2.66)
                                              =========       ========      ========

Diluted net income (loss) per share           $   0.56       $  (1.11)     $  (2.66)
                                              =========       ========      ========
Basic weighted average common shares
   outstanding                                  16,523         11,163         7,130
                                              =========       ========      ========

Diluted weighted average common shares
   outstanding                                  17,031         11,163         7,130
                                              =========       ========      ========

The accompanying notes are an integral part of these consolidated financial statements.


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (in thousands)

                                                                                       Accumulated
                                                             Additional                   other          Total
                                         Common stock        paid-in      Accumulated  comprehensive  shareholders'   Comprehensive
                                     Shares       Amount     capital        deficit        loss          equity       income (loss)
                                     ------       ------     ----------   -----------  -------------  -------------   -------------

Balance, January 1, 1996             57,475       $   6      $  52,406     $(50,403)    $ -             $ 2,009

Net proceeds from sales of
  common stock and options
  exercised                           6,365           1          1,996         -          -               1,997
Common stock and options issued
  for services                        7,680           1          3,445         -          -               3,446
Common stock issued formerly
  subject to forfeiture               5,075           -          1,508         -          -               1,508
Conversion of common stock
  formerly subject to
  redemption                          4,490           -          4,000         -          -               4,000
Conversion of convertible
  Debentures                         16,632           2         12,739         -          -              12,741
Common stock issued for
  settlements                         3,618           -          2,776         -          -               2,776
Net loss and comprehensive loss        -              -           -         (18,953)      -             (18,953)        $(18,953)
                                    -------       -------      -------      --------  --------          --------        =========
Balance, December 31, 1996          101,335          10         78,870      (69,356)      -               9,524

Net proceeds from sales of
  common stock and options
  exercised                           5,390           1          2,741         -          -               2,742
Common stock and options issued
  for services                        9,042           1          5,514         -          -               5,515
Conversion of convertible
  debentures                         11,982           1          4,668         -          -               4,669
Common stock adjustment related
  to settlement                        (302)          -           (164)        -          -                (164)
Currency translation
  Adjustment                           -              -            -           -             (54)           (54)       $     (54)
 Marketable securities
  valuation adjustment                 -              -            -           -            (180)           (180)           (180)
Net loss                               -              -            -        (12,385)       -             (12,385)        (12,385)
One-for-ten reverse stock split *  (114,702)        (12)            12         -           -                -               -
                                   ---------      -------      -------      --------      --------      --------       ----------
Total comprehensive loss                                                                                                $(12,619)
                                                                                                                       ==========
Balance, December 31, 1997           12,745           1         91,641      (81,741)        (234)          9,667
Net proceeds from sales of
  common stock and options
  exercised                           2,403           -          5,228         -            -              5,228
Common stock and options issued
  for services                        2,090           1          3,462         -            -              3,463
Common stock issued for
  settlements                           187           -            484         -            -                484
Common stock issued for
  asset acquisition                   1,900           -          5,700         -            -              5,700
Currency translation
  adjustment                           -              -           -            -              (13)           (13)         $ (13)
 Marketable securities
  valuation adjustment                 -              -           -            -              (60)           (60)           (60)
Net income                             -              -           -           9,547          -             9,547           9,547
                                   ---------      -------     --------      --------      --------      --------        ---------
Total comprehensive income                                                                                               $ 9,474
                                                                                                                        =========
Balance, December 31, 1998           19,325         $ 2       $106,515     $(72,194)       $ (307)       $34,016
                                   =========      =======     ========     =========      ========      ========

* The Board of Directors declared a one-for-ten reverse stock split effective for shareholders of record as of the close of business on March 27, 1998. Common stock and additional paid-in capital as of December 31, 1997 have been restated to reflect this reverse stock split (Notes 2 and 11).

The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Year ended December 31,
                                                          1998           1997           1996
                                                          ----           ----           ----


  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

  Cash flows from operating activities
    Net income (loss)                                    $ 9,547       $(12,385)     $ (18,953)
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities
       Amortization and depreciation:
         Property and equipment                            1,226             965           806
         Software costs                                    1,736             832         1,910
         Excess of cost over fair value of net
           assets acquired                                 1,762             749           959
         Other                                                 2               4             9
       Provision for doubtful accounts                       324             136           154
         Common stock and options issued for services      3,463           5,515         3,446
       Softworks common stock exchanged for services       5,551            -             -
       Common stock issued subject to forfeiture            -               -            1,508
       Non-cash unusual charges                             -                336         2,415
       Non-cash interest charge pertaining to the discount
         on convertible debentures                          -              1,288         2,810
       Reduction in carrying values of long-lived assets    -                -             412
       Gain on partial disposition of subsidiary         (28,785)            -            -
       Minority interest in earnings of subsidiary         1,361             -            -
       Gain on sale of net assets of subsidiary             -               (813)         -
       Deferred income tax benefit                          (790)
       Other                                                  75             -            -
    Changes in operating assets and liabilities
       Accounts receivable                               (26,276)         (9,070)       (4,723)
       Inventories                                          (419)             10            94
       Prepaid expenses and other current assets             947            (967)         (637)
       Installment accounts receivable                    (1,428)         (2,766)       (3,714)
       Other assets                                       (1,293)           (457)         (129)
       Accounts payable and accrued expenses               4,411           2,884           569
       Deferred revenue                                    8,508           6,802         8,070
       Income taxes payable                                2,207                          -
                                                         --------        --------      --------
          Net cash used in operating activities          (17,871)         (6,937)       (4,994)
                                                         --------        --------      --------

  Cash flows from investing activities
    Expenditures for property and equipment               (2,721)         (1,455)         (832)
    Software development and technology purchases           (900)         (1,559)         (526)
    Proceeds from the sale of technology                                                   450
    Proceeds from the sale of net assets of subsidiary,
      net                                                   -                230          -
    Advances from (to) officers, net                         175            (388)         (297)
    Additional consideration for Softworks and MapLinx
      acquisitions                                          (678)           (523)         (459)
    Proceeds from the initial public offering of
      Softworks                                           19,419            -             -
                                                         --------        --------      --------
         Net cash provided by (used in) investing
           activities                                     15,295          (3,695)       (1,664)
                                                         --------        --------      --------
  Cash flows from financing activities
    Net proceeds from sales of common stock and
      options exercised                                    5,228           2,742         1,997
    Net proceeds from sale of debenture                    1,925           3,381         9,931
    Repayment of debenture                                (2,000)           -             -
    Advances from (repayments of) long-term debt           4,834            (344)         (174)
                                                         --------        --------      --------
         Net cash provided by financing activities         9,987           5,779        11,754
                                                         --------        --------      --------
  Effect of exchange rate changes on cash and cash
     equivalents                                             (13)            (44)         -
                                                         --------        --------      --------
  Net increase (decrease) in cash and cash equivalents     7,398          (4,897)        5,096

  Cash and cash equivalents, beginning of year               778           5,675           579
                                                         --------        --------      --------
  Cash and cash equivalents, end of year                 $ 8,176         $   778       $ 5,675
                                                         ========        ========      ========
  The accompanying notes are an integral part of
    these consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


  1  The Company

     Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments and systems management software products for corporate mainframe data centers. The Company created a "professional services" division in 1997 that resells computer hardware and for a fee, the Company will assist in the design, construction and installation of technology systems. The Company's professional services organization also provides systems management services, including training, implementation of software and staff augmentation. Additionally, effective June 30,1998, the Company completed an acquisition of software and related sales and marketing rights which is designed to provide non computer literate owners (e.g. parents) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the Internet (e.g. children).

2    Significant accounting policies
     Common stock split

     At the Company's annual shareholders' meeting on November 26, 1997, the Company's shareholders granted the Board of Directors authority to effect a reverse stock split in a ratio ranging from one-for- two through one-for-ten. On March 18, 1998, the Board of Directors declared a one-for-ten reverse stock split effective for shareholders of record as of the close of business on March 27, 1998. Common stock and additional paid-in capital as of December 31, 1997 have been restated to reflect this split. Par value and authorized shares remain unchanged at $.0001 and 150,000,000 shares, respectively.

     The effect of the stock split has been retroactively reflected as of December 31, 1997 in the consolidated balance sheet and statement of changes in shareholders' equity, but activity in the statement of changes in shareholders' equity for 1997 and prior periods was not restated. All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated to reflect the effect of the split for all periods presented.

     Principles of consolidation

     The consolidated financial statements include the accounts of Computer Concepts Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The separate public ownership of Softworks, Inc. ("Softworks"- see Note 3), which was a wholly owned subsidiary of the Company until June 30, 1998, is reflected in the consolidated balance sheet and results of operations as minority interest.

     Revenue recognition

     The Company records revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), issued by the American
     Institute of Certified Public Accountants (as modified by Statement of Position 98-9), which was adopted in 1998. The adoption of these pronouncements was not material to the Company's revenue recognition policy for software transactions. Revenue from the sale of perpetual and term software licenses are recognized, net of provisions for returns, at the time of delivery and acceptance of software products by the customer, when collectibility is probable. The Company provides customers with the option

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 2   Significant accounting policies (continued)
     Revenue recognition (continued)

     to pay for license fees in one lump sum or generally in equal annual installments over extended periods of time, generally three to five years. In such instances, the Company does not consider sales contracts with amounts due for periods greater than one year from delivery, fixed and determinable, and accordingly recognizes such amounts as revenue when they become due. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately.

     Revenue from professional services, such as the reselling of computer hardware, systems management services, training and staff augmentation, is recognized as the units are shipped or the services are performed. Construction revenue is recognized using the percentage of completion method based on the cost incurred relative to total estimated costs.

     Cost of revenue

     Cost of revenue in the consolidated financial statements of operations is presented exclusive of amortization and depreciation shown separately.

     Reporting of  comprehensive  income  (loss)

     In January, 1998, the Company began reporting comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes additional disclosure requirements, but does not effect the measurement of results of operations. Accordingly, the Company displays other items of comprehensive income (loss) in the accompanying consolidated statement of shareholders' equity.

     Installment accounts receivable

     Perpetual license agreements may be executed under installment payment plans generally with annual payment terms of three to five years. Revenue and related sales commissions are deferred and recognized as payments become due.

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

     Software costs

     Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at their estimated fair value. Software costs associated with technology development and purchased software technologies are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. Amortization of software costs begins when products become available for general customer release. Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying consolidated statements of operations.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


 2    Significant accounting policies (continued)

     Excess of cost over fair value of net assets acquired

     The excess of cost over the fair value of net assets acquired in purchased business transactions is amortized on a straight-line basis over periods ranging from three to ten years.

     Impairment of long-lived assets

     The Company reviews its long-lived assets, including goodwill resulting from business acquisitions, capitalized software costs and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected future cash flows.

     Income taxes

     The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

     Basic and diluted net income (loss) per share

     The Company displays earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Cash and cash equivalents

     The Company considers all investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1998 is a $1,000,000 certificate of deposit that is being used to collateralize a stand by letter of credit in favor of one of the Company's professional services vendors.

     Foreign currency

     The functional currency for all of the Company's foreign operations is the subsidiary's local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and revenue and expense accounts and cash flows are translated at average exchange rates during the period. Gains and losses resulting from translation are recorded

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 2   Significant accounting policies (continued)
     Foreign currency (continued)

     as  accumulated  other  comprehensive   income  in  shareholders'   equity.
     Transaction gains and losses are recognized in the consolidated statements of operations as incurred.

     Included in cash and cash equivalents at December 31, 1998 and 1997, is approximately $464,000 and $278,000, respectively, of cash denominated in various foreign currencies.

     Marketable securities

     Marketable securities, which are all classified as "available for sale", are valued at fair market value. Unrealized gains or losses are recorded net of income taxes as accumulated other comprehensive income in shareholders' equity, whereas realized gains and losses are recognized in the Company's statements of operations using the first-in, first-out method. Net book value of marketable securities approximates $10,000 and $40,000 at December 31, 1998 and 1997, respectively, and is included in "Prepaid expenses and other current assets."

     Advertising and promotional costs

     Advertising and promotional costs are reported in "Sales and marketing" expense in the consolidated statements of operations and are expensed when incurred. Prepaid advertising costs, which are included in "Prepaid expenses and other current assets" in the consolidated balance sheets (see
     Note 5), consist of prepayments for personal appearances and promotion of one of the Company's new software products, Computer Cop (see Note 3). These assets are expensed as the related services are performed.

     Pre-opening expenses

     During 1998, the Company adopted Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Public Accountants. The adoption of this statement requires the expensing of pre-opening costs as incurred. The Company expensed approximately $300,000 for 1998 start-up activities associated with Softworks' German subsidiary. The adoption had no impact on prior years.

     Reclassifications

     Certain reclassifications have been made to the consolidated financial statements shown for the prior years in order to have them conform to the current year's classifications.

     Concentrations and fair value of financial instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade and installment accounts receivables. At December 31, 1998, the Company has cash investments of approximately $2,062,000 and $4,062,000 at two separate banking institutions. The balance of the Company's cash investments are held at various financial institutions, which limits the amount of credit exposure to any one financial institution. At December 31, 1998, the Company has one customer that accounts for approximately $11,234,000 of its trade accounts receivable (related to its professional services division); this receivable was substantially collected in the first quarter of 1999. Concentrations of credit risk with respect to the

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



 2    Significant accounting policies (continued)


     remaining trade and installment accounts receivables are limited due to the large number of customers comprising the Company's revenue base and their dispersion across different industries and geographic areas. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

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

3    Acquisitions and dispositions

     Internet Tracking & Security Ventures, LLC

     On June 30, 1998, pursuant to an Asset Purchase and Sale Agreement, the Company acquired certain software and related sales and marketing rights from Internet Tracking & Security Ventures, LLC ("ITSV") in exchange for 1,900,000 restricted shares of the Company's common stock and 1,000,000 restricted shares of common stock of the Company's then wholly owned subsidiary, Softworks. The acquired software program, known as "Computer Cop," is designed to inform non computer literate parents, guardians and alike, what materials, or possible threats to the safety and well being their children or others have been accessing over the internet, such as objectionable web sites, text, pictures, screens, electronic mail, etc. The Agreement also includes the rights to the use of Richard "Bo" Dietl's name in conjunction with the promotion and endorsement of the software as well as appearances by Mr. Dietl in support of the software in regional and national marketing campaigns. Orders for the initial version of the product began shipping in November, 1998.

     The acquisition has been valued at an aggregate of $12,210,000 determined as follows: 1,900,000 restricted shares of the Company have been valued at $5,700,000 and the 1,000,000 restricted shares of Softworks' common stock have been valued at $6,510,000 (based upon the ultimate net proceeds to the selling shareholders in Softworks' initial public offering which became effective August 4, 1998). The $12,210,000 purchase price has been allocated to the fair value of the assets acquired at June 30, 1998, based upon a written valuation from an independent investment banking firm. Accordingly, $2,700,000 has been allocated to "Software costs", $4,150,000 has been recorded as "Prepaid expenses and other current assets" and $5,360,000 has been recorded as "Excess of cost over fair value of net assets acquired".

     The software costs will be amortized using the greater of the ratio of current revenue to the total projected revenue for the software or the straight-line method using an estimated useful life of 30 months. The prepaid expenses will be expensed as the related services are performed (including, but not limited to, appearances, promotion and endorsement). The excess of cost over fair value of net assets acquired, which primarily relate to the use of the name "Bo Dietl" will be amortized using the straight-line method over 36 months. However, as a product that the Company has only recently commenced marketing, it is reasonably possible that the estimates of anticipated future gross revenue, the remaining economic life of the product, or both will be reduced significantly in the near term due to the unpredictability of the product's market acceptance and competitive pressures (including technological obsolescence). As a result, the carrying amount of the assets acquired from ITSV ($9,462,000 at December 31, 1998) may be reduced materially in the near term.

     Softworks, Inc.

     In October 1993, the Company completed the acquisition of all of the common stock of Softworks, a privately held Maryland company founded in 1977. Softworks provides systems management software products for mainframe data centers.

     The purchase price approximated $5,700,000, which included $2,000,000 in cash and 100,000 shares of the Company's restricted common stock. The acquisition has been accounted for using the purchase method of accounting. Accordingly, assets and liabilities were recorded at their fair values as of September 1, 1993, the effective date of the acquisition, and the operations of Softworks have been included in the Company's consolidated statements of operations since that date. The excess of cost over the fair value of net assets acquired, which originally approximated $5,484,000, is being amortized over ten years. The agreement also requires the Company to make additional contingent purchase consideration payments to two of Softworks' former shareholders based upon certain product revenue for the years 1995 through 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. As of December 31, 1998, the Company has paid the maximum of $2,000,000 to the non-employee former shareholders, which has been treated as additional consideration in connection with the acquisition and, accordingly, included in the excess of cost over the fair value of net assets acquired, as these individuals did not continue in the employment of the Company subsequent to the acquisition.

     Prior to June 30, 1998, Softworks was a wholly owned subsidiary of the Company with 14,083,000 shares of common stock outstanding. On August 4, 1998, Softworks completed a public offering of 4,200,000 shares of its common stock at a price of $7.00 per share (less underwriting fees and commissions of $0.49 per share) as follows: 1,700,000 shares of common stock were sold by Softworks; 1,000,000 shares were sold by ITSV and 1,500,000 shares were sold by the Company. Additionally, in the third quarter of 1998, options to acquire approximately 3,600,000 restricted shares of Softworks common stock were granted to Softworks officers and key employees. At December 31, 1998, approximately 1,600,000 options are currently exercisable (into restricted shares of Softworks' common stock). The balance vests over various periods through December 31, 2003, and could vest earlier, should Softworks achieve certain financial thresholds. All options are exercisable at the initial public offering price of $7.00 per share. Softworks common stock is traded on the NASDAQ National Market under the symbol "SWRX."

     In conjunction with the Softworks public offering, the remaining shares of Softworks common stock owned by the Company have been placed in a voting trust. The voting power of the trust is held by three trustees who are members of the Board of Directors of Softworks. One trustee is the C.E.O. and President of the Company. The remaining two trustees are Softworks directors who do not have a significant financial interest in the Company, one of which is the Chairman of Softworks. The agreement provides that upon a change in either of the remaining two trustees, the non-Company shareholders have control of the selection of the successor director/trustee. This agreement remains in effect as long as the Company continues to own at least 25% of Softworks.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 3 Acquisitions and dispositions (continued)
   Softworks, Inc. (continued)

   In  addition  to  the  public  offering   discussed  above,  the  following
   transactions, with respect to Softworks common stock owned by the Company, were recorded in 1998:

   - On July 1, 1998, the Company exchanged 100,000 restricted shares of Softworks common stock to a member of its Internet Strategy Committee, (who now also serves as Chairman of the Board of Softworks) for services rendered, resulting in a charge to operations of $525,000.
   - The Company exchanged 136,000 restricted shares of Softworks common stock to the Company's general counsel for services rendered, resulting in a charge to operations of $276,000.
   - The Company exchanged 768,100 restricted shares of Softworks common stock to three of the Company's executive officers for services rendered, resulting in a charge to operations of $2,777,000.
   - The Company exchanged 133,000 restricted shares of Softworks common stock to a consultant (who also has a financial interest in ITSV) for business advisory services rendered, resulting in a charge to operations of $270,000.
   - The Company exchanged 471,000 restricted shares of Softworks common stock to various consultants and employees for services rendered, resulting in a charge to operations of $1,068,000.
   - The Company exchanged 269,600 restricted shares of Softworks common stock to two consultants (including 167,300 shares to S.J. & Associates, Inc., "SJ" see Note 14) related to separate contracts for services to be rendered over twelve months commencing In October 1998. The $635,000 value of these shares will be expensed over the terms of the contracts.
   - In December 1998, the Company sold 1,000,000 restricted shares of Softworks common stock in a private placement in exchange for a $5,000,000 full recourse promissory note. The note, which is included in "prepaid expenses and other current assets" at December 31, 1998, was timely paid in full in the first quarter of 1999.

     The total value of the Softworks common stock exchanged by the Company for the above-described services in 1998 was $5,551,000. As a result of the ITSV asset acquisition, the Softworks public offering and the various transactions described above, the Company's ownership interest in Softworks was reduced from 100% to 54.5%. Accordingly, the Company recognized a gain of $28,785,000 representing the difference between the fair value of the Softworks common stock exchanged or sold, and the related adjusted carrying value of the Company's investment in Softworks (pursuant to Staff Accounting Bulletins 51 and 84).

     In January 1999, the Company entered into the following additional transactions that further reduced the Company's ownership interest in Softworks from 54.5% to 50.2%:

  - The Company exchanged an additional 298,000 restricted shares of Softworks common stock to two of the Company's executive officers for services to be rendered in 1999. These shares will be valued at $1,077,000.

 - The Company exchanged 389,600 restricted shares of Softworks common stock to three consultants (including 117,000 shares to a consultant with a financial interest in ITSV) related to separate contracts for services to be rendered. Two of these contracts relate to assistance with the Company's professional services division and one contract relates to assistance with the design and marketing of d.b.Express telecommunications applications. One contract has a twenty-four month term and two of the contracts have terms of twelve months, all commencing in January 1999. The $1,409,000 value of these shares will be expensed over the terms of the related contracts.

 - In exchange for services to be rendered by several consultants in 1999, the Company granted options to acquire 80,000 restricted shares of Softworks common stock owned by the Company that are exercisable at $1.00 per share and expire December 31, 1999.

     Superbase

     In June 1994, the Company completed the purchase of the Superbase product technology and certain related assets from Software Publishing Corporation ("SPC") in exchange for shares of the Company's restricted common stock and cash totaling $4,075,000. However, as a result of the Company's subsequent decision not to invest in the further development and marketing of the Superbase software technology, the Company sold the technology in 1996 for $450,000 in cash. A charge to operations was recorded in 1995 to reduce the carrying value of the asset to its net realizable value.

     The purchase agreement included a provision stating that the restricted shares were to be included in an effective registration statement and any violation would result in the payment of a penalty to SPC. The Company failed to meet several of the agreed upon filing requirements and was required to compensate SPC a total of $1,713,000 (an unusual charge of $515,000 was recorded in 1996 and unusual charges of $1,198,000 were recorded in prior years), payable in a combination of cash and additional shares of the Company's common stock. During 1997, based upon mutual agreement and a final settlement, SPC returned approximately 30,000 penalty shares. As a result, the Company recorded a corresponding reduction to unusual charges in the fourth quarter of 1997 totaling $164,000 (Note 13).

     MapLinx, Inc.

     During December 1994, the Company completed the acquisition of MapLinx Inc. ("MapLinx"), a developer and provider of personal computer database geographic utilities used with Windows database and spreadsheet products. In connection with the acquisition, the Company issued 167,248 shares having a fair value of $900,000 at the acquisition date. The acquisition was accounted for as a purchase and, accordingly, assets acquired and liabilities assumed were recorded at their fair values as of December 31, 1994 and the operations of MapLinx were included in the Company's consolidated statements of operations since that date. The cost of the acquisition exceeded the fair value of net assets acquired by $904,000 and had been classified as the "excess of cost over fair value of net assets acquired" and was being amortized on a straight-line basis over a period of three years.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


 3   Acquisitions and dispositions (continued)
     MapLinx, Inc. (continued)

     Since its acquisition, MapLinx' revenue had diminished and it had incurred continuing losses. As a result, the Company evaluated the carrying value of the unamortized portion of the MapLinx goodwill and unamortized software development costs, aggregating $412,000 at December 31, 1996, and had determined that its recoverability was doubtful. Accordingly, the Company wrote-off such long-lived assets in the fourth quarter of 1996. However, in July 1997, the Company completed a transaction in which it sold all rights to the underlying software technologies of MapLinx. Further, as part of the transaction, the purchaser acquired all of MapLinx' current assets and assumed certain of its liabilities. The sales price of approximately $850,000 was adjusted (reduced) by the excess of MapLinx' current liabilities over current assets (approximately $380,000), resulting in a net sales price of approximately $470,000. Approximately $235,000 was paid at closing and a $235,000 note receivable was issued for the balance (the note receivable was subsequently collected). As a result, in 1997 the Company recognized an $813,000 gain on the sale of the net assets of MapLinx.

     Financial information pertaining to MapLinx (excluding the $235,000 note receivable) as of and for the years ended December 31, 1997 and 1996, is summarized below (in thousands):

                                               1997             1996
                                               ----             ----

         Current assets                       $   -           $   366

         Total assets                             -               429

         Current liabilities                      -               517

         Total liabilities                        -               520

         Net revenue                             578            2,220

         Net loss, (1997 amount prior to
           gain on sale of $813)                (323)          (1,497)


 4   Installment accounts receivable

     During 1996, the Company began offering customers extended payment term alternatives to purchase software. The payment schedule for installment accounts receivable, due after one year, at December 31, 1998 is as follows:

         Installment accounts receivable (in thousands)

            Due in 2000                          $  5,249
            Due in 2001                             1,852
            Due in 2002                               756
            Due in 2003                                51
                                                 $  7,908

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


  4  Installment accounts receivable (continued)

     Long-term deferred revenue, earned after one year, at December 31, 1998, which relates to the installment accounts receivable above, as well as certain maintenance revenue billed in advance of the maintenance period, is scheduled to be earned as follows:

                                                                      Software
                                          Total       Licenses      Maintenance
                                          -----       --------      -----------

         Earned in 2000                 $  5,225      $  3,988       $ 1,237
         Earned in 2001                    1,852         1,428           424
         Earned in 2002                      756           534           222
         Earned in 2003                       50            38            12
                                        --------      --------       -------
                                        $  7,883      $  5,988       $ 1,895
                                        ========      ========       =======


  5  Prepaid expense and other current assets

     Prepaid expenses and other current assets consist of the following:

                                                      December 31,
                                                   1998           1997
                                                   ----           ----
                                                      (in thousands)

         Prepaid expenses                        $  1,135        $   466
         Prepaid advertising                        2,767          -
         Deferred commissions                         839            511
         Notes and loans receivable                   375            582
         Note receivable   sale of Softworks
           common stock (Note 3)                    5,000          -
         Other current assets                          12            428
                                                 --------       --------
                                                 $ 10,128        $ 1,987
                                                 ========       ========

     Additionally, included in other assets are noncurrent deferred commissions of $878,000 and $538,000 at December 31, 1998 and 1997, respectively.

                      COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

  6    Property and equipment

       Property and equipment consist of the following:

                                                                        December 31,
                                               Useful life
                                                in years            1998          1997
                                               ------------         ----          ----
                                                                      (in thousands)


         Computer equipment and software         3 to 7            $ 6,485      $ 4,009
         Furniture and fixtures                  5 to 7                532          347
         Leasehold improvements                       7                554          500
                                                                   -------      -------
                                                                     7,571        4,856
         Less accumulated depreciation
           and amortization                                         (4,007)      (2,787)
                                                                   -------      -------

         Property and equipment, net                               $ 3,564      $ 2,069
                                                                   =======      =======


    7    Software costs

         Software costs consist of the following:

                                                                       December 31,

                                                                     1998          1997
                                                                     ----          ----
                                                                       (in thousands)

         Capitalized software development costs                   $  5,873       $ 4,817
         Purchased and acquired software technologies                7,219         4,228
                                                                  --------       -------
                                                                    13,092         9,045
         Less accumulated amortization                              (7,498)       (5,315)
                                                                  --------       -------
         Software costs, net                                      $  5,594       $ 3,730
                                                                  ========       =======

     In July 1997, Softworks acquired from Cognizant Technology Solutions Corporation ("CTS") the rights to two technologies (the "Technology") that complement Softworks' existing Year 2000 product solutions. Pursuant to the software distribution agreement, in exchange for the Technology rights, Softworks is required to pay CTS a royalty on sales of the Technology at defined rates subject to minimum annual royalties as follows: $100,000 in 1997, $900,000 in 1998, $1,400,000 in 1999 and $400,000 in 2000. An asset equal to the present value of the minimum annual royalties of $2,160,000 has been recorded as purchased and acquired software technologies and is being amortized over the five year term of the agreement. The payment obligation is recorded as long-term debt.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

  8    Accounts payable and accrued expenses

       Accounts payable and accrued expenses consist of the following:

                                                          December 31,
                                                       1998         1997
                                                       ----         ----
                                                         (in thousands)

         Trade accounts payable                      $ 4,901      $ 2,424
         Class action settlement (Note 15)               -          1,200
         Accrued payroll and benefits                    888          628
         Commissions payable                           2,373        1,368
         Other accrued expenses                        3,266        1,605
                                                     -------      -------
                                                     $11,428      $ 7,225
                                                     =======      =======

  9    Long-term debt

       Long-term debt consists of the following:

                                                                December 31,
                                                            1998          1997
                                                            ----          ----
                                                              (in thousands)

          Notes payable   factor (a)                      $ 4,167       $   -
          Purchased software (see Note 7)                   2,462         2,054
          Capitalized lease obligation (b)                    771           107
          Notes payable   other                               120           525
                                                          -------       -------
                                                            7,520         2,686
          Less current portion of long-term debt           (6,117)       (1,291)
                                                          -------       -------
          Long-term debt, net of current portion          $ 1,403       $ 1,395
                                                          =======       =======

     (a) During November 1998 the Company entered into an Accounts Receivable Purchase Agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank ("Silicon Valley"), whereby the Company from time to time may, on a full recourse basis, assign some of their professional services accounts receivable to Silicon Valley. Upon specific invoice approval by Silicon Valley, an advance of 85% of the underlying receivable is provided to the Company. The remaining balance (15%), less an administrative fee of approximately 1/2% plus interest at the rate of 1-1/2% per month, is paid to the Company once the customer has paid Silicon Valley. This agreement expires in November 1999. The entire balance due Silicon Valley was repaid in the first quarter of 1999.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 9   Long-term debt (continued)

     (b) The Company leases certain computer equipment under long-term non-cancelable leases, which are classified as capital leases and are included in property and equipment. At December 31, 1998, the future minimum lease payments under capital leases are summarized as follows (in thousands):

            Year ending December 31,
               1999                                 $  289
               2000                                    274
               2001                                    268
                                                    ------
                                                       831
               Amounts representing interest           (60)
                                                    ------
               Net                                  $  771
                                                    ======

     (c) Additionally, in May 1998, the Company obtained approximately $1,925,000 (net of fees and commissions of approximately $75,000) from the sale of a debenture. The debenture would have matured on August 28, 1998, and was convertible into Company common stock upon a payment default. In August 1998, prior to maturity, the Company repaid the debenture plus interest aggregating approximately $2,460,000.

10   Earnings per share

     For 1997 and 1996, outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be antidilutive. For 1998, the Company's dilutive instruments are "in the money" stock options with various exercise dates and prices as well as certain contingent stock issuances. The Company uses the treasury stock method to calculate the effect that the conversion of the stock options would have on earnings per share ("EPS"). The following table sets forth the computation of basic and diluted EPS:

                                                          Year ended December 31,
                                                    1998         1997          1996
                                                    ----         ----          ----
                                                             (in thousands)

         Numerator:
            Net income (loss)                    $   9,547    $(12,385)     $(18,953)
         Denominator:
            Weighted average shares outstanding
            (Denominator for basic EPS)             16,523      11,163         7,130

            Effect of dilutive securities
               Stock options                           477        N/A          N/A
               Contingent stock issuances               31        N/A          N/A
                                                 ---------    --------     ---------
         Denominator for diluted EPS                17,031      11,163        7,130
                                                ==========   =========     ========

         Basic net income (loss) per share      $     0.58   $   (1.11)    $  (2.66)
                                                ==========   ==========    =========
         Diluted net income (loss) per share    $     0.56   $   (1.11)    $  (2.66)
                                                ==========   ==========    =========

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


 11  Shareholders' equity

     Common stock and convertible debt securities
     Year ended December 31, 1998

     In January 1998, the Company consummated the sale of restricted common stock under a private placement to accredited investors pursuant to
     Regulation D. Proceeds from this sale totaled $1,978,000, net of commissions and fees of approximately $162,000. Originally, 496,232 shares were sold at a price of $4.3125 per share. The closing bid price of the Company's common stock, as stated on the NASDAQ Small Cap Market did not exceed an average of $5.28 for any five consecutive trading days during the thirty days immediately following the effective date of the Registration Statement (effective February 6, 1998). Accordingly, under the terms of this transaction, the Company issued approximately 281,000 additional shares in April 1998.

     Year ended December 31, 1997

     During 1997, the Company consummated sales of restricted common stock under various private placement agreements pursuant to Regulation D and Regulation S, including sales of convertible debt securities. Proceeds raised from these sales aggregated $6,123,000, net of commissions and expenses of approximately $769,000 and the discount of $1,288,000 pertaining to the convertible debt. A total of 1,659,773 shares were sold (including 1,198,234 shares related to the convertible debentures) at prices ranging from $3.00 to $6.50 and a total of 105,696 options were exercised at prices ranging from $.10 to $5.00. Additionally, 28,265 shares were returned to the Company, pursuant to adjustments related to valuation guarantees for stock transactions occurring in prior years. Details of the Regulation D and Regulation S private placements are as follows:

     - The private placements pursuant to Regulation D contained a valuation guarantee based on the closing bid price of the Company's common stock following the effective date of a Registration Statement. The Registration Statement became effective in January 1998, and as a result, the Company issued approximately 500,000 additional shares.

     - Pursuant to Regulation S, the Company received net proceeds of approximately $3,381,000 (net of commissions and fees of $484,000) through the sale of non-interest bearing convertible debentures. These debentures were convertible, at the option of the holder, commencing 45 days from the date of issuance into restricted common stock of the Company. The convertible debentures had an assured discount of 25% from the prices of the Company's common stock at various defined periods. In connection with this discount, the Company recorded a non-cash interest charge of $1,288,000. All of these convertible debentures were converted into an aggregate of 1,198,234 shares of the Company's common stock in 1997.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 11   Shareholders' equity (continued)

       Common stock and convertible debt securities (continued)
       Year ended December 31, 1996

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

     Sales of the aforementioned convertible debt securities were made pursuant to Regulation S, resulting in net proceeds to the Company of approximately $9,931,000 (net of commissions and fees of $1,371,000). These debentures were convertible, at the option of the holder, commencing 45 days from the date of issuance into restricted common stock of the Company. The convertible debentures had assured discounts ranging from 20% to 32.5% from the market price on the date of conversion. In connection with this discount, the Company recorded a non-cash interest charge of $2,810,000. All of these convertible debentures were converted into an aggregate of 1,663,200 shares of the Company's common stock in 1996.

     Transactions with officers, employees and consultants

     During 1998, the Company issued 2,090,000 restricted shares of common stock to various officers, employees and consultants and recorded a non-cash charge to operations of $2,208,000 as follows:

     - The Company issued 501,000 shares to SJ (Note 14) for services rendered in connection with the initial public offering of Softworks,
          resulting  in  a  $478,000   charge   against  the  "Gain  on  partial
          disposition of subsidiary." SJ also received 224,000 shares for other services rendered, resulting in a charge to operations of $378,000.

     - The Company issued 182,000 shares to a member of its Internet Strategy Committee (who now also serves as the Chairman of the Board of Softworks) for services rendered, resulting in a charge to operations of $237,000.

     - The Company issued 181,000 shares to its general counsel for services rendered, resulting in a charge to operations of $146,000.

     - The Company issued 80,000 shares to a consultant for services rendered to the Company, resulting in a charge to operations of $63,000. Subsequently, the consultant was elected to the Softworks Board of Directors.

     - The Company issued 320,000 shares to a consultant (who also has a financial interest in ITSV) for business advisory services rendered, resulting in a charge to operations of $266,000.

     - The Company issued 602,000 shares to various other employees and consultants for services rendered, resulting in a charge to operations of $640,000.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 11   Shareholders' equity (continued)
      Transactions with officers, employees and consultants (continued)

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

     In November 1996, the Company issued 230,000 restricted and 277,500 unrestricted shares of the Company's common stock to various officers, employees and consultants. These shares were subject to forfeiture if the Company did not ultimately sign contracts valued in excess of $3,000,000 during 1997; this provision was met and the shares are no longer subject to forfeiture. Such shares had a fair value at the date of issuance of $1,508,000, which has been recorded as a non-cash charge in the Company's statement of operations for the year ended December 31, 1996. In addition to the shares identified above, the Company issued 768, 000 shares of common stock in 1996 to officers, employees and consultants that were not subject to forfeiture. These additional shares had a fair value at the date of issuance of $3,446,000, which is included as a non-cash charge in the Company's statement of operations for the year ended December 31, 1996.

     Stock option plans

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 11  Shareholders' equity (continued)
     Stock option plans (continued)

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

     On February 19, 1998, the Company's Board of Directors authorized and adopted a plan for compensation, referred to as the 98 Incentive Stock Option Plan, which provides for the grant of non- qualified stock options, to officers and employees of the Company and consultants to the Company, exercisable at or above the market price on the date of grant. All grants, which have varying expiration dates, shall be subject to various vesting conditions including specific performance goals.

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and recognizes non cash compensation charges related to the intrinsic value of stock options granted to employees. If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans and for Softworks common stock options granted to its employees (Note 3), consistent with the methodology prescribed by SFAS 123, the effect on the Company's net income (loss) and net income (loss) per share would be as follows (in thousands, except per share data):


                                                             Year ended December 31,

                                                         1998          1997          1996
                                                         ----          ----          ----
         Net income (loss)
            As reported                               $  9,547      $(12,385)      $(18,953)
            Pro forma                                 $  2,968      $(12,704)      $(19,363)

         Net income (loss) per share
            As reported
               Basic net loss per share               $    .58      $  (1.11)      $  (2.66)
               Diluted net loss per share             $    .56      $  (1.11)      $  (2.66)

         Pro forma
               Basic net income (loss) per share      $    .18      $  (1.14)      $  (2.72)
               Diluted net income (loss) per share    $    .17      $  (1.14)      $  (2.72)


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 11  Shareholders' equity (continued)
     Stock option plans (continued)

     The fair value of Company common stock options granted to employees during 1998, 1997 and 1996, approximated $4,243,000, $319,000 and $410,000 respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 61% to 116% in 1998, 104% to 144% in 1997 and 79% to 157% in 1996, (2) risk-free interest rates of 4.09% to 5.56% in 1998, 5.8% in 1997 and 5.12% to 6.37% in 1996, and (3) expected lives ranging from .28 to 4.23 years in 1998, .44 to 2.15 years in 1997, and 1 to 4.25 years in 1996.

     The fair value charged to the consolidated financial statements (net of minority interest) related to Softworks common stock options granted to employees during 1998, approximated $2,336,000, are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 72% to 130%, (2) risk-free interest rates of 5.4% to 6.3%, and (3) expected lives ranging from 1.1 to 4.4 years.

     The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. The following is a summary of stock option activity for 1998, 1997 and 1996, relating to all of the Company's common stock plans (shares are in thousands):

                                                                        Weighted
                                                                        average
                                                                        exercise
                                                          Shares        price
                                                          ------        --------

         Outstanding at January 1, 1996                   2,045         $ 8.20

            Granted                                         454         $ 9.10
            Exercised                                     (164)         $ 9.40
            Forfeited                                      (54)         $12.20
                                                        -------
         Outstanding at December 31, 1996                 2,281         $ 8.20

            Granted                                         529         $ 2.19
            Exercised                                     (106)         $ 2.48
            Forfeited                                   (1,390)         $11.77
                                                        -------
         Outstanding at December 31, 1997                 1,314         $ 7.83

            Granted                                       6,369         $ 3.24
            Exercised                                   (1,103)         $ 2.93
            Forfeited                                   (3,741)         $ 4.68
                                                        -------

         Outstanding at December 31, 1998                 2,839         $ 3.58
                                                        =======

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


 11  Shareholders' equity (continued)
     Stock option plans (continued)

     At December 31, 1998, a total of 2,771,000 options are exercisable at various exercise prices: 2,358,000 options are exercisable at prices ranging from $1.75 to $2.00 per share, 196,000 options at $2.50 to $5.00, and 217,000 options at $5.92 to $46.30. The weighted-average remaining contractual life of options outstanding at December 31, 1998 is 3.79 years. A total of 2,839,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 1998.

     At December 31, 1997, a total of 1,302,000 options are exercisable at various exercise prices: 882,000 options are exercisable at prices ranging from $.10 to $5.00 per share, 290,000 options at $6.00 to $15.00 and 130,000 options at $20.00 to $46.30. The weighted-average remaining contractual life of options outstanding at December 31, 1997 is 1.30 years. A total of 1,545,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 1997

     At December 31, 1996 there were 1,796,000 options exercisable. These options were exercisable at various prices ranging from $.10 to $46.30.

     Total compensation costs recognized for stock option awards amounted to $1,255,000, $1,326,000 and $621,000 for the years ended December 31, 1998,
     1997 and 1996, respectively. Compensation cost represents the fair value of options granted to non-employees and the intrinsic value of options granted to employees.

     During  October  1998,  the  Company's  Board  of  Directors  authorized  a reduction of the exercise price of 2,234,235 outstanding options to purchase common stock (issued to employees) to $2.00 per share ($0.25 higher than the fair market value at the date of the Board action), with an expiration date of December 31, 2002. The substantial majority of such options were previously issued at exercise prices ranging from $4.00 to $5.00 per share.

     Registration statements/restricted securities

     The Company has used restricted common stock for the purchase of certain companies (Note 3) and has sold restricted common stock in private placements. At December 31, 1998, approximately 4,910,000 shares of restricted common stock were issued and outstanding.

     On February 11, 1999 the Company filed a registration statement on Form S-8 (No. 333-72203) for 2,262,235 options and 2,230,084 shares of the Company's common stock which was effective upon filing. The primary purpose of this registration statement was to register options, which were repriced in October 1998, and shares issued to employees and certain consultants.

     On May 15, 1998 the Company filed a registration statement on Form S-8 (No. 333-52875) for 779,148 options and 122,500 shares of the Company's common stock which was effective upon filing. The primary purpose of this registration statement was to register shares issued to certain consultants and non-officer employees.

                      COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 11  Shareholders' equity (continued)

     Registration  statements/restricted securities (continued)

     Additionally, on January 22, 1998, the Company filed another registration statement on Form S-1 (No. 333-44683, effective February 6, 1998). The primary purpose of this registration statement was to register shares issued in January 1998 pursuant to a private placement (Note 11).

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

12   Income taxes

     Through  August 4, 1998,  the  results  of the  Company's  U.S.  operations conducted  through  its  Softworks  subsidiary  have been  included  in the
     Company's consolidated Federal income tax returns. However, separate provisions for income taxes have been determined for Softworks' wholly owned foreign subsidiaries that are not eligible to be included in the U.S. Federal income tax returns. As a result of the initial public offering of Softworks, the Company's ownership of Softworks is reduced below 80% and Softworks is no longer eligible to be included in the Company's consolidated Federal income tax returns. Accordingly, since the future realization of the Softworks' component of the deferred tax asset ($902,000 as of August 4, 1998) is no longer uncertain, the related valuation allowance (with respect to Softworks domestic operations only) has been eliminated. As a result of consolidated net losses, the Company did not pay Federal income taxes prior to 1998.

     The following table summarizes components of the provision for current and deferred income taxes for the year ended December 31, 1998:


       Provision for income taxes

         Current
            United States                               $   2,196
            Foreign                                            32
            State and other                                   306
                                                        ---------
              Total                                     $   2,534
                                                        =========
         Deferred
            United States                               $    (632)
            Foreign                                             0
            State and other                                  (154)
                                                        ---------
                     Total
                                                             (786)
                                                        ---------
                                                        $   1,748
                                                        =========

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 12  Income taxes (continued)

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the year ended December 31, 1998:


         U.S. Federal statutory tax rate                        34.0%
         State and local taxes, net of U.S. Federal
           tax effect                                            6.5
         Non taxable portion of gain related to
           Softworks initial public offering                   (12.4)
         Reduction of deferred tax asset valuation reserve      (7.4)
         Utilization of net operating loss carryforward         (7.1)
         Other                                                   1.9
                                                               ------

            Effective tax rate                                  15.5%
                                                               ======

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                               December 31,
                                                          1998            1997
                                                          ----            ----
                                                             (in thousands)
         Deferred tax assets
            Net operating loss carryforwards            $ 23,063       $ 24,903
            Tax credit carryforward                          430            430
            Compensation                                     731          3,804
            Fixed and intangible assets                      419            467
            Capitalized software development costs           664            677
            Other                                          1,153            707
                                                        --------       --------
                                                          26,460         30,988
            Valuation allowance                           25,670        (30,988)
                                                        --------       --------
                                                        $    790       $   -
                                                        ========       ========

     During 1998, $4,700,000 of net operating loss carry forwards were utilized to substantially reduce the taxable income resulting from the gain on partial disposition of Softworks. At December 31, 1998, the Company has net operating loss carryforwards remaining of approximately $54,000,000 available to reduce future taxable income. These losses, which expire through 2012, are subject to substantial limitations as a result of IRC
     Section 382 rules governing changes in control.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 13  Unusual charges

     Included in unusual charges for the year ended December 31, 1997, are charges aggregating $686,000, of which $850,000 relates to the settlement of certain litigation ($500,000 was settled with the issuance of 119,850 shares of common stock in the first quarter of 1998, see Note 15), net of $164,000 which relates to the return of 30,215 shares of the Company's common stock related to the SPC settlement (Note 3).

     Included  in unusual  charges for the year ended  December  31,  1996,  are charges aggregating $2,590,000 including the following: $2,075,000, of which $2,000,000 (representing 261,400 shares of the Company's common stock) is non-cash, for costs associated with the settlement of certain litigation (Note 15), and $515,000 of which $415,000 (representing 75,000 shares of the Company's common stock) is non-cash relating to the final settlement of SPC (Note 3).

 14  Related party and other transactions

     Three executive officers of the Company have received advances from time to time, with such advances being payable upon demand and bearing no interest. Effective January 1, 1997, these advances became interest bearing at the rate of 7% per annum. In the first quarter of 1999, the officers repaid $495,000 of these advances.

     During the years ended December 31, 1998, 1997 and 1996, the Company paid an outside Director fees for legal and consulting services aggregating $149,000, $165,000 and $127,000, respectively.

     The Company paid an outside Director consulting fees of $52,000 in each of the years ended December 31, 1998, 1997 and 1996, respectively.

     In 1998, the Company's general counsel received cash compensation of $207,000 and 180,000 Company stock options (which were subsequently cancelled) valued at $171,000. In addition to the shares of Softworks and Company common stock (as discussed in Notes 3 and 11), related entities received 266,000 shares of Softworks common stock, valued at $541,000, for business and financial consulting services rendered.

     In 1998, a consultant (who also has a financial interest in ITSV) received cash compensation of $185,000 and 300,000 Company stock options (which were subsequently cancelled) valued at $254,000 in addition to the shares of Softworks and Company common stock (as discussed in Notes 3 and 11).

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 14  Related party and other transactions (continued)

     S.J. & Associates, Inc.

     In June 1996 and July 1998, the Company entered into various agreements with S.J. & Associates, Inc. (including its affiliates are collectively referred to as "SJ") for various services which provide for the following compensation:

     -    SJ  receives   minimum  annual   compensation   pursuant  to  several
          agreements aggregating $227,000 per annum. The agreements expire at various times through May 2001.

     - A bonus of $200,000 is payable to SJ should the Company achieve $5,000,000 of net d.b.Express revenue, which expires May 2001.

     - During 1998, SJ was granted 425,000 options to purchase the Company's common stock at exercise prices ranging from $4.00 to $6.00 per share, resulting in a charge to operations of $365,000; 275,000 of these options were exercised and the remaining 150,000 options were cancelled.

     - As discussed in Notes 3 and 11, SJ also received shares of the Company's and Softworks common stock during 1998.

     - SJ also received 190,000 shares of Softworks common stock (issued directly from Softworks) in conjunction with their initial public offering.

 15  Commitments and contingencies

     Employment agreements

     During 1998, the Company entered into six employment agreements with key Softworks employees. The agreements terminate at various times through December 31, 2002. Five of the agreements automatically renew for one-year periods unless Softworks or the employee notifies the other party ninety days prior to the end of any renewal term. The last agreement is "at-will". One agreement provides for the issuance of a $500,000 full recourse loan (issued in 1999), interest bearing at the rate of approximately 6.0% per annum, unsecured, and payable on December 1, 2000, subject to certain acceleration provisions. The six employment agreements provide for an aggregate annual base compensation of approximately $800,000. All are eligible for incentive bonuses subject to Softworks achieving various net income levels.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 15   Commitments and contingencies (continued)
      Operating leases

     Operating leases are primarily for office space, equipment and automobiles. At December 31, 1998, the future minimum lease payments under operating leases are summarized as follows (in thousands):


         Year ending December 31,
            1999                                    $1,502
            2000                                     1,371
            2001                                     1,013
            2002                                       261
            2003                                       101
            Thereafter                                 -
                                                    ------
              Total                                 $4,248
                                                    ======

     Rent expense approximated $1,285,000, $1,198,000 and $850,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

     Defined contribution plan

     The Company provides pension benefits to eligible employees through a 401(k) plan. Employer matching contributions to this 401(k) plan approximated $106,000, $66,000 and $36,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     In September 1994, the Company received notice of an action alleging breach of contract regarding an acquisition transaction initiated during 1993. In July 1995, a settlement agreement was reached whereby the Company was required to pay $75,000 and agreed to an amendment of a software license contract to acquire the license for additional software. Pursuant to such amendment, the Company issued a non-interest bearing promissory note in the amount of $389,000 payable in 36 monthly installments. The final payment related to this promissory note was made in August 1998.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 15  Commitments and contingencies (continued)
     Legal matters (continued)

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

     In July 1995, the Company and certain officers received notification that they had been named as defendants in a class action claim in regard to announcements and statements regarding the Company's business and products. Although the Company denied any wrongdoing, in an effort to avoid further expense and resolve the uncertainty of litigation, in July 1997 the Company agreed to a Stipulation and Agreement of Settlement ("Stipulation Agreement") of this class action. In February, 1998, the Court entered a final order approving the terms of the Stipulation Agreement. The Company delivered 119,850 shares of its common stock, valued at $500,000; additionally, the Company and its insurance carrier each paid $350,000, in full settlement of the matter. Based upon the Stipulation Agreement, the Company recorded an $850,000 Unusual Charge to earnings in 1997.

     On June 11, 1996, the Company received notice of entry of a default judgement against it for $1,500,000 and specific performance to effect the registration of common stock held by Merit Technology, Inc. in a matter in which the Company had not been served or received notice. On August 13,1996, the default judgement was set aside by the Court. During December 1996, this matter was settled with the Company issuing 10,000 shares of its common stock.

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

     In March 1995, an action was originally commenced against the Company and a number of defendants. In early 1997, after a change in counsel, the plaintiff amended the complaint for a second time, now naming as defendants only the Company and three of its officers. The second amended complaint alleges that certain third parties, unrelated to the Company, transferred certificates representing 1,000,000 shares of the Company's common stock to the plaintiff. The complaint further alleges that such shares were endorsed in blank by the third parties and became bearer securities, which were negotiated to the plaintiff by physical delivery. The certificates had not been legally acquired from the Company and the certificates were reported to the Securities and Exchange Commission by the Company as stolen certificates. Plaintiff has requested validation of the transfer of the certificates and is seeking damages of an unspecified amount, consisting of alleged diminution in market value of the subject shares from 1994 through the date of any judgment in the plaintiff's favor. Discovery has been substantially completed

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


 15  Commitments and contingencies (continued)
     Legal matters (continued)

     and, unless a summary judgment is granted to one side or the other, this case is expected to go to trial later. The Company and its counsel believe that the Company's position regarding the claim has substantial factual and legal support and are vigorously defending the matter. However, the Company is unable to predict the ultimate outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements for any potential losses or potential issuance of common stock.

     In 1995, Fletcher Capital Corp. filed a claim against the Company, its president and several unrelated parties, regarding a claim for an unspecified amount of commissions in the form of options from the Company and cash from the other parties. This matter was settled in February 1997 with the issuance of 36,000 options exercisable at $3.50 per share, 25,200 shares of common stock (issued January 1998) and cash payments totaling $31,000.

     During February 1999, the Company and certain officers received notification that they had been named as defendants in a class action alleging violations of certain securities laws with respect to the content of certain Company announcements. The Company and its counsel are vigorously defending the matter. However, the Company is unable to predict the ultimate outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements for any potential losses or potential issuance of common stock.

16   Management's plans

     Prior to 1998, the Company incurred substantial consolidated net losses and used substantial amounts of cash in operating activities, which were primarily financed through private placements of common stock and convertible debentures. During 1998, the Company continued to use substantial amounts of cash in its operations, however, cash requirements were primarily financed through Softworks initial public offering and additional sales of Softworks common stock. Management's strategic plan is focused on becoming a preeminent provider of innovative software products, which break down barriers between people and data through sale of existing products and new technologies. The Company is currently focusing on four general product categories:

     1. To continue to exploit the d.b.Express technology through continued development of several vertical markets;
     2.   To further develop its Softworks product line;
     3.   Continue to develop its Professional Services division; and
     4. Capitalize on the growth of the Internet and parents' need to monitor their children's activities through the sale of Computer Cop.

     While management believes that its plan will ultimately enable them to achieve positive cash flows from operations, until such time, additional cash may be necessary to implement such plan. Although there can be no assurances, management has several alternative sources to fund the development of its plan, including additional debt and equity financing (if necessary), or additional sales of its investment in Softworks common stock, which, as a consequence of Softworks initial public offering, became a readily marketable asset. Since the Company's ownership interest in Softworks is currently 50.2%, any additional sales of its investment would reduce the Company's ownership interest to below 50%. Additionally, the financial results of Softworks would no longer be consolidated with the Company, and, accordingly, the Company's financial presentation would be significantly altered.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


  17  Consolidated Statements of Cash Flows

     Supplemental disclosure of cash flow information for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                                  Year ended December 31,

                                                1998          1997         1996
                                                ----          ----         ----
                                                         (in thousands)

         Interest paid                         $  541        $   153      $   53
                                               ======        =======      =======
         Net taxes paid (refunds received)     $   23        $   (74)     $   40
                                               ======        =======      =======

     Non-cash investing and financing activities for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                                  Year ended December 31,

                                               1998          1997          1996
                                               ----          ----          ----
                                                       (in thousands)

    Exchange of the Company's and Softworks
      common stock to ITSV (Note 3):

            Prepaid advertising              $ 4,150       $   -        $    -
            Goodwill                           5,360           -             -
            Software development costs         2,700           -             -
                                            --------       --------     --------

                                             $12,210       $   -        $    -
                                            ========       ========     ========

         Capitalized software technology
            (Note 7)                         $  -          $ 2,160      $    -
                                            =========      ========     ========

         Note receivable for the sale
            of Softworks common stock
            by the Company                   $ 5,000       $   -        $    -
                                            ========       ========     ========


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

18    Segment information

     The Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," which became effective for the Company in 1998 and has been implemented for all periods presented. The Company and its subsidiaries operate in two separate business segments, computer software and professional services. The computer software segment, which operates both domestically and internationally, is primarily engaged in the design, development, marketing and support of information delivery software products, including end-user data access tools for use in personal computer and client/server environments and systems management software products for corporate mainframe data centers. International operations include foreign subsidiaries located in the United Kingdom, France, Brazil, Australia, Spain, Italy and Germany and several international distributors primarily in Europe and Asia. The professional services segment, which operates domestically, is engaged in the design, construction and installation of technology systems, including the reselling of computer hardware. The Company's professional services segment also provides systems management services, including training, implementation of software, and staff augmentation.

     Business information

                                                  Year ended December 31,

                                               1998          1997          1996
                                               ----          ----          ----
                                                       (in thousands)

         Revenue
            Computer Software                 $ 42,298     $ 27,870        $ 19,030
            Professional Services               19,690        1,868            -
                                              --------     --------        --------

              Total                           $ 61,988     $ 29,738        $ 19,030
                                              ========     ========        ========
         Operating income (loss)
            Computer Software                 $(17,193)    $(11,976)       $(16,135)
            Professional Services                1,549           50             -
                                              --------     --------        --------
              Total                           $(15,644)     $(11,926)      $(16,135)
                                              ========     ========        ========

         Identifiable assets
            Computer Software                 $ 76,950      $ 38,827       $ 27,671
            Professional Services               14,952           471           -
                                              --------     --------        --------
              Total                           $ 91,902      $ 39,298       $ 27,671
                                              ========     ========        ========

     In classifying business information into segments, the Company specifically identifies revenue, expenses and identifiable assets of the professional services segment; items not specifically identified are included in the computer software segment.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 18      Segment information (continued)
         Geographical information

                                                  Year ended December 31,

                                               1998          1997          1996
                                               ----          ----          ----
                                                       (in thousands)

         Revenue
            Domestic                         $ 53,190      $ 25,006      $ 14,148
            International                       8,798         4,732         4,882
                                             --------      --------      --------
              Total                          $ 61,988      $ 29,738      $ 19,030
                                             ========      ========      ========
         Operating income (loss)
            Domestic                         $(14,870)     $(11,386)     $(17,041)
            International                        (774)         (540)          906
                                             --------      --------      --------
              Total                          $(15,644)     $(11,926)     $(16,135)
                                             ========      ========      ========
         Identifiable assets
            Domestic                         $ 82,377      $ 36,630      $ 26,400
            International                       9,525         2,668         1,271
                                             --------      --------      --------
              Total                          $ 91,902      $ 39,298      $ 27,671
                                             ========      ========      ========

     Major customer

     For the year ended December 31, 1998, the Company had one major customer with revenue of $14,878,000 (24% of total revenue). This amount is included in the Professional Services and Domestic categories.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPUTER CONCEPTS CORP.

                                          /s/ March 31, 1999
                                          ----------------------
                                          Daniel DelGiorno, Jr.,
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       NAME                       TITLE                           DATE

  /s/ Daniel DelGiorno
  ______________________      President, Treasurer,          March 31, 1999
  Daniel DelGiorno, Jr.      Chief Executive Officer,
                             Director

  /s/ Daniel DelGiorno
  ______________________     Director,                      March 31, 1999
  Daniel DelGiorno, Sr.      Assistant Secretary

  /s/ Jack S. Beige
  ______________________     Director                       March 31, 1999
  Jack S. Beige

  /s/ George Aronson
  ______________________     Chief Financial Officer        March 31, 1999
  George Aronson