Form 10-Q
period 1999-03-31
COMPUTER CONCEPTS CORP /DE
filed 1999-05-14
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999
                                   OR

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes   X           No ___

The number of shares of $.0001 par value stock outstanding as of May 13, 1999 was: 20,420,839.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX




PART I -  FINANCIAL INFORMATION                                            Page

Condensed Consolidated Balance Sheets
as of March 31, 1999 and December 31, 1998                                  3

Condensed Consolidated Statements of Operations
and Comprehensive Income For the
Three Months Ended March 31, 1999 and 1998                                  4

Condensed Consolidated Statements of Cash Flows
For the Three Months ended March 31, 1999 and 1998                          5

Notes to Condensed Consolidated Financial Statements                      6 - 11

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      12 - 14




                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 15

Item 2. Changes in Securities                                             15

Item 3. Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 5. Other Information                                                 15

Item 6. Exhibits and Reports on Form 8-K                                  15

Signatures                                                                16

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of March 31, 1999 and December 31, 1998
                        (in thousands, except share data)

                                                              March 31 December 31,

                    ASSETS                                      1999      1998
                                                                ----      ----
                                                             (Unaudited)
                                                              ---------



CURRENT ASSETS:
 Cash and cash equivalents                                     $13,272   $ 8,176
 Accounts receivable, net of allowance for doubtful accounts
   of $1,601 and $1,350 in 1999 and 1998,  respectively         12,623    27,412
 Installment receivables                                        18,440    16,406
 Inventories                                                       419       419
 Deferred tax assets, current                                     -          306
 Advances to  officers                                             542       895
 Prepaid expenses and other current assets                       6,785    10,128
                                                               -------   -------
                                                                52,081    63,742

Installment accounts receivable, due after one year              7,759     7,908
Property and equipment, net                                      3,893     3,564
Software costs, net                                              4,936     5,594
Excess of cost over fair value of net assets acquired, net of accumulated amortization  of $4,908  and $4,239 in 1999 and
 1998, respectively                                              7,765     8,610
Deferred tax assets, noncurrent                                    500       484
Other assets                                                     1,631     2,000
                                                               -------   -------
                                                               $78,565   $91,902
                                                               =======   =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                         $ 7,203   $11,428
 Current portion of long- term debt                              2,080     6,117
 Income taxes payable                                              164     2,207
 Deferred installment revenue                                    7,317     7,314
 Deferred maintenance revenue                                    8,016     9,107
                                                               -------   -------
                                                                24,780    36,173

Deferred installment revenue, earned after one year              4,617     7,883
Deferred maintenance revenue, earned after one year              6,912     3,924
Long-term debt, net of current portion                           2,401     1,403
                                                               -------   -------

        Total liabilities                                       38,710    49,383
                                                               -------   -------

Minority interest                                                9,353     8,503

Commitments and contingencies

Shareholders' equity:
 Common stock, $.0001 par value; 150,000,000
  authorized; 20,420,839 shares in 1999 and 19,324,839
  shares in 1998 issued and outstanding                              2         2
Additional paid-in capital                                     108,349   106,515
Accumulated deficit                                            (77,545)  (72,194)
Accumulated other comprehensive loss                              (304)     (307)
                                                               -------   -------
     Total shareholders' equity                                 30,502    34,016
                                                               -------   -------
                                                              $ 78,565  $ 91,902
                                                              ========  ========

        See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      For the Three Months Ended March 31,
                      (in thousands, except per share data)

                                                               1999       1998
                                                               ----       ----

Revenue:
 Software licenses, net                                       $ 6,730    $ 3,760
 Maintenance                                                    3,539      2,562
 Professional services                                          3,699      1,302
                                                              -------    -------
                                                               13,968      7,624

Cost of revenue:
 Software licenses                                                373        492
 Maintenance                                                      625        409
 Professional services                                          3,166      1,314
                                                              -------    -------
                                                                4,164      2,215
                                                              -------    -------
Gross margin                                                    9,804      5,409
                                                              -------    -------
Operating expenses
 Research and development                                       4,069      2,172
 Sales and marketing                                            8,385      4,206
 General and administrative                                     2,915      2,249
 Amortization and depreciation                                  1,684        567
                                                              -------    -------
                                                               17,053      9,194
                                                              -------    -------
Operating loss                                                 (7,249)    (3,785)

Other income (expense)
 Gain on partial disposition of subsidiary                      2,031       -
 Interest income (expense), net                                   (12)        25
 Minority interest in earnings of subsidiary                      (46)      -
                                                              -------    -------
Loss before (benefit from) provision for income taxes          (5,276)    (3,760)
Benefit from (provision for) income taxes                         (75)       206
                                                              -------    -------

Net loss                                                      $(5,351)   $(3,554)
                                                              =======    =======

Other comprehensive income:
 Foreign currency translation adjustments                           3          8

Comprehensive income (loss)                                   $(5,348)   $(3,546)
                                                              =======    =======

Basic and diluted net loss per share                          $ (0.27)   $ (0.27)
                                                              =======    =======

Weighted average common shares outstanding                     20,089     13,111
                                                              =======    =======

            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      For the Three Months Ended March 31,
                                 (in thousands)

                                                                          1999        1998
                                                                          ----        ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
  Net loss                                                              $ (5,351)   $ (3,554)
Adjustments to reconcile net loss to net cash
 used in operating activities
  Depreciation and amortization:
    Software costs                                                           792         174
    Property and equipment                                                   416         255
    Excess of cost over fair value of net assets acquired                    669         207
    Other                                                                      1           4
Minority interest in net income of subsidiary                                 46        -
Provision for doubtful accounts                                              114          60
Common stock and options issued for services                               1,744          89
Softworks common stock exchanged for services                                634        -
Gain on partial disposition of subsidiary                                 (2,031)       -

Changes in operating assets and liabilities
  Accounts receivable                                                     12,641       2,353
    Installment accounts receivable, due after one year                      149        (693)
    Inventories                                                             -           -
    Prepaid expenses and other current assets                              5,511         494
    Other assets                                                             369          53
    Accounts payable and accrued expenses                                 (4,239)     (1,291)
    Current income taxes                                                  (2,043)       -
    Deferred income taxes                                                    290        -
    Deferred revenue                                                      (1,366)      1,884
                                                                        --------    --------
                  Net cash provided (used) by operating activities         8,346          35
                                                                        --------    --------
Cash flows from investing activities
  Capital  expenditures                                                     (745)       (292)
  Additional consideration for Softworks acquisition                        -           (262)
  Cash received from sale of limited license (see Note 7)                    400        -
  Software development and technology purchases                             (222)       (389)
  Repayment of (advances to) officers, net                                   353        (126)
                                                                        --------    --------
                  Net cash used in investing activities                     (214)     (1,069)
                                                                        --------    --------
Cash flows from financing activities
  Net proceeds from sales of common stock and options                      -           2,157
  Proceeds from long-term debt                                             2,021       -
  Repayments of long-term debt                                            (5,060)       (106)
                                                                        --------    --------
                  Net cash provided (used) by financing activities        (3,039)      2,051
                                                                        --------    --------
Effect of exchange rate changes on cash and cash equivalents                   3           8
                                                                        --------    --------
Net increase in cash and cash equivalents                                  5,096       1,025

Cash and cash equivalents, beginning of period                             8,176         778
                                                                        --------    --------
Cash and cash equivalents, end of period                                $ 13,272     $ 1,803
                                                                        ========    ========

            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998

1. Interim Financial Information

The condensed consolidated balance sheet as of March 31, 1999, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1999, and 1998, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1998, consolidated financial statements.

2 The Company

Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments. Through its Softworks subsidiary, the Company develops, markets and supports systems management software products for corporate mainframe data centers. In 1997, the Company created a business unit, "professional services" , which primarily resells computer hardware and for a fee, will assist in the design, construction and installation of technology systems. The Company makes use of its proprietary data access technology, d.b.Express in its d.b.Express Internet Information Server, which is an Internet database providing Internet access to detail telephone records. Data can be visually presented using the Company's patented data visualization technology. Additionally, in June,1998, the Company completed an acquisition of software (and related sales and marketing rights) which is designed to provide non computer literate owners (e.g. parents, guardians, schools, etc) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the Internet (e.g. children).

3. Shareholders' Equity

During the three month period ended March 31, 1999, the Company issued the following restricted common stock:

     i. As part of a bonus incentive compensation plan, the Company issued 470,500 shares to several non-executive employees for which it recorded a non cash charge to earnings, of $826,000;

     ii. issued 510,500 shares of its common stock to various consultants for which it recorded a non cash charge to earnings of $910,000;

     iii. In lieu of cash, the Company, issued 115,000 shares for an acquisition of a technology license. The Company recorded amortization expense of $8,000 during the three month period ending March 31, 1999.


4. Legal matters

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998

6. Segment information

The Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," which became effective for the Company in 1998 and has been implemented for all periods presented. The Company and its subsidiaries operate in two separate business segments, computer software and professional services. The computer software segment, which operates both domestically and internationally, is primarily engaged in the design, development, marketing and support of information delivery software products, including end-user data access tools for use in personal computer and client/server environments and systems management software products for corporate mainframe data centers. International operations include foreign subsidiaries located in the United Kingdom, France, Brazil, Australia, Spain, Italy and Germany and several international distributors primarily in Europe and Asia. The professional services segment, which operates domestically, is primarily engaged in the reselling of computer hardware, design, construction and installation of technology systems, as well as marketing the d.b.Express Internet Information Server, also referred to as a "server farm".

Business information
                                                            Three Months Ended
                                                            ------------------
                                                                 March 31,
                                                                ---------
   (In Thousands $)                                          1999         1998
                                                             ----         ----
Revenue
  Computer Software                                        $10,269        $6,322
  Professional Services                                      3,699         1,302
                                                           -------        ------
     Total                                                 $13,968        $7,624
                                                           =======        ======
Operating Income (loss)
  Computer Software                                        $(7,598)      $(3,715)
  Professional Services                                        349           (70)
                                                           -------        ------
     Total                                                 $(7,249)      $(3,785)
                                                           =======        ======

                                                       At March 31,  At December 31,
                                                           1999           1998
                                                        ------------  --------------
Identifiable Assets
  Computer Software                                        $73,651       $76,950
  Professional Services                                      4,914        14,952
                                                           -------       -------
     Total                                                 $78,565       $91,902
                                                           =======       =======

In classifying business information into segments, the Company specifically identifies revenue, expenses and identifiable assets of the professional services segment; items not specifically identified are included in the computer software segment.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998

Geographical information:
                                                             Three Months Ended
                                                             ------------------
                                                                  March 31,
                                                                  ---------
   (In Thousands $)                                          1999          1998
                                                             ----          ----
Revenue:

 United States                                              $10,743      $ 6,318

 International                                                3,225        1,306
                                                           --------      -------
   Total                                                   $ 13,968      $ 7,624
                                                           ========      =======

Operating Income/(loss):

 United States                                             $ (8,448)     $(3,196)

 International                                                1,199         (589)
                                                           --------      -------
   Total                                                   $ (7,249)     $(3,785)
                                                           ========      =======

                                                        At March 31, At December 31,
                                                           1999           1998
                                                        ------------ --------------
Identifiable Assets:

 United States                                              $67,106      $82,377

 International                                               11,459        9,525
                                                           --------      -------

   Total                                                    $78,565      $91,902
                                                           ========      =======


Major customer

For the three months ended March 31,1999, the Company had one major customer with revenue of $2,911,000 (20.8% of total revenue). This amount is included in the Professional Services and Domestic categories.

7. Internet Tracking & Security Ventures, LLC

On June 30, 1998, pursuant to an Asset Purchase and Sale Agreement, the Company acquired certain software and related sales and marketing rights from Internet Tracking & Security Ventures, LLC ("ITSV") in exchange for 1,900,000 restricted shares of the Company's common stock and 1,000,000 restricted shares of common stock of the Company's then wholly owned subsidiary, Softworks. The acquired software program, known as "Computer Cop," is designed to inform non computer literate parents, guardians and alike, what materials, or possible threats to the safety and well being their children or others have been accessing over the internet, such as objectionable web sites, text, pictures, screens, electronic mail, etc. The Agreement also includes the rights to the use of Richard "Bo" Dietl's name in conjunction with the promotion and endorsement of the software as well as appearances by Mr. Dietl in support of the software in regional and national marketing campaigns. Orders for the initial version of the product began shipping during the fourth quarter, 1998.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998


In March, 1999, the Company sold certain rights to license ComputerCOP to a marketing company (Bo-Tel, Inc.) for $400,000. The license rights are limited to granting a specified original equipment manufacturer of personal computers the right to embed the software in its computers for sale to the general public. Bo-Tel, Inc. is an affiliate of ITSV, and accordingly, this sale has been accounted for as a reduction of the cost of the assets acquired from ITSV. The software costs will be amortized using the greater of the ratio of current revenue to the total projected revenue for the software or the straight-line method using an estimated useful life of 30 months. The prepaid expenses will be expensed as the related services are performed (including, but not limited to, appearances, promotion and endorsement). The excess of cost over fair value of net assets acquired, which primarily relate to the use of the name "Bo Dietl" will be amortized using the straight-line method over 36 months. However, as a product that the Company has only recently commenced marketing, it is reasonably possible that the estimates of anticipated future gross revenue, the remaining economic life of the product, or both will be reduced significantly in the near term due to the unpredictability of the product's market acceptance and competitive pressures (including technological obsolescence). As a result, the carrying amount of the assets acquired from ITSV (approximately $7,300,000 at March 31, 1999) may be reduced materially in the near term.

8. GAIN ON PARTIAL DISPOSITION OF SUBSIDIARY

Prior to June 30, 1998, Softworks was a wholly owned subsidiary of the Company with 14,083,000 shares of common stock outstanding. On August 4, 1998, Softworks completed a public offering of 4,200,000 shares of its common stock at a price of $7.00 per share (less underwriting fees and commissions of $0.49 per share) as follows: 1,700,000 shares of common stock were sold by Softworks; 1,000,000 shares were sold by ITSV and 1,500,000 shares were sold by the Company. Additionally, in the third quarter of 1998, options to acquire approximately 3,600,000 restricted shares of Softworks common stock were granted to Softworks officers and key employees. All options are exercisable at the initial public offering price of $7.00 per share. On May 4, 1999, Softworks filed Form S-8 covering the registration of the common stock issuable pursuant to these options. Softworks common stock is traded on the NASDAQ National Market under the symbol "SWRX." In addition to the public offering discussed above, in 1998, the Company sold 1,000,000 shares of Softworks common stock for $5,000,000 and exchanged 1,877,700 shares of Softworks common stock to employees and consultants for services rendered or to be rendered. As a result of the various transactions described above, the Company's ownership interest in Softworks was reduced from 100% to 54.5% as of December 31, 1998. In January, 1999, the Company, through the exchange of 687,600 restricted shares of Softworks common stock, further reduced its ownership interest from 54.5% to 50.2% or 8,017,700 shares of Softworks common stock at March 31, 1999 as follows:

1. The Company issued as 1999 bonus incentive compensation, 298,000 restricted shares of Softworks common stock to two executives, vesting 25% on January 1, 1999, 25% on April 1, 1999, 25% on July 1, 1999 and 25% on September
     1,1999. These shares would fully vest in the event of the acquisition of Softworks, or the Company by any third party. Accordingly, the Company will record a non cash charge to operations of $269,250 each quarter.

2. The Company issued 389,600 restricted shares of Softworks, as well as 80,000 contract options to acquire restricted shares of Softworks' common stock owned by the Company, exercisable at $1.00 per share and expire December 31, 1999 to various consultants. The related contracts are for services to be performed over time frames ranging from twelve to twenty-four months. The $1,774,000 value of the shares and options will be charged to operations over the terms of the related contracts.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998

As a result of the January, 1999 transactions, the Company recognized a gain of $2,031,000, representing the difference between the fair value of the Softworks common stock exchanged, and the related carrying value of the Company's investment in Softworks.

In April, 1999, certain stock options previously granted by Softworks to its employees and consultants were exercised, which had the effect of reducing the Company's ownership interest in Softworks from 50.2% to 49.7%. Accordingly, the financial results of Softworks are not expected to be consolidated with the Company commencing with the quarter ending June 30, 1999. The following pro forma consolidated balance sheets and statements of operations present the Company's results with Softworks accounted for on the equity method (i.e. as an unconsolidated subsidiary):

                                                        March 31, 1999                December 31, 1998
                                                -------------------------------- ---------------------------
                                                        (in thousands)                 (in thousands)
                                                         Pro-forma                       Pro-forma
                                                Actual Adjustments  Pro-forma   Actual Adjustments Pro-forma
                                                ------ -----------  ---------   ------ ----------- ---------
ASSETS

Current assets                                  $52,081  $(35,225)   $16,856   $63,742   $(38,282)  $25,460

Long-term receivables                             7,759    (7,759)      -        7,908     (7,908)     -
Property plant and equipment, net                 3,893    (2,698)     1,195     3,564     (2,499)    1,065
Software costs, net                               4,937    (2,732)     2,205     5,594     (3,039)    2,555
Goodwill, net                                     7,765    (3,921)     3,844     8,610     (4,143)    4,467
Other assets                                      2,130    (2,061)        69     2,484     (2,384)      100
Investment in subsidiary, equity method            -        9,331      9,331      -        10,086    10,086
                                                -------   -------     ------    ------    -------    ------
                                                $78,565  $(45,065)   $33,500   $91,902   $(48,169)  $43,733
                                                =======  ========    =======   =======   ========   =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities                             $24,780  $(21,814)   $ 2,966   $36,173   $(26,501)  $ 9,672

   Deferred revenue                              11,529   (11,497)        32    11,807    (11,764)       43
   Long term debt                                 2,401    (2,401)      -        1,403     (1,401)        2
                                                -------   -------     ------    ------    -------    ------
              Total liabilities                  38,710   (35,712)     2,998    49,383    (39,666)    9,717

Minority interest                                 9,353    (9,353)      -        8,503     (8,503)     -

Shareholders' equity                             30,502      -        30,502    34,016       -       34,016
                                                -------   -------     ------    ------    -------    ------
                                                $78,565  $(45,065)   $33,500   $91,902   $(48,169)  $43,733
                                                =======  ========    =======   =======   ========    ======

                                               For the three months ended March 31, 1999  For the three months ended March 31, 1998
                                               -----------------------------------------  -----------------------------------------
                                                              (in thousands)                            (in thousands)
                                                                Pro-forma                                 Pro-forma
                                                  Actual       Adjustments    Pro-forma       Actual      Adjustments  Pro-forma
                                                  ------       -----------    ---------       ------      -----------  ---------
Revenue                                          $13,968      $(10,258)        $ 3,710       $ 7,624       $(6,596)     $1,028


Cost of Revenue                                    4,164          (764)          3,400         2,215         (964)       1,251
                                                 -------       -------         -------       -------       -------      ------
Gross margin                                       9,804        (9,494)            310         5,409       (5,632)        (223)
                                                 -------       -------         -------       -------       -------      ------
Total Operating Expenses                          17,053        (9,342)          7,711         9,194       (6,681)       2,513
                                                 -------       -------         -------       -------       -------      ------
  Operating (loss) income                         (7,249)         (152)         (7,401)       (3,785)       1,049       (2,736)


Other income (expense)
  Gain on partial disposition of subsidiary        2,031          -              2,031          -            -            -
  Interest (expense) income, net"                    (12)         -                (12)           25         -            25
  Minority interest expense                          (46)           46              -           -            -            -
  Income (loss) from subsidiary                     -               46              46          -            (843)        (843)
                                                 -------       -------         -------       -------       -------      ------
Loss before provision (benefit) for income taxes  (5,276)          (60)         (5,336)       (3,760)         206       (3,554)

Provision (benefit) for income taxes                 (75)           60             (15)          206         (206)        -
                                                 -------       -------         -------       -------       -------      ------
Net loss                                         $(5,351)          $(0)        $(5,351)      $(3,554)      $ -         $(3,554)
                                                 =======       =======         =======       =======       =======      ======

Additionally, on May 3, 1999, Softworks filed Form S-1 with the Securities and Exchange Commission announcing the offering of 3.5 million shares of its common stock. Of the shares being offered, one million shares are being sold by Softworks, 800,000 shares are being sold by the Company and 1,700,000 shares are being sold by other existing shareholders. In conjunction with the offering, the Company issued 200,000 contract options to acquire restricted shares of Softworks common stock owned by the Company, exercisable at $1.00 per share, which vest only upon successful completion of this offering.

9. Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates SFAS No.109 requires that the net deferred tax asset be adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Through August 4,1998, the results of the Company's U.S. operations conducted through its SOFTWORKS subsidiary have been included in the Company's consolidated Federal income tax returns. However, separate provisions for income taxes have been determined for SOFTWORKS' wholly owned foreign subsidiaries that are not eligible to be included in the U.S. Federal income tax returns. As a result of the initial public offering of SOFTWORKS, the Company's ownership of SOFTWORKS was reduced below 80% and SOFTWORKS is no longer eligible to be included in the Company's consolidated Federal income tax returns.

It is expected  that the Company  will  utilize a portion of its  available  net
operating  loss  carryforwards  to  substantially   reduce  the  taxable  income
resulting from the gain on partial disposition of SOFTWORKS.

10. Management's plans

Prior to 1998, the Company incurred substantial consolidated net losses and used substantial amounts of cash in operating activities, which were primarily financed through private placements of common stock and convertible debentures. During 1998, and 1999, the Company continued to use substantial amounts of cash in its operations, however, cash requirements were primarily financed through Softworks initial public offering and additional sales of Softworks common stock. Management's strategic plan is focused on becoming a preeminent provider of innovative software products and services which are, and continue to be designed and developed to:

          a- break down barriers between people and data;
          b- exploit the Company's patented technologies;
          c- capitalize on the internet marketplace.

Additionally, the Company's plan is to further develop its professional services unit through increased staffing and expanded services.

The Company is currently focusing on four general product categories:

     1. The continued marketing of the d.b.Express Internet Information Server Services;

     2. Continue to exploit the d.b.Express technology through the development of new vertical markets;

     3. Continue to develop its Professional Services division; and

     4. Capitalize on the growth of the Internet and parents' need to monitor their children's activities through the sale of Computer Cop.

While management believes that its plan will ultimately enable them to achieve positive cash flows from operations, until such time, additional cash may be necessary to implement such plan. Although there can be no assurances, management has several alternative sources to fund the development of its plan, including additional debt and equity financing (if necessary), or additional sales of its investment in Softworks common stock, which, as a consequence of Softworks initial public offering, became a readily marketable asset. (See Note
8)

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND LIQUIDITY

               For the Three Months Ended March 31, 1999 and 1998

Forward-Looking Statements.
--------------------------
All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's' management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, the risk of errors or failures in the Company's software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, and the ability to recruit personnel, the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

Overview
--------
Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments. Through its Softworks subsidiary, the Company develops, markets and supports systems management software products for corporate mainframe data centers. In 1997, the Company created a business unit, "professional services" , which primarily resells computer hardware and for a fee, will assist in the design, construction and installation of technology systems. The Company makes use of its proprietary data access technology, d.b.Express in its d.b.Express Internet Information Server, which is an Internet database providing Internet access to detail telephone records. Data can be visually presented using the Company's patented data visualization technology. Additionally, in June,1998, the Company completed an acquisition of software (and related sales and marketing rights) which is designed to provide non computer literate owners (e.g. parents, guardians, schools, etc) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the Internet (e.g. children).

The Company currently consists of four operating units or product lines: d.b.Express Internet information Server, professional services, Softworks, the fourth being the software technology and related sales and marketing rights, acquired in June, 1998. d.b.Express provides businesses with a simple, fast, low-cost method of finding, organizing, analyzing and using information contained in databases through a visually-based proprietary software tool. SOFTWORKS, provides systems management software products that optimize mainframe system performance, reduce hardware expenditures, and enhance the reliability and availability of the data processing environment. During 1997, the Company commenced operations of the professional services unit. The professional services unit will offer solutions, support and strategies to solve various business crises in such areas as: selection and reselling of hardware, network determination, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management. Additionally, this unit could oversee new installations as well as offering on-site component repair. The newly acquired software is designed to provide non computer literate owners (e.g. parents) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the internet (e.g. children) . Orders for the initial version of the product began shipping during the fourth quarter, 1998. The method of revenue recognition for each unit, is dependent upon the type and manner of service provided and or the terms of product sales. As described above in note 8, in April,1999, the Company's ownership interest in Softworks was reduced to 49.7%, due to the exercise of Softworks stock options. Accordingly, the financial results of Softworks are not expected to be consolidated with the Company commencing with the quarter ending June 30, 1999.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND LIQUIDITY

               For the Three Months Ended March 31, 1999 and 1998


Results of Operations
---------------------
Total revenue for the quarter ended March 31, 1999, $13,968,000, reflects an increase of $6,344,000, or 83% when compared to $7,624,000 for the same period last year. A significant factor contributing to this growth was software license revenue increasing 79% or $2,970,000. The introduction of new products, services and enhancements as well as an expanding global sales force are major contributors to the growth. Additionally, revenue generated during the three months ended March 31, 1999, from professional services increased $2,397,000 to $3,699,000 when compared to $1,302,000 for the three months ended March 31, 1998.

The cost of revenue - software licenses, as a percentage of software license revenue, decreased from 13% of software license revenue for the quarter ended March 31, 1998, to 6% for the quarter ended March 31, 1999. The cost of revenue-software licenses consists primarily of royalties paid to Company developers and to third parties. Cost of revenue - maintenance, for the three month period ended March 31, 1999, as a percent of maintenance revenue increased 2 percentage points to 18% from 16% when compared to the three months ended March 31, 1998. The increase is primarily attributable to additional payroll and related costs. Cost of revenue - professional services, stated as a percent of professional services revenue, for the three months ended March 31, 1999 was 86%, a decrease of 15% as compared to the three months period ended September 30, 1998. The increase in dollars in cost of revenue - professional services is consistent with the increase in its revenue.

Research and development costs for the three month period ended March 31, 1999, increased approximately $1,897,000 over the same period last year. This increase was primarily a result of the Company's expanded efforts made toward the development of additional enhancements and upgrades to the d.b.Express technology and of an increase in personnel necessary to support Softworks' research and development efforts.

Sales and marketing expenses increased by $4,179,000 to $8,385,000 for the three months ended March 31, 1999 when compared to $4,206,000 incurred for the same period in 1998. The increase was primarily due to increased commission expenses resulting from increased sales, and increased personnel costs due to the expanded sales organization. While sales and marketing costs have risen, the Company believes the increases are necessary in order to maintain, and in some instances gain market presence. The Company anticipates a continued growth in spending to continue for the remainder of 1999, due to additional personnel and related costs associated with the planned growth and pursuit of new market opportunities.

General and administrative costs increased $666,000 to $2,915,000 for the three months ended March 31, 1999, when compared to the three months ended March 31, 1998. Major factors contributing to the increase are expanded staffing levels which the Company believes necessary in order to support its growth. However, as a percentage of total revenue, general and administrative costs decreased from 29% for the three months ended March 31, 1998 to 21% for the three month period ended March 31, 1999.

Amortization and depreciation increased by $1,117,000 from $567,000 for the three months ended March 31, 1998, to $1,684,000 for the three months ended March 31, 1999. This increase is due to primarily to increases in purchased software and goodwill.

Gain on partial disposition of subsidiary - see Note 8.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND LIQUIDITY

               For the Three Months Ended March 31, 1999 and 1998

Financial Condition and Liquidity
---------------------------------
The Company has reported a net loss of $5,351,000 (of which $93,000 net income was attributable to Softworks) for the three months ended March 31, 1999. For the years ended December 31, 1998, 1997, 1996, the Company had consolidated net income of $9,547,000, and consolidated net losses of $12,385,000 and $18,953,000, respectively. As a result of the partial disposition of Softworks, the Company recognized a gain of approximately $2,031,000 during the three month period ended March 31, 1999 (see Note 8). For the three month period ended March 31, 1999, net cash provided by operating activities was $8,346,000 (of which $75,000 was attributable to Softworks), consisting of: a net change in operating assets and liabilities of $11,312,000, (of which $1,044,000 net use was attributable to Softworks' operations), various non-cash charges which aggregated $4,416,000, (of which $1,026,000 was attributable to Softworks), the $2,031,000 gain referred to above, offset by the net loss.

Prior to 1998, the Company incurred substantial consolidated net losses and used substantial amounts of cash in operating activities, which were primarily financed through private placements of common stock and convertible debentures. During 1998, and 1999, the Company continued to use substantial amounts of cash in its operations, however, cash requirements were primarily financed through Softworks initial public offering and additional sales of Softworks common stock. At, March 31, 1999, and December 31, 1998, the Company had working capital of $27,301,000 (unaudited) and $27,569,000,respectively. Management's strategic plan is focused on becoming a preeminent provider of innovative software products and services which are, and continue to be designed and developed to:

a- break down  barriers  between  people and data;

b- exploit the Company's patented technologies;

c- capitalize  on the internet  marketplace.

Additionally, the Company's plan is to further develop its professional services unit through increased staffing and expanded services.

The Company is currently focusing on four general product categories:

1. The continued marketing of the d.b.Express Internet Information Server Services;

2. Continue to exploit the d.b.Express technology through the development of new vertical markets;

3.   Continue to develop its Professional Services division; and

4. Capitalize on the growth of the Internet and parents' need to monitor their children's activities through the sale of Computer Cop.

While management believes that its plan will ultimately enable them to achieve positive cash flows from operations, until such time, additional cash may be necessary to implement such plan. Although there can be no assurances, management has several alternative sources to fund the development of its plan, including additional debt and equity financing (if necessary), or additional sales of its investment in Softworks common stock, which, as a consequence of Softworks initial public offering, became a readily marketable asset. At March 31, 1999, the Company owned 8,017,700 shares of Softworks common stock (see Note
8).

Net cash used in investing activities of $214,000 was attributable to the acquisition of additional property and equipment of $745,000, the development and / or purchase of software technologies of $222,000, offset by the repayment of Officers Loans of $353,000 and $400,000 received from the sale of a limited license (see Note7).

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND LIQUIDITY

               For the Three Months Ended March 31, 1999 and 1998


During November, 1998, the parent Company entered into an Accounts Receivable Purchase Agreement, whereby the Company from time to time may, on a full recourse basis, assign some of their accounts receivable. Upon specific invoice approval, an advance of 85% of the underlying receivable is provided to the Company. The remaining balance (15%), less an administrative fee of approximately 1/2% plus interest at the rate of 1 1/2% per month, is paid to the Company once the customer has paid. This agreement expires in November 1999. At March 31, 1999, there were no receivables assigned nor any amount due the lender.


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


The Softworks subsidiary has obtained certification of its processes to assess Year 2000 Problems from the Information Technology Association of America
(ITAA). Because the Company's business involves software development, the Company has not sought further verification or validation by independent third parties of its corrections of Year 2000 Problems. However, the Company's Year 2000 project team is reviewing the Company's project plans and monitoring progress against those plans.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND LIQUIDITY

               For the Three Months Ended March 31, 1999 and 1998

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

Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem- related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer the following

A. a significant number of operational inconveniences and inefficiencies for the Company and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities; and

B. a lesser number of serious system failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND LIQUIDITY

               For the Three Months Ended March 31, 1999 and 1998



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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
               For the Three Months Ended March 31, 1999 and 1998

Item 1.  Legal Proceedings
Not applicable.

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

               For the Three Months Ended March 31, 1999 and 1998



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER CONCEPTS CORP.


/s/ Daniel DelGiorno, Jr.
Daniel DelGiorno Jr.         President, C.E.O. Treasurer,           May 14, 1999
--------------------         Director


/s/ George Aronson
George Aronson               Chief Financial Officer                May 14, 1999
--------------