Form 10-Q
period 1999-06-30
COMPUTER CONCEPTS CORP /DE
filed 1999-08-13
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


                                       OR


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                         Commission File No. 0 - 20660
                            COMPUTER CONCEPTS CORP.
             (Exact name of registrant as specified in its charter)


            Delaware                             11-2895590
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification  No.)


                   80 Orville Drive, Bohemia, N.Y.         11716
               (Address of principal executive offices) (Zip Code)


Registrant=s telephone number, including area code     (516) 244-1500


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The number of shares of $.0001 par value stock outstanding as of August 10, 1999 was 20,755,919.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                                     INDEX




PART I -  FINANCIAL INFORMATION                                          Page
                                                                         ----

Condensed Consolidated Balance Sheets
as of June 30, 1999 and December 31, 1998                                  3

Condensed Consolidated Statements of Operations
and Comprehensive Income For the Three and
Six Months Ended June 30, 1999 and 1998                                    4

Condensed Consolidated Statements of Cash Flows
For the Six Months ended June 30, 1999 and 1998                            5

Notes to Condensed Consolidated Financial Statements                  6 - 14

Management=s Discussion and Analysis of Financial
Condition and Results of Operations                                  15 - 21




PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 22

Item 2. Changes in Securities                                             22

Item 3. Defaults Upon Senior Securities                                   22

Item 4.  Submission of Matters to a Vote of Security Holders              22

Item 5. Other Information                                                 22

Item 6. Exhibits and Reports on Form 8-K                                  22

Signatures                                                                23

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of June 30, 1999 and December 31, 1998
                       (in thousands, except share data)


                                                  June 30,       December 31,
                                                    1999             1998
                                                 ----------      -------------
                                                (Unaudited)
                                                 ----------
                                 ASSETS

Current Assets:
  Cash and cash equivalents                       $ 15,406          $ 8,176
  Accounts receivable, net of
     allowance for doubtful accounts
     of $1,067 and $1,350 in 1999
     and 1998,  respectively                         6,792           27,412
  Installment receivables                              -             16,406
  Inventories                                          384              419
  Deferred tax assets, current                         -                306
  Advances to  officers                                740              895
  Prepaid expenses and other current assets          2,689           10,128
                                                  --------         --------
      Total current assets                          26,011           63,742

Installment accounts receivable, due
     after one year                                    -              7,908
Property and equipment, net                          1,354            3,564
Software costs, net                                  1,822            5,594
Excess of cost over fair value of net
  assets acquired, net of
  accumulated amortization of $1,767
  and $4,239 in 1999 and 1998, respectively          3,417            8,610
Investment  in Softworks                            10,797              -
Deferred tax assets, noncurrent                        -                484
Other assets                                            82            2,000
                                                  ========         ========
                                                  $ 43,483         $ 91,902
                                                  ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses           $ 4,478          $11,428
   Current portion of long- term debt                   16            6,117
   Income taxes payable                                 50            2,207
   Deferred installment revenue                        -              7,314
   Deferred maintenance revenue                         42            9,107
                                                  --------         --------
     Total current liabilities                       4,586           36,173

Deferred installment revenue, earned after
  one year                                             -              7,883
Deferred maintenance revenue, earned after
  one year                                              21            3,924
Long-term debt, net of current portion                 -              1,403
                                                  --------         --------
     Total liabilities                               4,607           49,383
                                                  --------         --------
Minority interest                                      -              8,503
Commitments and contingencies
Shareholders' equity:
   Common stock, $.0001 par value;
     150,000,000 authorized; 20,755,919 shares
     in 1999 and 19,324,839 shares in 1998
     issued and outstanding                             2                 2
   Additional paid-in capital                     108,655           106,515
   Accumulated deficit                            (69,477)          (72,194)
   Accumulated other comprehensive loss              (304)             (307)
                                                 --------          --------
     Total shareholders= equity                    38,876            34,016
                                                 --------          --------
                                                 $ 43,483          $ 91,902
                                                 ========          ========

           See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)
                  For the Three and Six Months Ended June 30,
                     (in thousands, except per share data)

                                             Three Months Ended             Six Months Ended
                                             ------------------             ----------------
                                                  June 30,                      June 30,
                                                  --------                      --------
                                            1999            1998           1999          1998
                                            ----            ----           ----          ----
Revenue:
  Software licenses, net                  $   218         $ 6,275        $ 6,940      $ 10,372
  Maintenance                                  10           2,625          3,549         5,176
  Professional services                     9,417           2,586         13,124         3,562
                                          -------         -------        -------       -------
                                            9,645          11,486         23,613        19,110
                                          -------         -------        -------       -------
Cost of revenue:
  Software licenses                            42             205            277           698
  Maintenance                                 -             1,611            548         3,257
  Professional services                     8,573           2,187         11,816         3,540
                                          -------         -------        -------       -------
                                            8,615           4,003         12,641         7,495
                                          -------         -------        -------       -------
Gross margin                                1,030           7,483         10,972        11,615
                                          -------         -------        -------       -------
Operating expenses
  Research and development                    942           1,245          5,011         2,220
  Sales and marketing                       3,611           7,527         12,135        11,693
  General and administrative                1,726           2,736          4,641         4,689
  Amortization and depreciation               995             672          2,679         1,239
                                          -------         -------        -------       -------
                                            7,274          12,180         24,466        19,841
                                          -------         -------        -------       -------
Operating loss                             (6,244)         (4,697)       (13,494)       (8,226)
Other income (expense)
  Gain on partial disposition of
     subsidiary                            14,410           6,627         16,441         6,627
  Equity in loss of Softworks                (125)            -             (125)          -
  Interest income (expense), net               27            (536)            16          (559)
  Minority interest in earnings of
     subsidiary                              -                -              (46)          -
                                          -------         -------        -------       -------
  Income (loss) before
     provision for income taxes             8,068           1,394          2,792        (2,158)
  Provision for income taxes income          -                -              (75)          -
                                          -------         -------        -------       -------
Net income (loss)                          $8,068          $1,394        $ 2,717       $(2,158)
                                          =======         =======        =======       =======
Other comprehensive income:
   Foreign currency translation
     adjustments                             -               (15)              3            (7)

Comprehensive income (loss)               $8,068          $1,379         $ 2,720       $(2,165)
                                          =======         =======        =======       =======

Basic and diluted net income (loss)
     per share                           $  0.39         $  0.09         $  0.13      $  (0.15)
                                          =======         =======        =======       =======

Basic weighted average common shares
     outstanding                          20,454          14,990          20,272        14,066
                                          =======         =======        =======       =======

Diluted weighted average common shares
     outstanding                          20,454          15,948          20,272        14,066
                                          =======         =======        =======       =======

           See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       For the Six Months Ended June 30,
                                 (in thousands)


                                                                  1999          1998
                                                                  ----          ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
    Net income (loss)                                            $2,717       ($2,158)
Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities
    Depreciation and amortization:
        Software costs                                            1,142           416
        Property and equipment                                      600           557
        Excess of cost over fair value of net assets acquired     1,096           425
        Other                                                       -               2
Equity in loss of Softworks                                         125           -
Minority interest in net income of subsidiary                        46           -
Provision for doubtful accounts                                     -             239
Common stock and options issued for services                      2,140         2,704
Softworks common stock exchanged for services                     1,729           525
Gain on partial disposition of subsidiary                       (16,441)       (6,627)
Changes in operating assets and liabilities
    Accounts receivable                                          10,843           899
    Installment accounts receivable, due after one year             149        (1,468)
    Inventories                                                      35           -
    Prepaid expenses and other current assets                     1,284          (104)
    Other assets                                                    357          (305)
    Accounts payable and accrued expenses                       (2,584)          (645)
    Current income taxes                                        (2,043)           -
    Deferred income taxes                                          290            -
    Deferred revenue                                            (1,378)         2,266
                                                               -------        -------
        Net cash provided (used) by operating activities           107         (3,274)
                                                               -------        -------
Cash flows from investing activities
    Capital expenditures                                        (1,088)          (868)
    Additional consideration for Softworks acquisition             -             (452)
    Cash received from sale of limited license (see Note 7)        400            -
    Reduction in cash resulting from excluding Softworks
       from consolidation (see Note 8)                          (6,759)           -
    Proceeds from sales of Softworks common stock (see Note 8)  17,406            -
    Proceeds from exercises of options to purchase  Softworks
       common stock (see Note 8)                                   240            -
    Software development and technology purchases                 (190)          (746)
    Repayment of officers loans, net                               155            208
                                                               -------        -------
        Net cash provided (used) by investing activities        10,164         (1,858)
                                                               -------        -------
Cash flows from financing activities
    Net proceeds from sales of common stock and
       exercises of options                                        -            4,682
    Proceeds from issuance of convertible debt
       (net of issuance costs)                                     -            1,925
    Proceeds from long-term debt                                 2,021            500
    Repayments of long-term debt                                (5,065)          (356)
                                                               -------        -------
        Net cash provided (used) by financing activities        (3,044)         6,751
                                                               -------        -------
Effect of exchange rate changes on cash and cash equivalents         3             (7)
                                                               -------        -------
Net increase in cash and cash equivalents                        7,230          1,612

Cash and cash equivalents, beginning of period                   8,176            778
                                                               -------        -------
Cash and cash equivalents, end of period                       $15,406         $2,390
                                                               =======        =======
           See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           For the Three and Six Months Ended June 30, 1999 and 1998


1. Interim Financial Information

The condensed consolidated balance sheet as of June 30, 1999, and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 1999, and 1998, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended June 30, 1999, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1998, consolidated financial statements.

2. The Company

The most significant portion of the Company's operations had historically been conducted through one of its subsidiaries, Softworks, Inc. ("Softworks"). Softworks was wholly owned by the Company through June 29, 1998 and majority owned through March 31, 1999. Through a series of transactions that included an initial public offering of Softworks in August 1998, various exchanges of Softworks common stock owned by the Company to consultants and employees for services rendered, a private placement of Softworks common stock owned by the Company in December 1998 and a second public offering in June 1999, the Company's ownership of Softworks was reduced from 100% to 38%. Accordingly, Softworks is accounted for as a consolidated subsidiary through March 31, 1999, and commencing April 1, 1999, Softworks' results are accounted for using the equity method of accounting. See Note 8 for further details.

Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments. Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. In 1997, the Company created a business unit, "professional services" , which primarily resells computer hardware and for a fee, will assist in the design, construction and installation of technology systems. The Company makes use of its proprietary data access technology, d.b.Express TM in its d.b.Express TM Internet Information Server, more commonly referred to as a "server farm." This service presently is being marketed solely to the telecommunications industry. The server farm permits end user the ability to access and analyze information through the internet. Data can be visually presented using the Company=s patented data visualization technology. Additionally, in June, 1998, the Company completed an acquisition of software (and related sales and marketing rights) which is designed to provide non computer literate owners (e.g. parents, guardians, schools, etc) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the internet (e.g. children).

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           For the Three and Six Months Ended June 30, 1999 and 1998


3. Shareholders' Equity

During the six month period ended June 30, 1999, the Company issued the following restricted common stock:

i. As part of a bonus incentive compensation plan, the Company issued 655,500 shares (of which 185,000 were issued in the three month period ended June 30, 1999) to several non-executive employees for which it recorded a non cash charge to earnings of $990,000 (of which $164,000 pertains to the shares issued during the three month period ended June 30, 1999);

ii. Issued 660,500 shares (of which 150,000 were issued in the three month period ended June 30, 1999) of its common stock to various consultants for which it recorded a non cash charge to earnings of $1,050,000 (of which $140,000 pertains to the shares issued during the three month period ended June 30, 1999);


iii. In lieu of cash, in January, 1999, the Company issued 115,000 shares for an acquisition of a technology license. The Company recorded amortization expense of $33,000 during the six months ended June 30, 1999.

4. Legal matters

In March 1995, an action was originally commenced against the Company and a number of defendants. In early 1997, after a change in counsel, the plaintiff amended the complaint for a second time, now naming as defendants only the Company and three of its officers. The second amended complaint alleges that certain third parties, unrelated to the Company, transferred certificates representing 1,000,000 shares of the Company's common stock to the plaintiff. The complaint further alleges that such shares were endorsed in blank by the third parties and became bearer securities, which were negotiated to the plaintiff by physical delivery. The certificates had not been legally acquired from the Company and the certificates were reported to the Securities and Exchange Commission by the Company as stolen certificates. Plaintiff has requested validation of the transfer of the certificates and is seeking damages of an unspecified amount, consisting of alleged diminution in market value of the subject shares from 1994 through the date of any judgment in the plaintiff=s favor. Discovery has been substantially completed and, unless a summary judgment is granted to one side or the other, this case is expected to go to trial. The Company and its counsel believe that the Company=s position regarding the claim has substantial factual and legal support and are vigorously defending the matter. However, the Company is unable to predict the ultimate outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements for any potential losses or potential issuance of common stock.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           For the Three and Six Months Ended June 30, 1999 and 1998


5. Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior year in order to have it conform to the current year's classifications.

6. Segment information

The Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," which became effective for the Company in 1998 and has been implemented for all periods presented. The Company and its subsidiaries operate in two separate business segments, computer software and professional services. The computer software segment, which operates domestically, is primarily engaged in the design, development, marketing and support of information delivery software products and software products which are designed to provide non computer literate owners the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the internet. Until March 31, 1999 (see Note 8), the Company was also engaged in systems management software products for corporate mainframe data centers. International operations pertaining to these systems management software products included foreign subsidiaries located in the United Kingdom, France, Brazil, Australia, Spain, Italy and Germany and several international distributors primarily in Europe and Asia. The professional services segment, which operates domestically, is primarily engaged in the reselling of computer hardware, design, construction and installation of technology systems, as well as marketing the d.b.Express Internet Information Server, also referred to as a "server farm".

Business information

 (In thousands)                         Three Months Ended                    Six Months Ended
                                        ------------------                    ----------------
                                             June 30,                              June 30,
                                             --------                              --------
                                     1999            1998(a)               1999(b)         1998(a)
                                     ----            -------               -------         -------
Revenue
     Computer Software             $   228         $  8,900                $10,489        $15,548
     Professional Services           9,417            2,586                 13,124          3,562
                                   -------         --------                -------        -------
           Total                   $ 9,645          $11,486                $23,613        $19,110
                                   =======         ========                =======        =======

Operating Income (loss)
     Computer Software             $(6,604)        $(5,038)               $(14,134)       $(8,260)
     Professional Services             360             341                     640             34
                                   -------         --------                -------        -------
            Total                  $(6,244)        $(4,697)               $(13,494)       $(8,226)
                                   =======         ========                =======        =======



Identifiable Assets                                           At June 30,1999       At December 31, 1998
                                                              ---------------       --------------------
     Computer Software                                            $34,860                 $76,950
     Professional Services                                          8,623                  14,952
                                                                  -------                 -------
             Total                                                $43,483                 $91,902
                                                                  =======                 =======
(a) Includes Softworks for the entire period
(b) Includes Softworks for the three months ended March 31, 1999

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1999 and 1998


In classifying business information into segments, the Company specifically identifies revenue, expenses and identifiable assets of the professional services segment; items not specifically identified are included in the computer software segment.

Geographical information:

 (In thousands)                         Three Months Ended                    Six Months Ended
                                        ------------------                    ----------------
                                             June 30,                              June 30,
                                             --------                              --------
                                     1999            1998(a)               1999(b)         1998(a)
                                     ----            -------               -------         -------
Revenue
   United States                    $9,635          $ 9,444                 $20,378         15,752
   International                        10            2,042                   3,235          3,358
                                   -------         --------                 -------        -------
     Total                           9,645          $11,486                 $23,613        $19,110
                                   =======         ========                 =======        =======

Operating Income/(loss):
   United States                  $(6,254)          $(4,579)               $(14,703)       $(7,529)
   International                       10              (118)                  1,209           (697)
                                   -------         --------                -------        -------
     Total                        $(6,244)          $(4,697)               $(13,494)       $(8,226)
                                   =======         ========                 =======        =======



Identifiable Assets                                           At June 30,1999       At December 31, 1998
                                                              ---------------       --------------------

   United States                                                   $43,483                $ 82,377
   International                                                       -                     9,525
                                                                   -------                --------
     Total                                                         $43,483                $ 91,902
                                                                   =======                ========

(a) Includes  Softworks  for the entire  period
(b) Includes  Softworks  for the three months ended March 31, 1999

Major customer

For the three months ended June 30, 1999 and 1998, the Company had one major contract involving two customers, with combined revenues of $9,114,000 (94.5%) of total revenue) and $2,526 ,000 (22.0%) of total revenue, respectively. For the six months ended June 30, 1999 and 1998, the Company had one major contract involving two customers, with combined revenues of $12,653,000 (53.6% of total revenue) and $3,079,000 (16.1% of total revenue), respectively. These amounts are included in the Professional Services and Domestic categories.


7. Internet Tracking & Security Ventures, LLC

On June 30, 1998, pursuant to an Asset Purchase and Sale Agreement, the Company acquired certain software and related sales and marketing rights from Internet Tracking & Security Ventures, LLC (AITSV@) in exchange for 1,900,000 restricted shares of the Company's common stock and 1,000,000 restricted shares of common stock of the Company's then wholly owned subsidiary, Softworks. The acquired software program, known as AComputerCOP,@ is designed to inform non computer literate parents, guardians and alike, what materials, or possible threats to

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1999 and 1998


the safety and well being their children or others have been accessing over the internet, such as objectionable web sites, text, pictures, screens, electronic mail, etc. The Agreement also includes the rights to the use of Richard "Bo" Dietl's name in conjunction with the promotion and endorsement of the software as well as appearances by Mr. Dietl in support of the software in regional and national marketing campaigns. Orders for the initial version of the product began shipping during the fourth quarter, 1998.

The acquisition has been valued at an aggregate of $12,210,000 determined as follows: 1,900,000 restricted shares of the Company have been valued at $5,700,000 and the 1,000,000 restricted shares of Softworks' common stock have been valued at $6,510,000 (based upon the ultimate net proceeds to the selling shareholders in Softworks' initial public offering which became effective August 4, 1998). The $12,210,000 purchase price has been allocated to the fair value of the assets acquired at June 30, 1998, based upon a written valuation from an independent investment-banking firm. Accordingly, $2,700,000 has been allocated to "Software costs", $4,150,000 has been recorded as "Prepaid expenses and other current assets" and $5,360,000 has been recorded as "Excess of cost over fair value of net assets acquired".

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

The software costs will be amortized using the greater of the ratio of current revenue to the total projected revenue for the software or the straight-line method using an estimated useful life of 30 months. The prepaid expenses will be expensed as the related services are performed (including, but not limited to, appearances, promotion and endorsement). The excess of cost over fair value of net assets acquired, which primarily relate to the use of the name "Bo Dietl" will be amortized using the straight-line method over 36 months. However, as a product that the Company has only recently commenced marketing, it is reasonably possible that the estimates of anticipated future gross revenue, the remaining economic life of the product, or both will be reduced significantly in the near term due to the unpredictability of the product's market acceptance and competitive pressures (including technological obsolescence). As a result, the carrying amount of the assets acquired from ITSV (approximately $5,850,000 at June 30, 1999) may be reduced materially in the near term.

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

In addition to the public offering discussed above, in 1998, the Company sold 1,000,000 shares of Softworks common stock for $5,000,000 (sold December 1998, cash received first quarter 1999) and exchanged 1,877,700 shares of Softworks common stock to employees and consultants for services rendered or to be rendered. As a result of the various transactions described above, the Company's ownership interest in Softworks was reduced from 100% to 54.5% as of December 31, 1998.

In January, 1999, the Company, through the exchange of 687,600 restricted shares of Softworks common stock, further reduced its ownership interest from 54.5% to 50.2% as follows:

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1999 and 1998


1. The Company issued as 1999 bonus incentive compensation, 298,000 restricted shares of Softworks common stock to two executives, vesting 25% on January 1, 1999, 25% on April 1, 1999, 25% on July 1, 1999 and 25% on October
     1,1999. These shares would fully vest in the event of the acquisition of Softworks, or the Company by any third party. Accordingly, the Company will record a non-cash charge to operations of $269,250 each quarter.

2. The Company issued 389,600 restricted shares of Softworks, as well as 80,000 contract options to acquire restricted shares of Softworks' common stock owned by the Company, exercisable at $1.00 per share and expire
     December 31, 1999 to various consultants (40,000 of these options were exercised in June, 1999). The related contracts are for services to be performed over time frames ranging from twelve to twenty-four months. The $1,774,000 value of the shares and options will be charged to operations over the terms of the related contracts.

As a result of the January, 1999 transactions, the Company recognized in the first quarter a gain of $2,031,000, representing the difference between the fair value of the Softworks common stock exchanged, and the related carrying value of the Company's investment in Softworks.

In April, 1999, certain stock options previously granted by Softworks to its employees and consultants were exercised, which had the effect of reducing the Company's ownership interest in Softworks from 50.2% to 49.7%. In June 1999, Softworks completed a second public offering of 3,900,000 shares of its common stock at a price of $10.50 per share (less underwriting fees and commissions of $.63 per share) as follows: 1,000,000 shares were sold by Softworks, 1,256,933 shares were sold by the Company, and 1,643,067 shares were sold by other existing shareholders. In conjunction with the offering, the Company issued 200,000 contract options to acquire restricted shares of Softworks common stock owned by the Company to a consultant, exercisable at $1.00 per share, which vested upon completion of the offering. The options were exercised in June 1999. The result of these transactions was to further reduce the Company's ownership of Softworks to 38.0% or 6,505,767 shares of Softworks common stock at June 30, 1999. The Company recognized a gain of $14,410,000 in the second quarter of 1999.

Commencing April 1, 1999, Softworks' results are accounted for using the equity method of accounting and are no longer consolidated. Under the equity method of accounting, the Company's share of Softworks' earnings or losses is included in the Company's consolidated operating results in a single line item. Summarized financial information of Softworks for the quarter ended June 30, 1999 as well as pro forma consolidated financial information as if Softworks were accounted for using the equity method for all prior periods presented is as follows:


                                 Softworks, Inc.
                        Summarized Financial Information


     Condensed Statement of Operations                Condensed Balance Sheet
     Three months ended June 30, 1999                   June 30, 1999
            (in thousands)                              (in thousands)

Revenue                  $11,615        Current assets           $44,349
Cost of revenue              730        Non-current assets        22,062
                         -------                                 -------
Gross margin              10,885                                 $66,411
                                                                 =======
Operating expenses        11,303
                         -------
Operating loss             (418)
                         -------
Net loss                  ($288)
                         =======
                                        Current liabilities      $23,641
                                        Non-current liabilities   14,071
                                        Stockholders' equity      28,699
                                                                 -------
                                                                 $66,411
                                                                 =======

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1999 and 1998

                    Computer Concepts Corp. and Subsidiaries
                 Pro Forma Condensed Consolidated Balance Sheet

                                         December 31, 1998
                         ---------------------------------------------------
                                          (in thousands)

                                   Pro-forma
                         Actual    Adjustments    Pro-forma                             Actual         Adjustment     Pro-forma
                         ------    -----------    ---------                             ------         ----------     ---------
ASSETS                                                           LIABILITIES AND
                                                                 SHAREHOLDERS'
                                                                 EQUITY

Current Assets         $ 63,742    $ (38,282)     $ 25,460       Current liabilities   $36,173         $(26,501)      $ 9,672
Long-term receivables     7,908       (7,908)          -         Deferred revenue       11,807          (11,764)           43
Property, plant and
  equipment, net          3,564       (2,499)        1,065       Long-term debt          1,403           (1,401)            2
Software costs, net       5,594       (3,039)        2,555                              ------          --------        -----
                                                                 Total liabilities      49,383          (39,666)        9,717
Goodwill, net             8,610       (4,143)        4,467

Other assets              2,484       (2,384)          100       Minority Interest       8,503           (8,503)          -

Investment in
  subsidiary, equity
  method                    -         10,086                     Shareholders' equity   34,016              -          34,016
                       --------     --------      --------                             -------           --------     -------
                                                    10,086
                                                  --------
                       $ 91,902     $(48,169)     $ 43,733                             $91,902           $(48,169)    $43,733
                       ========     ========      ========                             =======           ========      ======

                                         Computer Concepts Corp. and Subsidiaries
                                Pro Forma Condensed Consolidated Statements of Operations

                         For the six months ended June 30, 1999        For the six  months ended June 30, 1998
                         --------------------------------------        ---------------------------------------
                                   (in thousands)                                      (in thousands)

                                       Pro-forma                                     Pro-forma
                         Actual       Adjustments      Pro-forma       Actual       Adjustments       Pro-forma
                         ------       -----------      ---------       ------       -----------       ---------
Revenue                  $23,613       $(10,258)       $13,355        $19,110        $(15,649)          $ 3,461
Cost of Revenue           12,641           (764)        11,877          7,495          (4,310)            3,185
                         -------       --------        -------        -------        --------           -------
Gross Margin              10,972         (9,494)         1,478         11,615         (11,339)              276
                         -------       --------        -------        -------        --------           -------
Total Operating Expenses  24,466         (9,342)        15,124         19,841         (11,930)            7,911
                         -------       --------        -------        -------        --------           -------
 Operating (loss)
    income               (13,494)          (152)       (13,646)        (8,226)            591            (7,635)
Other Income (expense)
   Gain on partial
     disposition of
     subsidiary           16,441           -            16,441          6,627             -               6,627
   Interest (expense)
     income, net              16           -                16           (559)            247              (312)
   Minority interest
     expense                 (46)           46             -              -               -                 -
   Equity in loss of
     Softworks              (125)           46             (79)           -              (838)             (838)
                         -------       --------        -------        -------        --------           -------
Income (loss) before
   provision for
   income taxes            2,792           (60)          2,732        (2,158)             -              (2,158)
                         -------       --------        -------        -------        --------           -------
Provision for
   income taxes              (75)           60             (15)          -                -                 -
                         -------       --------        -------        -------        --------           -------
Net income (loss)         $2,717       $    -           $2,717       $(2,158)         $   -             $(2,158)
                         =======       ========        =======        =======        ========           =======

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1999 and 1998


                    Computer Concepts Corp. and Subsidiaries
            Pro Forma Condensed Consolidated Statements of Operations
                    For the three months ended June 30, 1998
                                 (in thousands)


                                      Actual    Pro-forma Adjustments    Pro-forma
                                      ------    ---------------------    ---------
Revenue                              $11,486           $(9,053)            $2,433
Cost of Revenue                        4,003            (2,000)             2,003
                                     -------           -------            -------
Gross Margin                           7,483            (7,053)               430
Total Operating Expenses              12,180            (6,858)             5,322
                                     -------           -------            -------
  Operating (loss) income             (4,697)             (195)            (4,892)
                                     -------           -------            -------
Other Income (expense)
  Gain on partial disposition
     of subsidiary                     6,627               -                6,627
  Interest (expense) income,
     net                                (536)              200               (336)
  Minority interest expense              -                 -                  -
                                     -------           -------            -------
  Equity in loss of Softworks            -                  (5)                (5)
                                     -------           -------            -------
Income before provision
   for income taxes                    1,394               -                1,394
Provision for income taxes               -                 -                  -
                                     -------           -------            -------
Net income                            $1,394          $    -               $1,394
                                     =======           =======            =======

9. Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, AAccounting for Income Taxes" (ASFAS 109"). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates SFAS No.109 requires that the net deferred tax asset be adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1999 and 1998





Through August 4,1998, the results of the Company's U.S. operations conducted through its Softworks subsidiary have been included in the Company's consolidated Federal income tax returns. However, separate provisions for income taxes have been determined for Softworks= wholly owned foreign subsidiaries that are not eligible to be included in the U.S. Federal income tax returns. As a result of the initial public offering of Softworks, the Company's ownership of Softworks was reduced below 80% and Softworks is no longer eligible to be included in the Company's consolidated Federal income tax returns.

It is expected  that the Company  will  utilize a portion of its  available  net
operating  loss  carryforwards  to  substantially   reduce  the  taxable  income
resulting from the gain on partial disposition of Softworks.

10. Management's plans

Prior to 1998, the Company incurred substantial consolidated net losses and used substantial amounts of cash in operating activities, which were primarily financed through private placements of common stock and convertible debentures. During 1998, and 1999, the Company continued to use substantial amounts of cash in its operations, however, cash requirements were primarily financed through Softworks initial public offering and additional sales of Softworks common stock. Management's current plan is focused on becoming a preeminent provider of innovative software products and services which are, and continue to be designed and developed to:

                --        break down barriers between people and data;
                --        exploit the Company's patented technologies;
                --        capitalize on the internet marketplace.

The Company is currently focusing on four general product categories:

1. The continued marketing of the d.b.Express Internet Information Server Services;

2. Continue to exploit the d.b.Express technology through the development of new vertical markets;

3.   Continue to develop its Professional Services division; and

4. Capitalize on the growth of the internet and parents' need to monitor their children's activities through the sale of ComputerCOP.

Additionally, the Company is currently reviewing its long-term business strategy.

While management believes that its plan will ultimately enable them to achieve positive cash flows from operations, until such time, additional cash may be necessary to implement such plan. Although there can be no assurances, management has several alternative sources to fund the development of its plan, including additional debt and equity financing (if necessary), or additional sales of its investment in Softworks common stock, which, as a consequence of Softworks initial public offering, became a readily marketable asset (See Note
8).16

                    COMPUTER CONCEPTS CORP AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND LIQUIDITY

               For the Three Months Ended March 31, 1999 and 1998


Forward-Looking Statements.
--------------------------

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Companys financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in these Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Companys management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, the risk of errors or failures in the Companys software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

Overview
--------

Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments. Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. In 1997, the Company created a business unit, "professional services," which primarily resells computer hardware and for a fee, will assist in the design, construction and installation of technology systems. The Company makes use of its proprietary data access technology, d.b.Express TM in its d.b.Express TM Internet Information Server, more commonly referred to as a server farm. This service presently is being marketed solely to the telecommunications industry. The server farm permits end user the ability to access and analyze information through the internet. Data can be visually presented using the Companys patented data visualization technology. Additionally, in June, 1998, the Company completed an acquisition of software (and related sales and marketing rights) which is designed to provide non computer literate owners (e.g. parents, guardians, schools, etc) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the internet (e.g. children).

The Company currently consists of three product lines: professional services, d.b.Express TM Internet Information Server services (reported with professional services in the accompanying financial statements), and software technology and related sales and marketing rights, acquired in June, 1998 (marketed as ComputerCOP). d.b.Express TM technology, a visually-based proprietary software tool, can provide businesses with a simple, fast, low-cost method of finding, organizing, analyzing and using information contained in databases. During 1997, the Company commenced operations of the professional services unit. The professional services unit offers solutions, support and strategies to solve various business crises in such areas as: selection and reselling of hardware, network determination, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management. Additionally, this unit could oversee new installations as well as offering on-site component repair. ComputerCOP is designed to provide non computer literate owners (e.g. parents) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the internet (e.g. children). Orders for the initial version of the product began shipping during the fourth quarter, 1998. The method of revenue recognition for each product line is dependent upon the type and manner of service provided and or the terms of product sales.

                    COMPUTER CONCEPTS CORP AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND LIQUIDITY

               For the Three Months Ended March 31, 1999 and 1998


As described above in Note 8, during the three months ended June 30, 1999, the Companys ownership interest in Softworks was reduced to 38.0%. Accordingly, the financial results of Softworks are not consolidated with the Company commencing with the quarter ending June 30, 1999.

Results of Operations
---------------------

Commencing April 1, 1999, Softworks results are accounted for using the equity method of accounting and are no longer consolidated. Under the equity method of accounting, the Company's share of Softworks earnings or losses is included in the Company's consolidated operating results in a single line item. Summarized financial information of consolidated operating results with Softworks accounted for using the equity method for the three and six months ended June 30, 1999 and 1998 is as follows:

                    Computer Concepts Corp. and Subsidiaries
      Actual and Pro Forma Condensed Consolidated Statements of Operations


                         For the three months ended June 30,         For the six  months ended June 30,
                         -----------------------------------         ----------------------------------
                                   (in thousands)                             (in thousands)

                                 1999           1998                          1999           1998
                                 ----           ----                          ----           ----
                               (Actual)      (Pro-forma)                   (Pro-forma)    (Pro-forma)
                               -------       ----------                    -----------    -----------
Revenue
     Software licenses, net    $  218          $    8                        $    211        $    27
     Maintenance                   10              10                              20             20
     Professional services      9,417           2,415                          13,124          3,414
                               ------          ------                        --------        -------
                                9,645           2,433                          13,355          3,461
Cost of Revenue
     Software licenses             42               1                              61              4
     Maintenance                  -               -                               -              -
     Professional services      8,573           2,002                          11,816          3,181
                               ------          ------                        --------        -------
     Gross margin               1,030             430                           1,478            276
                               ------          ------                        --------        -------

Research and development costs    942             815                           2,510          1,526
Sales and marketing costs       3,611           3,030                           7,194          3,831
General and administrative
     costs                      1,726           1,331                           3,451          2,332
Amortization and depreciation     995             146                           1,969            222
                               ------          ------                        --------        -------
                                7,274           5,322                          15,124          7,911
                               ------          ------                        --------        -------
    Operating loss             (6,244)         (4,892)                        (13,646)        (7,635)

Gain on partial disposition
    of subsidiary (see Note 8) 14,410           6,627                          16,441          6,627
Other expense, net                (98)           (341)                            (78)        (1,150)
                               ------          ------                        --------        -------
Net income (loss)              $8,068          $1,394                         $ 2,717        ($2,158)
                               ======          ======                        ========        =======

                    COMPUTER CONCEPTS CORP AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND LIQUIDITY

               For the Three Months Ended March 31, 1999 and 1998

The following discussion about the "results of operations" is based on the operating results as presented in the above table.

Total revenue for the three and six-month periods ended June 30, 1999 when compared to the same time frames in the prior year, increased $7,212,000 and $9,894,000, respectively. The significant portion of the professional services revenue has been derived from one major contract involving two customers for the resale of computer hardware and related services (see Note 6- Major customer), which is substantially complete. The Company is currently pursuing additional contracts, however, there can be no assurances that the Company will be successful in obtaining these contracts. The remaining portion of revenue included in professional services is generated from the Company's d.b.Express Internet Information Server, (the "server farm"). At present, this technology has only been developed to provide service to the telecommunications industry. The Company is currently negotiating/finalizing contracts with several new customers, which if consummated, should increase the monthly revenue. Substantially all of the revenue in the software license category relates to ComputerCOP. The Company began shipping ComputerCOP in the last quarter of 1998 and has shipped in excess if 100,000 copies of the product to various retailers, distributors and individuals to date. However, since most of the shipments are made with right of return, the Company has delayed the recognition of revenue until the requirements of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists have been met. The Company anticipates releasing ComputerCOP Deluxe, which is a new version with several new features and enhancements, primarily designed for individual consumers. Further, the Company also plans to release two completely new versions, ComputerCOP Professional and ComputerCOP Forensic, for which orders have already been received. ComputerCOP Professional and ComputerCOP Forensic are primarily designed for law enforcement professionals, such as police departments, parole officers and other government agencies. The Company anticipates the release of these three products in the next several months.

The cost of revenue for professional services, as a percentage of its revenue, increased from 83% for the quarter ended June 30, 1998, to 91% for the quarter ended June 30, 1999, and decreased from 93% for the six months ended June 30, 1998 to 90% for the six months ended June 30, 1999. The cost of revenue consists primarily of amounts paid to the Companys suppliers for goods and services related to the resale of computer hardware and related services in its professional services unit. The cost of revenue related to the server farm primarily consists of the direct labor associated with processing call detail records. The depreciation of the server farm's hardware is included in "Amortization and depreciation." Cost of revenue with respect to ComputerCOP is currently running at approximately 20%. The Company expects to improve its margins as volume increases. Further, the Company anticipates that based upon the expected selling price of ComputerCOP Professional and ComputerCOP Forensic, gross margins should improve. The amortization costs of the purchased software technology related to ComputerCOP are included in "Amortization and depreciation."

Research and development costs for the three-month period ended June 30, 1999, increased approximately $127,000 over the comparable period last year. For the six months ended June 30, 1999, costs increased $984,000 when compared to the six months ended June 30, 1998. These increases were primarily a result of enhancements, upgrades and the development of additional vertical applications to the d.b.Express Internet Information Server, and the three new versions of ComputerCOP. Further, expenditures have been made by the Company in its continuing efforts to create and bring to market new technologies.

                    COMPUTER CONCEPTS CORP AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND LIQUIDITY

               For the Three Months Ended March 31, 1999 and 1998

Sales and marketing expenses increased $581,000 to $3,611,000 for the three month period ended June 30, 1999, when compared to $3,030,000 for the same period in the prior year and increased $3,363,000 to $7,194,000 for the six month period ended June 30, 1999, when compared to $3,831,000 for the same period in the prior year. A major portion of sales and marketing costs is the non-cash charge related to the specific marketing rights obtained in the acquisition of ComputerCOP of approximately $2,074,000 during the six months ended June 30, 1999. The Company will continue to recognize costs associated with these specific marketing rights as the related services are performed, which is expected to approximate $1,037,000 for each quarter through 1999. The Company has expended an additional $500,000 marketing ComputerCOP (none in 1998). The Company has also incurred approximately $425,000 of sales and commission expenses related to the resale of computer hardware and related services in its professional services division (approximately $50,000 in 1998). The balance of the sales and marketing costs relate to the Company's server farm (in the telecommunications industry as well as exploring new vertical market applications) and marketing research for products and services currently under development. While sales and marketing expenses have risen, the Company believes that its expenditures are necessary in order to maintain and improve market position and product recognition.

General and administrative costs increased $395,000 to $1,726,000 for the three months ended June 30, 1999, when compared to the three months ended June 30, 1998, and increased $1,119,000 to $3,451,000 for the six months ended June 30, 1999, when compared to the six months ended June 30, 1998. Major factors contributing to these increases are expanded staffing levels, which the Company believes necessary in order to support anticipated growth, legal expenses the Company has incurred in defending itself from the class action law suit, and non-cash executive compensation.

Amortization and depreciation expenses increased $849,000 when comparing the three-month periods ended June 30, 1999 and June 30, 1998. Further, it increased $1,747,000 when comparing the six-month periods ended June 30, 1999 and June 30, 1998. The increases are primarily attributable to the purchased software and goodwill acquired in the transaction effective June 30, 1998 (see Note 7).

Gain on partial disposition of subsidiary - see Note 8.

Liquidity and Capital Resources
-------------------------------

For the six-month period ended June 30, 1999, net cash provided by operating activities was $107,000, $75,000 of which was attributable to Softworks. The Company had one major contract involving two customers that provided approximately $5,000,000 net cash for the six-month period ended June 30, 1999, primarily as a result of timing differences between accounts receivable and accounts payable. The Company is currently pursuing additional contracts, however, there can be no assurances that the Company will be successful in obtaining these contracts.

Net cash provided by investing activities of $10,164,000 ($10,616,000 excluding Softworks) was primarily attributable to the proceeds from sales of Softworks common stock and the exercises of options to purchase Softworks common stock, totaling $17,646,000 offset by the reduction in cash of $6,759,000 attributable to excluding Softworks from consolidation (see Note 8).

During November, 1998, the parent Company entered into an Accounts Receivable Purchase Agreement, whereby the Company from time to time may, on a full recourse basis, assign some of their accounts receivable. Upon specific invoice approval, an advance of 85% of the underlying receivable is provided to the Company. The remaining balance (15%), less an administrative fee of approximately 2% plus interest at the rate of 1 1/2% per month, is paid to the Company once the customer has paid. This agreement expires in November, 1999. During the first quarter of 1999, the Company repaid $4,172,000 of related debt and at June 30, 1999, there were no receivables assigned or any amount due the lender.

Prior to 1998, the Company incurred substantial consolidated net losses and used substantial amounts of cash in operating activities, which were primarily financed through private placements of common stock and convertible debentures. During 1998, and 1999, the Company continued to use substantial amounts of cash in its operations, however, cash requirements were primarily financed through Softworks initial public offering and additional sales of Softworks common stock. At June 30, 1999, and December 31, 1998 (excluding Softworks), the
Company had working capital of $21,425,000 (unaudited) and $15,787,000 (unaudited), respectively. As of August 10, 1999, the Company had cash and cash equivalents totaling approximately $15,980,000 (unaudited).

                    COMPUTER CONCEPTS CORP AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND LIQUIDITY

               For the Three Months Ended March 31, 1999 and 1998


Management's current plan is focused on becoming a preeminent provider of innovative software products and services which are, and continue to be designed and developed to:

     --  break down barriers between people and data;
     --  exploit  the  Companys  patented  technologies;
     --  capitalize  on the internet  marketplace.

The Company is currently focusing on four general categories:

1. The continued marketing of the d.b.Express Internet Information Server Services;

2. Continue to exploit the d.b.Express technology through the development of new vertical markets;

3.   Continue to develop its Professional Services division; and

4. Capitalize on the growth of the internet and parents need to monitor their childrens activities through the sale of ComputerCOP.

Additionally,   the  Company  is  currently  reviewing  its  long-term  business strategy.

While management believes that its plan will ultimately enable them to achieve positive cash flows from operations, until such time, additional cash may be necessary to implement such plan. Although there can be no assurances, management has several alternative sources to fund the development of its plan, including additional debt and equity financing (if necessary), or additional sales of its investment in Softworks common stock, which, as a consequence of Softworks initial public offering, became a readily marketable asset (See Note
8).

YEAR 2000 ISSUES

Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the Millennium Bug or "Year 2000 Problem".

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

                    COMPUTER CONCEPTS CORP AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND LIQUIDITY

               For the Three Months Ended March 31, 1999 and 1998


Internal   Infrastructure.   The  Company   believes  that  it  has   identified
substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process before the end of September, 1999.

Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating the Year 2000 Problem on its office and facilities equipment and expects to complete such assessment by the September, 1999. The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

Suppliers. The Company has initiated communications, including surveys, with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over responses to its inquiries and the actions of these third party suppliers. Thus, while the Company does not anticipate any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all of their Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer the following:

1. a significant number of operational inconveniences and inefficiencies for the Company and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities; and

2. a lesser number of serious system failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions; and

3. the inability to determine with any degree of certainty, the changes if any, in buying habits of its current and potential customers due to their concerns over Year 2000 issues.

Contingency Plans. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the end of September, 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

                    COMPUTER CONCEPTS CORP AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND LIQUIDITY

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
           For the Three and Six Months Ended June 30, 1999 and 1998


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        Not applicable.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
           For the Three and Six Months Ended June 30, 1999 and 1998



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER CONCEPTS CORP.


/s/ Daniel DelGiorno, Jr.
Daniel DelGiorno Jr.          President, C.E.O. Treasurer,      August 13, 1999
                              Director


/s/ George Aronson
George Aronson               Chief Financial Officer            August 13, 1999