Form 10-Q
period 1999-09-30
COMPUTER CONCEPTS CORP /DE
filed 1999-11-19
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                     Yes  [X]           No [  ]

The number of shares of $.0001 par value stock outstanding as of November 18, 1999 was 20,529,250.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                                      INDEX




PART I -  FINANCIAL INFORMATION                                         Page

    Condensed Consolidated Balance Sheets
    as of September 30, 1999 and December 31, 1998                        3

    Condensed Consolidated Statements of Operations
    and Comprehensive Income For the Three and
    Nine Months Ended September 30, 1999 and 1998                         4

    Condensed Consolidated Statements of Cash Flows
    For the Nine Months ended September 30, 1999 and 1998                 5

    Notes to Condensed Consolidated Financial Statements             6 - 14

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             15 - 22

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                            23

    Item 2. Changes in Securities                                        23

    Item 3. Defaults Upon Senior Securities                              23

    Item 4.  Submission of Matters to a Vote of Security Holders         23

    Item 5. Other Information                                            23

    Item 6. Exhibits and Reports on Form 8-K                             23

    Signatures                                                           24

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 as of September 30, 1999 and December 31, 1998
                        (in thousands, except share data)

                                                    September        December
                                                        30,             31,
                                     ASSETS            1999            1998
                                                       ----            ----
                                                   (Unaudited)
Current Assets:
  Cash and cash equivalents                         $  13,702        $  8,176
  Accounts receivable, net of allowance for
    doubtful accounts of $361 and
    $1,350 in 1999 and 1998,  respectively                811          27,412
  Installment receivables                                 -            16,406
  Inventories                                             250             419
  Deferred tax assets, current                            -               306
  Advances to  officers                                   823             895
  Prepaid expenses and other current assets             1,485          10,128
                                                      -------         -------
      Total current assets                             17,071          63,742

Installment accounts receivable, due after one year       -             7,908
Property and equipment, net                             1,453           3,564
Software costs, net                                     1,592           5,594
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization
  of $2,194 and $4,239 in 1999 and 1998,
  respectively                                          2,990           8,610
Investment  in Softworks                               11,351             -
Deferred tax assets, noncurrent                           -               484
Other assets                                              156           2,000
                                                     --------        --------
                                                     $ 34,613        $ 91,902
                                                     ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                $ 1,693         $11,428
 Dividend payable                                       6,000           -
 Current portion of long- term debt                         9           6,117
 Income taxes payable                                      50           2,207
 Deferred installment revenue                             -             7,314
 Deferred maintenance revenue                              42           9,107
                                                      -------         -------
      Total current liabilities                         7,794          36,173

Deferred installment revenue, earned after
   one year                                               -             7,883
Deferred maintenance revenue, earned after
   one year                                                11           3,924
Long-term debt, net of current portion                    -             1,403
                                                      -------         -------
     Total liabilities                                  7,805          49,383
                                                      -------         -------
Minority interest                                         -             8,503
Commitments and contingencies
Shareholders' equity:
 Common stock, $.0001 par value;  150,000,000
 authorized;  20,765,830 and 19,324,839
 shares  issued  in 1999 and  1998,  respectively,
 and 20,591,450 and 19,324,839 shares
 outstanding in 1999 and 1998, respectively                 2               2

 Additional paid-in capital                           l08,674         106,515
 Accumulated deficit                                  (81,355)        (72,194)
 Accumulated other comprehensive loss                    (217)           (307)
                                                      -------         -------
                                                       27,104          34,016
 Common stock in treasury, at cost - 174,380
   shares in 1999                                        (296)           -
                                                      -------         -------
     Total shareholders' equity                        26,808          34,016
                                                      -------         -------
                                                     $ 34,613        $ 91,902
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

                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                             -------------------        ------------------
                                               1999        1998          1999        1998
                                               ----        ----          ----        ----
Revenue:
  Software licenses, net                    $    385     $  8,194      $  7,326    $ 17,983
  Maintenance                                     11        2,630         3,560       7,827
  Professional services                          410        1,926        13,533       6,045
                                            --------     --------      --------    --------
                                                 806       12,750        24,419      31,855
                                            --------     --------      --------    --------
Cost of revenue:
  Software licenses                              157          434           434       1,132
  Maintenance                                    -          1,776           548       4,886
  Professional services                          109        1,719        11,926       5,183
                                            --------     --------      --------    --------
                                                 266        3,929        12,908      11,201
                                            --------     --------      --------    --------
  Gross margin                                   540        8,821        11,511      20,654
                                            --------     --------      --------    --------
  Operating expenses
    Research and development                   2,081        1,498         7,825       3,316
    Sales and marketing                        2,607        7,216        14,007      19,394
    General and administrative                 1,309        3,136         5,966       7,965
    Amortization and depreciation              1,019        1,478         3,698       2,718
                                            --------     --------      --------    --------
                                               7,016       13,328        31,496      33,393
                                            --------     --------      --------    --------
Operating loss                                (6,476)      (4,507)      (19,985)    (12,739)

Other income (expense)
  Gain on partial disposition
     of subsidiary                                 3       15,839        16,444      22,466
  Equity in earnings of Softworks                446          -             321         -
  Interest income (expense), net                 194         (173)          210        (732)
  Minority interest in earnings
    of subsidiary                               -            (275)          (46)       (275)
                                            --------     --------      --------    --------

Income (loss) before provision for
  income taxes                                (5,833)      10,884        (3,056)      8,720
Benefit from (provision for) income taxes        (42)           8          (102)          8
                                            --------     --------      --------    --------
Net income (loss)                             (5,875)      10,892        (3,158)      8,728

Other comprehensive income:
   Foreign currency translation
     adjustments                                  87          (15)           90         (22)
   Marketable securities reserve
     adjustments                                -             (60)          -           (60)
                                            --------     --------      --------    --------
Comprehensive income (loss)                  $(5,788)     $10,817      $ (3,068)     $8,646
                                            ========     ========      ========    ========
Basic net income (loss) per share            $ (0.28)     $  0.61      $  (0.15)    $  0.56
                                            ========     ========      ========    ========
Diluted net income (loss) per share          $ (0.28)     $  0.60      $  (0.15)    $  0.53
                                            ========     ========      ========    ========
Basic weighted average common shares
   outstanding                                20,736       17,811        20,429      15,595
                                            ========     ========      ========    ========
Diluted weighted average common shares
   outstanding                                20,736       18,008        20,429      16,364
                                            ========     ========      ========    ========

        See Notes to Condensed Consolidated Financial Statements.


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     For the Nine Months Ended September 30,
                                 (in thousands)


                                                               1999        1998
                                                               ----        ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
  Net income (loss)                                           $(3,158)     8,728
Adjustments to reconcile net income (loss) to net
     cash used by operating activities
  Depreciation and amortization:
     Software costs                                             1,532      1,514
     Property and equipment                                       803        899
     Excess of cost over fair value of net assets acquired      1,523      1,094
     Other                                                        -            2

  Equity in earnings of Softworks                                (321)       -
  Minority interest in net income of subsidiary                    46        275
  Provision for doubtful accounts                                  93        324
  Common stock and options issued for services                  2,150      3,548
  Softworks common stock exchanged for services                 2,522      1,612
  Gain on partial disposition of subsidiary                   (16,444)   (22,466)
  Deferred income tax benefit                                     -         (545)
  Other                                                           -          421

Changes in operating assets and liabilities
  Accounts receivable                                          16,731     (3,314)
  Installment accounts receivable, due after one year             149     (1,249)
  Inventories                                                     168        -
  Prepaid expenses and other current assets                     1,695       (230)
  Other assets                                                    283       (467)
  Accounts payable and accrued expenses                        (5,377)    (1,047)
  Current income taxes                                         (2,043)       506
  Deferred income taxes                                           290        -
  Deferred revenue                                             (1,388)     3,277
                                                             --------   --------
    Net cash used by operating activities                       ( 746)    (7,118)
                                                             --------   --------
Cash flows from investing activities
  Capital expenditures                                         (1,391)    (1,319)
  Additional consideration for Softworks acquisition              -         (678)
  Cash received from sale of limited license (see Note 7)         400        -
  Reduction in cash resulting from excluding Softworks
     from consolidation (see Note 8)                           (6,759)       -
  Proceeds from sales of Softworks common stock (see Note 8)   17,406     19,419
  Proceeds from exercises of options to purchase Softworks
     common stock (see Note 8)                                    240        -
  Software development and technology purchases                  (351)    (1,263)
  Repayment of officers loans, net                                 72        252
                                                             --------   --------
    Net cash provided by investing activities                   9,617     16,411
                                                             --------   --------
Cash flows from financing activities
  Net proceeds from sales of common stock and exercises
     of options                                                   -        5,210
  Proceeds from issuance of convertible debt (net of
     issuance costs)                                              -        1,925
  Acquisition of treasury stock                                  (296)       -
  Repayment of convertible debt                                   -       (2,000)
  Proceeds from long-term debt                                  2,021        -
  Repayments of long-term debt                                 (5,072)        74
                                                             --------   --------
    Net cash provided (used) by financing activities           (3,347)     5,209
                                                             --------   --------
Effect of exchange rate changes on cash and cash equivalents        2        (22)
                                                             --------   --------
Net increase in cash and cash equivalents                       5,526     14,480
Cash and cash equivalents, beginning of period                  8,176        778
                                                             --------   --------
Cash and cash equivalents, end of period                      $13,702    $15,258
                                                             ========   ========
            See Notes to Condensed Consolidated Financial Statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        For the Three and Nine Months Ended September 30, 1999 and 1998


  1.   Interim Financial Information

The condensed consolidated balance sheet as of September 30, 1999, and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 1999, and 1998, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended September 30, 1999, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1998, consolidated financial statements.

  2.  The Company

The most significant portion of the Company's operations had historically been conducted through one of its subsidiaries, Softworks, Inc. ("Softworks"). Softworks was wholly owned by the Company through June 29, 1998 and majority owned through March 31, 1999. Through a series of transactions that included an initial public offering of Softworks in August 1998, various exchanges of Softworks common stock owned by the Company to consultants and employees for services rendered, a private placement of Softworks common stock owned by the Company in December 1998 and a second public offering in June 1999, the Company's ownership of Softworks was reduced from 100% to 38.5%. Accordingly, Softworks is accounted for as a consolidated subsidiary through March 31, 1999, and commencing April 1, 1999, Softworks' results are accounted for using the equity method of accounting. See Note 8 for further details.

Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments. Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. In 1997, the Company created a business unit, "professional services" , which primarily resells computer hardware and for a fee, will assist in the design, construction and installation of technology systems. The Company makes use of its proprietary data access technology, d.b.ExpressJ in its d.b.ExpressJ Internet Information Server, more commonly referred to as a "server farm." This service presently is being marketed solely to the telecommunications industry. The server farm permits end users the ability to access and analyze information through the internet. Data can be visually presented using the Company's patented data visualization technology. Additionally, in June, 1998, the Company completed an acquisition of software (and related sales and marketing rights) which is designed to provide non computer literate owners (e.g. parents, guardians, schools, etc) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the internet (e.g. children).

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        For the Three and Nine Months Ended September 30, 1999 and 1998


  3.   Shareholders' Equity

During the nine month period ended September 30, 1999, the Company issued the following restricted common stock:

     i. As part of a bonus incentive compensation plan, the Company issued 665,500 shares (of which 10,000 were issued in the three month period ended September 30, 1999) to several non-executive employees for which it recorded a non cash charge to earnings of $1,010,000.

     ii. Issued 660,500 shares of its common stock to various consultants for whom it recorded a non cash charge to earnings of $1,050,000.

     iii. In lieu of cash, in January, 1999, the Company issued 115,000 shares, valued at $100,000, for an acquisition of a technology license. The Company recorded amortization expense of $58,000 during the nine months ended September 30, 1999.

Pursuant to a Board Resolution adopted in January, 1999, the Company was authorized to repurchase shares of its common stock at times and amounts that would be in the best interest of the Company. In the third quarter of 1999, 174,380 shares of common stock were purchased at an average price of $1.697. In the fourth quarter of 1999, as of the filing date, an additional 62,200 shares were repurchased at an average price of $1.552.

Pursuant to a Board Resolution adopted in August, 1999, the Company paid, on November 15, 1999, a cash dividend of $6,000,000 (approximately $0.29 per share) to shareholders of record as of September 30, 1999.

  4.   Legal matters

In March, 1995 an action was commenced against the Company and a number of defendants unrelated to the Company (Barbara Merkens v Aval Guarantee Ltd., Walter Mennel, J. Forror, A. Faehndreich-Braun, T&M consulting AG, M. Schmidt,
E. G. Baltruschat and Computer Concepts Corp., United States District Court, Eastern District of New York) which action was later amended naming as defendants only the Company and three of its officers. The Company denied plaintiff's allegations and filed a motion for summary judgment. On or about November 8, 1999, the motion for summary judgment was granted in favor of the Company and its officers subject only to the plaintiff's statutory rights of appeal.

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

In August of 1999, the Company and its directors were served with a complaint filed in the Chancery Court of Delaware, New Castle County (Nadef v. Daniel DelGiorno, et al and Computer Concepts Corp. as Nominal Defendant, C.A. No. 17676-NC) as a derivative action alleging awards of excess compensation and requesting a judgment in favor of the Company for such excess compensation. The Company and defendants have denied the allegations and are vigorously defending the matter, however, the Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements in regard to this matter.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        For the Three and Nine Months Ended September 30, 1999 and 1998


  5.   Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior year in order to have it conform to the current year=s classifications.


  6.   Segment information

The Financial Accounting Standards Board issued Statement No. 131 ADisclosures about Segments of an Enterprise and Related Information,@ which became effective for the Company in 1998 and has been implemented for all periods presented. The Company and its subsidiaries operate in two separate business segments, computer software and professional services. The computer software segment, which operates domestically, is primarily engaged in the design, development, marketing and support of information delivery software products and software products which are designed to provide non computer literate owners the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the internet. Until March 31, 1999 (see Note 8), the Company was also engaged in systems management software products for corporate mainframe data centers. International operations pertaining to these systems management software products included foreign subsidiaries located in the United Kingdom, France, Brazil, Australia, Spain, Italy and Germany and several international distributors primarily in Europe and Asia. The professional services segment, which operates domestically, is primarily engaged in the reselling of computer hardware, design, construction and installation of technology systems, as well as marketing the d.b.Express Internet Information Server, also referred to as a "server farm". Business information


 (In thousands)                    Three Months Ended             Nine Months Ended
                                     September 30,                   September 30,
                                  --------------------           --------------------
                                   1999        1998(a)           1999(b)      1998(a)
                                   ----        -------           -------      -------
Revenue
  Computer Software              $   396      $ 10,824           $ 10,886     $ 25,810
  Professional Services              410         1,926             13,533        6,045
                                 -------      --------           --------     --------
     Total                       $   806      $ 12,750           $ 24,419     $ 31,855
                                 =======      ========           ========     ========
Operating Income (loss)
  Computer Software             $ (6,593)     $ (4,553)          $(21,040)    $(13,091)
  Professional Services              117            46              1,055          352
                                 -------      --------           --------     --------
    Total                       $ (6,476)     $ (4,507)          $(19,985)    $(12,739)
                                 =======      ========           ========     ========


Identifiable Assets                                 At September 30, 1999   At December 31, 1998
                                                    ---------------------   --------------------
  Computer Software                                       $31,800                 $76,950
  Professional Services                                     2,813                  14,952
                                                          -------                 -------
    Total                                                 $34,613                 $91,902
                                                          =======                 =======

(a) Includes  Softworks  for the entire  period
(b) Includes  Softworks  for the three months ended March 31, 1999

                                      -8-

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        For the Three and Nine Months Ended September 30, 1999 and 1998



In classifying business information into segments, the Company specifically identifies revenue, expenses and identifiable assets of the professional services segment; items not specifically identified are included in the computer software segment.


Geographical information:
 (In thousands)                      Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
                                    1999         1998(a)      1999(b)       1998(a)
                                    ----         -------      -------       -------
Revenue:
   United States                    $795         $10,319      $21,173       26,066
   International                      11           2,431        3,246        5,789
                                    ----         -------      -------      -------
     Total                          $806         $12,750      $24,419      $31,855
                                    ====         =======      =======      =======

Operating Income/(loss):
   United States                 $(6,426)        $(4,291)    $(20,986)    $(12,223)
   International                     (50)           (216)       1,001         (516)
                                 -------         -------     --------     --------
    Total                        $(6,476)        $(4,507)    $(19,985)    $(12,739)
                                 =======         =======     ========     ========


Identifiable Assets:
                                                        At September      At December
                                                         30, 1999           31, 1999
                                                        ------------      ------------
   United States                                          $34,613           $ 82,377
   International                                              -                9,525
                                                          -------           --------
     Total                                                $34,613           $ 91,902
                                                          =======           ========

(a) Includes  Softworks  for the entire  period
(b) Includes  Softworks  for the three months ended March 31, 1999


Major customer

For the three months ended September 30,1999 and 1998, the Company had one major contract involving two customers, with combined revenues of $64,000 (7.94% of total revenue) and $ 593,000 (4.65% of total revenue), respectively. For the nine months ended September 30, 1999 and 1998, the Company had one major contract involving two customers, with combined revenues of $12,546,000 (51.38% of total revenue) and $3,690,000 (11.58% of total revenue), respectively. These amounts are included in the Professional Services and Domestic categories.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        For the Three and Nine Months Ended September 30, 1999 and 1998


  7.   Internet Tracking & Security Ventures, LLC

On June 30, 1998, pursuant to an Asset Purchase and Sale Agreement, the Company acquired certain software and related sales and marketing rights from Internet Tracking & Security Ventures, LLC ("ITSV") in exchange for 1,900,000 restricted shares of the Company's common stock and 1,000,000 restricted shares of common stock of the Company's then wholly owned subsidiary, Softworks. The acquired software program, known as "ComputerCOP," is designed to inform non computer literate parents, guardians and alike, what materials, or possible threats to the safety and well being their children or others have been accessing over the internet, such as objectionable web sites, text, pictures, screens, electronic mail, etc. The Agreement also includes the rights to the use of Richard "Bo" Dietl's name in conjunction with the promotion and endorsement of the software as well as appearances by Mr. Dietl in support of the software in regional and national marketing campaigns. Orders for the initial version of the product began shipping during the fourth quarter, 1998.

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

The software costs will be amortized using the greater of the ratio of current revenue to the total projected revenue for the software or the straight-line method using an estimated useful life of 30 months. The prepaid expenses were expensed as the related services were performed (including, but not limited to, appearances, promotion and endorsement), and such services were substantially completed by the end of the third quarter of 1999. The excess of cost over fair value of net assets acquired, which primarily relate to the use of the name "Bo Dietl" will be amortized using the straight-line method over 36 months. However, as a product that the Company has only recently commenced marketing, it is reasonably possible that the estimates of anticipated future gross revenue, the remaining economic life of the product, or both will be reduced significantly in the near term due to the unpredictability of the product's market acceptance and competitive pressures (including technological obsolescence). As a result, the carrying amount of the assets acquired from ITSV (approximately $4,319,000 at September 30, 1999) may be reduced materially in the near term.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        For the Three and Nine Months Ended September 30, 1999 and 1998

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

2. The Company issued 389,600 restricted shares of Softworks, as well as 80,000 contract options to acquire restricted shares of Softworks= common stock owned by the Company, exercisable at $1.00 per share and expire
     December 31, 1999 to various consultants (40,000 of these options were exercised in June, 1999). The related contracts are for services to be performed over time frames ranging from twelve to twenty-four months. The $1,774,000 value of the shares and options will be charged to operations over the terms of the related contracts.

As a result of the January, 1999, transactions, the Company recognized in the first quarter a gain of $2,031,000, representing the difference between the fair value of the Softworks common stock exchanged, and the related carrying value of the Company's investment in Softworks.

In April, 1999, certain stock options previously granted by Softworks to its employees and consultants were exercised, which had the effect of reducing the Company=s ownership interest in Softworks from 50.2% to 49.7%. In June 1999, Softworks completed a second public offering of 3,900,000 shares of its common stock at a price of $10.50 per share (less underwriting fees and commissions of $.63 per share) as follows: 1,000,000 shares were sold by Softworks, 1,256,933 shares were sold by the Company, and 1,643,067 shares were sold by other existing shareholders. In conjunction with the offering, the Company issued 200,000 contract options to acquire restricted shares of Softworks common stock owned by the Company to a consultant, exercisable at $1.00 per share, which vested upon completion of the offering. The options were exercised in June 1999. As a result of these transactions, the Company recognized a gain of $14,410,000 in the second quarter of 1999. As of September 30, 1999, the Company's ownership of Softworks was 38.5%, or 6,505,767 shares of Softworks common stock.

Commencing April 1, 1999, Softworks' results are accounted for using the equity method of accounting and are no longer consolidated. Under the equity method of accounting, the Company's share of Softworks' earnings or losses is included in the Company's consolidated operating results in a single line item. Summarized financial information of Softworks for the three and nine months ended September 30, 1999 as well as pro forma consolidated financial information as if Softworks were accounted for using the equity method for all prior periods presented is as follows:

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        For the Three and Nine Months Ended September 30, 1999 and 1998



                                Softworks, Inc.
                        Summarized Financial Information


                Condensed Statement of Operations                         Condensed Balance Sheet
          Three and nine months ended September 30, 1999                     September 30, 1999
                         (in thousands)                                        (in thousands)

                         Three Months             Nine Months
                            Ended                   Ended
                      September 30, 1999       September 30, 1999
                      ------------------       ------------------
                                                                      Current assets           $43,977
                                                                      Non-current assets        23,904
                                                                                               -------
Revenue                  $14,904                  $36,777                                      $67,881
                                                                                               =======
Cost of revenue              753                    2,248
                         -------                  -------
Gross margin              14,151                   34,529             Current liabilities      $24,019

Operating expenses        12,147                   32,744             Non-current liabilities   15,596
                         -------                  -------
Operating income           2,004                    1,785             Stockholders' equity      28,266
                         -------                  -------                                      -------
Net income                $1,141                  $   946                                      $67,881
                         =======                  =======                                      =======

                    Computer Concepts Corp. and Subsidiaries
                 Pro Forma Condensed Consolidated Balance Sheet
                 ----------------------------------------------
                                December 31, 1998
                                 (in thousands)


                                           Pro-forma                                                      Pro-forma
                               Actual      Adjustments      Pro-forma                          Actual     Adjustment   Pro-forma
                               ------      -----------      ---------                          ------     ----------   ---------

ASSETS                                                                  LIABILITIES AND
                                                                        SHAREHOLDERS'
                                                                        EQUITY

Current Assets                 $63,742     $(38,282)         $25,460    Current liabilities   $36,173      $(26,501)    $ 9,672
Long-term receivables            7,908       (7,908)            -       Deferred revenue       11,807       (11,764)         43
Property plant and equipment,
  net                            3,564       (2,499)           1,065    Long-term debt          1,403        (1,401)          2
                                                                                             --------      --------    --------
Software costs, net              5,594       (3,039)           2,555      Total liabilities    49,383       (39,666)      9,717
Goodwill, net                    8,610       (4,143)           4,467
Other assets                     2,484       (2,384)             100    Minority Interest       8,503        (8,503)        -
Investment in subsidiary,
  equity method                    -         10,086           10,086    Shareholders' equity   34,016           -        34,016
                              --------     --------         --------                         --------      --------    --------
                               $91,902     $(48,169)         $43,733                          $91,902      $(48,169)    $43,733
                              ========     ========         ========                         ========      ========    ========


                    Computer Concepts Corp. and Subsidiaries
            Pro Forma Condensed Consolidated Statements of Operations


                              For the nine months ended September 30, 1999       For the nine months ended September 30, 1998
                                          (in thousands)                                        (in thousands)

                                            Pro-forma                                            Pro-forma
                                 Actual     Adjustments      Pro-forma             Actual        Adjustment    Pro-forma
                                 ------     -----------      ---------             ------        ----------    ---------

Revenue                         $24,419      $(10,258)        $14,161             $31,855        $(26,896)     $ 4,959
Cost of Revenue                  12,908          (764)         12,144              11,201          (6,310)       4,891
                               --------      --------        --------            --------        --------     --------
Gross Margin                     11,511        (9,494)          2,017              20,654         (20,586)          68
                               --------      --------        --------            --------        --------     --------
Total Operating Expenses         31,496        (9,342)         22,154              33,393         (19,959)      13,434
                               --------      --------        --------            --------        --------     --------
   Operating (loss) income      (19,985)         (152)        (20,137)            (12,739)           (627)     (13,366)
Other Income (expense)
   Gain on partial disposition
      of subsidiary              16,444          -             16,444              22,466             -         22,466
   Interest (expense) income,
      net                           210          -                210                (732)            253         (479)
   Minority interest expense        (46)           46             -                  (275)            275          -
   Equity in earnings of
      Softworks                     321            46             367                 -                99           99
                               --------      --------        --------            --------        --------     --------
Income (loss) before provision
   for income taxes              (3,056)          (60)         (3,116)              8,720             -          8,720
Benefit from (provision for)
   income taxes                    (102)           60             (42)                  8             -              8
                               --------      --------        --------            --------        --------     --------
Net income (loss)               $(3,158)     $    -          $ (3,158)            $ 8,728        $    -        $ 8,728
                               ========      ========        ========            ========        ========     ========



                    Computer Concepts Corp. and Subsidiaries
            Pro Forma Condensed Consolidated Statements of Operations

                  For the three months ended September 30, 1998
                                 (in thousands)

                                                           Pro-forma
                                           Actual         Adjustments     Pro-forma
                                           ------         -----------     ---------


Revenue                                  $ 12,750          $(11,247)      $  1,503
Cost of Revenue                             3,929            (2,346)         1,583
                                         --------          --------       --------
Gross Margin                                8,821            (8,901)           (80)
Total Operating Expenses                   13,328            (8,136)         5,192
                                         --------          --------       --------
   Operating (loss) income                 (4,507)             (765)        (5,272)
                                         --------          --------       --------
Other Income (expense)
   Gain on partial disposition
      of subsidiary                        15,839               -           15,839
   Interest (expense) income, net            (173)               74            (99)
   Minority interest expense                 (275)              275            -
   Pro rata share of  SOFTWORKS
     equity changes                           -                 416            416
                                         --------          --------       --------
Income before provision (benefit)
     for income taxes                      10,884               -           10,884
Provision (benefit) for income taxes            8               -                8
                                         --------          --------       --------
Net income                                $10,892          $    -         $ 10,892
                                         ========          ========       ========


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        For the Three and Nine Months Ended September 30, 1999 and 1998




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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
        For the Three and Nine Months Ended September 30, 1999 and 1998



10.  Management's plans

Prior to 1998, the Company incurred substantial consolidated net losses and used substantial amounts of cash in operating activities, which were primarily financed through private placements of common stock and convertible debentures. During 1998, and 1999, the Company continued to use substantial amounts of cash in its operations, however, cash requirements were primarily financed through Softworks initial public offering and additional sales of Softworks common stock. Management=s current plan is focused on becoming a preeminent provider of innovative software products and services which are, and continue to be designed and developed to:

     --    break down barriers between people and data;
     --    exploit the Company=s patented technologies;
     --    capitalize on the internet marketplace.

The  Company  is  currently   focusing  on  five  general  product  or  services
categories:

1. The continued marketing of the d.b.Express Internet Information Server Services (the "Server Farm");

2. Continue to explore the use of the d.b.Express technology through the development of new vertical markets;

3.   Continue to develop its Professional Services division;

4.   Capitalize on the growth of the internet  through the sale of  ComputerCOP;
     and

5.   Continue the development of new products and services.

Additionally,   the  Company  continues  to  reexamine  its  long-term  business strategy.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND LIQUIDITY

         For the Three and Nine Months Ended September 30, 1999 and 1998

 Forward-Looking Statements.

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, the risk of errors or failures in the Company's software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

Overview

Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments. Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. The Company makes use of its proprietary data access technology, d.b.ExpressJ in its d.b.ExpressJ Internet Information Server, more commonly referred to as a "server farm." This service presently is being marketed solely to the telecommunications industry. The server farm permits end users the ability to access and analyze information through the internet. Data can be visually presented using the Company's patented data visualization technology. In 1997, the Company created a business unit, "professional services" , which primarily resells computer hardware and for a fee, will assist in the design, construction and installation of technology systems. Additionally, in June, 1998, the Company completed an acquisition of software (and related sales and marketing rights) which is primarily designed to provide non computer literate owners (e.g. parents, guardians, schools, etc) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the internet (e.g. children). The Company currently consists of three product lines: professional services, d.b.ExpressJ Internet Information Server services (reported with professional services in the accompanying financial statements), and software technology and related sales and marketing rights, acquired in June, 1998 (marketed as "ComputerCOP"). d.b.ExpressJ technology, a visually-based proprietary software tool, can provide businesses with a simple, fast, low-cost method of finding, organizing, analyzing and using information contained in databases. During 1997, the Company commenced operations of the professional services unit. The professional services unit offers solutions, support and strategies to solve various business crises in such areas as: selection and reselling of hardware, network determination, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management. Additionally, this unit could oversee new installations as well as offering on-site component repair. ComputerCOP is designed to provide non computer literate owners (e.g. parents) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the internet (e.g. children).

Orders for the initial version of the product began shipping during the fourth quarter, 1998. The method of revenue recognition for each product line is dependent upon the type and manner of service provided and or the terms of product sales. Further, the Company is in the process of developing a unique media station display which will combine internet strategy and e-commerce with multi-media forms of delivery, presentation and interaction with end-users. This internet based communications/advertising network is being designed to create a means by which businesses can promote specific brand/product/service awareness. The Company intends to market this technology in association with owners and/or

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND LIQUIDITY

         For the Three and Nine Months Ended September 30, 1999 and 1998


managers of high traffic venue areas (i.e.malls, airports, etc.) to local, regional and national businesses. This business concept will require additional capital in order to complete its development and to support its marketing plan. In order to achieve its goal, the Company intends to partner or co-venture with various potential investors and strategic partners.

As described above in Note 8, during the three months ended June 30, 1999, the Company's ownership interest in Softworks fell below 50%. Accordingly, the financial results of Softworks are not consolidated with the Company commencing with the quarter ending June 30, 1999.


Results of Operations

Commencing April 1, 1999, Softworks' results are accounted for using the equity method of accounting and are no longer consolidated. Under the equity method of accounting, the Company's share of Softworks' earnings or losses is included in the Company's consolidated operating results in a single line item. Summarized financial information of consolidated operating results with Softworks accounted for using the equity method for the three and nine months ended September 30, 1999 and 1998 is as follows:


                    Computer Concepts Corp. and Subsidiaries

      Actual and Pro Forma Condensed Consolidated Statements of Operations

                                    For the three  months  ended  September        For the nine months ended September 30,
                                    ---------------------------------------        ---------------------------------------
                                             (in thousands)                                    (in thousands)

                                        1999               1998                           1999              1998
                                      (Actual)         (Pro-forma)                     (Pro-forma)        (Pro-forma)
                                      --------         -----------                     -----------        -----------
Revenue
  Software licenses, net           $    385           $     23                          $    596           $     49
  Maintenance                            11                 11                                32                 32
  Professional services                 410              1,469                            13,533              4,878
                                   --------           --------                          --------           --------

                                        806              1,503                            14,161              4,959
Cost of Revenue
  Software licenses                     157                  8                               218                 72
  Maintenance                           -                  -                                 -                  -
  Professional services                 109              1,350                            11,926              4,142
                                   --------           --------                          --------           --------

       Gross margin                     540                145                             2,017                745
                                   --------           --------                          --------           --------

Research and development costs        2,081              1,089                             5,324              3,188
Sales and marketing costs             2,607              2,048                             9,066              5,879
General and administrative costs      1,309              1,417                             4,776              3,958
Amortization and depreciation         1,019                863                             2,988              1,086
                                   --------           --------                          --------           --------

                                      7,016              5,417                            22,154             14,111
                                   --------           --------                          --------           --------

    Operating loss                   (6,476)            (5,272)                          (20,137)           (13,366)

Gain on partial disposition
    of subsidiary (see Note 8)            3             15,839                            16,444             22,466
Other                                   598                325                               535               (372)
                                   --------           --------                          --------           --------
Net income (loss)                   $(5,875)           $10,892                           $(3,158)            $8,728
                                   --------           --------                          --------           --------

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND LIQUIDITY

         For the Three and Nine Months Ended September 30, 1999 and 1998

The following discussion about the "results of operations" is based on the operating results as presented in the above table.

Total revenue for the three and nine-month periods ended September 30, 1999 when compared to the same time frames in the prior year, decreased $697,000 and increased $9,202,000, respectively. Revenue derived from a now completed contract included in professional services decreased approximately $1,344,000 to $75,000 for the three months ended September 30, 1999 when compared to the three months ended September 30, 1998. However, this contract resulted in a $7,906,000 increase in professional service revenue for the nine months ended September 30, 1999 as compared to the same period in the prior year. The Company is currently pursuing additional contracts, however, there can be no assurances that the Company will be successful in obtaining these contracts. Included in professional services is revenue generated from the server farm. At present, this technology has been developed to provide services solely to the telecommunications industry. For the three months ended September 30, 1999 and 1998, revenue was $335,000 and $50,000, respectively. For the nine months ended September 30, 1999 and 1998, revenue was $987,000 and $238,000, respectively. The Company is currently negotiating/finalizing contracts with several new customers, which if consummated, should increase the monthly revenue. Substantially all of the revenue in the software license category relates to ComputerCOP. The Company began shipping the initial version of ComputerCOP during the last quarter of 1998 to various distributors, retailers, and individuals. Since shipments are made with right of return, the Company delays the recognition of revenue until the requirements of Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists" have been met. The Company anticipates releasing ComputerCOP Deluxe, which is a new version with several new features and enhancements, primarily designed for individual consumers. Further, the Company also plans to release two completely new versions, ComputerCOP Professional and ComputerCOP Forensic, for which orders have already been received. ComputerCOP Professional and ComputerCOP Forensic are primarily designed for law enforcement professionals, such as police departments, parole officers and other government agencies.

The cost of revenue for professional services, as a percentage of its revenue, decreased from 91.9% for the quarter ended September 30, 1998, to 26.6% for the quarter ended September 30, 1999, and increased from 84.9% for the nine months ended September 30, 1998 to 88.1% for the nine months ended September 30, 1999. The cost of revenue consists primarily of amounts paid to the Company's suppliers for goods and services related to the resale of computer hardware and related services in its professional services unit. The cost of revenue related to the server farm primarily consists of the direct labor associated with processing call detail records. The depreciation of the server farm's hardware is included in "Amortization and depreciation." Cost of revenue with respect to ComputerCOP is currently running at approximately 37%. The Company expects to improve its margins as volume increases. Further, the Company anticipates that based upon the expected selling price of ComputerCOP Professional and ComputerCOP Forensic, gross margins should improve. The amortization costs of the purchased software technology related to ComputerCOP are included in "Amortization and depreciation."

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND LIQUIDITY

         For the Three and Nine Months Ended September 30, 1999 and 1998


Research and development costs for the three-month period ended September 30, 1999, increased approximately $992,000 to $2,081,000 when compared to the three-month period ended September 30, 1998. For the nine months ended September 30, 1999, costs increased $2,136,000 to $5,324,000 when compared to the nine months ended September 30, 1998. Approximately $1,355,000 and $2,975,000 of additional expense was incurred in connection with the development of the multi-media technology during the three and nine month periods ended September 30, 1999. A portion of these variances, $675,000 paid to an entity, is attributable to costs associated with the initial concept and designs, early stage development and implementation of the internet multi-media technology. Offsetting these increases were reductions in expenditures relating to further development of d.b.Express technology.

Sales and marketing expenses increased $559,000 to $2,607,000 for the three month period ended September 30, 1999, when compared to $2,048,000 for the same period in the prior year and increased $3,187,000 to $9,066,000 for the nine month period ended September 30, 1999, when compared to $5,879,000 for the same period in the prior year. For the nine months ended September 30, 1999, a major portion of the variance pertains to the increase in the non-cash charge of approximately $2,286,000 related to appearances and product endorsements made on behalf of ComputerCOP. Additionally, the Company expended approximately $500,000 in its efforts to market ComputerCOP (no expense for the nine months ended September 30, 1998 as the Company had not commenced marketing the product). The Company has also incurred an additional $375,000 of sales and commission expenses related to the resale of computer hardware and related services in its professional services division when compared to the same period in 1998. Also, the Company incurred approximately $431,000 in its effort to market the multi-media display still under development. Offsetting these items is a reduction in expenditures for outside consultants of approximately $543,000. The balance of the sales and marketing costs relate to the Company's server farm (in the telecommunications industry as well as exploring new vertical market applications) and marketing research for products and services currently under development. While sales and marketing expenses have risen, the Company believes that its expenditures are necessary in order to maintain and improve market position and product recognition.

General and administrative costs decreased $108,000 to $1,309,000 for the three months ended September 30, 1999, when compared to the three months ended September 30, 1998, and increased $818,000 to $4,776,000 for the nine months ended September 30, 1999, when compared to the nine months ended September 30, 1998. Major factors contributing to this latter increase are expanded staffing levels, which the Company believes necessary in order to support anticipated growth, legal expenses the Company has incurred in defending itself from the class action law suit, and non-cash executive compensation.

Amortization and depreciation expenses increased $156,000 when comparing the three-month periods ended September 30, 1999 and September 30, 1998. Further, it increased $1,902,000 when comparing the nine-month periods ended September 30, 1999 and September 30, 1998. The increases are primarily attributable to the purchased software and goodwill acquired in the ComputerCOP transaction (see
Note 7).

Gain on partial disposition of subsidiary - see Note 8.

Liquidity and Capital Resources

For the nine-month period ended September 30, 1999, net cash used by operating activities was $746,000. The Company had one major contract involving two customers that provided approximately $8,850,000 net cash for the nine-month period ended September 30, 1999, primarily as a result of timing differences between accounts receivable and accounts payable. The Company is currently pursuing additional contracts, however, there can be no assurances that the Company will be successful in obtaining these contracts.

Net cash provided by investing activities of $9,617,000 was primarily attributable to the proceeds from sales of Softworks common stock and the exercises of options to purchase Softworks common stock, totaling $17,646,000 offset by the reduction in cash of $6,759,000 attributable to excluding Softworks from consolidation (see Note 8). Additionally, capital expenditures for the nine month period ended September 30, 1999 totaled approximately $1,391,000.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND LIQUIDITY

         For the Three and Nine Months Ended September 30, 1999 and 1998


During November, 1998, the parent Company entered into an Accounts Receivable Purchase Agreement, whereby the Company from time to time may, on a full recourse basis, assign some of their accounts receivable. Upon specific invoice approval, an advance of 85% of the underlying receivable is provided to the Company. The remaining balance (15%), less an administrative fee of approximately 2% plus interest at the rate of 1 1/2% per month, is paid to the Company once the customer has paid. This agreement expires in November, 1999. During the first quarter of 1999, the Company repaid $4,172,000 of related debt and at September 30, 1999, there were no receivables assigned or any amount due the lender.

Prior to 1998, the Company incurred substantial consolidated net losses and used substantial amounts of cash in operating activities, which were primarily financed through private placements of common stock and convertible debentures. During 1998, and 1999, the Company continued to use substantial amounts of cash in its operations, however, cash requirements were primarily financed through Softworks initial public offering and additional sales of Softworks common stock. At September 30, 1999, and December 31, 1998 (excluding Softworks), the Company had working capital of $9,277,000 (unaudited) and $15,788,000 (unaudited), respectively. As of November 16, 1999, the Company had cash and cash equivalents totaling approximately $4,972,000 (unaudited), after taking into account the $6,000,000 dividend paid on November 15, 1999. (see Note 3).

Management's current plan is focused on becoming a preeminent provider of innovative software products and services which are, and continue to be designed and developed to:

                --        break down barriers between people and data;
                --        exploit the Company=s patented technologies;
                --        capitalize on the internet marketplace.

The  Company  is  currently   focusing  on  five  general  product  or  services
categories:

1. The continued marketing of the d.b.Express Internet Information Server Services (the "Server Farm");

2. Continue to explore the use of the d.b.Express technology through the development of new vertical markets;

3.   Continue to develop its Professional Services division;

4.   Capitalize on the growth of the internet  through the sale of  ComputerCOP;
     and

5.   Continue the development of new products and services.

Additionally,   the  Company  continues  to  reexamine  its  long-term  business strategy.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND LIQUIDITY

         For the Three and Nine Months Ended September 30, 1999 and 1998


YEAR 2000 ISSUES

Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem".

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

Internal   Infrastructure.   The  Company   believes  that  it  has   identified
substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process before year end.

Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating the Year 2000 Problem on its office and facilities equipment and expects to complete such assessment by year end. The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

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

         For the Three and Nine Months Ended September 30, 1999 and 1998



Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer the following:

1. a significant number of operational inconveniences and inefficiencies for the Company and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities; and

2. a lesser number of serious system failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions, and

3. the inability to determine with any degree of certainty, the changes if any, in buying habits of its current and potential customers due to their concerns over Year 2000 issues.

Contingency Plans. The Company has developed contingency plans to be implemented in the event of any Year 2000 problems affecting its internal systems. Depending on the systems affected, these plans could include the use of Company owned cellular telephones, conducting business from alternative locations, accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, and possible increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

         For the Three and Nine Months Ended September 30, 1999 and 1998


Item 1.  Legal Proceedings

     Not applicable.

Item 2.  Changes in Securities

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K Not applicable.

     Not applicable

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
        For the Three and Nine Months Ended September 30, 1999 and 1998



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER CONCEPTS CORP.


/s/ Daniel DelGiorno, Jr.
Daniel DelGiorno Jr.         President, C.E.O. Treasurer,     November 19, 1999
                             Director


/s/ George Aronson
George Aronson               Chief Financial Officer          November 19, 1999