Form 10-K
period 1999-12-31
COMPUTER CONCEPTS CORP /DE
filed 2000-03-13
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________

                          Commission File No. 0-20660

                             COMPUTER CONCEPTS CORP.
             (Exact name of registrant as specified in its charter)

               Delaware                                 11-2895590
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification  No.)

     80 Orville Drive, Bohemia, N.Y.                       11716
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (631) 244-1500

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12 (g) of the Act:

       Title of each class            Name of each exchange on which registered
       --------------------           -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 8, 2000, there were 20,529,245 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $33,507,000 based on the closing sale price of the Common Stock as quoted on the NASDAQ on such date.

                    Computer Concepts Corp. and Subsidiaries
                 Form 10-K for the Year Ended December 31, 1999

Table of Contents

PART I                                                               PAGE
                                                                     ----

     ITEM 1  Business                                                  3

     ITEM 2  Properties                                               11

     ITEM 3  Legal Proceedings                                        11

     ITEM 4  Submission of Matters to a Vote of Security Holders      12

PART II

     ITEM 5  Market for Registrant's Common Equity and
             Related Stockholder Matters                              13

     ITEM 6  Selected Consolidated Financial Data                     14

     ITEM 7  Management's Discussion and Analysis of
             Financial Condition and Results of Operations            15

     ITEM 7a Quantitative and Qualitative Disclosures
             About Market Risk                                        22

     ITEM 8  Financial Statement and Supplementary Data               22

     ITEM 9  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                   22
PART III

     ITEM 10 Directors and Executive Officers of the Registrant       23

     ITEM 11 Executive Compensation                                   25

     ITEM 12 Security Ownership of Certain Beneficial Owners
             and Management                                           26

     ITEM 13 Certain Relationships and Related Transactions           28

PART IV

     ITEM 14 Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                      30

SIGNATURE                                                             33

PART I

Item 1.   BUSINESS
------------------

     INTRODUCTION

     The Company was organized under the name Unique Ventures, Inc. as a "blind pool" public company, under the laws of the State of Delaware on August 27, 1987, and changed its name to Computer Concepts Corp. in 1989. Computer Concepts Corp. and its subsidiaries (hereinafter referred to as "Computer Concepts" or the "Company"), operate in the computer software industry segment and design, develop, market and support information delivery software products, including end-user data access tools for personal computers and client/server environments. The most significant portion of the Company's operations had historically been conducted through one of its subsidiaries, Softworks, Inc. ("Softworks"). Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. Softworks was wholly owned by the Company through June 29, 1998, and majority owned through March 31, 1999. Through a series of transactions that included an initial public offering of Softworks in August, 1998, various exchanges Softworks common stock owned by the Company to consultants and employees for services rendered, a private placement of Softworks common stock owned by the Company in December, 1998, and a second public offering in June, 1999, the Company's ownership of Softworks was reduced from 100% to 35% as of December 31, 1999. Accordingly, Softworks is accounted for as a consolidated subsidiary through March 31, 1999, and commencing April 1, 1999, Softworks' results are accounted for using the equity method of accounting. On January 27, 2000, the Company sold its entire 35% interest to EMC Corporation for approximately $61 million in cash, before expenses.

     During the years 1989 through 1992, the Company was primarily engaged in research and development activities regarding its primary product, "d.b.Express TM". During 1993, the Company began to expand its product, sales, marketing and administrative activities, and began the transition from a research and development-oriented company into a market-driven software products business. In 1995, the Company decided to focus on the parent Company's d.b.Express software technology and Softworks, Inc. As such, in 1996, it sold its "Superbase" technology assets and in 1997 sold the net assets of its MapLinx, Inc. subsidiary. During 1997, a new business unit commenced operations, which is designed to provide a wide array of information technology, support and services. In 1998, the Company acquired software technology rights as well as certain marketing rights for a system that monitors Internet usage. See Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1999, for further explanations of all acquisitions and dispositions.

     Effective September, 1993, the Company acquired Softworks, a private Maryland company founded in 1977, and an acknowledged leading provider of critical systems management solutions. In August, 1998, Softworks completed a public offering, after which the Company's ownership interest was reduced to approximately 72%. Additional transactions, as described in Notes 3 and 18 to the Consolidated Financial Statements, further reduced the Company's ownership interest in Softworks. Pursuant to a tender offer dated December 21, 1999, the Company sold its remaining 35% interest in Softworks (a total of 6,145,767 shares) to EMC Corporation and its subsidiary ("EMC") for $10.00 per share. The transaction, which was completed on January 27, 2000, provided aggregate cash proceeds of $61,458,000 (less $10,000,000 placed in escrow) and resulted in a pre-tax gain, net of expenses, of $47,607,000 recorded in the first quarter of 2000.

     During December, 1994, the Company acquired MapLinx, Inc. ("MapLinx"), a provider of PC based software that allows for geographical presentation of database information. In conjunction with the Company's decision to focus its activities on the exploitation of the d.b.Express technology and its Softworks subsidiary, the Company sold the net assets of MapLinx in 1997.

     In June, 1998, the Company acquired certain software and related sales and marketing rights. The acquired software technology, marketed under the trade name Bo Dietl's One Tough ComputerCOP ("ComputerCOP"), is designed to inform non computer literate parents, guardians and alike, what materials, or possible threats to the safety and well being of their children or others has been accessed over the Internet, such as objectionable web sites, text, pictures, screens, electronic mail, etc. The Agreement also included the rights to the use of Richard "Bo" Dietl's name in conjunction with the promotion and endorsement of the software as well as appearances by Mr. Dietl in support of the software in regional and national marketing campaigns. Mr. Dietl has been recognized as one of the most decorated police officers of the city of New York. In February, 2000, the Company sold a newly created wholly owned subsidiary with assets consisting primarily of $20.5 million cash, the above referenced technology and remaining marketing rights, inventory and related receivables for 1,775,000 shares of NetWolves Corporation (OTCBB: "WOLV"). The transaction was valued at approximately $35.5 million.

     In January, 2000, the Company elected to significantly curtail operations of its business unit, marketed as professional services, which primarily resold computer hardware and assisted in the design, and installation of technology systems.

     Further, the Company is in the process of developing a unique media station display, which will combine Internet strategy and e-commerce with multi-media forms of delivery, presentation and interaction with end-users. This Internet based communications/advertising network is being designed to create a means by which businesses can promote specific brand/product/service awareness. The Company intends to market this technology in association with owners and/or managers of high traffic venue areas (i.e., malls, airports, etc.) to local, regional and national businesses. This business concept will require additional capital in order to complete its development and to support its marketing plan. In order to achieve its goal, the Company intends to partner or co-venture with various potential investors and strategic partners.

     A primary part of the Company's present strategic plan is to focused on becoming a preeminent provider of innovative software products which break down barriers between people and data thereby allowing corporate users to more easily access enterprise-wide data. In addition, this plan includes, among other factors, the exploitation of the Company's proprietary technology, d.b.Express, primarily through the development of several vertical markets. Telecommunications is presently being targeted as one of the first vertical markets.

     PRODUCTS
     --------

     d.b.Express
     -----------

     d.b.Express provides business with a simple, fast, low-cost method of finding, organizing, analyzing and using information contained in databases over the Internet. The software employs a unique graphical user interface ("GUI") that enables users to directly access and use information contained in relational and pseudo-relational databases created by many database management systems ("DBMS") on the market. In addition, this proprietary software tool has the ability to directly utilize information obtained from spreadsheets and data in the form of American Standard Code for Information Interchange ("ASCII") files. The technology enables users to analyze millions of records over the
Internet without the need to first download the data being analyzed. Telecommunications industry specific applications of the technology have been developed and are being marketed.

     d.b.Express does not replace DBMS programs. Instead, it improves the accessibility of databases created by DBMS by eliminating the need to write queries in computer code and facilitates data searches through the use of graphical query tools. Prior to the availability of d.b.Express, comparable analytical and presentation capabilities were possible only through costly executive information systems ("EIS") or customized programs developed and supported by highly skilled MIS professionals. The need for MIS professionals and programming effectively raises the cost of access to information in terms of time and money. Ultimately, these barriers result in less timely and lower quality business decision-making.

     There are some DBMS access tools on the market that claim to eliminate the need to use computer code and provide graphical query capability. All of these programs, however, only simplify the writing of computer code, usually through industry-standard structured query language ("SQL"), by having users develop logic in a semi-procedural facility. While reducing some problems associated with the writing of computer code, such as "typographical errors", they do not eliminate the need for knowledge of computer code or database structure and organization, and require significant training of the user. d.b.Express enables the access and productive use of complex databases without specific computer knowledge. d.b.Express enables a broader population within an organization to visually and interactively mine their data without the need or support from internal or external MIS staff.

     d.b.Express approaches database accessibility uniquely, enabling people at all levels of an organization to analyze the data without any knowledge of programming. d.b.Express achieves this in two steps. First, d.b.Express, utilizing proprietary algorithms, accesses and automatically summarizes all of the records in the required databases into its own format. Second, the software presents users with an intuitive dual-dimensional picture of the data that the user can easily customize to his need with a simple point-and-click interface. In addition to a vast simplification of database access and analysis, d.b.Express performs these tasks faster than any DBMS because the software does not reread the database for each task; it only reads the summaries it has created.

     Windows(R) Version 1.0 of d.b.Express was introduced in December 1993 and the DOS version was introduced in late 1992. Windows (R) Version 2.0, with significantly enhanced functionality based on user feedback, was introduced in the second quarter of 1994 and Windows 95(R) Version was introduced in the third quarter of 1995. Windows NT, Internet Server and JAVA Applet versions were introduced in 1996 and 1997. Version 6.0 was released during the fourth quarter of 1999. In addition to increasing d.bExpress' ability to interactively access, via the Internet, millions of records in a matter of seconds, additional
features   include  ad-hoc  reporting   capabilities   and  integrated   mapping
capability.

     d.b.Express Internet Information Server
     ---------------------------------------

     The d.b.Express Internet Information Server is an Internet database information service. This service makes use of its proprietary data access technology by providing Internet access to detail telephone records for customers both in the U.S. and Great Britain. With this service, customers can access via the Internet, numerous detail telephone call records. Data can be visually presented using the Company's patented data visualization technology. The technology provides users with a "Filescape TM" (an all encompassing picture of data similar to a landscape picture) from which users are able to perform point-and-click, ad-hoc queries in order to discover anomalies, trends and misuse of their data, and, if desired, infinite drill down to individual detail records. This is accomplished within seconds, rather than hours, which the Company believes could create cost savings and operational efficiencies. Customers are able to review and analyze their telephone usage at the detail level, and are able to review and, if desired, print standard pre-generated reports, ad-hoc reports based on predefined templates, or define and review/print their own ad-hoc reports, all without taking delivery of the large volume of data required. In order to meet the archival requirements of customers, the Company produces CDs of each month's billing details. In order to provide this service, the Company has put into place a comprehensive data center. The service is available 24 hours a day, 7 days a week, 365 days a year.

     The advantages inherent to d.b.Express include the following:
     ------------------------------------------------------------

     Ease of Use

     Using the analogy of an automatic camera, d.b.Express simplifies data access and analysis by providing a sophisticated, simple-to-use vehicle to take pictures of complex data. By combining an intuitive point-and-click interface with a powerful integration and retrieval engine in a low-cost product, d.b.Express breaks down the barriers between people and data. After d.b.Express has read one or more databases, the data is presented to the user in a "filescape" using a common histogram metaphor. The user merely points to a bar in the chart and clicks to view data from the highest summary level to the lowest level of detail. d.b.Express provides powerful desktop functionality, via the Internet, that allows the exploration of data patterns, trends, and exceptions. Data searches, queries and analyses can be converted to sophisticated, simple to use presentations providing integrated business graphics and report writing capabilities.

     Interfaces With Leading Databases and Other Tools

     d.b.Express provides direct access to leading databases created by DBMS vendors, including CA-Clipper, Microsoft Access, Foxbase and FoxPro, Lotus Approach, Borland dBase and Paradox, Oracle, Informix, Sybase, Ingres, SQL Server, IBM DB2 and DB2/2, Netware SQL, Gupta SQL Base, Progress, XDB, SQL/DS, Teradata and Btrieve and any other database with ODBC support. These DBMS's represent more than 85% of the installed relational database management systems ("RDBMS") worldwide. In addition, d.b.Express is able to access data contained in spreadsheets and read data in ASCII format which further broadens the software's capability with other DBMS products. d.b.Express results can be exported to popular spreadsheets, report writers, graphics packages and word processors including Lotus 1-2-3, Excel, Quattro Pro, ReportSmith, Crystal Reports, Harvard Graphics, Power Point, WordPerfect and Word.

     Ability To Integrate Data From Databases Created By Multiple Vendors

     When d.b.Express reads a database, it creates its own summaries of information through its proprietary process. Information contained in databases is formatted into d.b.Express' proprietary format. This permits users to access and compare information contained in enterprise-wide databases created by different vendors simultaneously in the d.b.Express' user-friendly environment.

     Works in Common Operating Environments

     d.b.Express operates in virtually all file server and peer-to-peer networking environments providing data to Microsoft Windows (R) and Windows NT workstations. d.b.Express Internet Information Server provides secure visual data mining functionality through Internet browsers such as Microsoft Internet Explorer and Netscape Communicator.

     High Processing Speed

     Once a database source has been processed, d.b.Express employs proprietary matrix storage technology rather than rereading each data element in that database. All packaged DBMS reread every single data element each time a task, such as sorting or analysis, is performed. The elimination of the rereading step through d.b.Express' proprietary process vastly increases the speed of data access enabling ad-hoc analysis at a rate far faster than possible with any other system. The advantage of the d.b.Express process over other processes increases with the size and complexity of the database.

     d.b.Express breaks down barriers between people and data by eliminating the need for SQL expertise, saving time by gaining decision-critical information through rapid data access and analysis, and saving money through minimal training investment and cost-effective product implementation.

     Disadvantages in regard to d.b.Express include the following:
     ------------------------------------------------------------

     Lack of Established User-base and Acceptance of the Product

     d.b.Express is not yet widely used and is perceived as a new technology which may defer acceptance. The Company believes its focus on large-scale users and its new Internet Server Farm technology could help overcome the lack of acceptance in the market place. There is no assurance that the Company will be successful in reaching its sales plan to gain widespread usage of the technology.

     Limited Resources to Market and Promote d.b.Express

     The Company has limited resources with which to market and promote d.b.Express. Regardless of the unique patented aspects of the product, if the Company is not able to effectively market and promote the usage of the product, the successful dispersion of the product as a widely used access tool may not be achieved.

     Alternative Methods Available to Access Data and Potential New Technologies

     d.b.Express' access method is patented and unique. However, alternative methods for accessing data exist, primarily text based search engines. We believe that many of the alternative methods require knowledge of specific database query languages. The Company is not aware of any alternative technology which can effect data searches with the speed, and without sophisticated programming skills, which d.b.Express provides, however, it is possible that new technologies will be developed which may effectively compete with d.b.Express. If such new technologies are developed, they could negatively impact the Company's ability to successfully market and promote d.b.Express.

     Softworks Product line
     ----------------------

     As noted above, and in Note 18 to the Consolidated Financial Statements, the Company, in January, 2000, sold its remaining interest in Softworks. Softworks provided automated storage and performance management solutions to help organizations more efficiently and effectively manage their IT infrastructures. Their products possessed the following key features:

-- Integrated Storage Management. Softworks believed that many organizations wanted an integrated suite of products to address their multi-platform storage management needs. Their solutions provided a single point of control and management of storage in OS/390, UNIX and NT computing environments. In addition to having provided conventional storage management functions, their solutions were designed to enhance and ensure data and system availability.

-- Automated Storage and Performance Management. In contrast to conventional storage and performance management solutions which merely provide reporting and monitoring capabilities, their products provided automated proactive alerts, programmed responses and corrective actions, which enabled IT personnel to focus more of their time on complex mission-critical systems management tasks. "Proactive alerts" detected system events and abnormalities and alerted the user to potential system, application or data availability issues. Their products probed system resources to determine if key storage and performance indicators fell within acceptable ranges. If an "out of reasonable range" condition was detected, their products offered three alternative, but not mutually exclusive, responses. Their products could:

     -- notify the management console or appropriate network or system monitoring software;

     -- automatically correct the condition using "pre-programmed responses" which enabled the user to program the product to respond appropriately to a particular condition; or

     -- guide the user through "automated corrective actions" which presented the user with one or more alternative responses to the condition and guided the user through the corrective action.

-- Intelligent Agent Technology. Their software incorporated intelligent agent technology to perform analysis and management tasks across multi-platform environments. This technology permitted systems information to be shared across platforms, as well as with a central point of control. This technology also reduced the need for platform-specific expertise and enhanced their customers' ability to effectively manage their systems.

-- Application of "Best Practices" to a Multi-Platform Environment. Their solutions were designed to enable the centralized control of disparate applications and platforms, thereby facilitating the implementation of an organization's "best practices" across multi-platform environments and allowing them to tailor responses to specific requirements. Their solutions operated efficiently in multi-platform environments by using embedded intelligent agents, which recognized and responded to the particular requirements of each specific operating system.

     Their solutions were designed to reduce an organization's overall cost to manage its IT infrastructure through a combination of advanced products and technology with comprehensive service and support. Softworks' SST technology was specifically designed to enable their customers to minimize the amount of intervention by IT personnel and to facilitate system availability 24 hours per day, seven days per week. Their solutions have often reduced hardware expenditures by permitting organizations to defer purchases of CPU and storage upgrades. Organizations using Softoworks' automated products could achieve a higher level of system performance, respond more easily to the rapid introduction of new technologies and require fewer specialized technicians to manage the increasing size and complexity of their computing environments.

     Bo Dietl's One Tough ComputerCOP ("ComputerCOP")
     ------------------------------------------------

     As noted above and in Note 18 to the Consolidated Financial Statements, the Company, in February, 2000, sold this asset. ComputerCOP is Internet monitoring software that enables a parent, guardian or businessman, the ability to easily see what the users of their home or office computer have been viewing on the Internet. Today's Internet environment has caused children, and the public at large, to become exposed to objectionable pictures and text as they navigate through the Internet; sometimes intentionally, but many times, unintentionally. In addition, the popularity of Internet "chat rooms", especially those appealing to children, have proven fertile ground for pedophiles to communicate with those children, and, on occasion, to set up clandestine meetings with these children unbeknownst to their parents or guardians.

     When an individual goes "online" the Internet browser "catches" the images and text files at the web address the user has selected and "saves" them to certain directories on the computer's hard drive so as to display these files and images. This browser activity is not apparent to the user. As the user goes to other sites, the browser continues to "catch" and "save" these files. The image and text files remain on the computer's hard drive until the user removes them, either manually or by instructing the browser to do so. It is important to note that it is often in the user's best interest not to remove these files, since it improves future download speed. Speed is key to the enjoyment of the Internet.

     ComputerCOP capitalizes on both the browser's "catch" and "save" function and the user's desire for quick-loading web pages. The program is completely contained on the CD-ROM and does not need to be installed. Automatically, upon insertion of the CD into the CD-ROM drive, the product will scan the computer's hard drive for files containing words that match the program's library of potentially offensive words and/or phrases and searches for Internet-native images. After scanning, a main viewing window is displayed that subsequently displays the words, phrases and images found. All directions are clearly stated for the user on the display window at all times.

     One of ComputerCOP's most dramatic functions is its ability to display text files that have been erased by the home or office user but not yet written over by the computer. The ability to display these files adds to the program goal, which is to give an accurate reflection of the home or office users activities on the Internet. It is an important function to note as it allows ComputerCOP to "catch" the computer savvy child or employee who wishes to mask his/her Internet activities by deleting or erasing his Internet files found in Internet browser directories such as cache. These files are displayed in the main viewing window with the words, "Deleted File" noted under the display.

     The Interface, and indeed, the program itself, was designed to be very intuitive and simple to use. The idea was to let the program, which is essentially several utility programs merged into one, do all the work behind the scenes and allow the user, who may possess little or no computer skills, to be informed about his or her child's or employees' Internet activities without restricting the child's or employees' use.

     Professional Services

     The Company's professional services unit provides a wide array of information technology, support and services which offer solutions, support, and strategies to solve various business needs in such areas as hardware, network determinations, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management, as well as overseeing new installations and offering on-site component repair. However, as noted above and in Item 7 - Management's Discussion and Analysis of Financial Condition, the operation of this business unit were significantly curtailed in January, 2000.

     SALES AND MARKETING

     d.b.Express is currently being marketed to the telecommunications industry. The Company utilizes a direct sales force and support personnel operating from the Company's headquarters in Bohemia, New York.

     During the third quarter of 1998, the Company began its marketing efforts of the technology acquired in June, 1998, under the product name Bo Dietl's One Tough ComputerCOP. The product is marketed through an in-house sales force as well as an independent marketing firm. Subsequent to year-end, in an effort to expand product exposure, the Company entered into additional distribution agreements. Further, the Company pursued the licensing of this technology to various OEMs. Additionally, as part of the acquisition Mr. Dietl, on behalf of the Company, made promotional appearances on major radio and television broadcasts, on such programs as America's Most Wanted, and CNN.

     The professional services business segment has been primarily marketed through the efforts of an individual, formerly with I.B.M., who possesses the necessary experience along with a small in-house support staff.

     Softworks marketed its products and services through its worldwide distribution channels which included direct sales personnel, agents, and distributors. In the United States they operated 10 sales offices. Internationally, Softworks had sales offices in Australia, Brazil, Canada, France, Spain, Japan, Germany and the United Kingdom. The U.K. office also covered the Scandinavian and Benelux countries. Softworks' International distributors were located in Argentina, Chile, Israel, Korea, Mexico, Peru, Philippines, South Africa, Thailand, Turkey, Uruguay and Venezuela. All offices were responsible for specific geographic territories that may have extended beyond the state, province, or country in which the office was located.

     Softworks adopted a MIPS- (Millions of Instructions per Second ("MIPS")) based pricing model for mainframe products that enabled the company to take advantage of growth in enterprise servers. Pricing for mainframe products was based on the computational capacity of the CPU's on which the software operated. Pricing for non-mainframe and cross-platform varied from enterprise-wide agreements to "per seat" pricing. Softworks also generated revenue through maintenance and support agreements that were reviewed annually on the anniversary of the original purchase date. Other revenue was generated when product licenses were transferred to different/larger CPU's. No customer of Softworks comprised 10% or more of the Company's consolidated revenue.

     SEASONALITY AND BACKLOG

     The Company's quarterly results are subject to fluctuations from a wide variety of factors including, but not limited to, new product introductions, domestic and international economic conditions, customer budgetary considerations, the timing of product upgrades, customers' renewal cycles and fee recognition in connection with exclusive distribution and other agreements. As a result of the foregoing factors, the Company's operating results for any quarter are not necessarily indicative of results for any future period.

     The Company generally produces inventory shortly before anticipated product shipment. Accordingly, the Company has not experienced significant product backlog nor believes that the existence of product backlog is a relevant indicator of future sales performance.

     MANUFACTURING AND DISTRIBUTION

     The Company currently contracts the manufacture of software diskettes, product documentation and packaging for certain products within its d.b.Express product line as well as ComputerCOP to non-affiliated third-party manufacturers. Due to the existence of numerous companies providing manufacture of these items, the Company is not dependent on any one contractor.

     Softworks produced its own tapes and was not dependent on any one contractor for materials.

     RESEARCH AND DEVELOPMENT

     The computer software industry is characterized by rapid technological change, which requires ongoing development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or changes in manufacturers' hardware and software so require.

     The Company believes that its research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of December 31, 1999, the Company's research and development group consisted of 51 employees. Further, when needed, the Company frequently retains the services of independent professional consultants. The Company seeks to recruit highly qualified employees, and its ability to attract and retain such employees will be a principal factor in its success in maintaining a leading technological position. For the three years ended December 31, 1999, 1998 and 1997, research and development expenses were approximately $10,500,000, $11,200,000 and $8,800,000, respectively. The Company believes that significant investments in research and development are required in order to remain competitive.

     COMPETITION

     The Company's products are marketed in a highly competitive environment. Such an environment is characterized by rapid change, frequent product introductions and declining prices. Further, the Company's PC products have been designed specifically for use on the Intel X86 family of computers, utilizing other well known database products. No assurance can be given that the Company's patents and copyrights will effectively protect the Company from any copying or emulation of the Company's products in the future.

     The Company considers certain end-user data access tool and executive information system software companies to be competitors to its d.b.Express product, including Trinzic Corporation, Cognos, Inc., Comshare Corp. and Pilot Software, Inc. The Company believes that d.b.Express can compete effectively against such companies' product offerings based on ease of use, lack of programming, data access speed and price.

     The Company believes ComputerCOP to be in a highly competitive, low margin segment of the PC software market. The first Internet filtering software was introduced in 1995. Since that time a wide variety of software products have become available giving parents, guardians as well as the business world the ability to block and filter various categories of objectionable material. Today, products such as NetNanny, cyberSafe, CYBERsitter, CyberSnoop, GuardiaNet and many others are considered by the Company to be strong competition.

     The Company's professional services unit, operates in a highly price and service sensitive business environment. Potential customers could opt for larger more well established companies such as I.B.M. and Dell or midsize PC resellers/service providers such as Entex, Micros to Mainframes, CompuCom or Infotech for hardware and related services. Additionally, competition comes from the major consulting services organizations such as Computer Science Corp. or Andersen Consulting. There are several small consulting/cabling/integration firms located throughout the United States.

     Softworks' primary competitors were Sterling Software, Inc. and Boole & Babbage, Inc. in the data and storage management market; Boole & Babbage, Inc. and Computer Associates International, Inc. in the performance management market; and Compuware, Inc. and Viasoft Inc. in the Year 2000 market. The Company believed that its products competed effectively on the basis of quality, functionality, technical support and service, and embedded intelligence and proactive automation. Significant factors such as the emergence of new products, fundamental changes in computing technology and data storage and manipulation platforms and applications and aggressive pricing and marketing strategies by Softworks' competitors may have affected their competitive position.

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

     EMPLOYEES

     The Company had 91 employees, all in the United States, at March 3, 2000, including 25 in marketing, sales and support services, 51 in technical support, (including research and development) and 15 in corporate finance and administration all in the United States. The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense, and the Company has experienced turnover in its management group. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

     PATENTS AND TRADEMARKS

     The Company has three federally registered trademarks: "CCC"TM, "d.b.Express"TM and "dbACCEL"TM. In addition, the Company received a patent for the proprietary aspects of its d.b.Express technology in 1994, and a second, expanded patent on that technology in 1995, which broadened the claims regarding the product's graphical interface and indexing. Softworks had copyrights for their entire product line.

Item 2.   PROPERTIES
--------------------

     The Company leases various facilities for its Corporate headquarters and operations. The Company's primary facility is:



Description     Location        Square Footage      Lease term        Annual Rental Cost
-----------     --------        --------------      -----------       ------------------
Corporate      Bohemia, NY          10,000        7/1/94 - 6/30/02        $192,600



Item 3.   LEGAL PROCEEDINGS
---------------------------

     In March, 1995, an action was originally commenced against the Company and a number of defendants (Barbara Merkens v. Aval Guarantee Ltd., Walter Mennel,
J. Forror, A. Faehndreich-Braun, T&M Consulting AG, M. Schmidt, E.G. Baltruschat and Computer Concepts Corp.; United States District Court, Eastern District of New York). In early 1997, after a change in counsel, the plaintiff amended the complaint for a second time, now naming as defendants only the Company and three of its officers. The second amended complaint alleges that certain third parties, unrelated to the Company, transferred certificates representing 1,000,000 shares of the Company's common stock to the plaintiff. The complaint further alleges that such shares were endorsed in blank by the third parties and became bearer securities which were negotiated to the plaintiff by physical delivery. The certificates had not been legally acquired from the Company and the certificates had been reported to the Securities and Exchange Commission by the Company as stolen certificates. Plaintiff has requested validation of the transfer of the certificates and is seeking damages of an unspecified amount, consisting of alleged diminution in market value of the subject shares from 1994 through the date of any judgment in the plaintiff's favor. The Company denied plaintiff's allegations and filed a motion for summary judgment. On or about November 8, 1999, the motion for summary judgment was granted in favor of the Company and its officers. However, the plaintiff filed an appeal, which is being contested by the Company. The Company is unable to predict the ultimate outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements for any potential losses or potential issuances of common stock.

     During 1999, the Company and certain officers received notification that they had been named as defendants in a class action (case # CV 99 1046, Kassouf, et al v. Computer Concepts Corp., Daniel DelGiorno, Sr. and Daniel DelGiorno Jr., U.S. District Court, Eastern District of New York) alleging violations of certain securities laws with respect to the content of certain Company announcements. The Company and its counsel are vigorously defending this matter. However, the Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements for any potential losses or potential issuance of common stock.

     In August of 1999, the Company and its directors were served with a complaint filed in the Chancery Court of Delaware, New Castle County (Nadef v. Daniel DelGiorno, et al and Computer Concepts Corp. as Nominal Defendant; C.A. No. 17676-NC) as a derivative action alleging awards of excess compensation and requesting a judgment in favor of the Company for such excess compensation. The Company and defendants have denied the allegations and are vigorously defending the matter, however, the Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements in regard to this matter.

     In November, 1999, a company subsidiary was added as a party in an amended complaint (Outdoor Systems, Inc., et al v. A. Esman and MallNet Media Corp.; Superior Court, Arizona, Maricopa County; No. CV 99- 12185). The complaint alleges that Esman (a consultant to the Company) violated a personal non-compete agreement in performing services for MallNet (one of the Company's subsidiaries), and Outdoor Systems contends that they have been compelled to offer terms more generous to their customers than they otherwise would have offered. Plaintiffs did not disclose the amount of their alleged damages and requested injunctive relief. The Company's subsidiary has denied the allegation and is vigorously defending the matter, however, the Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements in regard to this matter.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     At the Company's annual shareholders' meeting, held on December 20, 1999, the shareholders of the Company elected the individuals identified below as the Company's Board of Directors. Their terms expire at the next annual shareholders meeting.

     Daniel DelGiorno, Sr., Daniel DelGiorno, Jr., Russell Pellicano, Jack S. Beige, Esq., Augustin Medina.

     The tabulation of the results of the shareholders' vote was:

                                         For           Against/Withheld/Abstain
                                         ---           ------------------------
Daniel DelGiorno, Sr.                15,574,634                 657,579
Daniel DelGiorno, Jr.                15,574,634                 659,391
Russell Pellicano                    15,574,634                 655,281
Jack S. Beige, Esq.                  15,574,634                 655,501
Augustin Medina                      15,574,634                 655,381


     A proposal for the appointment by the Board of Directors of Hays & Co. as the Company's independent certified public accountants for calendar year 1999 was approved by a vote of: 16,788,347 - For; 238,796 - Against; with 68,371 - Abstained.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK
----------------------------------------------

     The Company's Common Stock has been traded on NASDAQ since September 23, 1992. The following table sets forth the high and low sales prices for the Company's common stock by fiscal quarters for the last two years, as restated for the reverse-stock split noted below.

     On March 18, 1998, the Board of Directors declared a reverse split at a ratio of 1 for 10 shares with a record date of March 27,1998, and an effective date of March 30,1998. Par value and authorized shares remain unchanged at $0.0001 and 150,000,000 shares respectively. All references to numbers of shares and per share data have been restated for all years presented except where noted so as to reflect the reverse-stock split.


                                         High Bid           Low Bid
                                         ---------          -------
1998:

    First Quarter                         5 5/8              3 7/16
    Second Quarter                        7                  3 9/16
    Third Quarter                         6 1/4              1 15/32
    Fourth Quarter                        3 1/2              1 3/4

1999:

    First Quarter                         2 3/8              1 13/32
    Second Quarter                        1 15/16            1 1/4
    Third Quarter                         2                  1 3/32
    Fourth Quarter                        2 1/4              1

2000:

    (Through March 8, 2000)               2 11/16            1 21/32



     As of March 8, 2000, the total number of shareholders of the Company's common stock was approximately 16,084, with 1,688 holders of record, exclusive of shareholders whose shares are held in the name of their brokers or stock depositories, which are estimated to be approximately 14,396 additional shareholders.

     In  1999,   the  Company   declared  a  special   dividend  of  $6  million
(approximately $0.29 per share), which was paid on November 15, 1999, to shareholders of record as of September 30, 1999.

     In February, 2000, the Company declared a dividend of $0.10 per share (aggregating approximately $2 million) to its shareholders of record on March 15, 2000, and payable on May 1, 2000.

Item 6.   SELECTED FINANCIAL DATA
---------------------------------

     The following selected consolidated financial data for the five fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995 are derived from the Company's audited financial statements. To better understand the following financial information, investors should also read the "Management's Discussion and Analysis of Operations." This data should also be read in conjunction with the consolidated financial statements of the Company, related notes, and other financial information included elsewhere in this form 10-K. All numbers are in thousands, except per share amounts.

     In August, 1998, Softworks completed a public offering, after which the Company's ownership interest was reduced to approximately 72%. In April, 1999, the Company's ownership of Softworks was reduced below 50%, and accordingly, commencing April 1, 1999, Softworks' results are accounted for using the equity method of accounting and are no longer consolidated. See Note 3 to the
Consolidated Financial Statements which provides pro forma consolidated financial information as if Softworks were accounted for using the equity method for the three years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Operations Data:
                                                                        Year Ended December 31,
                                                                        -----------------------
                                                        1999         1998         1997         1996         1995
                                                        ----         ----         ----         ----         ----
Revenue                                               $24,640      $61,988       $29,738      $19,030      $16,302

Costs of revenue                                       13,044       21,018         3,663        2,043        7,074
                                                     --------     --------      --------     --------     --------
Gross Margin                                           11,596       40,970        26,075       16,987        9,228
                                                     --------     --------      --------     --------     --------
Research and development                               10,525       11,193         8,785        5,347        1,270
Sales and marketing                                    17,417       28,496        17,033       13,038        9,166
General and administration                             11,472       12,718         9,111        8,185        8,191
Amortization and depreciation                           4,738        4,207         2,386        3,550        4,104
Unusual charges                                           -            -             686        2,590        1,102
Reduction in carrying values of long-lived assets         -            -             -            412        3,760
                                                     --------     --------      --------     --------     --------

   Total costs and expenses                            44,152       56,614        38,001       33,122       27,593
                                                     --------     --------      --------     --------     --------
Operating loss                                        (32,556)     (15,644)      (11,926)     (16,135)     (18,365)


Gain on partial disposition of Softworks               17,107       28,785           -            -            -
Equity in earnings of Softworks                           512          -             -            -            -
Gain on sale of net assets of subsidiary                  -            -             813          -            -
Other income (expense), net                               316         (485)           16           (8)         -
Interest charge pertaining to discount on
  convertible debentures                                  -            -          (1,288)       (2,810)        -
Minority interest in earnings of Softworks                (46)      (1,361)          -             -           -
                                                     --------     --------      --------      --------    --------
Income (loss) before provision for income taxes       (14,667)      11,295       (12,385)      (18,953)    (18,365)

Benefit/(provision) for income taxes                    9,095       (1,748)          -             -           -
                                                     --------     --------      --------      --------    --------
Net income (loss)                                     $(5,572)      $9,547      $(12,385)     $(18,953)   $(18,365)
                                                     ========     ========      ========      ========    ========

Basic net income (loss)  per share                     $(0.27)       $0.58        $(1.11)       $(2.66)     $(3.73)
                                                     ========     ========      ========      ========    ========
Diluted net income (loss) per share                    $(0.27)       $0.56        $(1.11)       $(2.66)     $(3.73)
                                                     ========     ========      ========      ========    ========
Basic weighted average common shares outstanding       20,455       16,523        11,163         7,130       4,921
                                                     ========     ========      ========      ========    ========
Diluted weighted average common shares outstanding     20,455       17,031        11,163         7,130       4,921
                                                     ========     ========      ========      ========    ========


                                                                               December 31,
                                                        1999         1998         1997         1996         1995
                                                        ----         ----         ----         ----         ----
Consolidated Balance Sheet Data:

Cash and cash equivalents                              $1,852      $ 8,176       $   778      $  5,675      $  579
Working capital (deficit)                              22,846       27,569         1,412         2,809      (2,998)
Total assets                                           30,024       91,902        39,298        27,671      16,081
Long term debt, less current portion                      -          1,403         1,395           526         800
Minority Interest                                         -          8,503           -             -           -
Shareholders' equity                                   24,486       34,016         9,667         9,524       2,009

                                       14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------

     Forward-Looking Statements

     All statements  other than  statements of historical  fact included in this
Form 10-K including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, the risk of errors or failures in the Company's software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

     Overview

     The Company designs, develops, markets and supports information delivery software products, including end- user data access tools for use in personal computer and client/server environments. Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. The Company makes use of its proprietary data access technology, d.b.Express TM in its d.b.Express TM Internet Information Server, more commonly referred to as a "Server Farm." This service presently is being marketed solely to the telecommunications industry. The Server Farm permits end users the ability to access and analyze information through the Internet. Data can be visually presented using the Company's patented data visualization technology.

     In 1997, the Company created a business unit, "professional services", which primarily resold computer hardware and for a fee, will assist in the design, construction and installation of technology systems. In January, 2000, the Company significantly curtailed the operations of this business unit.

     In June, 1998, the Company completed an acquisition of software (and related sales and marketing rights) which is primarily designed to provide non computer literate owners (e.g., parents, guardians, schools, etc.) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the Internet (e.g. children). In February 2000, the Company sold a newly created wholly owned subsidiary with assets consisting primarily of $20.5 million cash, the above referenced technology and remaining marketing rights, inventory and related receivables for 1,775,000 shares of NetWolves Corporation (OTCBB: "WOLV"). The transaction was valued at approximately $35.5 million.

     Pursuant to a tender offer dated December 21, 1999, the Company sold its remaining 35% interest in Softworks (a total of 6,145,767 shares) to EMC Corporation ("EMC") for $10.00 per share cash. The transaction, which was completed on January 27, 2000, provided aggregate cash proceeds of $61,458,000 (less $10,000,000 placed in escrow) and resulted in a pre-tax gain, net of expenses, of $47,607,000, recorded in the first quarter of 2000.

     Further, the Company is in the process of developing a unique media station display, which will combine Internet strategy and e-commerce with multi-media forms of delivery, presentation and interaction with end-users. This Internet based communications/advertising network is being designed to create a means by which businesses can promote specific brand/product/service awareness. The Company intends to market this technology in association with owners and/or managers of high traffic venue areas (i.e., malls, airports, etc.) to local, regional and national businesses. This business concept will require additional capital in order to complete its development and to support its marketing plan. In order to achieve its goal, the Company intends to partner or co-venture with various potential investors and strategic partners.

Financial Condition and Liquidity

     The Company has incurred substantial operating losses and used substantial amounts of cash in operating activities. Prior to 1998, these losses were primarily financed through private placements of common stock and convertible debentures. During 1998, and 1999 cash requirements of the parent company were primarily financed through a series of separate transactions which included an initial public offering of Softworks in August 1998, a private placement of Softworks common stock owned by the Company in December 1998, various exchanges of Softworks common stock owned by the Company to consultants and employees and a second public offering of Softworks in June, 1999.

     Pursuant to the tender offer in December, 1999, the Company liquidated its remaining position in Softworks, through an offer to purchase for cash all outstanding shares of the common stock of Softworks, Inc. made by a wholly owned subsidiary of EMC Corporation. This transaction, which closed in January, 2000, resulted in the Company receiving approximately $51 million in January, 2000, and an additional $10 million, which was placed in escrow. In connection with the tender offer, the Company entered into an escrow agreement whereby $10 million of the sales proceeds were placed into an escrow account to secure potential liabilities of the Company arising from an indemnification agreement between the Company and EMC. Pursuant to the es0crow agreement, the escrow funds, net of any claims, will be released to the Company on January 25, 2001. See Note 18 to the Consolidated Financial Statements.

     In January, 2000, the Company elected to significantly curtail operations of its business unit, marketed as professional services, which primarily resold computer hardware and assisted in the design, and installation of technology systems. For the year ended December 31, 1999, this business unit had one major contract involving two major customers, with combined revenue of $12,297,000 (49.9% of total revenue). However, this business unit generates low margins, and operated in a highly competitive and very volatile business arena. Accordingly, management elected to significantly curtail the operations of this unit as it does not coincide with its short and long-range business plans. The Company currently does not have any other sales contracts.

     In February 2000, the Company sold a newly created wholly owned subsidiary with assets consisting primarily of $20.5 million cash, certain software marketed under the trade name Bo Dietl's One Tough ComputerCOP ("ComputerCOP") and the remaining related sales and marketing rights thereto, inventory and related receivables for 1,775,000 shares of NetWolves Corporation ("NetWolves") (OTCBB: "WOLV"). The transaction was valued at approximately $35.5 million dollars. See Note 18 to the Consolidated Financial Statements. Additionally, the Company purchased 225,000 shares from certain NetWolves shareholders for $4.5 million.

     During 1999, the Company purchased $1,499,000 of additional property and equipment, of which Softworks purchased approximately $452,000 during the first quarter of 1999. Approximately $700,000 was for equipment purchased to enhance, expand and improve the Server Farm. Approximately $200,000 of equipment and $230,000 of software technology was purchased for the multi-media Internet product presently in development. The balance of approximately $127,000 was for general equipment. During 1999, the Company advanced $821,000 to various officers, which, subsequent to year-end was repaid.

     During 1998, the parent Company entered into an Accounts Receivable Purchase Agreement, whereby the Company from time to time could, on a full recourse basis, assign some of their accounts receivable generated from the reselling of hardware. Upon specific invoice approval, an advance of 85% of the underlying receivable would be provided to the Company. The remaining balance (15%), less an administrative fee of approximately 1/2% plus interest at the rate of 1-1/2% per month, would be paid to the Company once the customer has paid. The entire balance due was repaid in the first quarter of 1999, and the agreement expired in November, 1999.

     Management's current plan is focused on becoming a preeminent provider of innovative software products and services which:

     --   exploit the Company's patented technologies;

     --   capitalize on the Internet marketplace.

To achieve its goals, the Company continues to:

     --   market the  d.b.Express  Internet  Information  Server  Services  (the
          "Server Farm")  to  the   telecommunications   sector;

     -- explore and develop applications/uses of the d.b.Express technology for additional vertical markets;

     -- develop or acquire new products and services that adhere to the Company's goals and objectives.

     The Company believes that the recent business transactions are indicative of its plan to improve performance as well as its on-going effort to increase shareholder value. Further, the Company is currently reviewing both its short and long-term business strategies.

     While management believes that its plan will ultimately enable them to achieve positive cash flows from operations, until such time, additional cash may be necessary to implement such plan. Although there can be no assurances, management has several alternative sources to fund the development of its plan, including additional debt and equity financing (if necessary), or sell/divest part of its recent investment in NetWolves. (See Note 18 to the Consolidated Financial Statements).

     Results of Operations

     Fiscal 1999 Compared to Fiscal 1998

     Commencing April 1, 1999, Softworks' results are accounted for using the equity method of accounting and are no longer consolidated. Under the equity method of accounting, the Company's share of Softworks' earnings or losses is included in the Company's consolidated operating results in a single line item. Pro forma consolidated operating results as if Softworks were accounted for using the equity method for the years ended December 31, 1999, and 1998, is as follows:

                    Computer Concepts Corp. and Subsidiaries
           Pro Forma Condensed Consolidated Statements of Operations
                        For the year ended December 31,
                                 (in thousands)


                                                1999            1998
                                                ----            ----
Revenue
     Software licenses, net                    $   700        $    70
     Maintenance                                    42             42
     Professional services                      13,640         18,127
                                               -------        -------
                                                14,382         18,239
Cost of Revenue
     Software licenses                             242            133
     Maintenance                                   -              -
     Professional services                      12,038         16,634
                                               -------        -------
        Gross margin                             2,102          1,472
                                               -------        -------
Research and development costs                   8,025          3,395
Sales and marketing costs                       12,476          9,014
General and administrative costs                10,281          8,283
Amortization and depreciation                    4,028          2,037
                                               -------        -------
                                                34,810         22,729
                                               -------        -------
     Operating loss                            (32,708)       (21,257)

Gain on partial disposition of Softworks        17,107         28,785
Other                                              874          2,376
                                               -------        -------
(Loss) Income Before Benefit for Income taxes  (14,727)         9,904
Benefit (Provision) for Income Taxes             9,155           (357)
                                               -------        -------
Net income (loss)                              $(5,572)        $9,547
                                               =======        =======

     The following discussion about the 1999 results of operations is based on the operating results as presented in the above table.

     For the year ended December 31, 1999, total revenue decreased by $3,857,000, when compared to the year ended December 31, 1998, primarily as a result of a decrease in professional services revenue of $4,487,000. As noted above, the Company has no open hardware contracts, and, in January 2000, elected to significantly curtail the operations of this business unit. Also included in professional services is revenue generated from the Server Farm. At present, this technology has been developed to provide services solely to the telecommunications industry. For the years ended December 31, 1999, and 1998, revenue was $1,436,000 and $663,000, respectively. The Company is currently negotiating/finalizing several new contracts, which if consummated, should increase revenue. Substantially all of the revenue in the software license category relates to ComputerCOP. The Company began shipping the initial version of ComputerCOP during the last quarter of 1998 to various distributors, retailers, and individuals. Since shipments are made with right of return, the Company delays the recognition of revenue until the requirements of Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists" have been met. As noted above, during the first quarter of 2000, the Company sold the ComputerCOP technology. As a result of the actions noted above, the Company's primary source of revenue is currently generated from the Server Farm.

     The Server Farm generates much higher gross margin than does the reselling business unit. The Server Farm cost of revenue consists primarily of the direct labor associated with processing call detail records. The cost of revenue related to the resale of computer hardware consists primarily of amounts paid to the Company's suppliers for goods and services. The cost of revenue related to the Server Farm, for the year ended December 31, 1999, was $317,000, or 22.1%. Cost of revenue related to the Server Farm for the year ended December 31, 1998, was $259,000, or 39.1% of revenue. The Company believes that the cost of revenue associated with the Server Farm revenue is not directly proportional. As such, as revenue increases, costs, as a percentage of revenue, should decrease. The cost of revenue, related to the resale of computer hardware and related services of $11,721,000 was 96.0%, an increase, when compared to 88.7% for this business unit for the year ended December 31, 1998. The depreciation of the Server Farm's hardware is included in "Amortization and depreciation." Cost of revenue with respect to ComputerCOP is currently running at approximately 35%. The amortization costs of the purchased software technology related to ComputerCOP are included in "Amortization and depreciation."

     Research and development expenses include salaries and related costs for software developers, quality assurance and documentation personnel involved in the Company's research and development efforts. Costs for the year ended December 31, 1999, increased approximately $4,630,000 to $8,025,000 when compared to the year ended December 31, 1998. Approximately $3,826,000 of additional expense was incurred in connection with the development of the multi-media technology during the year ended December 31, 1999. A portion of the variance, approximately $700,000, is attributable to costs associated with the initial concept and designs, early stage development and implementation of the Internet multi-media technology. Additional increases were incurred in expenditures relating to further development of Server Farm technology.

     Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. Expenses increased $3,462,000 to $12,476,000 for the year ended December 31, 1999, when compared to $9,014,000 for the year ended December 31, 1998. A major portion of the variance pertains to costs associated with ComputerCOP. The Company expensed non-cash charges of approximately $2,909,000 related to the appearances and product endorsements made on behalf of ComputerCOP during the year ended December 31, 1999, resulting in an increase of approximately $1,375,000, when compared to the year ended December 31, 1998. The ComputerCOP acquisition occurred in mid 1998. Additionally, the Company expended approximately $655,000 in its efforts to market ComputerCOP (nominal expense for the year ended December 31, 1998, as the Company commenced marketing the product late in the fourth quarter of that year). Further, salaries and commissions related to ComputerCOP increased approximately $275,000. The Company has also incurred an additional $320,000 of sales and commission expenses related to the resale of computer hardware and related services in its professional services division when compared to the same period in 1998. Also, the Company incurred expenses of approximately $791,000 in its effort to market the multi-media display still under development. The balance of the sales and marketing costs, approximately $7,182,000, relate to the Company's Server Farm (in the telecommunications industry as well as exploring new vertical market applications) and marketing research for products and services currently under development. While sales and marketing expenses have risen, the Company believes that its expenditures are necessary in order to maintain and improve market position and product recognition. It should be noted that ComputerCOP and the non-Server Farm portion of professional services have been either sold or significantly reduced during the first quarter of fiscal 2000. Accordingly, the Company believes expenses should be lower in future periods.

     General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead. Expenses increased $1,998,000 to $10,281,000 for the year ended December 31, 1999, when compared to the year ended December 31, 1998. Major factors contributing to this increase include, among other things, increased compensation and additional staffing, legal expenses incurred in defending the Company from litigation and the retention of financial consultants.

     Amortization and depreciation expenses increased $1,991,000 when comparing the years ended December 31, 1999 and December 31, 1998. The increase is primarily attributable to the purchased software and goodwill acquired in the ComputerCOP transaction.

     Gain on partial disposition of Softworks of $17,107,000 represents the gain associated with a public offering of Softworks as well as the sale and exchange of additional Softworks common stock as further described in Note 3 to the Consolidated Financial Statements.

     The $9,155,000 benefit from income taxes represents the reduction of the valuation allowance on the Company's deferred tax assets. As a result of the Company's sale of its remaining interest in Softworks and the sale of ComputerCOP, the Company will recognize a taxable gain in the first quarter of 2000. Accordingly, a portion of the Company's net operating loss carry-forwards and other deferred tax assets have become utilizable.

Fiscal 1998 Compared to Fiscal 1997

     During 1998, the Company more than doubled its total revenue, increasing $32,250,000 to $61,988,000 from 1997's level of $29,738,000. Record volume was achieved in software license revenue, increasing $13,905,000 or 77.7 % to $31,795,000 in 1998, from $17,890,000 in 1997. The increase was primarily due to the increased sales of Softworks products resulting from continued expansion of its worldwide sales force, the conversion from CPU-based pricing to MIPS-based pricing and the introduction of Resource Availability into the DataStor Arena. During 1998, MIPS-based licenses accounted for 74% of new Softworks sales. Sales in the DataStor Arena accounted for 59% of total software license revenue in 1998 and 1997. Software license revenue from the Performance Arena accounted for 32% of total software license revenue in 1998 and 1997. License revenue from the Year 2000 Arena accounted for 5.3% of total software license revenue in 1998 and 3.5% in 1997. International revenue increased 85.9% to $8,798,000 in 1998 from $4,732,000 in 1997. This increase is attributable to the continuing international expansion of Softworks. Effective June 30, 1998, the Company completed the acquisition of certain software, known as ComputerCOP, and related sales and marketing rights. In conjunction with the sales and marketing efforts also obtained in the acquisition, the Company released the initial version of this technology during November 1998. According to the Statement of Financial Accounting Standards No 48, "Revenue Recognition When Right of Return Exists", ("SFAS 48"), recognition of revenue for products of this nature require, among other factors, the elimination of rights of return. Accordingly, the recognition of revenue has been delayed until all the requirements of SFAS 48 are met.

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

     Cost of software license revenue includes royalties paid to Softworks employee developers and to a third party under a licensing agreement, amortization of capitalized software development costs and costs of shipping and fulfillment. Cost of software license revenue for the year ended December 31, 1998, of $1,978,000 represents an increase of $812,000 over the prior year amount of $1,166,000. Stated as a percentage of software license revenue, the $1,978,000 is 6.2%, a slight decrease from the prior year of 6.5%. Cost of maintenance revenue, stated as a percentage of revenue, increased 4.3 percentage points during 1998, from 9.0% in 1997 to 13.3% in 1998. The cost of professional services, as a percentage of revenue, increased slightly from 85.5% in 1997 to 89.6% in 1998. When comparing the Company's total cost of revenue ($21,018,000 in 1998 to the prior year amount of $3,663,000), as a percentage of total revenue, there is a significant increase - 33.9% as compared to 12.3% for the prior year. This is due primarily from the higher cost of revenue associated with the professional services segment.

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

     Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. As a percentage of revenue, sales and marketing expenses decreased to 46.0% in 1998 from 57.3% in 1997. The actual costs increased $11,463,000 to $28,496,000 in 1998, from $17,033,000 for the prior year. Approximately $7,229,000 of this increase related to Softworks. This increase was attributable primarily to increased commission expenses resulting from increased sales, and increased personnel costs resulting from growth in the Softworks sales organization. In addition, the opening of the international sales offices of Germany, Australia and Spain and one domestic sales office contributed to an increase in certain fixed costs over 1997. Approximately $2,892,000 of the total sales and marketing increase related to the marketing of d.b.Express and approximately $1,760,000 related to the marketing of ComputerCOP (which commenced at the end of the third quarter in 1998), offset by the elimination of $418,000 of 1997 MapLinx expenses.

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

     Year 2000 Issues

     Assessment. The Year 2000 Problem has thus far not affected computers, software, and other equipment used, operated, or maintained by the Company.

     Software Sold to Consumers. The Company believes that it has substantially identified and resolved all potential Year 2000 Problems with any of the software products it develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company's software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

     Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business.

     Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices were not affected by the Year 2000 Problem.

     Suppliers. The Company has not incurred issues involving the Year 2000 Problem.

ITEM 7a.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------
Not applicable.


Item 8.         FINANCIAL STATEMENTS
------------------------------------

     The financial statements and exhibits to Form 10 - K are included beginning on page F-1 and are indexed under Items 14(a), 14 (b) and 14(c), respectively.


Item 9.         CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                AND FINANCIAL DISCLOSURE
---------------------------------------------------------------
None.

Part III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
---------------------------------------------------------------

Directors and Executive Officers

     As of March 7, 2000, the names, ages and positions of the directors and executive officers of the Company are as follows:

        Name                  Age                    Position
        ----                  ---                    --------

Daniel DelGiorno, Sr.         67         Chairman, Ass't. Sec. and Director
Daniel DelGiorno, Jr.         44         President, CEO, Treasurer, Director
Russell Pellicano             59         Secretary, Director
Jack S. Beige                 55         Director
Augustin Medina               59         Director
Edward Warman                 57         Exec. V. P. of Products and Services
George Aronson                51         Chief Financial Officer
Anthony Coppola               45         Executive Vice President

     Daniel DelGiorno, Sr. has been Chairman, Chief Executive Officer (to October, 1997), Assistant Secretary and a director of the Company since April, 1989, and is the father of Daniel DelGiorno, Jr., the Company's President and also a director. During the period 1987 to April, 1989, Mr. DelGiorno, Sr. together with Mr. Pellicano (a director of the Company) was engaged in the research and development of d.b.Express. Prior thereto, during the period 1985 to May, 1987, Mr. DelGiorno, Sr. was the Chief Executive Officer of Myotech, Inc. ("Myotech"), a privately held corporation which produced computerized muscle testing equipment for chiropractors and physical therapists. Myotech was sold to Hemodynamics, Inc. in May, 1987, and later became a public corporation. Mr. DelGiorno, Sr. was a practicing chiropractor for many years and had founded a chiropractic clinic employing 4 chiropractors and 6 technicians in addition to administrative personnel. He also successfully collaborated with Mr. Pellicano in connection with the design and development of medical equipment for comparative muscle testing. A patent has been granted to Mr. Pellicano and Mr. DelGiorno, Sr. in connection therewith. In addition, Mr. DelGiorno, Sr. is the holder of a patent for a digital myograph for the testing of muscles by computer. Mr. DelGiorno, Sr. is also an officer, director and shareholder of Tech Marketing Group Corp. which is a holding company and a shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions".

     Daniel DelGiorno, Jr., the Company's President, CEO, Treasurer and a director, is the son of Daniel DelGiorno, Sr. and has been with the Company since April, 1989. Prior to joining the Company and during the period 1987 to 1989, Mr. DelGiorno, Jr. was involved in providing the management and financial support for and collaborated with Mr. DelGiorno, Sr. and Russell Pellicano in connection with the development of d.b.Express. During the period 1984 to May, 1987, he was the President of Myotech, a privately held Company producing muscle testing equipment. He is also the President, a director and principal shareholder with Daniel DelGiorno, Sr. of Tech Marketing Group Corp., a privately held corporation which is a shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions".

     Russell Pellicano is a director and Secretary of the Company since April, 1989 and served as Vice President, Secretary and Director from April, 1989, through February, 1994. Mr. Pellicano was the original founder and principal of RAMP Associates Inc. ("RAMP"), which was acquired by the Company in October, 1990, through which he has engaged in consulting to major corporations and others for the design of software and hardware for computers. A major customer of RAMP since its inception has been Grumman Corporation. Mr. Pellicano, through RAMP, has been consulting for Grumman and other corporations. He is the chief architect and designer of d.b.Express and has been involved in designing and developing computer software and hardware for the past 30 years. Among many noteworthy projects for which he was responsible at Grumman was the design and installation of the Orbiting Astronomical Observatory Space Craft Ground Station, and he was a member of the launch team at Cape Kennedy in conjunction therewith. He was also Senior Systems Analyst for Grumman in connection with the test instrumentation for the forward sweep wing (X29) experimental aircraft on-board computer system, and the F- 14D and the A-6E production aircraft. Mr. Pellicano is a graduate of C. W. Post College in 1973 with a degree in Electrical Engineering.

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

     Edward Warman joined the Company in September, 1993, as Vice President of Products and Services. From 1989 to 1993, he served as Vice President, Product Development for Comdisco Disaster Recovery Services, Inc. where he was responsible for the design and implementation of a new product line of disaster recovery software. From 1984 to 1989, Mr. Warman was Vice President of Research and Development at Intersolv, Inc., with responsibility for a software development staff exceeding 100 people. Prior to 1984, he served in various software development management positions at organizations including Cincom Systems, Inc., Computer Resources, and Monsanto. Mr. Warman possesses degrees in systems analysis, economics and chemical engineering.

     George Aronson, CPA, has been the Chief Financial Officer of the Company since August, 1995. From March, 1989 to August, 1995, he was the Chief Financial Officer of Hayim & Co., an importer/distribution organization. Mr. Aronson graduated from Long Island University with a major in accounting in 1972 receiving a Bachelor of Science degree and is a Certified Public Accountant.

     Anthony   Coppola,   has  been   Executive  Vice  President  in  charge  of
development,   marketing   and  sales  of  the   Company's   d.b.Express   based
telecommunications call detailing business since January, 1999, having previously worked with the Company in various capacities related to sales and marketing management beginning in 1994. His reponsibilities include the management and direction of the design and programming for the telecommunications applications, as well as direct involvement with the sales and marketing of the Company's applications and services to IBM and the Company's other primary customers. Prior to joining the Company, Mr. Coppola was President of American Multimedia Corp., a firm active in consulting and the development and marketing of industry specific training software.

Item 11.   EXECUTIVE COMPENSATION
---------------------------------

     The following table sets forth the annual and long-term compensation with respect to the Chairman and Chief Executive Officer and each of the other executive officers of the Company who earned more than $100,000 for services rendered for the years ended December 31, 1999, 1998, and 1997. Directors are not contractually compensated for their services, however, the Directors received a formula grant of 100,000 restricted stock options for 1999.

                                                       Summary Compensation Table
                                 Annual Compensation                          Long-Term Compensation
                             -----------------------------      --------------------------------------------------
                                                                                             Securities       All
                                                                Other         Restricted      Underlying     Other
Name and                     Fiscal                             Annual          Stock          Options/     Compen-
Principal Position            Year     Salary      Bonus      Compensation      Awards          SARS         sation
                                                 (9)(6)(4)                                     (2)(8)(5)
-------------------------------------------------------------------------------------------------------------------
Dan DelGiorno,Sr.,(1)        1999     $270,000   $1,130,000    $     -             -           200,000         -
Director                     1998      260,000    1,030,000          -             -           190,000         -
                             1997      260,000      327,000          -             -               -           -

Dan DelGiorno, Jr.(1)        1999         -       1,354,000          -             -           200,000         -
President, C.E.O.            1998         -       1,291,000          -             -           350,000         -
Director                     1997         -         753,000          -             -               -           -

Russell Pellicano (7)        1999         -         317,000          -             -           100,000         -
Secretary                    1998         -          76,000          -             -            25,000         -
Director                     1997         -         199,000          -             -               -           -

Ed Warman (3)                1999     169,000          -             -             -               -           -
Vice President of Products   1998     151,000          -             -             -            25,000         -
& Services                   1997     148,000          -             -             -               -           -

George Aronson               1999     170,000       532,000          -             -           150,000         -
Chief Financial Officer      1998     157,000       456,000          -             -           150,000         -
                             1997     157,000       233,000          -             -               -           -

Anthony Coppola              1999     136,000       418,000          -             -            60,000
Executive Vice President     1998     125,000        98,000          -             -           105,750
                             1997     104,000        12,000          -             -               -

All Officers as a Group      1999     745,000     3,751,000          -             -           710,000         -
                             1998     693,000     2,951,000          -             -           845,750         -
                             1997     669,000     1,524,000          -             -               -           -

Footnotes
(1) In June, 1997, D. DelGiorno, Sr. and D. DelGiorno Jr. each had 60,000 stock options (originally granted in 1995) repriced from $15.00 to $.10 (since exercised). In October, 1998, D. DelGiorno Sr. and D. DelGiorno, Jr. each had 68,100 stock options (originally granted in 1995) repriced from $5.00 to $2.00 (see Note 5).
(2) Options were granted in April,1998, at prices ranging from $4.00 to $6.00 per share, expiring December 31, 2000. In October, 1998 these options were repriced to $2.00 and extended to December 31, 2002.
(3) All of Mr Warman's options were repriced to $2.00 in 1998, when the market price was $1.75 per share.
(4) Bonus amounts reflected above for 1997, were in the form of stock options and the Company's common stock, which were subject to forfeiture and /or restrictions.
(5) Certain options were repriced in 1997and all employee options were repriced to $2.00 per share in 1998. (Except for any options which have an exercise price below $2.00).
(6) Bonus' granted in 1998 for Messrs. DelGiorno, Sr., DelGiorno, Jr., Aronson and Coppola were in the form of restricted shares of Softworks common stock.


(7)  In October,  1998, Mr. Pellicano had 10,000 options  (originally granted in
     1995) repriced from $15.00 to $2.00.
(8) During 1999, the Company granted options to Messrs. DelGiorno,Sr., DelGiorno,Jr., Pellicano, Aronson and Coppola, in the amounts of 200,000, 200,000, 100,000, 150,000 and 50,000, respectively. These options are fully vested, exercisable at $1.25 per share and expire November 30, 2001. Additionally, during 1999, Mr. Coppola was granted 10,000 options exercisable at $1.34 and expire December 31, 2002.
(9) The Company granted cash bonuses in 1999, to Messrs. DelGiorno,Sr., Pellicano, Aronson and Coppola in the amounts of $750,000, $272,000, $150,000 and $218,000, respectively. Mr. Pellicano and Mr. Coppola received $45,000 and $218,000, respectively, in the form of the Company's Common Stock. The balance of 1999 bonuses are in the form of restricted shares of Softworks Common Stock.

Option/SAR Grants in Last Fiscal Year

     In 1999, Messrs. DelGiorno, Sr., DelGiorno, Jr., Aronson, Pellicano and Coppola were granted vested stock options expiring November 30, 2001, which are exercisable at $1.25 per share as follows: 200,000, 200,000, 150,000, 100,000 and 50,000, respectively.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Value

     The following table set forth certain information with respect to stock option exercises by the named Executive Officers during the fiscal year ended December 31, 1999, and the value of unexercised options held by them at fiscal year-end.

                                                                 Number of                              Value of
                                                                 Unexercised                            Unexercised
                                                                  Options at                            In-the-Money
                                                                  Fiscal Year                           Options at
                                                                    End                             Fiscal Year End (1)
                                                           -----------------------              -------------------------
                      Shares Acquired      Value
  Name                 on Exercise (#)   Realized ($)     Exercisable Unexercisable             Exercisable  Unexercisable
  ----                ----------------   ------------     ----------- -------------             -----------  ------------
Daniel DelGiorno, Sr.       -              -               458,100          -                  $  87,600     $   -
Daniel DelGiorno, Jr.       -              -               618,100          -                     87,600         -
Russell Pellicano           -              -               135,000          -                     43,800         -
Ed Warman                   -              -                53,600          -                        -           -
George Aronson              -              -               300,000          -                     65,700         -
Anthony Coppola             -              -               165,750          -                     25,380         -

Footnotes
(1) Market Value of the Company's Common Stock on December 31, 1999, was $1.688. In-the-money options at year end were as follows: Messrs. DelGiorno, Sr.- 200,000; DelGiorno,Jr.- 200,000, Pellicano - 100,000; Aronson - 150,000 and Coppola - 60,000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
----------------------------------------------------------

     The following table sets forth certain information as of March 10, 2000, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares of Common Stock, by directors who own Common Stock and all officers and directors as a group:

                                        Common Stock           % of
                                        Beneficially        Outstanding
Name of Beneficial Owner                   Owned             Shares (2)
------------------------                -------------      -------------
Daniel Del Giorno, Sr. (1)(3)(4)          458,100             2.2%
Daniel Del Giorno, Jr. (1)(3)(5)(6)       625,326             3.0
Russell Pellicano (1)(7)                  196,500             1.0
Jack S. Beige (1) (8)                     140,000              *
Augustin Medina (1) (12)                  149,764              *
George Aronson (1)(10)                    403,000             1.9
Anthony Coppola (1)(13)                   203,875             1.0
Ed Warman(1)(9)                           158,600              *
Bo-Tel LLC(11)                          2,220,000            10.8
All Officers and Directors as a
    Group (7 persons)                   2,335,165            10.4%
-------
   * =  Less than 1%

Footnotes
(1) The address of the holder is 80 Orville Drive, Suite 200, Bohemia, New York 11716.
(2) Based upon 20,529,245 shares outstanding as of March 9, 2000, plus outstanding options exercisable within 60 days owned by above named parties.
(3)  Includes shares held by his spouse.
(4) Includes 258,100 options exercisable at $2.00 per share, and 200,000 options exercisable at $1.25 per share.
(5) Includes 418,100 options exercisable at $2.00 per share, and 200,000 options exercisable at $1.25 per share.


(6) Daniel DelGiorno, Jr. has majority control of Tech Marketing Group Corp., which owns 17,405 shares of the Company. (The Company has no business dealings with Tech Marketing Group Corp.)
(7) Includes 35,000 options exercisable at $2.00 per share, and 100,000 options exercisable at $1.25 per share.
(8) Includes 250, 500 and 100,000 options exercisable at $2.00 and $1.75 and $1.25 per share, respectively.
(9) Includes 53,100 and 500 options in the Company (exercisable at $2.00 and $1.75 per share respectively).
(10) Includes 150,000 options exercisable at $2.00 per share and 150,000 options exercisable at $1.25 per share.
(11) Includes 320,000 shares of the Company's Common Stock owned by a party which has a financial interest in Internet Tracking & Security Ventures, LLC.
(12) Includes 100,000 options exercisable at $1.25 per share.
(13) Includes  105,250,  10,000,  500 and 50,000  options  exercisable at $2.00,
     $1.34, $1.75 and $1.25, respectively.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The Company has, from time to time advanced funds to Messrs. Dan DelGiorno, Sr. and Dan DelGiorno, Jr. with such advances being payable upon demand and bear interest at the rate of 7% per annum. At December 31, 1999, the loan balance due from these two officers was approximately $1,663,000. Additionally, at December 31, 1999, a loan balance of approximately $159,000 was due from Mr. Aronson. During the first quarter of 2000, Messrs. Dan DelGiorno Sr. and Dan DelGiorno, Jr. repaid approximately $1,547,000 consisting of $624,000 and 410,179 shares of the Company's Common Stock, valued at $923,000. Mr. Aronson repaid his loan in full.

     During 1999, the Company paid an outside Director approximately $170,000 for legal fees and consulting services. Additionally the Company granted 25,000 shares of restricted stock, valued at $45,000 and 100,000 stock options.

     During 1999, the Company paid an outside Director consulting fees of $56,000. Additionally the Company granted 25,000 shares of restricted stock, valued at $45,000 and 100,000 stock options.

     In 1999, the Company's general counsel received cash compensation of $689,000, and 75,000 shares of Softworks Common Stock and 150,000 Company stock options valued at $395,000, for business and financial consulting services rendered.

     In 1999, a consultant (who also has a financial interest in ITSV) received cash compensation of $215,000 and 117,000 shares of Softworks Common Stock valued at $423,000 for various consulting services.

SJ & Associates, Inc.

     In July, 1998, and during 1999, the Company entered into various agreements with SJ & Associates, Inc. (including its affiliates are collectively referred to as "SJ") for various services which provide for the following compensation:

     -- SJ received minimum annual compensation pursuant to several agreements aggregating $227,000 per annum through, November, 1999. Commencing in December 1999, SJ receives minimum annual compensation pursuant to two agreements aggregating $276,000 per annum. The agreements expire in November 2004. SJ also consulted with Softworks in various capacities throughout 1999, and received compensation directly from Softworks.

     -- In 1999, SJ was retained to assist the Company in its efforts to sell shares in Softworks second public offering (Note 3). The Company issued 200,000 contract options to acquire restricted shares of Softworks Common Stock owned by the Company, exercisable at $1.00 per share, which vested upon completion of Softworks second public offering. The options were exercised in June, 1999.

     -- In November, 1999, and February, 1999, 100,000 shares of Softworks Common Stock and 80,000 shares of the Company's Common Stock, respectively, were issued to SJ as payment for various consulting matters. Additionally, SJ was awarded 75,000 fully vested options of the Company's Common Stock exercisable at $1.25 per share and expiring November 30, 2001. The stock and options were valued at $621,000 and were charged to operations in 1999.

     -- During 1999, the Company paid an affiliate of SJ $700,000 relating to certain multi-media Internet technology.

     -- In 1999, the Company entered into an agreement with SJ to provide assistance to the Company in locating, negotiating and ultimately closing a transaction for the sale of the Company's entire remaining holdings of Softworks, the sale of the Company's ComputerCOP technology and related investment in NetWolves Corporation (Note 18). The Company agreed to pay SJ 4.0% of the value of the transactions. Accordingly, in the first quarter of 2000, SJ earned $2,458,000 with respect to the Softworks transaction and $1,420,000 with respect to the transaction with NetWolves Corporation.

PART   IV

Item 14. (a) 1.   FINANCIAL STATEMENTS                                Page
--------------------------------------                                ----
Report of Independent Certified Public Accountants                    F-1

Consolidated Balance Sheets
December 31, 1999 and 1998                                            F-2

Consolidated Statements of Operations
Years Ended December 31, 1999, 1998 and 1997                          F-3

Consolidated Statement of Shareholders' Equity
Years Ended December 31, 1999, 1998 and 1997                          F-4

Consolidated Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997                          F-5

Notes To Consolidated Financial Statements                            F-6


14. (a). 2. - SCHEDULES
-----------------------
   NONE

14. (a). 3.-  EXHIBITS
----------------------
2.1 Reorganization Agreement dated April 22, 1989. (Incorporated by reference to Exhibit 2(a) to the Company's Form S-1 Registration Statement) (1)

2.2  Merger  Agreement  between  Computer  Concepts  Investment  Corp.  and RAMP
     Associates  Inc.  dated  October 31,  1990.  (Incorporated  by reference to
     Exhibit 2(b) to the Company's Form S-1 Registration Statement)(1).

2.3 Merger Agreement between Computer Concepts Corp. and Softworks, Inc. (Incorporated by reference to Exhibit 2(a) to the Company's Form 8-K filed on October 29, 1993).

2.4 Merger Agreement dated December 31, 1994, between the Company, its wholly owned subsidiary, CCC/MapLinx Corp., and MapLinx Corp. and Merit Technology, Inc.(Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K/A for the year ended December 31,
     1994).

3.1(i)(a) Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)

     (b) Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)

     (c) Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)

     (d) Certificate of Amendment (Authorizing Increase in Shares of Common Stock) (Incorporated by reference to Exhibit 3 (i) (d) to Form 10-K for the year ended 1995).

     (e) Certificate of Amendment (Authorizing one for ten reverse-stock split as of March 30, 1998).

3.2(ii) By-Laws.  (Incorporated  by reference  to Exhibit 3(d) to the  Company's
     Form S-1 Registration Statement).(1)

4.1 Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Company's Form S-1 Registration Statement).(1)

4.2  Computer  Concepts  Directors,  Officers and Consultants  1993 Stock Option
     Plan   (Incorporated   by  reference  to  Exhibit  4.1  to  the   Company's
     Registration Statement on Form S-8 filed on June 28, 1995).

4.3 Computer Concepts Employees 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed on June 28, 1995).

4.4 Computer Concepts 1995 Incentive Stock Plan (Incorporated by reference to Exhibit 5 to the Company's Proxy Statement filed on January 29, 1996).

9 Voting Trust Agreement among Computer Concepts Corp., Softworks, Inc. and Trustees dated August 4, 1998 (Incorporated by reference to subsidiary Softworks, Inc. Registration Statement filed on Form S-1, SEC File No. 333-53939 declared effective August 4, 1998).

10.1 Lease Extension Agreement between Atrium Executive Center and the Company (Incorporated by reference to Exhibit 10 (g) (ii) to the Company's Annual Report on Form 10 - K for the year ended December 31, 1993).

10.2 Agreement between Software Publishing Corp. and the Company dated June 14, 1994. (Incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed on July 1, 1994).

10.3 Asset Purchase Agreement dated June 30, 1998, between the Company and Internet Tracking and Security Ventures, LLC. (Incorporated by reference to Form 8-K dated July 15, 1998).

10.4 Offer to Purchase dated December 23, 1999, among Eagle Merger Corp., EMC Corporation and Computer Concepts Corp. (Incorporated by reference to
     Exhibit 1 to the Company's Form 8-K filed on February 9, 2000).

10.5 Indemnification Agreement dated December 21, 1999, among EMC Corporation, Eagle Merger Corp. and Computer Concepts Corp. (Incorporated by reference to Exhibit 2 to the Company's Form 8-K filed on February 9, 2000).

10.6 Indemnification Agreement dated December 21, 1999, among Softworks, Inc. and Computer Concepts Corp. (Incorporated by reference to Exhibit 3 to the Company's Form 8-K filed on February 9, 2000).

10.7 Escrow Agreement dated December 21, 1999, among EMC Corporation, Eagle Merger Corp., Computer Concepts Corp. and State Street Bank and Trust Company, Inc. as escrow agent. (Incorporated by reference to Exhibit 4 to the Company's Form 8-K filed on February 9, 2000).

10.8 Exchange Agreement, dated February 10, 2000, among Computer Concepts Corp., NetWolves Corporation and ComputerCOP Corp. (Incorporated by reference to
     Exhibit 10.1 to the Company's Form 8-K filed on March 2, 2000).

10.9 Voting Trust Agreement dated February 10, 2000, among Computer Concepts Corp., NetWolves Corporation and Walter M. Groteke. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K on March 2, 2000).

10.10Registration   Rights  Agreement   between  Computer   Concepts  Corp.  and
     NetWolves Corporation. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on March 2, 2000).

16.1 Dismissal of Independent Auditors. (Incorporated by reference to Form 8-K dated May 29, 1997).

16.2 Engagement of New Independent Auditors. (Incorporated by reference to Form 8-K dated June 3, 1997).

     (1)Filed with Form S-1, Registration Statement of Computer Concepts Corp. Reg. No 3-47322 and are incorporated herein by reference.

14. (b) REPORTS ON FORM 8-K
---------------------------

None.


14. (c)  THE FOLLOWING EXHIBITS ARE FILED HEREWITH:
--------------------------------------------------

(23) (a) Consent of Daniel B. Kinsey, P.C.

(23) (b) Consent of Hays & Company

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COMPUTER CONCEPTS CORP.

                                               /s/ Daniel DelGiorno
                                               -------------------------
                                               Daniel DelGiorno, Jr.,
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                   DATE

/s/ Daniel DelGiorno
_____________________         President, Treasurer,         March 13, 2000
Daniel DelGiorno, Jr.         Chief Executive Officer,
                              Director

/s/ Daniel DelGiorno
_____________________         Director,                     March 13, 2000
Daniel DelGiorno, Sr.         Assistant Secretary

/s/ Jack S. Beige
_____________________         Director                      March 13, 2000
Jack S. Beige

/s/ Russell Pellicano
_____________________         Director, Secretary           March 13, 2000
Russell Pellicano

/s/ George Aronson
_____________________         Chief Financial Officer       March 13, 2000
George Aronson

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                    CONTENTS
                                    --------



INDEPENDENT AUDITOR'S REPORT...........................................F-1

CONSOLIDATED BALANCE SHEETS
        December 31, 1999 and 1998.................................... F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
        Years ended December 31, 1999, 1998 and 1997.................. F-3

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
        Years ended December 31, 1997, 1998 and 1999.................. F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
        Years ended December 31, 1999, 1998 and 1997.................. F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................ F-6  F-39

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




Board of Directors and Shareholders
Computer Concepts Corp.
Bohemia, New York

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Computer Concepts Corp. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Concepts Corp. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

s/ Hays & Company

February 18, 2000
New York, New York

                    COMPUTER CONCEPTS CORP. AND SUBSIDIAREIS

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                         December 31,
                                                         ------------
                                                        1999       1998
                                                        ----       ----
ASSETS
Current assets
   Cash and cash equivalents                          $  1,852   $  8,176
   Accounts receivable, net of allowance for
     sales returns and doubtful accounts of
     $493 and $1,350 in 1999 and 1998, respectively        443     27,412
   Installment receivables                                -        16,406
   Investment in Softworks, held for sale               10,329       -
   Assets held for sale  ComputerCOP                     3,876       -
   Inventories                                             -          419
   Prepaid expenses and other current assets               865     10,022
   Advances to officers                                  1,822      1,001
   Deferred tax assets, current                          9,197        306
                                                      --------   --------
      Total current assets                              28,384     63,742

Installment accounts receivable, due after one year       -         7,908
Property and equipment, net                              1,345      3,564
Software costs, net                                       -         5,594
Excess of cost over fair value of net assets acquired,
   net of accumulated amortization of $4,239 in 1998      -         8,610
Other assets                                               295      2,000
Deferred tax assets, noncurrent                           -           484
                                                      --------   --------

                                                      $ 30,024   $ 91,902
                                                      ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses              $  5,442   $11,428
   Current portion of long-term debt                         4     6,117
   Deferred installment revenue                           -        7,314
   Deferred maintenance revenue                             42     9,107
   Income taxes payable                                     50     2,207
                                                      --------  --------
      Total current liabilities                          5,538    36,173

Deferred installment revenue, earned after one year       -        7,883
Deferred maintenance revenue, earned after one year       -        3,924
Long-term debt, net of current portion                    -        1,403
                                                      --------  --------
      Total liabilities                                  5,538    49,383
                                                      --------  --------
Minority interest                                         -        8,503
                                                      --------  --------
Commitments and contingencies

Shareholders' equity
  Common  stock,  $.0001  par  value;
    150,000,000  shares  authorized;
    20,765,825  and  19,324,839  shares
    issued  in 1999  and  1998,
    respectively;  and 20,529,245 and
    19,324,839 shares  outstanding
    in 1999 and 1998, respectively                           2         2

  Additional paid-in capital                           102,868   106,515
  Accumulated deficit                                  (77,766)  (72,194)
  Accumulated other comprehensive loss                    (225)     (307)
                                                      --------  --------
                                                        24,879    34,016
  Common stock in treasury, at cost 236,580
    shares in 1999                                        (393)      -
                                                      --------  --------
      Total shareholders' equity                        24,486   34,016
                                                      --------  --------
                                                      $ 30,024  $91,902
                                                      ========  ========
The  accompanying  notes are an integral part of
these  consolidated  financial statements.

                                      F-2

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                Year ended December 31,
                                                -----------------------
                                           1999          1998          1997
                                           ----          ----          ----
Revenue
   Software licenses, net               $  7,337       $ 31,795      $ 17,890
   Maintenance                             3,570         10,503         9,980
   Professional services                  13,733         19,690         1,868
                                        --------       --------      --------
                                          24,640         61,988        29,738
                                        --------       --------      --------
Cost of revenue
   Software licenses                         457          1,978         1,166
   Maintenance                               549          1,392           900
   Professional services                  12,038         17,648         1,597
                                        --------       --------      --------
                                          13,044         21,018         3,663
                                        --------       --------      --------
Gross margin                              11,596         40,970        26,075
                                        --------       --------      --------
Operating expenses
   Research and development               10,525         11,193         8,785
   Sales and marketing                    17,417         28,496        17,033
   General and administrative             11,472         12,718         9,111
   Amortization and depreciation           4,738          4,207         2,386
   Unusual charges, net                     -              -              686
                                        --------       --------      --------
                                          44,152         56,614        38,001
                                        --------       --------      --------
Operating loss                           (32,556)       (15,644)      (11,926)

Other income (expense)
   Gain on partial disposition of
      Softworks                           17,107         28,785          -
   Equity in earnings of Softworks           512           -             -
   Gain on sale of net assets of
      subsidiary                            -              -              813
   Interest income (expense), net            316           (485)           16
   Interest charge pertaining to the
     discount on convertible debentures     -              -           (1,288)
   Minority interest in earnings of
     Softworks                               (46)        (1,361)         -
                                        --------       --------      --------
(Loss) income before benefit
   (provision) for income taxes          (14,667)        11,295       (12,385)

Benefit (provision) for income taxes       9,095         (1,748)         -
                                        --------       --------      --------
Net (loss) income                       $ (5,572)      $  9,547      $(12,385)
                                        ========       ========      ========
Basic net (loss) income per share       $  (0.27)      $   0.58      $  (1.11)
                                        ========       ========      ========
Diluted net (loss) income per share     $  (0.27)      $   0.56      $  (1.11)
                                        ========       ========      ========
Basic weighted average common shares
  outstanding                             20,455         16,523        11,163
                                        ========       ========      ========

Diluted weighted average common shares
  outstanding                             20,455         17,031        11,163
                                        ========       ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (in thousands)


                                                                               Accumulated
                                                     Additional                   other                  Total
                                     Common stock     paid-in    Accumulated  comprehensive Treasury  shareholders'   Comprehensive
                                   Shares    Amount   capital      deficit        loss        Stock       equity       income (loss)
                                   ------    ------  ----------- -----------  -------------- -------- --------------  --------------

Balance, January 1, 1997          101,335    $ 10     $ 78,870    $(69,356)      $   -       $   -       $9,524

Net proceeds from sales of
   common stock and options
   exercised                        5,390       1        2,741        -              -           -        2,742
Common stock and options issued
   for services                     9,042       1        5,514        -              -           -        5,515
Conversion of convertible
   debentures                      11,982       1        4,668        -              -           -        4,669
Common stock adjustment related
   to settlement                     (302)      -         (164)       -              -           -         (164)
Currency translation
   Adjustment                         -         -         -           -             (54)         -          (54)        $   (54)
Marketable securities
   valuation adjustment               -         -         -           -            (180)         -         (180)           (180)
Net loss                              -         -         -       (12,385)           -                   (12,385)        (12,385)
One-for-ten reverse stock split*(114,702)     (12)         12         -              -           -           -               -
                                ---------    -----     ------     --------       ------       -----      --------       ---------
Total comprehensive loss                                                                                                $(12,619)
                                                                                                                        =========
Balance, December 31, 1997        12,745        1      91,641     (81,741)         (234)         -         9,667

Net proceeds from sales of
   common stock and options
   exercised                       2,403        -       5,228        -               -           -         5,228
Common stock and options issued
   for services                    2,090        1       3,462        -               -           -         3,463
Common stock issued for
   settlements                       187        -         484        -               -           -           484
Common stock issued for
   asset acquisition               1,900        -       5,700        -               -           -         5,700
Currency translation
   adjustment                        -          -        -           -             (13)          -           (13)       $    (13)
 Marketable securities
   valuation adjustment              -          -        -           -             (60)          -           (60)            (60)
Net income                           -          -        -          9,547           -            -         9,547           9,547
                                ---------    -----     ------     --------       ------       -----      --------       ---------
Total comprehensive income                                                                                              $  9,474
                                                                                                                        =========
Balance, December 31, 1998        19,325        2     106,515     (72,194)        (307)          -        34,016

Common stock and options issued
  for services                     1,441        -       2,353        -              -            -         2,353
Dividend declared                   -           -      (6,000)       -              -            -        (6,000)
Acquisition of treasury stock       (237)       -        -           -              -          (393)        (393)
Currency translation adjustment     -           -        -           -              42           -            42        $     42
Marketable securities
  valuation adjustment              -           -        -           -              40           -            40              40
Net loss                            -           -        -         (5,572)          -            -        (5,572)         (5,572)
                                ---------   ------   --------     --------      -------      -------     -------       ---------
Total comprehensive loss                                                                                                $ (5,490)
                                                                                                                       =========
Balance, December 31, 1999        20,529    $  2     $102,868    $(77,766)      $ (225)      $ (393)     $24,486
                                =========   ======   ========     ========      =======      =======     =======


* The Board of Directors declared a one-for-ten reverse stock split effective for shareholders of record as of the close of business on March 27, 1998. Common stock and additional paid-in capital as of December 31, 1997 have been restated to reflect this reverse stock split (Notes 2 and 10).

The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                       Year ended December 31,
                                                                       -----------------------
                                                                  1999           1998          1997
                                                                  ----           ----          ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net (loss) income                                           $  (5,572)      $  9,547       $(12,385)
   Adjustments to reconcile net (loss) income to
     net cash used in operating activities
       Amortization and depreciation:
          Property and equipment                                   1,020          1,226            965
          Software costs                                           1,940          1,736            832
          Excess of cost over fair value of net
             assets acquired                                       1,951          1,762            749
          Other                                                        3              2              4
       Provision for doubtful accounts                              -               324            136
       Common stock and options issued for services                2,353          3,463          5,515
       Softworks common stock exchanged for services               4,814          5,551            -
       Non-cash unusual charges                                     -               -              336
       Non-cash interest charge pertaining to the discount on
         convertible debentures                                     -               -            1,288
       Gain on partial disposition of Softworks                  (17,107)       (28,785)           -
       Equity in earnings of Softworks                              (512)           -              -
       Minority interest in earnings of Softworks                     46          1,361            -
       Gain on sale of net assets of subsidiary                     -               -             (813)
       Deferred income tax benefit                                (8,907)          (790)           -
       Other                                                        -                75            -
   Changes in operating assets and liabilities
       Accounts receivable                                        17,192        (26,276)        (9,070)
       Inventories                                                   169           (419)            10
       Prepaid expenses and other current assets                   1,786            947           (967)
       Installment accounts receivable                               149         (1,428)        (2,766)
       Other assets                                                  144         (1,293)          (457)
       Accounts payable and accrued expenses                      (1,669)         4,411           2,884
       Deferred revenue                                           (1,399)         8,508           6,802
       Income taxes payable                                       (2,043)         2,207             -
                                                                ---------      --------        --------
         Net cash used in operating activities                    (5,642)       (17,871)         (6,937)
                                                                ---------      --------        --------

Cash flows from investing activities
   Expenditures for property and equipment                        (1,499)        (2,721)         (1,455)
   Software development and technology purchases                    (230)          (900)         (1,559)
   Proceeds from the license of technology                           400            -               -
   Reduction in cash resulting from excluding Softworks
       from the consolidated financial statements                 (6,759)           -               -
   Proceeds from the sale of net assets of subsidiary, net           -              -               230
   Advances (to) from officers, net                                 (821)           175            (388)
   Additional consideration paid for Softworks
      and MapLinx acquisitions                                       -             (678)           (523)
   Proceeds from the sale of Softworks common stock                17,676        19,419             -
                                                                ---------      --------        --------
         Net cash provided by (used in) investing
           activities                                               8,767        15,295          (3,695)
                                                                ---------      --------        --------
Cash flows from financing activities
   Net proceeds from sales of common stock and options exercised     -            5,228           2,742
   Net proceeds from sale of debenture                               -            1,925           3,381
   Acquisition of treasury stock                                    (393)           -               -
   Payment of dividend                                            (6,000)           -               -
   Repayment of debenture                                            -           (2,000)            -
   (Repayments of) advances from long-term debt                   (3,056)         4,834            (344)
                                                                ---------      --------        --------
         Net cash (used in) provided by financing activities      (9,449)         9,987           5,779
                                                                ---------      --------        --------
Effect of exchange rate changes on cash and cash equivalents         -              (13)            (44)
                                                                ---------      --------        --------
Net (decrease) increase in cash and cash equivalents              (6,324)         7,398          (4,897)

Cash and cash equivalents, beginning of year                       8,176            778           5,675
                                                                ---------      --------        --------
Cash and cash equivalents, end of year                           $ 1,852        $ 8,176          $  778
                                                                =========      ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1    The Company

     Computer Concepts Corp. and subsidiaries (the "Company") design, develop, market and support information delivery software products, including end-user data access tools for use in personal computer and client/server environments. The most significant portion of the Company's operations had historically been conducted through one of its subsidiaries, Softworks, Inc. ("Softworks"). Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. Softworks was wholly owned by the Company through June 29, 1998 and majority owned through March 31, 1999. Through a series of transactions that included an initial public offering of Softworks in August 1998, various exchanges of Softworks common stock owned by the Company to consultants and employees for services rendered, a private placement of Softworks common stock owned by the Company in December 1998 and a second public offering in June 1999, the Company's ownership of Softworks was reduced from 100% to 35% as of December 31, 1999. Accordingly, Softworks is accounted for as a consolidated subsidiary through March 31, 1999, and commencing April 1, 1999, Softworks' results are accounted for using the equity method of accounting. On January 27, 2000, the Company sold its entire 35% interest to EMC Corporation for approximately $61 million in cash, before expenses (Notes 3 and 18).

     In 1997, the Company created a business unit, "professional services", which primarily resells computer hardware and for a fee, will assist in the design, construction and installation of technology systems.

     The Company makes use of its proprietary data access technology, d.b.Express in its d.b.Express Internet Information Server, more commonly referred to as a "Server Farm." This service presently is being marketed solely to the telecommunications industry. The server farm permits end users the ability to access and analyze information through the internet. Data can be visually presented using the Company's patented data visualization technology.

     In June, 1998, the Company completed an acquisition of software (and related sales and marketing rights) which is designed to provide non computer literate owners (e.g. parents, guardians, schools, etc.) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the Internet (e.g. children). On February 14, 2000, the Company sold the ComputerCOP technology to NetWolves Corporation (Notes 3 and 18).

2   Significant accounting policies

    Common stock split

     At the Company's annual shareholders' meeting on November 26, 1997, the Company's shareholders granted the Board of Directors authority to effect a reverse stock split. On March 18, 1998, the Board of Directors declared a one-for-ten reverse stock split effective for shareholders of record as of the close of business on March 27, 1998. Common stock and additional paid-in capital as of December 31, 1997 have been restated to reflect this split. Par value and authorized shares remain unchanged at $.0001 and 150,000,000 shares, respectively.

     The effect of the stock split has been retroactively reflected as of December 31, 1997 in the consolidated balance sheet and statement of changes in shareholders' equity, but activity in the statement of changes in shareholders' equity for 1997 was not restated. All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated to reflect the effect of the split for all periods presented.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2    Significant accounting policies (continued)

     Principles of consolidation  and equity method.

     The consolidated financial statements include the accounts of Computer Concepts Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The separate public ownership of Softworks, Inc. ("Softworks"- see Note 3), which was a majority owned subsidiary of the Company through March 31, 1999, is reflected in the consolidated balance sheet and results of operations as minority interest.

     Effective April 1, 1999, when the Company's ownership interest in Softworks was reduced below 50%, the Company began accounting for Softworks using the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of Softworks' earnings or losses is included in the Company's consolidated operating results in a single line item.

     Revenue recognition

     The Company records revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9), which was adopted in 1998. The adoption of these pronouncements was not material to the Company's revenue recognition policy for software transactions. Revenue from the sale of perpetual and term software licenses are recognized, net of provisions for returns, at the time of delivery and acceptance of software products by the customer, when collectibility is probable. Through Softworks, the Company provided customers with the option to pay for license fees in one lump sum or generally in equal annual installments over extended periods of time, generally three to five years. In such instances, the Company did not consider sales contracts with amounts due for periods greater than one year from delivery, fixed and determinable, and accordingly recognized such amounts as revenue when they became due. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


2    Significant accounting policies (continued)

     Installment accounts receivable

     Through Softworks, perpetual license agreements were executed under installment payment plans generally with annual payment terms of three to five years. Revenue and related sales commissions were deferred and recognized as payments became due.

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

     Income taxes

     The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


2    Significant accounting policies (continued)

     Basic and diluted net income (loss) per share

     The Company displays earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Cash and cash equivalents

     The Company considers all investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1998 is a $1,000,000 certificate of deposit that is being used to collateralize a stand by letter of credit in favor of one of the Company's professional services vendors.

     Foreign currency

     The functional currency for all of the Company's foreign operations through Softworks was the subsidiary's local currency. Assets and liabilities of foreign subsidiaries were translated into U.S. dollars at year-end exchange rates and revenue and expense accounts and cash flows were translated at average exchange rates during the period. Gains and losses resulting from translation were recorded as accumulated other comprehensive income in shareholders' equity. Transaction gains and losses were recognized in the consolidated statements of operations as incurred.

     Included  in  cash  and  cash   equivalents   at  December  31,  1998,   is
approximately $464,000, respectively, of cash denominated in various foreign currencies.

     Marketable securities

     Marketable securities, which are classified as "available for sale" (except for the Company's investment in Softworks accounted for using the equity method of accounting), are valued at fair market value. Unrealized gains or losses are recorded net of income taxes as accumulated other comprehensive income in shareholders' equity, whereas realized gains and losses are recognized in the Company's statements of operations using the first-in, first-out method. The fair market value of marketable securities approximates $52,000 and $10,000 at December 31, 1999 and 1998, respectively, and is included in "Prepaid expenses and other current assets."

     Advertising and promotional costs

     Advertising and promotional costs are reported in "Sales and marketing" expense in the consolidated statements of operations and are expensed when incurred. Prepaid advertising costs, which were included in "Prepaid expenses and other current assets" in the consolidated balance sheets (see Note 4), consisted of prepayments for personal appearances and promotion of ComputerCOP (see Note 3). These assets were expensed in 1999 and 1998 as the related services were performed.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2       Significant accounting policies (continued)

     Pre-opening expenses

     During 1998, the Company adopted Statement of Position 98-5, "Reporting on the Cost of Start- Up Activities," issued by the American Institute of Public Accountants. The adoption of this statement requires the expensing of pre-opening costs as incurred. The Company expensed approximately $300,000 for 1998 start-up activities associated with Softworks' German subsidiary. The adoption had no impact on prior years.

     Reclassifications

     Certain reclassifications have been made to the consolidated financial statements shown for the prior years in order to have them conform to the current year's classifications.

     Concentrations and fair value of financial instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. At December 31, 1999, the Company has cash investments of approximately $1,585,000 at one bank. The balance of the Company's cash investments are held at various financial institutions, which limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to accounts receivable are not material at December 31, 1999. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


3    Acquisitions and dispositions (continued)

     Internet Tracking & Security Ventures,  LLC (continued)

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

     In March 1999, the Company sold certain rights to license ComputerCOP to a marketing company (Bo-Tel, Inc.) for $400,000. The license rights are limited to granting a specified original equipment manufacturer of personal computers the right to embed the software in its computers for sale to the general public. Bo-Tel, Inc. is an affiliate of ITSV, and accordingly, this sale has been accounted for as a reduction of the cost of the assets acquired from ITSV.

     The software costs are amortized using the greater of the ratio of current revenue to the total projected revenue for the software or the straight-line method using an estimated useful life of 30 months. The prepaid expenses were expensed as the related services were performed (including, but not limited to, appearances, promotion and endorsement). The excess of cost over fair value of net assets acquired, which primarily relate to the use of the name "Bo Dietl" are amortized using the straight-line method over 36 months.

     In February 2000, the Company sold its ComputerCOP technology to NetWolves Corporation, an unrelated publicly traded corporation (see Note 18). The "assets held for sale ComputerCOP" at December 31, 1999 included $250,000 of inventories, $1,064,000 of software costs and $2,562,000 of goodwill.

     Softworks, Inc.

     In October 1993, the Company completed the acquisition of all of the common stock of Softworks, a privately held Maryland company founded in 1977. Softworks provided systems management software products for mainframe data centers. The purchase price approximated $5,700,000, which included $2,000,000 in cash and 100,000 shares of the Company's restricted common stock. The acquisition was accounted for using the purchase method of accounting. Accordingly, assets and liabilities were recorded at their fair values as of September 1, 1993, the effective date of the acquisition, and the operations of Softworks were included in the Company's consolidated statements of operations since that date. The excess of cost over the fair value of net assets acquired, which originally approximated $5,484,000, was being amortized over ten years. The agreement also required the Company to make additional contingent purchase consideration payments of up to $2,000,000, which was paid through December 31, 1998 and was treated as additional consideration in connection with the acquisition.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


3     Acquisitions and dispositions (continued)

      Softworks, Inc. (continued)

     Prior to June 30, 1998, Softworks was a wholly owned subsidiary of the Company with 14,083,000 shares of common stock outstanding. On August 4, 1998, Softworks completed an initial public offering of 4,200,000 shares of its common stock at a price of $7.00 per share (less underwriting fees and commissions of $0.49 per share) as follows: 1,700,000 shares of common stock were sold by Softworks; 1,000,000 shares were sold by ITSV and 1,500,000 shares were sold by the Company.

     In addition to the initial public offering discussed above, the following transactions, with respect to Softworks common stock owned by the Company, were recorded in 1998:

-- On July 1, 1998, the Company exchanged 100,000 restricted shares of Softworks common stock to a member of its Internet Strategy Committee, (who also served as Chairman of the Board of Softworks) for services rendered, resulting in a charge to operations of $525,000.

-- The Company exchanged 136,000 restricted shares of Softworks common stock to the Company's general counsel for services rendered, resulting in a charge to operations of $276,000.

-- The Company exchanged 768,100 restricted shares of Softworks common stock to three of the Company's executive officers for services rendered, resulting in a charge to operations of $2,777,000.

-- The Company exchanged 133,000 restricted shares of Softworks common stock to a consultant (who also has a financial interest in ITSV) for business advisory services rendered, resulting in a charge to operations of $270,000.

-- The Company exchanged 471,000 restricted shares of Softworks common stock to various consultants and employees for services rendered, resulting in a charge to operations of $1,068,000.

-- The Company exchanged 269,600 restricted shares of Softworks common stock to two consultants (including 167,300 shares to S.J. & Associates, Inc., "SJ" see Note 13) related to separate contracts for services to be rendered over twelve months commencing In October 1998. The $635,000 value of these shares was expensed over the terms of the contracts.

-- In December 1998, the Company sold 1,000,000 restricted shares of Softworks common stock in a private placement in exchange for a $5,000,000 full recourse promissory note. The note, which is included in "prepaid expenses and other current assets" at December 31, 1998, was timely paid in full in the first quarter of 1999.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



3    Acquisitions and dispositions (continued)

     Softworks, Inc. (continued)

     The total value of the Softworks common stock exchanged by the Company for the above-described services in 1998 was $5,551,000. As a result of the ITSV asset acquisition, the Softworks initial public offering and the various transactions described above, the Company's ownership interest in Softworks was reduced to 54.5% as of December 31, 1998. Accordingly, the Company recognized a gain of $28,785,000 representing the difference between the fair value of the Softworks common stock exchanged or sold, and the related adjusted carrying value of the Company's investment in Softworks (pursuant to Staff Accounting Bulletins 51 and 84).

     The following additional transactions were recorded in 1999:

-- The Company exchanged 529,000 restricted shares of Softworks common stock to three of the Company's executive officers for services rendered in 1999 resulting in a charge to operations of $2,117,000.

-- In exchange for services rendered by several consultants in 1999, the Company granted options to acquire 80,000 restricted shares of Softworks common stock owned by the Company that were exercisable at $1.00 per share. These options were exercised in 1999. The $389,000 value of these options was charged to operations in 1999.

-- The Company exchanged 618,600 restricted shares of Softworks common stock to various employees and consultants (including 117,000 shares to a consultant with a financial interest in the ITSV) for services rendered in 1999 resulting in a charge to operations of $2,608,000.

-- 125,000 shares of Softworks common stock, originally issued to a consultant in 1998, were returned to the Company in 1999, because the services were not satisfactorily performed. The original $300,000 value of these shares was credited to operating expenses in 1999.

-- In June, Softworks completed a second public offering of 3,900,000 shares of its common stock at a price of $10.50 per share (less underwriting fees and commissions of $.63 per share) as follows: 1,000,000 shares were sold by Softworks, 1,256,933 shares were sold by the Company, and 1,643,067 shares were sold by other existing shareholders. In conjunction with the offering, the Company issued 200,000 contract options to acquire restricted shares of Softworks common stock owned by the Company to a consultant, exercisable at $1.00 per share, which vested upon completion of the offering. The options were exercised in June 1999.

     The total value of the Softworks common stock exchanged by the Company for the above- described services (excluding the 200,000 contract options) in 1999 was $4,814,000. As a result of these transactions, the Company's ownership in Softworks was further reduced to 35% at December 31, 1999. Accordingly, the Company recognized a gain of $17,107,000 representing the difference between the fair value of the Softworks common stock exchanged or sold, and the related adjusted carrying value of the Company's investment in Softworks (pursuant to Staff Accounting Bulletins 51 and 84).

     In January 2000, the Company sold its remaining interest in Softworks to EMC Corporation, an unrelated publicly traded corporation, for $10.00 per share cash (Note 18).

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3    Acquisitions and dispositions (continued)
     Softworks, Inc. (continued)

     In April 1999, the Company's ownership of Softworks was reduced below 50%, and accordingly, commencing April 1, 1999, Softworks' results are accounted for using the equity method of accounting and are no longer consolidated. Under the equity method of accounting, the Company's share of Softworks' earnings or losses is included in the Company's consolidated operating results in a single line item. Summarized financial information of Softworks for the entire year ended December 31, 1999, as well as pro forma consolidated financial information as if Softworks were accounted for using the equity method for all prior periods presented is as follows (in thousands):

                                Softworks, Inc.
                        Summarized Financial Information


      Condensed Consolidated              Condensed Consolidated Balance Sheet
      Statement of Operations
     Year ended December 31, 1999                December 31, 1999
     ----------------------------         ------------------------------------
    Revenue               $ 54,570         Current assets          $  46,593
    Cost of revenue          3,325         Non current assets         27,436
                          --------                                 ---------
    Gross margin            51,245                                 $  74,029
    Operating expenses      48,805                                 =========
                         ---------
    Operating income     $   2,440         Current liabilities     $  28,206
                         =========
    Net income           $   1,456         Non-current liabilities    16,506
                         =========         Shareholders' equity       29,317
                                                                   ---------
                                                                   $  74,029
                                                                   =========

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


3       Acquisitions and dispositions (continued)

        Softworks, Inc. (continued)

                                            Computer Concepts Corp. and Subsidiaries
                                         Pro Forma Condensed Consolidated Balance Sheet
                                                          (Unaudited)

                               December 31, 1998

                                    Pro Forma                                                              Pro Forma
                        Actual     Adjustments     Pro Forma                                   Actual     Adjustments    Pro Forma
                        ------     -----------     ---------                                   ------     -----------    ---------
Assets                                                            Liabilities and
                                                                  Shareholders' equity
Current assets        $ 63,742    $ (38,282)      $  25,460       Current liabilities          $ 36,173    $(26,501)     $ 9,672
Long-term receivables    7,908       (7,908)           -          Deferred revenue,long-term     11,807     (11,764)          43
Property and
  equipment, net         3,564       (2,499)          1,065       Long-term debt                  1,403      (1,401)           2
                                                                                                -------     --------     -------
Software costs, net      5,594       (3,039)          2,555       Total liabilities              49,383     (39,666)       9,717
Goodwill, net            8,610       (4,143)          4,467
Other assets             2,484       (2,384)            100       Minority interest               8,503      (8,503)        -
Investment in Softworks,
  equity method            -         10,086          10,086       Shareholders' equity           34,016        -          34,016
                     ---------    ---------       ---------                                    ---------   ---------   ---------
                     $ 91,902       (48,169)       $ 43,733                                    $ 91,902    $(48,169)    $ 43,733
                     =========    =========       =========                                    =========   =========   =========


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


3       Acquisitions and dispositions (continued)

        Softworks, Inc. (continued)

                                                    Computer Concepts Corp. and Subsidiaries
                                           Pro Forma Condensed Consolidated Statements of Operations
                                                                  (Unaudited)

                     Year ended  December 31, 1999       Year ended  December 31, 1998          Year ended December 31, 1997
                     -----------------------------       -----------------------------          ----------------------------
                             Pro Forma                           Pro Forma                              Pro Forma
                   Actual   Adjustments   Pro Forma     Actual  Adjustments   Pro Forma        Actual   Adjustments  Pro Forma
                   ------   -----------   ---------     ------  -----------   ----------       ------   ------------ ---------

Revenue           $ 24,640  $(10,258)     $ 14,382    $ 61,988   $(43,749)     $18,239         $29,738   $(26,770)    $2,968
Cost of revenue     13,044      (764)       12,280      21,018     (4,251)      16,767           3,663     (1,635)     2,028
                  --------  ---------     --------    --------   ---------     -------         --------  ---------    -------
Gross margin        11,596    (9,494)        2,102      40,970    (39,498)       1,472          26,075    (25,135)       940
Total operating
  expenses          44,152    (9,342)       34,810      56,614    (33,885)      22,729          38,001    (23,269)    14,732
                  --------  ---------     --------    --------   ---------     -------         --------  ---------    -------
Operating (loss)
  income           (32,556)     (152)      (32,708)    (15,644)    (5,613)     (21,257)        (11,926)    (1,866)   (13,792)

Other income
  (expense)

Gain on partial
  disposition of
  Softworks         17,107        -         17,107      28,785       -           28,785            -           -         -
Interest and other
  (expense) income,
  net                 316        -            316        (485)        240         (245)           (459)        44        (415)
Minority interest     (46)       46         -          (1,361)      1,361        -                -           -          -
Equity in earnings
  of Softworks        512        46           558        -          2,621        2,621            -         1,822        1,822
                  --------  ---------     --------    --------   ---------     -------         --------  --------      -------
(Loss) income
 before benefit
 (provision) for
 income taxes     (14,667)      (60)      (14,727)      11,295     (1,391)       9,904         (12,385)       -        (12,385)
Benefit (provision)
 for income taxes   9,095        60         9,155       (1,748)     1,391         (357)           -           -           -
                 ---------  ---------     --------    --------   ---------     -------         --------  ---------     ---------
Net (loss)
   income       $  (5,572)      -       $  (5,572)    $  9,547    $   -        $  9,547      $ (12,385)    $  -        $(12,385)
                =========   =========    =========     =========   =========    =========     ==========    =========   =========


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


3    Acquisitions and dispositions (continued)

     MapLinx, Inc.

     In July 1997, the Company completed a transaction in which it sold all rights to the underlying software technologies of MapLinx, Inc. (previously a wholly owned consolidated subsidiary, "MapLinx"). Further, as part of the transaction, the purchaser acquired all of MapLinx' current assets and assumed certain of its liabilities. The sales price of approximately $850,000 was adjusted (reduced) by the excess of MapLinx' current liabilities over current assets (approximately $380,000), resulting in a net sales price of approximately $470,000. Approximately $235,000 was paid at closing and a $235,000 note receivable was issued for the balance (the note receivable was subsequently collected). As a result, in 1997 the Company recognized an $813,000 gain on the sale of the net assets of MapLinx. Included in the consolidated financial statements is $578,000 of net revenue and $323,000 of net loss (excluding the $813,000 gain on sale) pertaining to MapLinx operations for the year ended December 31, 1997.

4    Prepaid expense and other current assets

     Prepaid expenses and other current assets consist of the following:


                                                December 31,
                                        ----------------------------
                                        1999                    1998
                                        ----                    ----
                                                (in thousands)
Prepaid expenses                     $   386                  $ 1,135
Prepaid advertising                      -                      2,767
Deferred commissions                     -                        839
Notes and loans receivable               427                      269
Note receivable  sale of Softworks
   common stock (Note 3)                 -                      5,000
Other current assets                      52                       12
                                    --------                 --------
                                    $    865                  $10,022
                                    ========                 ========


     Additionally, included in other assets are noncurrent deferred commissions of $878,000 at December 31, 1998.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



5    Property and equipment

     Property and equipment consist of the following:


                                                                            December 31,
                                                    Useful life
                                                     in years          1999           1998
                                                    ------------       ----           ----
                                                                          (in thousands)

Computer equipment and software                       3 to 7          $  3,211       $ 6,485
Furniture and fixtures                                5 to 7               390           532
Leasehold improvements                                     7               -             554
                                                                      --------      --------
                                                                         3,601         7,571
Less accumulated depreciation
  and amortization                                                      (2,256)       (4,007)
                                                                      --------      --------
Property and equipment, net                                           $  1,345      $  3,564
                                                                      ========      ========


6  Software costs

   Software costs consist of the following:

                                                                          December 31,

                                                                       1999            1998
                                                                       ----            ----
                                                                         (in thousands)

   Capitalized software development costs                            $ 3,775         $ 5,873
   Purchased and acquired software technologies                          -             7,219
                                                                     -------         -------
                                                                       3,775          13,092
   Less accumulated amortization                                      (3,775)         (7,498)
                                                                     --------        --------
   Software costs, net                                                     0        $ 5,594
                                                                     ========        ========


     In July 1997, Softworks acquired the rights to two technologies (the "Technology") that complement its existing product solutions. Pursuant to the software distribution agreement, Sofworks is required to pay a royalty on sales of the Technology at defined rates subject to minimum annual royalties. An asset equal to the present value of the minimum annual royalties of $2,160,000 was recorded as purchased and acquired software technologies and was being amortized over the five year term of the agreement. The payment obligation was recorded as long-term debt. The asset and liability were removed from the Company's consolidated financial statements as part of the de-consolidation of Softworks (Note 3).

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


7    Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:

                                                  December 31,
                                                  ------------
                                            1999              1998
                                            ----              ----
                                                (in thousands)

        Trade accounts payable          $   1,194          $   4,901
        Sales taxes payable                   647                657
        Accrued payroll and benefits        1,675                888
        Commissions payable                  -                 2,373
        Other accrued expenses              1,926              2,609
                                        ---------          ---------
                                        $   5,442          $  11,428
                                        =========          =========


8    Long-term debt
     Long-term debt consists of the following:


                                                  December 31,
                                                  ------------
                                            1999              1998
                                            ----              ----
                                                (in thousands)


        Notes payable factor (a)         $   -              $ 4,167
        Purchased software (see Note 6)      -                2,462
        Capitalized lease obligation (c)       4                771
        Notes payable  other (c)             -                  120
                                        ---------          ---------
                                               4              7,520
        Less current portion of
          long-term debt                      (4)            (6,117)
                                        ---------          ---------
        Long-term debt, net of
          current portion               $    -              $ 1,403
                                        =========          =========

     (a) During November 1998 the Company entered into an Accounts Receivable Purchase Agreement with Silicon Valley Financial Services, a division of Silicon Valley Bank ("Silicon Valley"), whereby the Company from time to time may, on a full recourse basis, assign some of their professional services accounts receivable to Silicon Valley. Upon specific invoice approval by Silicon Valley, an advance of 85% of the underlying receivable is provided to the Company. The remaining balance (15%), less an administrative fee of approximately 1/2% plus interest at the rate of 1-1/2% per month, is paid to the Company once the customer has paid Silicon Valley. The entire balance due Silicon Valley was repaid in the first quarter of 1999 and the agreement expired in November 1999.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


8    Long-term debt (continued)

     (b) Additionally, in May 1998, the Company obtained approximately $1,925,000 (net of fees and commissions of approximately $75,000) from the sale of a debenture. The debenture would have matured on August 28, 1998, and was convertible into Company common stock upon a payment default. In August 1998, prior to maturity, the Company repaid the debenture plus interest aggregating approximately $2,460,000.

     (c) These obligations primarily related to Softworks and were removed from the Company's consolidated financial statements as part of the de-consolidation of Softworks (Note 3).

9    Earnings per share

     For 1999 and 1997, outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be antidilutive. For 1998, the Company's dilutive instruments are "in the money" stock options with various exercise dates and prices as well as certain contingent stock issuances. The Company uses the treasury stock method to calculate the effect that the conversion of the stock options would have on earnings per share ("EPS"). The following table sets forth the computation of basic and diluted EPS:


                                                          Year ended December 31,
                                                          -----------------------
                                                    1999          1998          1997
                                                    ----          ----          ----
                                                              (in thousands)
        Numerator:
           Net income (loss)                      $ (5,572)     $  9,547      $ (12,385)
                                                 =========     =========      =========
        Denominator:
           Weighted average shares outstanding
           (Denominator for basic EPS)              20,455        16,523         11,163

           Effect of dilutive securities
             Stock options                           N/A             477          N/A
             Contingent stock issuances              N/A              31          N/A
                                                 ---------     ---------      ---------

        Denominator for diluted EPS                 20,455        17,031         11,163
                                                 =========     =========      =========
        Basic net income (loss) per share        $   (0.27)    $    0.58      $   (1.11)
        Diluted net income (loss) per share      $   (0.27)    $    0.56      $   (1.11)


                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


10   Shareholders' equity

     Common stock and convertible debt securities

     Year ended December 31, 1999

     Pursuant to a Board Resolution adopted in January 1999, the Company was authorized to repurchase shares of its common stock at times and amounts that would be in the best interest of the Company. During 1999, 236,580 shares of common stock were purchased at an average price of $1.66.

     Pursuant to a Board Resolution adopted in August 1999, the Company paid on November 15, 1999, a cash dividend of $6,000,000 (approximately $0.29 per share) to shareholders of record as of September 30, 1999.

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

     Year ended December 31, 1997

     During 1997, the Company consummated sales of restricted common stock under various private placement agreements pursuant to Regulation D and Regulation S, including sales of convertible debt securities. Proceeds raised from these sales aggregated $6,123,000, net of commissions and expenses of approximately $769,000 and the discount of $1,288,000 pertaining to the convertible debt. A total of
1,659,773 shares were sold (including 1,198,234 shares related to the convertible debentures) at prices ranging from $3.00 to $6.50 and a total of
105,696 options were exercised at prices ranging from $.10 to $5.00. Additionally, 28,265 shares were returned to the Company, pursuant to adjustments related to valuation guarantees for stock transactions occurring in prior years. Details of the Regulation D and Regulation S private placements are as follows:

     -- The private placements pursuant to Regulation D contained a valuation guarantee based on the closing bid price of the Company's common stock following the effective date of a Registration Statement. The Registration Statement became effective in January 1998, and as a result, the Company issued approximately 500,000 additional shares.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


10   Shareholders' equity (continued)

     Common stock and  convertible  debt  securities  (continued)

     Year ended December 31, 1997 (continued)

     -- Pursuant to Regulation S, the Company received net proceeds of approximately $3,381,000 (net of commissions and fees of $484,000) through the sale of non-interest bearing convertible debentures. These debentures were convertible, at the option of the holder, commencing 45 days from the date of issuance into restricted common stock of the Company. The convertible debentures had an assured discount of 25% from the prices of the Company's common stock at various defined periods. In connection with this discount, the Company recorded a non-cash interest charge of $1,288,000. All of these convertible debentures were converted into an aggregate of 1,198,234 shares of the Company's common stock in 1997.

     Transactions with officers, employees and consultants

     During the year ended December 31, 1999, the Company issued the following restricted common stock:

     -- As part of a bonus incentive compensation plan, the Company issued 665,500 shares to several non-executive employees for which it recorded a non cash charge to operations of $1,010,000.

     -- Issued 660,491 shares of its common stock to various consultants for whom it recorded a non cash charge to operations of $1,050,000.

     -- In lieu of cash, in January 1999, the Company issued 115,000 shares, valued at $100,000, for an acquisition of a technology license. This asset was fully amortized during the year ended December 31, 1999.

     During 1998, the Company issued 2,090,000 restricted shares of common stock to various officers, employees and consultants and recorded a non-cash charge to operations of $2,208,000 as follows:

     -- The Company issued 501,000 shares to SJ (Note 13) for services rendered in connection with the initial public offering of Softworks, resulting in a $478,000 charge against the "Gain on partial disposition of Softworks." SJ also received 224,000 shares for other services rendered, resulting in a charge to operations of $378,000.

     -- The Company issued 182,000 shares to a member of its Internet Strategy Committee (who now also serves as the Chairman of the Board of Softworks) for services rendered, resulting in a charge to operations of $237,000.

     -- The Company issued 181,000 shares to its general counsel for services rendered, resulting in a charge to operations of $146,000.

     -- The Company issued 80,000 shares to a consultant for services rendered to the Company, resulting in a charge to operations of $63,000. Subsequently, the consultant was elected to the Softworks Board of Directors.

               COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



10   Shareholders' equity (continued)

     Transactions with officers, employees and consultants (continued)


     -- The Company issued 320,000 shares to a consultant (who also has a financial interest in ITSV) for business advisory services rendered, resulting in a charge to operations of $266,000.

     -- The Company issued 602,000 shares to various other employees and consultants for services rendered, resulting in a charge to operations of $640,000.

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

     Stock option plans

     On February 19, 1998, the Company's Board of Directors authorized and adopted a plan for compensation, referred to as the 98 Incentive Stock Option Plan, which provides for the grant of non-qualified stock options, to officers and employees of the Company and consultants to the Company, exercisable at or above the market price on the date of grant. All grants, which have varying expiration dates, shall be subject to various vesting conditions including specific performance goals.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


10      Shareholders' equity (continued)

        Stock option plans (continued)

                                                          Year ended December 31,
                                                          -----------------------
                                                    1999          1998          1997
                                                    ----          ----          ----
                                                              (in thousands)
        Net income (loss)
           As reported                             $  (5,572)   $  9,547      $ (12,385)
           Pro forma                               $  (6,118)   $  2,968      $ (12,704)

        Net income (loss) per share
           As reported
            Basic net loss per share               $   (0.27)  $     .58      $   (1.11)
            Diluted net loss per share             $   (0.27)  $     .56      $   (1.11)

           Pro forma
            Basic net income (loss) per share      $   (0.30)  $     .18      $   (1.14)
            Diluted net income (loss) per share    $   (0.30)  $     .17      $   (1.14)


     The fair value of Company common stock options granted to employees during 1999, 1998 and 1997, approximated $546,000, $4,243,000 and $319,000, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 62% to 66% in 1999, 61% to 116% in 1998 and 104% to 144% in 1997, (2) risk-free interest  rates of 5.81% in 1999,  4.09% to 5.56% in 1998 and 5.8% in 1997,  and
(3) expected lives of 2 to 3.53 years in 1999, .28 to 4.23 years in 1998 and .44 to 2.15 years in 1997.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


10   Shareholders' equity (continued)

     Stock option plans (continued)

     The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. The following is a summary of stock option activity for 1999, 1998 and 1997, relating to all of the Company's common stock plans (shares are in thousands):

                                                                     Weighted
                                                                     average
                                                                     exercise
                                                   Shares            price
                                                   ------            ----------

        Outstanding at January 1, 1997             2,281             $  8.20

                Granted                              529             $  2.19
                Exercised                           (106)            $  2.48
                Forfeited                         (1,390)            $ 11.77
                                                  -------
        Outstanding at December 31, 1997           1,314             $  7.83

                Granted                            6,369             $  3.24
                Exercised                         (1,103)            $  2.93
                Forfeited                         (3,741)            $  4.68
                                                  -------
        Outstanding at December 31, 1998           2,839             $  3.58

                Granted                            1,870             $  1.25
                Exercised                           -                $  N/A
                Forfeited                           (306)            $ 11.54
                                                  -------
        Outstanding at December 31, 1999           4,403             $  2.04
                                                  =======

     At December 31, 1999, a total of 4,282,000 options are exercisable at various exercise prices: 4,116,000 options are exercisable at prices ranging from $1.25 to $2.00 per share, 66,000 options at $2.50 to $3.50 and 100,000 options at $6.25 to $25.60. The weighted-average remaining contractual life of options outstanding at December 31, 1999 is 3.08 years. A total of 4,403,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 1999.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


10   Shareholders' equity (continued)

     Stock option plans (continued)


     At December 31, 1997, a total of 1,302,000 options are exercisable at various exercise prices: 882,000 options are exercisable at prices ranging from $.10 to $5.00 per share, 290,000 options at $6.00 to $15.00 and 130,000 options at $20.00 to $46.30. The weighted-average remaining contractual life of options outstanding at December 31, 1997 is 1.30 years. A total of 1,545,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 1997

     Total compensation costs recognized for stock option awards amounted to $193,000, $1,255,000 and $1,326,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Compensation cost represents the fair value of options granted to non-employees and the intrinsic value of options granted to employees.

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

     Registration statements/restricted securities

     The Company has used restricted common stock for the purchase of certain companies (Note 3), as compensation to employees and consultants for services rendered, and has sold restricted common stock in private placements. At December 31, 1999, approximately 3,769,000 shares of restricted common stock were issued and outstanding.

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

     On January 22, 1998, the Company filed another registration statement on Form S-1 (No. 333- 44683, effective February 6, 1998). The primary purpose of this registration statement was to register shares issued in January 1998 pursuant to a private placement.

     In December 1997, the Company filed three registration statements: (i) an amended registration statement on Form S-1 (No. 33-97560, effective January 6,
1998) which amended a registration statement that was originally effective on August 9, 1996, (ii) a registration statement on Form S-8 (No. 333-42795, effective upon filing, December 19, 1997), and (iii) a registration statement on Form S-1 (No. 333-42919, effective January 6, 1998). The primary purpose of these registration statements was to register outstanding restricted common stock and shares issuable upon exercise of outstanding options.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


11      Income taxes

     Through August 4, 1998, the results of the Company's U.S. operations conducted through its Softworks subsidiary were included in the Company's consolidated Federal income tax returns. Separate provisions for income taxes were determined for Softworks' wholly owned foreign subsidiaries that were not eligible to be included in the U.S. Federal income tax returns. As a result of the initial public offering of Softworks, the Company's ownership of Softworks was reduced below 80% and Softworks was no longer eligible to be included in the Company's consolidated Federal income tax returns. Accordingly, since the future realization of the Softworks' component of the deferred tax asset ($902,000 as of August 4, 1998) was no longer uncertain, the related valuation allowance (with respect to Softworks domestic operations only) was eliminated as of December 31, 1998. Additionally, as a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000 (Note 18), the Company will recognize a taxable gain in the first quarter of 2000. Accordingly, the Company reduced its valuation allowance by $9,197,000 (approximately $7,000,000 of which relates to deferred tax assets created in previous years) as of December 31, 1999.

     The following table summarizes components of the benefit (provision) for current and deferred income taxes for the years ended December 31, 1999 and 1998:


                                                       Year ended December 31,
                                                       -----------------------
        Benefit (provision) for income taxes
                                                        1999          1998
                                                        ----          ----
        Current
          United States                                $  196        $(2,196)
          Foreign                                         -              (32)
          State and other                                  (8)          (306)
                                                      -------        -------
            Total                                         188         (2,534)
                                                      -------        -------
        Deferred
          United States                                 8,950            632
          State and other                                 (43)           154
                                                      -------        -------
           Total                                        8,907            786
                                                      -------        -------

                                                      $ 9,095        $(1,748)
                                                      =======        =======

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


11   Income taxes (continued)

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 1999 and 1998:


                                                       Year ended December 31,
                                                       -----------------------
                                                        1999          1998
                                                        ----          ----

        U.S. Federal statutory tax rate                 35.0%        (34.0)%
        State and local taxes, net of U.S. Federal
          tax effect                                      -           (6.5)
        Non taxable portion of gain related to
          Softworks initial public offering               -           12.4
        Reduction of deferred tax asset
          valuation reserve                             47.9           7.4
        Utilization of net operating loss
          carryforward                                    -            7.1
        Permanent differences- compensation            (12.2)           -
        Amortization of intangible assets               (6.0)           -
        Other                                           (2.7)         (1.9)
                                                      -------       -------
          Effective tax rate                            62.0%        (15.5)%
                                                      =======       =======


     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                       Year ended December 31,
                                                       -----------------------
                                                        1999          1998
                                                        ----          ----
                                                           (in thousands)
        Deferred tax assets
          Net operating loss carryforwards            $ 23,283      $ 23,063
          Tax credit carryforward                          565           430
          Compensation                                    -              731
          Fixed and intangible assets                    1,710         1,083
          Other                                            280         1,153
                                                      --------      --------
                                                        25,838        26,460
        Deferred tax liabilities
          Investment in Softworks, held for sale        (2,817)         -
                                                      --------      --------
                                                        23,021        26,460
        Valuation allowance                            (13,824)      (25,670)
                                                      --------      --------

        Deferred tax assets, current                  $  9,197      $    790
                                                      ========      ========


     During 1998, $4,700,000 of net operating loss carry forwards were utilized to substantially reduce the taxable income resulting from the gain on partial disposition of Softworks. At December 31, 1999, the Company has net operating loss carryforwards remaining of approximately $55,000,000 available to reduce future taxable income. These losses, which expire through 2019, are subject to substantial limitations as a result of IRC Section 382 rules governing changes in control. Approximately $30,000,000 of these losses are available to be utilized in the year 2000. After the year 2000, approximately $2,700,000 of losses become available each year (subject to, among other things, adjustment upon further changes in control) until the losses expire.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


12   Unusual charges

     Included in unusual charges for the year ended December 31, 1997, are charges aggregating $686,000, of which $850,000 relates to the settlement of certain litigation ($500,000 was settled with the issuance of 119,850 shares of common stock in the first quarter of 1998), net of $164,000 which relates to the return of 30,215 shares of the Company's common stock related to a settlement with Software Publishing Corporation.

13   Related party and other transactions

     Three executive officers of the Company have received advances from time to time, with such advances being payable upon demand and bearing interest at the rate of 7% per annum. In the first quarter of 2000, the officers repaid $1,706,000 of these advances, consisting of $783,000 in cash and 410,179 shares of Company common stock valued at $933,000.

     During the years ended December 31, 1999, 1998 and 1997, the Company paid an outside Director fees for legal and consulting services aggregating $170,000, $149,000 and $165,000, respectively. Additionally, in 1999 the Company granted 25,000 shares of stock and 100,000 stock options to such Director, valued at $45,000.

     The Company paid an outside Director consulting fees of $56,000, $52,000 and $52,000 in each of the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, in 1999 the Company granted 25,000 shares of stock and 100,000 stock options to such Director, valued at $45,000.

     In 1999, the Company's general counsel received cash compensation of $689,000, and 75,000 shares of Softworks common stock and 150,000 Company stock options valued at $395,000, for business and financial consulting services rendered. In 1998, the Company's general counsel received cash compensation of $207,000 and 180,000 Company stock options (which were subsequently cancelled) valued at $171,000. Also in 1998 (in addition to the shares of Softworks and Company common stock as discussed in Notes 3 and 10), related entities received 266,000 shares of Softworks common stock, valued at $541,000, for business and financial consulting services rendered.

     In 1999, a consultant (who also has a financial interest in ITSV) received cash compensation of $215,000 and 117,000 shares of Softworks common stock valued at $423,000 for various consulting services. In 1998, the consultant received cash compensation of $185,000 and 300,000 Company stock options (which were subsequently cancelled) valued at $254,000 in addition to the shares of Softworks and Company common stock (as discussed in Notes 3 and 10).

     S.J. & Associates, Inc.

     In July 1998, and during 1999, the Company entered into various agreements with S.J. & Associates, Inc. (including its affiliates are collectively referred to as "SJ") for various services which provide for the following compensation:

     -- SJ received minimum annual compensation pursuant to several agreements aggregating $227,000 per annum through November 1999. Commencing in December 1999, SJ receives minimum annual compensation pursuant to two agreements aggregating $276,000 per annum. The agreements expire in November 2004. SJ also consulted with Softworks in various capacities throughout 1999 and received compensation directly from Softworks.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



13      Related party and other transactions (continued)

        S.J. & Associates, Inc. (continued)

     -- During 1998, SJ was granted 425,000 options to purchase the Company's common stock at exercise prices ranging from $4.00 to $6.00 per share, resulting in a charge to operations of $365,000; 275,000 of these options were exercised and the remaining 150,000 options were cancelled.

     -- As discussed in Notes 3 and 10, SJ also received shares of the Company's and Softworks common stock during 1998.

     -- SJ also received 190,000 shares of Softworks common stock (issued directly from Softworks) in conjunction with their initial public offering in 1998.

     -- In 1999, SJ was retained to assist the Company in its efforts to sell shares in Softworks second public offering (Note 3). The Company issued 200,000 contract options to acquire restricted shares of Softworks common stock owned by the Company, exercisable at $1.00 per share, which vested upon completion of Softworks second public offering. The options were exercised in June 1999.

     -- In November 1999, 100,000 shares of Softworks common stock and 80,000 shares of the Company's common stock were issued to SJ as payment for various consulting matters. Additionally, SJ was awarded 75,000 fully vested options of the Company's common stock exercisable at $1.25 per share and expiring November 30, 2001. The stock and options were valued at $621,000 and were charged to operations in 1999.

     -- During 1999, the Company paid an affiliate of SJ $700,000 relating to certain multi-media Internet technology.

     -- In 1999, the Company entered into an agreement with SJ to provide assistance to the Company in locating, negotiating and ultimately closing a transaction for the sale of the Company's entire remaining holdings of Softworks, the sale of the Company's ComputerCOP technology and related investment in NetWolves Corporation (Note 18). The Company agreed to pay SJ 4.0% of the value of the transactions. Accordingly, in the first quarter of 2000, SJ earned $2,458,000 with respect to the Softworks transaction and $1,420,000 with respect to the transaction with NetWolves Corporation.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


14   Commitments and contingencies
     Operating leases

     Operating leases are primarily for office space, equipment and automobiles. At December 31, 1999, the future minimum lease payments under operating leases are summarized as follows (in thousands):


       Year ending December 31,
                2000                             $  528
                2001                                421
                2002                                175
                Thereafter                          -
                                                --------
                   Total                         $1,124
                                                ========


     Rent expense approximated $592,000, $1,285,000 and $1,198,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Defined contribution plan

     The Company provides pension benefits to eligible employees through a 401(k) plan. Employer matching contributions to this 401(k) plan approximated $41,000, $106,000 and $66,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


14   Commitments and contingencies (continued)

     Legal matters (continued)

     In March 1995, an action was commenced against the Company and a number of defendants unrelated to the Company which action was later amended naming only the Company and three of its officers as defendants. The complaint alleges that certain third parties, unrelated to the Company, transferred certificates representing 1,000,000 shares of the Company's common stock to the plaintiff. The complaint further alleges that such shares were endorsed in blank by the third parties and became bearer securities which were negotiated to the plaintiff by physical delivery. The certificates had not been legally acquired from the Company and the certificates had been reported to the Securities and Exchange Commission by the Company as stolen certificates. Plaintiff has requested validation of the transfer of the certificates and is seeking damages of an unspecified amount, consisting of alleged diminution in market value of the subject shares from 1994 through the date of any judgment in the plaintiff's favor. The Company denied plaintiff's allegations and filed a motion for summary judgment. In November 1999, the motion for summary judgment was granted in favor of the Company and its officers. However, the plaintiff filed an appeal, which is being contested by the Company. The Company is unable to predict the ultimate outcome of this appeal and, accordingly, no adjustments have been made in the consolidated financial statements for any potential losses or potential issuance of common stock.

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

     In August of 1999, The Company and its directors were served with a derivative action complaint alleging awards of excess compensation and requesting a judgment in favor of the Company for such excess compensation. The Company and defendants have denied the allegations and are vigorously defending the matter, however, the Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements in regard to this matter.

     In November 1999, the Company (through one of its subsidiaries) was added as a party in an amended complaint. The complaint alleges that a Company consultant violated a personal non-compete agreement in performing services for the Company. The plaintiffs contend that they have been compelled to offer terms more generous to their customers than they otherwise would have offered. Plaintiffs did not disclose the amount of their alleged damages and requested injunctive relief. The Company has denied the allegation and is vigorously defending the matter, however, the Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements in regard to this matter.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


15   Management's plans

     The Company has continued to incur substantial operating losses and to use substantial amounts of cash in operating activities, which were primarily financed through sales and exchanges of Softworks common stock. Management's current plan is focused on becoming a preeminent provider of innovative software products and services which continues to exploit the Company's patented technologies. To achieve its goals, the Company expects to continue to market the d.b.Express Internet Information Server (the "Server Farm") to the telecommunications sector. The Company is continually reviewing its long-term business strategy.

     While management believes that its plan will ultimately enable them to achieve positive cash flows from operations, until such time, substantial cash may be necessary to implement such plan. Although there can be no assurances, management has several alternative sources to fund the development of its plan, including cash on hand, additional debt and equity financing (if necessary), or the partial disposition (if necessary) of its recent investment in NetWolves (Note 18).

16   Consolidated Statements of Cash Flows

     Supplemental disclosure of cash flow information for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:


                                                          Year ended December 31,
                                                          -----------------------
                                                    1999          1998          1997
                                                    ----          ----          ----
                                                              (in thousands)

        Interest paid                             $  139        $  541         $  153
                                                  ======        ======         ======
        Net taxes paid (refunds received)         $  102        $  (23)        $  (74)
                                                  ======        ======         ======

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


16   Consolidated Statements of Cash Flows (continued)

     Non-cash investing and financing activities for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                                          Year ended December 31,
                                                          -----------------------
                                                    1999          1998          1997
                                                    ----          ----          ----
                                                              (in thousands)

        Exchange of the Company's and Softworks
          common stock to ITSV (Note 3):
            Prepaid advertising                   $   -         $  4,150       $  -
            Goodwill                                  -            5,360          -
            Software development costs                -            2,700          -
                                                  --------      --------       --------

                                                  $   -         $ 12,210       $  -
                                                  ========      ========       ========
        Capitalized software technology (Note 7)  $   -         $   -          $ 2,160
                                                  ========      ========       ========
        Note receivable for the sale of Softworks
           common stock by the Company            $   -         $ 5,000        $  -
                                                  ========      ========       ========

 Reduction in cash resulting from excluding
   Softworks from the consolidated financial statements:

   Account and installment receivables           $  33,942     $    -          $  -
   Prepaid expenses and other current assets         2,282          -             -
   Property and equipment, net                       2,698          -             -
   Intangible assets, net                            6,653          -             -
   Other non current assets                          2,061          -             -
   Accounts payable and accrued expenses            (4,468)         -             -
   Deferred revenue                                (26,787)         -             -
   Current and long-term debt                       (4,460)         -             -
   Minority interest                                (9,353)         -             -
   Investment in Softworks                          (9,327)         -             -
                                                  --------      --------       --------
                                                 $  (6,759)   $     -          $  -
                                                  ========      ========       ========

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


17   Segment information

     The Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," which became effective for the Company in 1998 and has been implemented for all periods presented. The Company and its subsidiaries operate in two separate business segments, computer software and professional services. The computer software segment, which operates domestically, is primarily engaged in the design, development, marketing and support of information delivery software products and software products that are designed to provide non-computer literate owners the ability to identify threats as well as objectionable material, which may be viewed by users of the computer on the internet. Until March 31, 1999, through Softworks (see Note 3), the Company was also engaged in systems management software products for corporate mainframe data centers. International operations of Softworks' foreign subsidiaries were located in the United Kingdom, France, Brazil, Australia, Spain, Italy and Germany and several international distributors primarily in Europe and Asia. The professional services segment, which operates domestically, is primarily engaged in the design, construction and installation of technology systems, including the reselling of computer hardware. The professional services segment also provides services through the d.b. Express Internet Information Server, also referred to as a "Server Farm".

     Business information

                                                          Year ended December 31,
                                                          -----------------------
                                                    1999          1998          1997
                                                    ----          ----          ----
                                                              (in thousands)

        Revenue
          Computer Software                        $ 10,907     $ 42,298       $ 27,870
          Professional Services                      13,733       19,690          1,868
                                                   --------     --------       --------

            Total                                  $ 24,640     $ 61,988       $ 29,738
                                                   ========     ========       ========
        Operating income (loss)
          Computer Software                        $(33,215)    $(17,193)      $(11,976)
          Professional Services                         659        1,549             50
                                                   --------     --------       --------
            Total                                  $(32,556)    $(15,644)      $(11,926)
                                                   ========     ========       ========
        Identifiable assets
          Computer Software                        $ 28,762     $ 76,950       $ 38,827
          Professional Services                       1,262       14,952            471
                                                   --------     --------       --------
            Total                                  $ 30,024    $  91,902       $ 39,298
                                                   ========     ========       ========

     In classifying business information into segments, the Company specifically identifies revenue, expenses and identifiable assets of the professional services segment; items not specifically identified are included in the computer software segment.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

17   Segment information (continued)

     Geographical information

                                                          Year ended December 31,
                                                          -----------------------
                                                    1999          1998          1997
                                                    ----          ----          ----
                                                              (in thousands)
        Revenue
          Domestic                                $ 21,383      $ 53,190       $ 25,006
          International                              3,257         8,798          4,732
                                                  --------      --------       --------
            Total                                 $ 24,640      $ 61,988       $ 29,738
                                                  ========      ========       ========
        Operating income (loss)
          Domestic                                $(33,568)     $(14,870)      $(11,386)
          International                              1,012          (774)          (540)
                                                  --------      --------       --------
            Total                                 $(32,556)     $(15,644)      $(11,926)
                                                  ========      ========       ========
        Identifiable assets
          Domestic                               $  30,024      $ 82,377       $ 36,630
          International                               -            9,525          2,668
                                                  --------      --------       --------
            Total                                $  30,024      $ 91,902       $ 39,298
                                                  ========      ========       ========

     Major customer

     For the year ended December 31, 1999, the Company had one major contract involving two customers, with combined revenue of $12,297,000 (49.9% of total revenue). This amount is included in the Professional Services and Domestic categories.

     For the year ended December 31, 1998, the Company had one major customer with revenue of $14,878,000 (24% of total revenue). This amount is included in the Professional Services and Domestic categories.

18   Subsequent events

     Softworks, Inc.

     Pursuant to a tender offer dated December 21, 1999, the Company sold its remaining 35% interest in Softworks (a total of 6,145,767 shares) to EMC Corporation and its subsidiary ("EMC") for $10.00 per share. The transaction, which was completed on January 27, 2000, provided aggregate cash proceeds of $61,458,000 (less $10,000,000 placed in escrow) and resulted in a pre-tax gain, net of expenses, of $47,607,000 recorded in the first quarter of 2000. The entire amount of "Investment in Softworks, held for sale" is included in current assets at December 31, 1999.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



18   Subsequent events (continued)

     Softworks, Inc. (continued)

     In connection with the tender offer, the Company entered into an Indemnification Agreement that provides, in part, that the Company shall indemnify EMC from all losses sustained by EMC as a result of any breach of certain representations and warranties appearing in the Agreement and Plan of Merger between Softworks and EMC. The term of the Indemnification Agreement is two years from the date of closing. Pursuant to an Escrow Agreement, the Company deposited $10,000,000 of the sales proceeds into an escrow account to secure any potential liabilities arising from the Indemnification Agreement. The escrow funds, net of any claims against them, are to be released to the Company one year from the date of closing.

     NetWolves Corporation

     Pursuant to an agreement dated February 10, 2000, on February 14th, the Company sold its recently formed subsidiary, ComputerCop Corp. to NetWolves Corporation ("NetWolves", traded on the OTCBB under the symbol "WOLV") in exchange for 1,775,000 shares of NetWolves common stock. The assets of ComputerCop Corp. included the ComputerCOP technology (and certain related assets including inventory) and $20.5 million in cash. The transaction was treated as a sale of the ComputerCOP technology for 750,000 shares valued at $15 million and the purchase 1,025,000 shares from NetWolves for $20.5 million. Additionally, the Company purchased 225,000 shares from certain NetWolves shareholders for $4.5 million. The sale of the Company's ComputerCOP technology resulted in a pre-tax gain, net of expenses, of $8,812,000 recorded in the first quarter of 2000.

     The $40,000,000 value of the 2,000,000 shares of NetWolves stock was determined based upon the quoted market price of the NetWolves stock at the time the transaction was agreed to and announced and was also based on a fairness opinion obtained from the Company's investment banker. The Company expects to account for its investment in NetWolves as a marketable security available for sale in accordance with Statement of Financial Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities."

     All of the shares of NetWolves stock owned by the Company ("Trust Shares") are subject to a Voting Trust Agreement wherein the Trustee, NetWolves' Chief Executive Officer, has been granted the right to vote all Trust Shares for a minimum period of six months to a maximum period of two years. The Voting Trust terminates with respect to any shares sold pursuant to a registration statement effected by NetWolves, or at the end of six months in the event (1) NetWolves has not been listed for trading on the NASDAQ SmallCap market or the NASDAQ National Market System, or (2) with respect to shares privately sold, if any, if aggregate sales are 25% or less of the total Trust Shares, and terminates at the end of twelve months with respect to shares privately sold, if any, if aggregate sales are 50% or less of the total Trust Shares. The Company also received piggyback registration rights and a one time demand registration right effective after August 15, 2000, in regard to the NetWolves stock.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


18    Subsequent events (continued)

      Pro forma consolidated financial statements

     Pro  forma   condensed   consolidated   financial   statements  as  if  the
transactions described above were consummated as of December 31, 1999 and as of the beginning of the year ended December 31, 1999, are as follows:

                                            Computer Concepts Corp. and Subsidiaries
                                         Pro Forma Condensed Consolidated Balance Sheet
                                                          (Unaudited)

                                                       December 31, 1999
                                                         (in thousands)

                                                             Pro Forma Adjustments
                                                             ---------------------
                                                          Softworks       NetWolves
                                           Actual         Transaction     Transaction      Pro Forma
                                           ------         -----------     -----------      ---------
Assets
Cash                                      $ 1,852          $ 51,458        $ (25,000)      $ 28,310
Investment in Softworks, held for sale     10,329           (10,329)            -              -
Assets held for sale  ComputerCOP           3,876              -              (3,876)          -
Deferred tax assets, current                9,197            (7,760)          (1,437)          -
Other current assets                        3,130              -                -             3,130
Investment in NetWolves Corporation          -                 -              40,000         40,000
Cash held in escrow                          -               10,000             -            10,000
Property and equipment, net                 1,345              -                -             1,345
Other assets                                  295              -`               -               295
                                         --------          --------        ---------       --------
                                         $ 30,024          $ 43,369        $   9,687       $ 83,080
                                         ========          ========        =========       ========

Liabilities and shareholders' equity

Current liabilities (1)                 $  5,538           $  3,522        $  2,312        $ 11,372
Income taxes payable, current               -                 8,902           1,648          10,550
Shareholders' equity                      24,486             30,945           5,727          61,158
                                        --------           --------        ---------       --------
                                        $ 30,024           $ 43,369        $  9,687        $ 83,080
                                         ========          ========        =========       ========

(1) Pro forma adjustments represent expenses incurred in connection with completing each of the transactions.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


18   Subsequent events (continued)

     Pro forma consolidated financial statements (continued)

                    Computer Concepts Corp. and Subsidiaries
            Pro Forma Condensed Consolidated Statement of Operations
                                   (Unaudited)

                          Year ended December 31, 1999
                                 (in thousands)

                                                        Pro Forma Adjustments
                                                        ---------------------
                                                                        NetWolves/
                                                        Softworks       ComputerCOP
                                        Actual         Transaction      Transaction     Pro Forma
                                        ------         -----------      -----------     ----------

Revenue                                 $ 24,640        $ (10,258)      $   (690)       $  13,692
Cost of revenue                           13,044             (764)          (241)          12,039
                                        --------        ---------       --------        ---------
Gross margin                              11,596           (9,494)          (449)           1,653
Total operating expenses (1)              44,152           (9,342)        (6,547)          28,263
                                        --------        ---------       --------        ---------
Operating (loss) income                  (32,556)            (152)         6,098          (26,610)
Other income (expense)
 Gain on partial disposition of
  Softworks                               17,107          (17,107)            -                -
 Equity in earnings of Softworks             512             (512)            -                -
 Interest and other (expense) income,
  net                                        316               -              -               316
 Minority interest in earnings of
  Softworks                                  (46)              46             -                 -
                                        --------        ---------       --------        ---------

Loss before benefit  (provision)
   income taxes                          (14,667)         (17,725)         6,098          (26,294)

Benefit (provision)for income taxes        9,095           (7,700)        (1,437)             (42)
                                        --------        ---------       --------        ---------
Net loss                                $ (5,572)       $ (25,425)      $  4,661        $ (26,336)
                                        ========        =========       ========        =========

(1)  The  ComputerCOP   operating  expense  adjustment  includes  $5,617,000  of
     amortization expense related to ComputerCOP's intangible assets.


Dividend

     In February, 2000, the Company declared a dividend of $0.10 per share (aggregating approximately $2,000,000) to its shareholders of record on March 15, 2000 and payable on May 1, 2000.