Form 10-Q
period 2000-03-31
COMPUTER CONCEPTS CORP /DE
filed 2000-05-19
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                                   (Mark One)


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000
                                       OR


              [ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ______ to ______

                           Commission File No. 0 20660


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

                              Yes X     No ___


The number of shares of $.0001 par value stock outstanding as of May 18, 2000 was: 21,940,566.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                                     INDEX

  PART I   FINANCIAL INFORMATION                                          Page

    Condensed Consolidated Balance Sheets as of March 31, 2000 and
      December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . .       3


    Condensed Consolidated Statements of Operations and Comprehensive
      Income For the Three Months Ended March 31, 2000 and 1999 . . .       4

    Condensed Consolidated Statements of Cash Flows

      For the Three Months ended March 31, 2000 and 1999  . . . . . .       5

    Notes to Condensed Consolidated Financial Statements  . . . . . .  6 - 14

    Management's Discussion and Analysis of Financial Condition and
     Results of Operations. . . . . . . . . . . . . . . . . . . . . . 15 - 20


  PART II   OTHER INFORMATION

    Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . .      21

    Item 2. Changes in Securities . . . . . . . . . . . . . . . . . .      21

    Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . .      21

    Item 4.  Submission of Matters to a Vote of Security Holders. . .      21

    Item 5. Other Information . . . . . . . . . . . . . . . . . . . .      21

    Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . .      21

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .      22

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                       (in thousands, except share data)

                                                        March 31,      December 31,
                                                          2000            1999
                                                        ---------      ------------
                                                       (Unaudited)
  ASSETS
  Current assets
   Cash and cash equivalents                              $15,324        $ 1,852
   Accounts receivable, net of allowance for sales
     returns and doubtful accounts of $8 and $493
     in 2000 and 1999, respectively                           460            443
   Investment in Softworks, held for sale                      -          10,329
   Assets held for sale - ComputerCOP                          -           3,876
   Deferred tax assets, current                                -           9,197
   Advances to officers                                        -           1,822
   Prepaid expenses and other current assets                  612            865
   Investment in NetWolves Corporation                     31,875             -
   Cash held in escrow                                     10,091             -
                                                          -------        -------
     Total current assets                                  58,362         28,384

  Property and equipment, net                               1,538          1,345
  Other assets                                                320            295
                                                          -------        -------
                                                          $60,220        $30,024
                                                          =======        =======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
   Accounts payable and accrued expenses                  $ 4,210        $ 5,446
   Restructuring costs payable                             11,015             -
   Dividend payable                                         2,194             -
   Deferred maintenance revenue                                32             42
   Income taxes payable                                     3,650             50
                                                          -------        -------
     Total current liabilities                             21,101          5,538
                                                          -------        -------
  Commitments and contingencies

  Shareholders' equity

   Common stock, $.0001 par value; 150,000,000 shares
     authorized; 21,940,566 and 20,765,825 shares issued
     in 2000 and 1999, respectively; and 21,940,566 and
     20,529,245 shares outstanding in 2000 and 1999,
     respectively                                               2              2
   Additional paid-in capital                             103,060        102,868
   Accumulated deficit                                    (58,093)       (77,766)
   Accumulated other comprehensive loss                    (5,850)          (225)
                                                          -------        -------
                                                           39,119         24,879

   Common stock in treasury, at cost  - 236,580 shares         -            (393)
                                                          -------        -------
     Total shareholders' equity                            39,119         24,486
                                                          -------        -------
                                                          $60,220        $30,024
                                                          =======        =======

See notes to condensed consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF
                      OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                       For the three months ended
                                                                March 31,
                                                   -----------------------------------
                                                           2000            1999
                                                          -------        -------
                                                  (In thousands, except per share data)
  Revenue
   Software licenses, net                                 $    35        $ 6,730
   Maintenance                                                 11          3,539
   Professional services                                      480          3,699
                                                          -------        -------
                                                              526         13,968
                                                          -------        -------
  Cost of revenue
   Software licenses, net                                      11            216
   Maintenance                                                 -             548
   Professional services                                       78          3,243
                                                          -------        -------
                                                               89          4,007
                                                          -------        -------
  Gross margin                                                437          9,961
                                                          -------        -------
  Operating expenses
   Research and development                                 3,044          4,470
   Sales and marketing                                      3,293          8,141
   General and administrative                               3,272          2,915
   Amortization and depreciation                              209          1,684
   Non-recurring restructuring charge                      14,813             -
                                                          -------        -------
                                                           24,631         17,210
                                                          -------        -------
  Operating loss                                          (24,194)        (7,249)

  Other income (expenses)
   Gain on sale of Softworks                               47,813          2,031
   Gain on sale of ComputerCOP assets held for sale         8,534             -
   Interest income (expense), net                             332            (12)
   Minority interest in earnings of Softworks                  -             (46)
                                                          -------        -------
  Income (loss) before provision for income taxes          32,485         (5,276)
  Provision for income taxes                              (12,812)           (75)
                                                          -------        -------
  Net income (loss)                                       $19,673        $(5,351)
                                                          =======        =======

  Other comprehensive (loss) income
   Unrealized loss on marketable securities                (5,625)            -
   Foreign currency translation adjustments                    -               3
                                                          -------        -------
  Comprehensive income (loss)                             $14,048        $(5,348)
                                                          =======        =======

  Basic net income (loss) per share                       $  0.96        $ (0.27)
                                                          =======        =======
  Diluted net income (loss) per share                     $  0.93        $ (0.27)
                                                          =======        =======

  Basic weighted average common shares outstanding         20,522         20,089
                                                          =======        =======
  Diluted weighted average common shares outstanding       21,188         20,089
                                                          =======        =======

See notes to condensed consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       For the three months ended
                                                                March 31,
                                                       --------------------------
                                                           2000           1999
                                                          -------        -------
                                                              (In thousands)


  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

  Cash flows from operating activities
   Net income (loss)                                      $19,673        $(5,351)
   Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities
       Depreciation and amortization
         Software costs                                        -             792
         Property and equipment                               212            416
         Excess of cost over fair value of net assets
          acquired                                             -             669
          Other                                                 1              1
       Minority interest in net income of Softworks            -              46
       Provision for doubtful accounts                         -             114
       Deferred income taxes                                9,197            290
       Common stock and options issued for services         2,522          1,744
       Common stock issued for settlement of restructuring
        charges                                             1,180             -
       NetWolves common stock issued for services and for
        settlement of restructuring charges                 2,000
       Softworks common stock exchanged for services           -             634
       Gain on sale of Softworks and ComputerCOP          (56,347)        (2,031)
   Changes in operating assets and liabilities
       Accounts receivable                                    (17)        12,641
       Installment accounts receivable                         -             149
       Prepaid expenses and other current assets              253          5,511
       Assets held for sale - ComputerCOP                     (18)            -
       Cash held in escrow                                    (91)            -
       Other assets                                           (26)           369
       Accounts payable and accrued expenses               (1,648)        (4,239)
       Restructuring costs payable                         11,015             -
       Income taxes payable                                 3,600         (2,043)
       Deferred revenue                                       (10)        (1,366)
                                                          -------        -------
          Net cash (used in) provided by operating
           activities                                      (8,504)         8,346
                                                          -------        -------
  Cash flows from investing activities
    Proceeds from the sale of Softworks stock (net of
     $3,157 of expenses)                                   48,301             -
    Cash utilized in the ComputerCOP/NetWolves
     transaction (including $1,819 of expenses)           (22,319)            -
    Investment in NetWolves Corporation                    (4,500)            -
    Capital expenditures                                     (405)          (745)
    Cash received from the license of technology               -             400
    Software development and technology purchases              -            (222)
    Repayment of officers' loans, net                         899            353
                                                          -------        -------
          Net cash provided by (used in) investing
           activities                                      21,976           (214)
                                                          -------        -------
  Cash flows from financing activities
    Proceeds from long term debt                               -           2,021
    Repayments of long term debt                               -          (5,060)
                                                          -------        -------
          Net cash used in financing activities                -          (3,039)
                                                          -------        -------
  Effects of exchange rate changes on cash and cash
   equivalents                                                 -               3
                                                          -------        -------
  Net increase in cash and cash equivalents                13,472          5,096
  Cash and cash equivalents, beginning of period            1,852          8,176
                                                          -------        -------
  Cash and cash equivalents, end of period                $15,324        $13,272
                                                          =======        =======

See notes to condensed consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

1    Interim financial information

     The condensed consolidated balance sheet as of March 31, 2000, and the condensed consolidated statements of operations and comprehensive income and cash flows for the three months ended March 31, 2000 and 1999, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1999, consolidated financial statements.

2    The Company

     Computer Concepts Corp. and subsidiaries (the "Company") develop, market and support information delivery software products. The Company makes use of its proprietary data access technology, d.b.Express, in its d.b.Express Internet Information Server, more commonly referred to as a "Server Farm." This service presently is being marketed solely to the telecommunications industry. The Server Farm permits end users the ability to access and analyze information through the Internet. Data can be visually presented using the Company's patented data visualization technology.

     In April 2000, the Company began offering a new consulting service, known as Global Telecommunication Solutions ("GTS"). The primary function of the GTS consulting service is to create cost savings for its customers through effectively negotiating their telecommunications and network service provider contracts. The Company intends to combine this service with its Server Farm to create a unique, powerful detailed customer profile. This new, enhanced profile will allow customers to efficiently optimize all telecommunications contract compliance, establish traffic metrics, monitor invoice accuracy and rate compliance as well as support complex invoicing and reporting requirements, exception reporting and electronic invoicing all via the Internet.

     The most significant portion of the Company's operations had historically been conducted through one of its subsidiaries, Softworks, Inc. ("Softworks"). Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. Softworks was wholly owned by the Company through June 29, 1998, and majority owned through March 31, 1999. On January 27, 2000, the Company sold its remaining interest to EMC Corporation for approximately $61 million in cash, before expenses (Note 8).

     In June, 1998, the Company completed an acquisition of software (and related sales and marketing rights) which is designed to provide non computer literate owners (e.g. parents, guardians, schools, etc.) the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the Internet (e.g. children). On February 14, 2000, the Company sold the ComputerCOP technology to NetWolves Corporation (Note 8).

     In 1997, the Company created a business unit, "professional services", which primarily resells computer hardware and for a fee, will assist in the design, construction and installation of technology systems. In 1999, this business unit had one major contract, involving two customers, which was completed in 1999. The Company does not currently have any other sales contracts for this business unit and is no longer actively pursuing new contracts.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

3    Restructuring

     In the first quarter of 2000, the Company's newly appointed Board of Directors approved and the Company announced a restructuring plan that will streamline the Company's operations and overhead structure, including: (i) elimination of employees, expenses and commitments that supported the ComputerCOP technology (sold to NetWolves, Note 8), (ii) elimination of employees, expenses and commitments that supported the Company's development project related to a multi-media display station (Note 11), and
     (iii) general reduction of operating expenses. As a result, the Company recorded a non-recurring restructuring charge of $14,813,000 related to the termination of 53 employees, retirement packages for certain Company officers and directors, certain long-term consulting contracts and operating leases. Cash requirements of this plan are estimated at $12,133,000; $1,180,000 was settled with Company stock; and $1,500,000 was settled with NetWolves common stock. As of March 31, 2000, the remaining cash requirement is $11,015,000, which is expected to be primarily expended during the next 12 months.

     The restructuring charge includes costs directly related to the Company's plan. EITF No. 94-3 and SEC Staff Accounting Bulletin No. 100 provide specific requirements as to appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when details of the severance arrangements are communicated to affected employees (all 53 employees were actually terminated in March 2000). Other exit costs (such as contractual obligations) that are not associated with or that do not benefit activities that will be continued are recognized at the date of commitment to an exit plan subject to certain conditions. Other costs directly related to the restructuring that are not eligible for recognition at the commitment date are expensed as incurred.

     The activity in the restructuring accrual for the quarter ended March 31, 2000 is summarized in the table below:

                            Employee     Officer/director     Consulting      Operating         Other          Total
                            --------     ----------------     ----------      ---------         -----          -----
                          terminations     retirement          contracts        leases
                          ------------     ----------          ---------        ------
                                            packages
                                            --------

  Restructuring charge
  to operations             $2,243,000       $7,535,000       $3,681,000       $369,000       $985,000       $14,813,000

  Cash expenditures             -              (558,000)        (500,000)        -             (60,000)       (1,118,000)
  Company stock
  issuances                   (200,000)        (100,000)        (630,000)        -            (250,000)       (1,180,000)
  Netwolves stock
  exchanged                     -            (1,500,000)          -              -              -             (1,500,000)
                                             ----------                                                      -----------
  Restructuring accrual,
   March 31, 2000           $2,043,000       $5,377,000       $2,551,000       $369,000       $675,000       $11,015,000
                            ==========       ==========       ==========       ========       ========       ===========

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


     -- Employee termination costs represent severance and related benefits for the 53 employees that were terminated in March 2000: 18 employees in sales and administration, 14 employees involved in the development project related to a multi-media display station, 11 employees related to ComputerCOP and 10 employees in general research and development. Of these employees, 44 received severance benefits generally payable over 3 to 9 months, commencing April 2000; one of these employees also received 100,000 shares of Company common stock (valued at $200,000) towards the settlement of his severance obligation.

     -- Officer/director retirement packages represent retirement packages for the Company's Chairman, its Chief Executive Officer and other board members. $1,500,000 was paid with 75,000 shares of NetWolves common stock (valued at $20 per share), $100,000 was paid with 50,000 shares of Company common stock, $558,000 was paid in March 2000, $4,800,000 was paid in April 2000, $500,000 is payable on or before March 1, 2001 and the $77,000 balance relates to employee benefits payable over various time periods.

     -- The Company settled 5 long-term consulting contracts that will no longer be required. The Company agreed to pay off a 1999 consulting agreement with S.J. & Associates, Inc. for $1,276,000. Additionally, the Company settled three consulting agreements that were entered into during 2000 (originally totaling $1,785,000) for an aggregate of $1,277,000 (one of the agreements, settled for $524,000, is with a related party). Further, the Company will pay $1,128,000 as part of a retirement arrangement with the Company's general counsel. These obligations are payable as follows: $630,000 was paid in the form of the Company's common stock; $500,000 cash was paid in March 2000; $1,220,000 cash was paid in April 2000; and the $1,331,000 balance will be paid over the next five years.

     -- Operating leases represent the settlement of the remaining lease payments with respect to certain automobile and equipment leases that are no longer required. Payments are expected to be paid over the remaining terms of the leases, which range from 3 to 38 months.

     -- Other costs represent consulting fees related to the creation and execution of the restructuring plan (including $250,000 to S.J. & Associates, Inc. paid in the form of 125,000 shares of the Company's common stock), legal fees and other exit costs.


4    Shareholders' equity

     In February 2000, the Company declared a dividend of $0.10 per share (aggregating $2,194,000) to its shareholders of record on March 15, 2000 and payable on May 1, 2000.

     During the three month period ended March 31, 2000, the Company issued 1,821,500 shares of its common stock valued at $2.00 per share based on the quoted price of the Company's common stock. The Company also recorded transactions with respect to treasury stock and stock options as detailed below:

          -- Issued 590,000 shares of its common stock as settlement of certain employee, director and consultant liabilities in conjunction with its restructuring plan (Note 3). The shares were valued at $1,180,000.

          -- Issued 534,000 shares of its common stock as settlement of employee bonuses. The shares were valued at $1,068,000, of which $468,000 was accrued in 1999.

          -- Issued 697,500 shares of its common stock to various consultants for which it recorded a non cash charge to earnings of $1,395,000. S.J. & Associates, Inc. was issued 375,000 of these shares upon achieving certain performance goals pursuant to its 1999 contract.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


          -- The Company's Chairman and Chief Executive Officer tendered 410,179 shares of the Company's common stock, valued at $923,000 based on the quoted price at the time, towards the repayment of officers' loans.

          -- The Company retired 236,580 shares of treasury stock purchased by the Company in 1999. The shares were returned to authorized but unissued status.

          -- In March 2000, the Company granted 285,000 options to employees and 70,000 options to consultants for services previously rendered. All options are fully vested, are exercisable at $2.09 per share and expire December 31, 2001. The employee options have an intrinsic value of zero and the options to consultants were valued at $59,000 using the Black-Scholes option-pricing model.

     During the three month period ended March 31, 1999, the Company issued the following restricted common stock:

          -- As part of a bonus incentive compensation plan, the Company issued 470,500 shares to several non-executive employees for which it recorded a non cash charge to earnings, of $826,000;

          -- Issued 510,500 shares of its common stock to various consultants for which it recorded a non cash charge to earnings of $910,000;

          --   In lieu  of  cash,  the  Company  issued  115,000  shares  for an acquisition of a technology license. The Company recorded amortization expense of $8,000 during the three months ended March 31, 1999.

5    Legal matters

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     In August 1999, The Company and its directors were served with a derivative action complaint alleging awards of excess compensation and requesting a judgment in favor of the Company for such excess compensation. The Company and defendants have denied the allegations and are vigorously defending the matter, however, the Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements in regard to this matter.

     In November 1999, the Company (through one of its subsidiaries) was added as a party in an amended complaint. The complaint alleges that a Company consultant violated a personal non- compete agreement in performing services for the Company. The plaintiffs contend that they have been compelled to offer terms more generous to their customers than they otherwise would have offered. Plaintiffs did not disclose the amount of their alleged damages and requested injunctive relief. The Company has denied the allegation and is vigorously defending the matter, however, the Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements in regard to this matter.

6    Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications.

7    Segment information

     The Company and its subsidiaries previously operated in two separate business segments, computer software and professional services. With the sale of Softworks and ComputerCOP (Note 8) and the completion of its major professional services contract, the Company is now operating in one business segment. Its primary activity is providing services to the telecommunications industry through the d.b. Express Server Farm (Note 1).

8    Dispositions

     ComputerCOP Corp.

     On June 30, 1998, pursuant to an Asset Purchase and Sale Agreement, the Company acquired certain software and related sales and marketing rights from Internet Tracking & Security Ventures, LLC ("ITSV") in exchange for 1,900,000 restricted shares of the Company's common stock and 1,000,000 restricted shares of common stock of the Company's then wholly owned subsidiary, Softworks. The acquisition was valued at an aggregate of $12,210,000. The Agreement also included the rights to the use of Richard "Bo" Dietl's name in conjunction with the promotion and endorsement of the software as well as appearances by Mr. Dietl in support of the software in regional and national marketing campaigns.

     The $12,210,000 purchase price was allocated to the fair value of the assets acquired at June 30, 1998, based upon a written valuation from an independent investment-banking firm. Accordingly, $2,700,000 was allocated to "Software costs", $4,150,000 was recorded as "Prepaid expenses and other current assets" and $5,360,000 was recorded as "Excess of cost over fair value of net assets acquired". The "assets held for sale ComputerCOP" at December 31, 1999 included $250,000 of inventories, $1,064,000 of software costs and $2,562,000 of goodwill.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     In March 1999, the Company sold certain rights to license ComputerCOP to a marketing company (Bo-Tel, Inc.) for $400,000. The license rights were limited to granting a specified original equipment manufacturer of personal computers the right to embed the software in its computers for sale to the general public. Bo-Tel, Inc. is an affiliate of ITSV, and accordingly, this sale was accounted for as a reduction of the cost of the assets acquired from ITSV.

     Pursuant to an agreement dated February 10, 2000, on February 14th, the Company sold its recently formed subsidiary, ComputerCop Corp. to NetWolves Corporation ("NetWolves", traded on the NASDAQ SmallCap Market under the symbol "WOLV") in exchange for 1,775,000 shares of NetWolves common stock. The assets of ComputerCop Corp. included the ComputerCOP technology (and certain related assets including inventory) and $20.5 million in cash. The transaction was treated as a sale of the ComputerCOP technology for 750,000 shares valued at $15 million and the purchase of 1,025,000 shares from NetWolves for $20.5 million. Additionally, the Company purchased 225,000 shares from certain NetWolves shareholders for $4.5 million. The sale of the Company's ComputerCOP technology resulted in a pre-tax gain of $8,534,000, net of $2,572,000 of expenses, recorded in the first quarter of 2000. The $40,000,000 value of the 2,000,000 shares of NetWolves stock was determined based upon the quoted market price ($20. per share) of the NetWolves stock at the time the transaction was agreed to and announced and was also based on a fairness opinion obtained from the Company's investment banker.

     All of the shares of NetWolves stock owned by the Company ("Trust Shares") are subject to a Voting Trust Agreement wherein the Trustee, NetWolves' Chief Executive Officer, has been granted the right to vote all Trust Shares for a minimum period of six months to a maximum period of two years. The Voting Trust terminates with respect to any shares sold pursuant to a registration statement effected by NetWolves. The Voting Trust also terminates at the end of six months with respect to shares privately sold (if any), if aggregate sales are 25% or less of the total Trust Shares, and terminates at the end of twelve months with respect to shares privately sold (if any), if aggregate sales are 50% or less of the total Trust Shares. The Company also received piggyback registration rights and a one time demand registration right effective after August 15, 2000, in regard to the NetWolves stock.

     As of March 31, 2000, the Company owns 1,875,000 shares of NetWolves common stock: 75,000 shares were exchanged as part of the restructuring plan (Note
     3), 25,000 shares were used to pay legal fees to the Company's general counsel with respect to the NetWolves transaction, and 25,000 shares were issued as a bonus to an executive officer. All shares exchanged were valued at $20. The Company accounts for its investment in NetWolves as a marketable security available for sale in accordance with Statement of Financial Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities." At March 31, 2000, the quoted market value of the 1,875,000 shares of NetWolves common stock was $31,875,000 ($17 per share). The unrealized loss of $5,625,000 was recorded as a charge to "accumulated other comprehensive loss." On May 18, 2000, the quoted market value of the NetWolves common stock was $18,281,000 ($9.75 per share).

     Softworks, Inc.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Pursuant to a tender offer dated December 21, 1999, the Company sold its remaining 35% interest in Softworks (a total of 6,145,767 shares) to EMC Corporation and its subsidiary ("EMC") for $10.00 per share. The transaction, which was completed on January 27, 2000, provided aggregate cash proceeds of $61,458,000 (less $10,000,000 placed in escrow) and resulted in a pre-tax gain of $47,813,000, net of $3,316,000 of expenses, recorded in the first quarter of 2000.

     In connection with the tender offer, the Company entered into an Indemnification Agreement that provides, in part, that the Company shall indemnify EMC from all losses sustained by EMC as a result of any breach of certain representations and warranties appearing in the Agreement and Plan of Merger between Softworks and EMC. The term of the Indemnification Agreement is two years from the date of closing. Pursuant to an Escrow Agreement, the Company deposited $10,000,000 of the sales proceeds into an interest bearing escrow account to secure any potential liabilities arising from the Indemnification Agreement. The escrow funds, net of any claims against them, are to be released to the Company one year from the date of closing.

     Pro forma condensed consolidated statements of operations (unaudited)

     Pro forma condensed consolidated statements of operations as if the transactions described above were consummated as of the beginning of each of the quarters ended March 31, 2000 and 1999, are as follows (in thousands):

                                                 Three months ended March 31, 2000
                                                        Pro Forma Adjustments
                                                        ---------------------
                                                                    NetWolves/
                                                      Softworks    ComputerCOP
                                        Actual       Transaction   Transaction     Pro Forma
                                        ------       -----------   -----------     ---------
  Revenue                               $   526        $      -       $   (35)      $    491
  Cost of revenue                            89               -           (11)            78
                                        -------        --------       -------       --------
  Gross margin                              437               -           (24)           413

  Total operating expenses               24,631               -          (229)        24,402
                                        -------        --------       -------       --------
  Operating loss                        (24,194)              -           205        (23,989)

  Other income (expense)
   Gain on sale of Softworks             47,813         (47,813)            -              -
   Gain on sale of ComputerCOP assets,
        held for sale                     8,534               -        (8,534)             -
   Other, net                               332               -             -            332
                                        -------        --------       -------       --------
  Income (loss) before provision for
   income taxes                          32,485         (47,813)       (8,329)       (23,657)

  Provision for income taxes            (12,812)         10,800         1,997            (15)
                                        -------        --------       -------       --------
  Net income (loss)                     $19,673        $(37,013)      $(6,332)      $(23,672)
                                        =======        ========       =======       ========

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                 Three months ended March 31, 1999
                                                        Pro Forma Adjustments
                                                        ---------------------
                                                                    NetWolves/
                                                      Softworks    ComputerCOP
                                        Actual       Transaction   Transaction     Pro Forma
                                        ------       -----------   -----------     ---------
  Revenue                               $13,968        $(10,258)      $    (3)      $ 3,707
  Cost of revenue                         4,007            (764)          (19)        3,224
                                        -------        --------       -------       --------
  Gross margin                            9,961          (9.494)           16           483

  Total operating expenses               17,210          (9,342)       (1,838)        6,030
                                        -------        --------       -------       --------
  Operating loss                         (7,249)           (152)        1,854        (5,547)

  Other income (expense)
   Gain on sale of Softworks              2,031          (2,031)            -             -
   Other, net                               (58)             92             -            34
                                        -------        --------       -------       --------
  Loss before provision for income
  taxes                                  (5,276)         (2,091)        1,854        (5,513)

  Provision for income taxes                (75)             60             -           (15)
                                        -------        --------       -------       --------
  Net loss                              $(5,351)       $ (2,031)      $ 1,854       $ (5,528)
                                        =======        ========       =======       ========

9    Income taxes

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

     As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000 (Note 8), the Company recognized a taxable gain in the first quarter of 2000 and utilized all of its currently available net operating loss carryforwards. The Company's tax provision for the quarter ended March 31, 2000, consists of deferred tax expense of $9,197,000 and current tax expense of $3,615,000.

10   Earnings per share

     For 1999, outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be antidilutive. For 2000, the Company's dilutive instruments are "in the money" stock options with various exercise dates and prices. The Company uses the treasury stock method to calculate the effect that the conversion of the stock options would have on earnings per share ("EPS"). The following table sets forth the computation of basic and diluted EPS:

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                   Three months ended March 31,
                                                   ---------------------------
                                                        2000         1999
                                                      -------       -------
                                              (in thousands, except per share data)

             Numerator:
               Net income (loss)                      $ 19,673      $(5,351)
             Denominator:                             ========      =======
               Weighted average shares outstanding
               (Denominator for basic EPS)              20,522       20,089

               Effect of dilutive securities
                  Stock options                            666          N/A
                                                       -------      -------
             Denominator for diluted EPS                21,188       20,089
                                                       =======      =======
             Basic net income (loss) per share        $   0.96      $ (0.27)
             Diluted net income (loss) per share      $   0.93      $ (0.27)

11   Multi-media display station

     During 1999, the Company began to develop a unique multi-media display station, which combines Internet strategy and e-commerce with multi-media forms of delivery, presentation and interaction with end-users. This Internet based communications/advertising network was being designed by the Company to create a means by which businesses could promote specific brand/product/service awareness. The Company intended to market this technology in association with owners and/or managers of high traffic venue areas (i.e., malls, airports, etc.) to local, regional and national businesses. From inception through March 31, 2000, the Company invested approximately $7,000,000 in its marketing and development efforts (charged to operations as incurred). Additional funds will be required in order to complete development and bring the product to market. As part of the Company's restructuring plan (Note 3), the newly appointed Board of Directors agreed that it was in the Company's best interest to immediately cease all funding of this project, while maximizing its value. As a result, in April 2000, the Company entered into a contractual arrangement with an unrelated third party, whereby the Company transferred all of its in-process research and development technology related to the multi-media display station for the rights to 50% of the future profits (as defined), if any, from the third party's operation or sale of this technology. The third party agreed to utilize its contacts in the industry and also agreed to fund all future costs associated with the continued development and marketing of the display station. There can be no assurances that the Company will recognize any proceeds from this transaction. The related intangible assets continue to be recorded at their net book value of zero.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                      MANAGEMENT DISCUSSIONS AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Forward looking statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's' management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, the risk of errors or failures in the Company's software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

Overview

Computer Concepts Corp. and subsidiaries (the "Company") develop, market and support information delivery software products. The Company makes use of its proprietary data access technology, d.b.Express, in its d.b.Express Internet Information Server, more commonly referred to as a "Server Farm." This service presently is being marketed solely to the telecommunications industry. The Server Farm permits end-users the ability to access and analyze information through the Internet. Data can be visually presented using the Company's patented data visualization technology. In April 2000, the Company began offering a new consulting service, known as Global Telecommunications Solutions ("GTS"). The primary function of GTS is to create cost savings for its customers through effectively negotiating their telecommunications and network service provider contracts. The Company intends to combine this service with its Server Farm to create a unique, powerful detailed information source for its customer.

In the first quarter of 2000, the Company's newly appointed Board of Directors approved and the Company announced a restructuring plan that it believes will streamline the Company's operations and reduce overhead. As a result, the Company recorded a non-recurring restructuring charge of $14,813,000.

In February 2000 the Company sold its recently formed subsidiary, ComputerCop Corp. to NetWolves Corp. ("NetWolves") for 1,775,000 shares of NetWolves common stock.

The most significant portion of the Company's operations had historically been conducted through one of its subsidiaries, Softworks, Inc. ("Softworks"). Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. Softworks was wholly owned by the Company through June 29, 1998, and majority owned through March 31, 1999. On January 27, 2000, the Company sold its remaining interest to EMC Corporation.

In 1997, the Company created a business unit, "professional services", which primarily resells computer hardware and for a fee, will assist in the design, construction and installation of technology systems. In 1999, this business unit had one major contract, involving two customers, which was completed in 1999. The Company does not currently have any other sales contracts for this business unit and is no longer actively pursuing new contracts.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                      MANAGEMENT DISCUSSIONS AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Results of operations

Commencing April 1, 1999, Softworks' results were accounted for using the equity method of accounting and were no longer consolidated. Under the equity method of accounting, the Company's share of Softworks' earnings or losses were included in the Company's consolidated operating results in a single line item. Pro forma condensed consolidated operating results as if Softworks were accounted for using the equity method for the quarter ended March 31, 1999, on a consistent basis with the actual results for the quarter ended March 31, 2000, is as follows:

                    Computer Concepts Corp. and Subsidiaries
                    ----------------------------------------
      Actual and Pro Forma Condensed Consolidated Statements of Operations
      --------------------------------------------------------------------

                                                   For the three months ended
                                                   --------------------------
                                                           March 31,
                                                           ---------
                                                        (in thousands)
                                                     2000           1999
                                                     ----           ----
                                                   (Actual)      (Proforma)
                                                    ------        --------
  Revenue

       Software licenses, net                      $    35         $     -
       Maintenance                                      11              11
       Professional services                           480           3,699
                                                   -------         -------
                                                       526           3,710
                                                   -------         -------
  Cost of revenue
       Software licenses                                11               -
       Maintenance                                       -               -
       Professional services                            78           3,243
                                                   -------         -------
            Gross margin                               437             467
                                                   -------         -------
  Research and development                           3,044           1,971
  costs
  Sales and marketing costs                          3,293           3,199
  General and administrative                         3,272           1,725
  costs
  Amortization and depreciation                        209             974

  Non-recurring restructurxing
  charge                                            14,813               -
                                                   -------         -------
                                                    24,631           7,869
                                                   -------         -------
            Operating loss                         (24,194)         (7,402)
  Gain on sale of Softworks                         47,813           2,031
  Gain on sale of ComputerCOP
  assets held for sale                               8,534               -
  Interest and other income                            332              20
  Provision for income taxes                       (12,812)              -
                                                   -------         -------
  Net income (loss)                                $19,673         $(5,351)
                                                   =======         =======

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSIONS AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

The following discussion about the results of operations is based on the operating results as presented in the above table.

For the three month period ended March 31, 2000, total revenue decreased by $3,184,000, when compared to the three month period ended March 31, 1999, primarily as a result of a $3,399,000 decrease in its hardware reselling business unit. The Company has no open hardware contracts, and, in January 2000, elected to significantly curtail the operations of this business unit. Also included in the professional services category is revenue generated from the Server Farm. At present, this technology has been developed to provide services solely to the telecommunications industry. For the three months ended March 31, 2000, and 1999, revenue was $480,000 and $300,000, respectively. The Company is currently negotiating/finalizing several new contracts, which if consummated, should increase revenue. Substantially all of the revenue in the software license category relates to ComputerCOP. During the first quarter of 2000, the Company sold the ComputerCOP technology. See Note 8. During the first quarter of 2000, the Company's primary source of revenue was generated from the Server Farm. While there can be no assurances, the Company believes that its new GTS consulting services will begin to generate revenue in July 2000.

The Server Farm generates much higher gross margin than did the reselling business unit. The Server Farm cost of revenue consists primarily of the direct labor associated with processing call detail records. The cost of revenue related to the resale of computer hardware consisted primarily of amounts paid to the Company's suppliers for goods and services. The cost of revenue related to the Server Farm, for the three month period ended March 31, 2000, was $78,000, or 16.2% of revenue. The cost of revenue related to the Server Farm, for the three month period ended March 31, 1999, was $77,000, or 25.7% of revenue. The Company believes that the cost of revenue associated with the Server Farm revenue is not directly proportional. As such, as revenue increases, costs, as a percentage of revenue, should decrease. The depreciation of the Server Farm's hardware is included in "Amortization and depreciation."

Research and development expenses include costs for the development of the multi-media display station, salaries and related costs for software developers, quality assurance and documentation personnel involved in the Company's research and development efforts. Costs attributable to the development of the multi-media display station was $245,000 in the 1999 period and increased by $1,548,000 to $1,793,000 in the 2000 period. Pursuant to the restructuring plan, the Company ceased development of this project thereby eliminating these development costs in the future. The Company also reduced its development costs with respect to the Server Farm by $475,000, when comparing the 2000 period to 1999. The Company anticipates further reductions in future periods.

Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. Expenses increased $94,000 to $3,293,000 for the three-month period ended March 31, 2000, when compared to $3,199,000 for the three month period ended March 31, 1999. Included in this change was a reduction of approximately $975,000 in non-cash advertising charges related to ComputerCOP taken in 1999, but not in 2000. Since ComputerCOP was sold in the first quarter of 2000, these costs will be eliminated in the future. Costs attributable to the sales and marketing of the multi-media display station was $81,000 in the 1999 period and increased by $516,000 to $597,000 in the 2000 period. Pursuant to the restructuring plan, the Company ceased marketing this project thereby eliminating these sales and marketing costs in the future. The balance of the change in sales and marketing costs, an increase of $553,000, relate to the Company's Server Farm (in the telecommunications industry as well as exploring new vertical market applications) and marketing research for products and services currently under development. While sales and marketing expenses have risen, the Company believes that its expenditures were necessary in order to maintain and improve market position and product recognition. The Company believes sales and marketing expenses should be lower in future periods.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSIONS AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead. Expenses increased $1,547,000 to $3,272,000 for the three-month period ended March 31, 2000, when compared to the three-month period ended March 31, 1999. Major factors contributing to this increase include, among other things, increased compensation, legal expenses incurred in defending the Company from litigation and the retention of financial consultants. As a result of reductions made pursuant to the Company's restructure plan, the Company believes general and administrative expenses should be lower in future periods.

Amortization and depreciation expenses decreased $765,000 when comparing the three-month periods ended March 31, 2000 and March 31, 1999. The decrease is primarily attributable to the elimination of purchased software and goodwill acquired in the ComputerCOP transaction. See Note 8.

Gain on sale of Softworks of $47,813,000 represents the gain associated with a tender offering for the purchase of Softworks common stock made by EMC Corporation, which was completed on January 27, 2000. See Note 8.

Gain on sale of ComputerCOP assets held for sale of $8,534,000 represents the gain associated with an agreement dated February 10, 2000 for the sale of the ComputerCOP subsidiary to NetWolves Corporation. See Note 8.

As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000, the Company recognized a taxable gain in the first quarter of 2000 and utilized all of its currently available net operating loss carryforwards. The Company's tax provision for the quarter ended March 31, 2000, consists of deferred tax expense of $9,197,000 and current tax expense of $3,615,000.

Financial Condition and Liquidity

During the first quarter of 2000, the Company continued to incur substantial operating losses and used substantial amounts of cash in operating activities, which were primarily financed through sale of Softworks common stock. The Company sold its remaining interest in Softworks to EMC Corporation and its subsidiary ("EMC") for $10.00 per share. The transaction was completed on January 27, 2000, and provided cash proceeds of $48,301,000 (net of expenses and fees of $3,157,000), and $10,000,000, which was placed in an interest bearing escrow account. The escrow funds, net of any claims against them, are to be released to the Company one year from the date of closing. Also during the first quarter of 2000, the Company sold ComputerCOP Corp. for 1,775,000 shares of NetWolves Corp., valued at $20 per share (aggregating $35,500,000). The assets of ComputerCOP Corp. included the ComputerCOP technology (and certain related assets including inventory) and $20,500,000 in cash. The Company purchased 225,000 additional shares from certain NetWolves shareholders for $4,500,000. The Company paid approximately $1,819,000 in related fees and expenses. See Note 8.

In the first quarter of 2000, the Company's newly appointed Board of Directors approved and the Company announced a restructuring plan that it believes will streamline the Company's operations and overhead structure (Note 3). Key elements of the restructure plan include: (i) elimination of employees, expenses and commitments that supported the ComputerCOP technology (sold to NetWolves, see Note 8), (ii) elimination of employees, expenses and commitments that supported the Company's development project related to a multi-media display station (see Note 11), and (iii) general reduction of corporate operating expenses. The activity for the quarter ended March 31, 2000 and through May 15, 2000, is summarized in the table below:

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSIONS AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                          Employee    Officer/director   Consulting   Operating      Other        Total
                          --------    ----------------   ----------   ---------      -----        -----
                        terminations      retirement     contracts      leases
                        ------------      ----------     ---------      ------
                                           packages
                                           --------
  Restructuring charge
  to operations           $2,243,000     $7,535,000     $3,681,000     $369,000     $985,000   $14,813,000

  Cash paid                   -            (558,000)      (500,000)      -           (60,000)   (1,118,000)
  Company stock
  issuances                 (200,000)      (100,000)      (630,000)      -          (250,000)   (1,180,000)
  Netwolves stock
  exchanged                   -          (1,500,000)        -            -            -         (1,500,000)
                          ----------     ----------     ----------     --------     --------   -----------
  Balance  March 31, 2000  2,043,000      5,377,000      2,551,000      369,000      675,000    11,015,000
  Cash paid                 (397,000)    (4,807,000)    (1,247,000)     (30,000)      -         (6,481,000)
                          ----------     ----------     ----------     --------     --------   -----------
  Restructuring accrual,
     May 15, 2000         $1,646,000     $  570,000     $1,304,000     $339,000     $675,000   $ 4,534,000
                          ==========     ==========     ==========     ========     ========   ===========

The balance of the restructuring liability is payable as follows: $2,821,000 payable during the next 10 months, $483,000 is payable over various periods up to 36 months and $1,230,000 is payable over the next five years.

As discussed above and as detailed in the Condensed Consolidated Statement of Cash Flows, during the quarter ended March 31, 2000, the Company received
$48,301,000 from the sale of Softworks, utilized $26,819,000 in the NetWolves/ComputerCOP transaction and $8,504,000 in operating activities (including $1,118,000 from the restructuring) resulting in a cash balance of $15,324,000 as of March 31, 2000. Subsequent to March 31, 2000, the Company paid a dividend to its stockholders totaling $2,194,000, paid restructuring costs of $6,481,000, reduced its March 31, 2000 accounts payable and accrued expenses by approximately $2,300,000 and paid current operating expenses of approximately $507,000, resulting in a cash balance of $3,842,000 as of May 15, 2000.

Management's current short-term plan is primarily focused on achieving operating profit by successfully marketing innovative software products and services which capitalize on the Company's patented technologies. To achieve its goals, the Company has restructured its operations, which reduced its operating expenses, while continuing to market the Server Farm to the telecommunications sector. Additionally, the Company intends to successfully market its new consulting service, GTS. The Company is continually reviewing its long-term business strategy.

As discussed in Note 11, in April 2000, the Company entered into a contractual arrangement with an unrelated third party, whereby the Company transferred all of its in-process research and development technology related to the multi-media display station for the rights to 50% of the future profits (as defined), if any, from the third party's operation or sale of this technology. The third party agreed to utilize its contacts in the industry and also agreed to fund all future costs associated with the continued development and marketing of the display station. There can be no assurances that the Company will recognize any proceeds from this transaction.


While management believes that its plan will ultimately enable them to achieve positive cash flows from operations, until such time, substantial cash may be necessary to implement such plan. Although there can be no assurances, management has several sources to fund the development of its plan, including the $10,000,000 currently being held in escrow which becomes available to the Company (net of any claims) in January 2001, or the partial disposition (if necessary) of its recent investment in NetWolves. The Company is also seeking to obtain a line of credit.

NetWolves is an innovator of all-in-one Internet gateway software systems, which is a trend in the networking industry due to the enhanced functionality, offered to end-users. Their primary product is marketed under the trade name, FoxBox. NetWolves incorporates a series of software modules managed by a single administrative interface that protects end user investment and offers cost savings. NetWolves also offers Internet based distance training and profit enhancing programs for the petroleum industry. At March 31, 2000, the quoted market value of the 1,875,000 shares of NetWolves common stock was $31,875,000 ($17 per share). On May 18, 2000, the quoted market value of the NetWolves common stock was $18,281,000 ($9.75 per share).

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSIONS AND ANALYSIS
                      OF FINANCIAL CONDITION AND LIQUIDITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


YEAR 2000 ISSUES

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue". However it possible that the full impact of the date change, which was of concern to computer programs that use two digits instead of four digits to define years, has not been fully recognized. The Company believes that any such problems are unlikely and that should they occur, they would be minor and correctable. In addition, the Company could still be negatively affected if the Year 2000 or similar issues adversely affect any of its suppliers. The Company is currently not aware of any significant Year 2000 or similar problems that have arisen for any of its vendors.

The Company estimates that it expended approximately $50,000 on Year 2000 readiness efforts through March 31, 2000. The Company does not anticipate any further expenditures in connection with the Year 2000 issue.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Item 1. Legal Proceedings
    Not applicable.

Item 2. Changes in Securities
    Not applicable.

Item 3. Defaults Upon Senior Securities
    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
    Not applicable.

Item 5. Other Information
    Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

Report on Form 8-K dated March 2, 2000 covering Item 2- Disposition of Assets and Item 7- Financial Statements and Exhibits relating to sale of ComputerCop Corp.

Report on Form 8-K dated February 9, 2000 covering Item 2- Disposition of Assets and Item 7- Financial Statements and Exhibits relating to sale of the Company's holdings of Softworks, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER CONCEPTS CORP.



/s/ James Cannavino
------------------------
James Cannavino
Chairman and Director



/s/ George Aronson
------------------------
George Aronson
Chief Financial Officer




Date:  May 18, 2000