Form 10-Q
period 2000-06-30
COMPUTER CONCEPTS CORP /DE
filed 2000-08-14
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                                   (Mark One)


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                                       OR


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

                             Yes  X         No ___


The number of shares of $.0001 par value stock outstanding as of August 14, 2000 was: 21,931,766.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                                     INDEX

PART I   FINANCIAL INFORMATION                                              Page

  Condensed  Consolidated  Balance Sheets as of June 30, 2000 and
   December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . .         3

  Condensed Consolidated Statements of Operations and Comprehensive
   Income For the Three and Six Months Ended June 30, 2000 and 1999. .         4

  Condensed Consolidated Statements of Cash Flows
   For the Six Months ended June 30, 2000 and 1999 . . . . . . . . . .         5

  Notes to Condensed Consolidated Financial Statements . . . . . . . .    6 - 15

  Management's Discussion and Analysis of Financial Condition and
   Results of Operations . . . . . . . . . . . . . . . . . . . . . . .   16 - 21


PART II   OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .        22

  Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .        22

  Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .        22

  Item 4.  Submission of Matters to a Vote of Security Holders . . . .        22

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .        22

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .        22

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                       (in thousands, except share data)

                                                               June 30,      December 31,
                                                                 2000           1999
                                                              -----------    ------------
                                                              (Unaudited)

  ASSETS
  Current assets
     Cash and cash equivalents                                $ 2,453           $ 1,852
     Accounts receivable, net of allowance for sales returns
       and doubtful accounts of $8 and $493 in 2000 and 1999,
       respectively                                               196               443
     Investment in Softworks, held for sale                        -             10,329
     Assets held for sale - ComputerCOP                            -              3,876
     Deferred tax assets, current                                  -              9,197
     Advances to officers                                          -              1,822
     Prepaid expenses and other current assets                    619               865
     Investment in NetWolves Corporation                       18,867               -
     Cash held in escrow                                       10,072               -
                                                              -------           -------
        Total current assets                                   32,207            28,384

  Property and equipment, net                                   1,452             1,345
  Other assets                                                    343               295
                                                              -------           -------
                                                              $34,002           $30,024
                                                              =======           =======
  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
     Accounts payable and accrued expenses                    $ 1,554           $ 5,446
     Restructuring costs payable, current portion               2,725               -
     Deferred maintenance revenue                                  21                42
     Income taxes payable                                       3,265                50
                                                              -------           -------
        Total current liabilities                               7,565             5,538

  Restructuring costs payable, long-term                        1,153               -
                                                              -------           -------
        Total liabilities                                       8,718             5,538
                                                              -------           -------
  Commitments and contingencies

  Shareholders' equity
     Common stock, $.0001 par value; 150,000,000 shares
       authorized; 21,931,766 and 20,765,825 shares issued
       in 2000 and 1999, respectively; and 21,931,766 and
       20,529,245 shares outstanding in 2000 and 1999,
       respectively                                                 2                 2
     Additional paid-in capital                               103,276           102,868
     Unearned compensation                                       (199)              -
     Accumulated deficit                                      (58,920)          (77,766)
     Accumulated other comprehensive loss                     (18,875)             (225)
                                                              -------           -------
                                                               25,284            24,879
     Common stock in treasury, at cost  - 236,580 shares          -                (393)
                                                              -------           -------
        Total shareholders' equity                             25,284            24,486
                                                              -------           -------
                                                              $34,002           $30,024
                                                              =======           =======

See notes to condensed consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                      OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                     (in thousands, except per share data)

                                              Three Months Ended        Six Months Ended
                                              ------------------        ----------------
                                                    June 30,                 June 30,
                                                    --------                 --------
                                              2000         1999        2000           1999
                                              ----         ----        ----           ----
Revenue
   Software licenses, net                   $   -        $   218      $    35         $ 6,940
   Maintenance                                   11           10           21           3,549
   Professional services                        489        9,417          970          13,124
                                            -------      -------      -------         -------
                                                500        9,645        1,026          23,613
                                            -------      -------      -------         -------
Cost of revenue
   Software licenses, net                       -             42           11             277
   Maintenance                                  -            -            -               548
   Professional services                         80        8,573          182          11,816
                                            -------      -------      -------         -------
                                                 80        8,615          193          12,641
                                            -------      -------      -------         -------
Gross margin                                    420        1,030          833          10,972
                                            -------      -------      -------         -------
Operating expenses
   Research and development                     479        1,432        3,499           5,745
   Sales and marketing                          351        3,121        3,643          11,401
   General and administrative                   597        1,726        3,870           4,641
   Amortization and depreciation                225          995          434           2,679
   Non-recurring restructuring charge           192          -         15,005             -
                                            -------      -------      -------         -------
                                              1,844        7,274       26,451          24,466
                                            -------      -------      -------         -------
Operating loss                               (1,424)      (6,244)     (25,618)        (13,494)

Other income (expenses)
   Gain on sale of Softworks                    -         14,410       47,813          16,441
   Gain on sale of ComputerCOP
      assets held for sale                      -            -          8,534             -
   Interest income (expense), net               212           27          544              16
   Equity in loss of Softworks                  -           (125)         -              (125)
   Minority interest in earnings of
      Softworks                                 -            -            -               (46)
                                            -------      -------      -------         -------
Income (loss) before (provision for)
      benefit from income taxes              (1,212)       8,068       31,273           2,792
(Provision for) benefit from income
      taxes                                     385          -        (12,427)            (75)
                                            -------      -------      -------         -------
Net income (loss)                           $  (827)     $ 8,068      $18,846         $ 2,717
                                            =======      =======      =======         =======
Other comprehensive (loss) income
   Unrealized loss on marketable
      securities                            (13,250)         -        (18,650)            -
   Foreign currency translation
      adjustments                               -            -            -                 3
                                           --------      -------      -------         -------
Comprehensive income (loss)                $(14,077)     $ 8,068      $   196         $ 2,720
                                           ========      =======      =======         =======
Basic net income (loss) per share          $  (0.04)     $  0.39      $  0.89         $  0.13
                                           ========      =======      =======         =======
Diluted net income (loss) per share        $  (0.04)     $  0.39      $  0.87         $  0.13
                                           ========      =======      =======         =======
Basic weighted average common
   shares outstanding                        21,939       20,454       21,230          20,272
                                           ========      =======      =======         =======
Diluted weighted average common
   shares outstanding                        21,939       20,454       21,664          20,272
                                           ========      =======      =======         =======

See notes to condensed consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              For the six months ended
                                                                     June 30,
                                                              ------------------------
                                                                  2000        1999
                                                                  ----        ----
                                                                   (In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
   Net income                                                    $18,846     $ 2,717
   Adjustments to reconcile net income to net cash (used in)
    provided by operating activities
      Depreciation and amortization
         Software costs                                              -         1,142
         Property and equipment                                      441         600
         Excess of cost over fair value of net assets acquired       -         1,096
         Other                                                         1         125
      Minority interest in net income of Softworks                   -            46
      Deferred income taxes                                        9,197         290
      Common stock and options issued for services                 2,539       2,140
      Common stock issued for settlement of restructuring charges  1,180         -
      NetWolves common stock issued for services and for
       settlement of restructuring charges                         2,000
      Softworks common stock exchanged for services                  -         1,729
      Gain on sale of Softworks and ComputerCOP                  (56,347)    (16,441)
   Changes in operating assets and liabilities
      Accounts receivable                                            247      10,843
      Installment accounts receivable                                -           149
      Inventories                                                    -            35
      Prepaid expenses and other current assets                      229       1,284
      Assets held for sale -- ComputerCOP                            (18)        -
      Cash held in escrow                                            (72)        -
      Other assets                                                   (49)        357
      Accounts payable and accrued expenses                       (4,304)     (2,584)
      Restructuring costs payable                                  3,878         -
      Income taxes payable                                         3,215      (2,043)
      Deferred revenue                                               (21)     (1,378)
                                                                 -------     -------
            Net cash (used in) provided by operating activities  (19,038)        107
                                                                 -------     -------
Cash flows from investing activities
   Proceeds from the sale of Softworks stock (net of $3,157
    expenses - 2000)                                              48,301      17,406
   Reduction in cash resulting from excluding Softworks from
    consolidation                                                    -        (6,759)
   Proceeds from sales of Softworks common stock                     -           240
   Cash utilized in the ComputerCOP/NetWolves transaction
    (including $1,819 of expenses)                               (22,319)        -
   Investment in NetWolves Corporation                            (4,500)        -
   Capital expenditures                                             (548)     (1,088)
   Cash received from the license of technology                      -           400
   Software development and technology purchases                     -          (190)
   Repayment of officers' loans, net                                 899         155
                                                                 -------     -------
            Net cash provided by investing activities             21,833      10,164
                                                                 -------     -------
Cash flows from financing activities
   Payment of dividend                                            (2,194)        -
   Proceeds from long term debt                                      -         2,021
   Repayments of long term debt                                      -        (5,065)
                                                                 -------     -------
            Net cash used in financing activities                 (2,194)     (3,044)
                                                                 -------     -------
Effects of exchange rate changes on cash and cash equivalents        -             3
                                                                 -------     -------
Net increase in cash and cash equivalents                            601       7,230
Cash and cash equivalents, beginning of period                     1,852       8,176
                                                                 -------     -------
Cash and cash equivalents, end of period                         $ 2,453     $15,406
                                                                 =======     =======

See notes to condensed consolidated financial statements.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


1    Interim financial information

     The condensed consolidated balance sheet as of June 30, 2000, and the condensed consolidated statements of operations and comprehensive income and cash flows for the three and six months ended June 30, 2000 and 1999, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1999, consolidated financial statements.

2    The Company

     Computer Concepts Corp. and subsidiaries (the "Company") develop, market and support information delivery software products. The Company makes use of its proprietary data access technology, d.b.Express, in its d.b.Express Internet Information Server, more commonly referred to as a "Server Farm." This service presently is being marketed solely for telecommunications analysis. The Server Farm permits end users the ability to access and analyze information through the Internet. Data can be visually presented using the Company's patented data visualization technology.

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

     In June 1998, the Company completed an acquisition of software (and related sales and marketing rights) which is designed to provide non computer literate owners (e.g. parents, guardians, schools, etc.) the ability to identify threats as well as objectionable material that may be viewed by users of the computer on the Internet (e.g. children). On February 14, 2000, the Company sold the ComputerCOP technology to NetWolves Corporation (Note 8).

     In 1997, the Company created a business unit, "professional services", which primarily resells computer hardware and for a fee, will assist in the design, construction and installation of technology systems. In 1999, this business unit had one major contract, involving two customers, which was

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


     completed in 1999. The Company does not currently have any other sales contracts for this business unit and is no longer actively pursuing new contracts.

3    Restructuring

     In the first quarter of 2000, the Company's newly appointed Board of Directors approved and the Company announced a restructuring plan that will streamline the Company's operations and overhead structure, including: (i) elimination of employees, expenses and commitments that supported the ComputerCOP technology (sold to NetWolves, Note 8), (ii) elimination of employees, expenses and commitments that supported the Company's development project related to a multi-media display station (Note 11), and
     (iii) general reduction of operating expenses. As a result, the Company recorded a non-recurring restructuring charge of $15,005,000 during the six months ended June 30, 2000, related to the termination of 53 employees, retirement packages for certain Company officers and directors, certain long-term consulting contracts and operating leases. Cash requirements of this plan are estimated at $12,325,000; $1,180,000 was settled with Company stock; and $1,500,000 was settled with NetWolves common stock. As of June 30, 2000, the remaining cash requirement is $3,878,000, $2,725,000 is payable over the next twelve months, and $1,153,000 is payable after one year and through March, 2005.

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

     The activity in the restructuring accrual through June 30, 2000 is summarized in the table below:

                                            Officer/director
                                Employee       retirement    Consulting   Operating
                              terminations      packages      contracts    leases     Other      Total
                              ------------  ---------------- ----------   ---------   -----      -----
Restructuring charge
   to operations,
   quarter ended March
   31, 2000                    $2,243,000       $7,535,000    $3,681,000  $369,000  $  985,000   $14,813,000
Restructuring charge
   to operations and
   adjustments, quarter
   ended June 30, 2000            (70,000)         140,000            -         -      122,000       192,000
                               ----------       ----------    ----------  --------  ----------   -----------
          Subtotal              2,173,000        7,675,000     3,681,000   369,000   1,107,000    15,005,000
Cash expenditures                (871,000)      (5,496,000)   (1,779,000)  (46,000)   (255,000)   (8,447,000)
Company stock
   issuances                     (200,000)        (100,000)     (630,000)       -     (250,000)   (1,180,000)
Netwolves stock
   exchanged                           -        (1,500,000)           -         -           -     (1,500,000)
                               ----------       ----------    ----------  --------  ----------   -----------
Restructuring accrual,
   June 30, 2000               $1,102,000       $  579,000    $1,272,000  $323,000  $  602,000    $3,878,000
                               ==========       ==========    ==========  ========  ==========    ==========

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

     -- Officer/director retirement packages represent retirement packages for the Company's Chairman, its Chief Executive Officer and other board members aggregating $7,675,000. $1,500,000 was paid with 75,000 shares of NetWolves common stock (valued at $20 per share), $100,000 was paid with 50,000 shares of Company common stock, $558,000 was paid in March 2000, $4,938,000 was paid in the second quarter, $500,000 is payable on or before March 1, 2001 and the $79,000 balance relates to employee benefits payable over various time periods.

     -- The Company settled 5 long-term consulting contracts that will no longer be required for an aggregate of $3,681,000. The Company agreed to pay off a 1999 consulting agreement with S.J. & Associates, Inc. for $1,276,000. Additionally, the Company settled three consulting agreements that were entered into during 2000 (originally totaling $1,785,000) for an aggregate of $1,277,000 (one of the agreements, settled for $524,000, is with a related party). Further, the Company paid $1,128,000 as part of a retirement arrangement with the Company's general counsel. These obligations are payable as follows: $630,000 was paid in the form of the Company's common stock; $500,000 cash was paid in March 2000; $1,279,000 cash was paid in the second quarter; and the $1,272,000 balance is payable through March 2005.

     -- Operating leases represent the settlement of the remaining lease payments with respect to certain automobile and equipment leases that are no longer required. Payments are expected to be paid over the remaining terms of the leases, which range from 4 to 35 months.

     -- Other costs represent consulting fees related to the creation and execution of the restructuring plan (including $250,000 to S.J. & Associates, Inc. paid in the form of 125,000 shares of the Company's common stock), legal fees and other exit costs.

4    Shareholders' equity

     In February 2000, the Company declared a dividend of $0.10 per share (aggregating $2,194,000) to its shareholders of record on March 15, 2000 and paid on May 1, 2000.

     During the quarter ended March 31, 2000, the Company issued 1,821,500 shares of its common stock valued at $2.00 per share based on the quoted price of the Company's common stock. The Company also recorded transactions with respect to treasury stock and stock options in the first quarter of 2000 as detailed below:

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

          --   Issued 697,500 shares of its common stock to various  consultants
               for  which  it   recorded  a  non  cash  charge  to  earnings  of

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

     During the quarter ended June 30, 2000, the Company granted 1,349,000 options to employees and 562,000 options to consultants for services. The options are exercisable as follows: 1,741,000 at $0.75 per share and 170,000 at $1.03 per share. The employee options have an intrinsic value of zero, expire May 31, 2005, and vest periodically from immediate to thirty-one months. The options to consultants expire in a range from December 31, 2002 to May 31, 2005, vest periodically from immediate to 24 months, and were valued at $216,000, of which $17,000 (the pro-rata value of vested options) was recognized in the quarter ended June 30, 2000.

     During the six month period ended June 30, 1999, the Company issued the following restricted common stock as detailed below:

          -- As part of a bonus incentive compensation plan, the Company issued 655,500 shares to several non-executive employees for which it recorded a non-cash charge to earnings of $990,000.

          --   Issued 660,500 shares of its common stock to various  consultants
               for  which  it   recorded  a  non-cash   charge  to  earnings  of
               $1,050,000.

          -- In lieu of cash, in January 1999, the Company issued 115,000 shares for an acquisition of a technology license. The Company recorded amortization expense of $33,000 during the six months ended June 30, 1999.

5    Legal matters

     In March 1995, an action was commenced against the Company and a number of defendants unrelated to the Company which action was later amended naming only the Company and three of its officers as defendants. The complaint alleges that certain third parties, unrelated to the Company, transferred certificates representing 1,000,000 shares of the Company's common stock to the plaintiff. The complaint further alleges that such shares were endorsed in blank by the third parties and became bearer securities, which were negotiated to the plaintiff by physical delivery. The certificates had not been legally acquired from the Company and the certificates were reported to the Securities and Exchange Commission by the Company as stolen certificates. Plaintiff has requested validation of the transfer of the certificates and is seeking damages of an unspecified amount, consisting of alleged diminution in market value of the subject shares from 1994 through the date of any judgment in the plaintiff's favor. The Company denied plaintiff's allegations and filed a motion for summary judgment. In November 1999, the motion for summary judgment was granted in favor of the Company and its officers on the grounds that the purported endorsement on the certificates was ineffective to transfer ownership of the certificates. However, the plaintiff filed an appeal, which is being contested by the

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Company. The Company is unable to predict the ultimate outcome of this appeal and, accordingly, no adjustments have been made in the consolidated financial statements for any potential losses or potential issuance of common stock.

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

     Major customer

     For the three months ended June 30, 2000, the Company had one major customer with revenue of $393,000 (78.6% of total revenue). For the six months ended June 30, 2000, the Company had one major customer with revenue of $805,000 (78.5% of total revenue).

8    Dispositions

     ComputerCOP Corp.

On June 30, 1998, pursuant to an Asset Purchase and Sale Agreement, the Company acquired certain software and related sales and marketing rights from Internet

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

     The $12,210,000 purchase price was allocated to the fair value of the assets acquired at June 30, 1998, based upon a written valuation from an independent investment-banking firm. Accordingly, $2,700,000 was allocated to "Software costs", $4,150,000 was recorded as "Prepaid expenses and other current assets" and $5,360,000 was recorded as "Excess of cost over fair value of net assets acquired". The "assets held for sale "ComputerCOP" at December 31, 1999 included $250,000 of inventories, $1,064,000 of software costs and $2,562,000 of goodwill.

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

     Pursuant to an agreement dated February 10, 2000, on February 14th, the Company sold its recently formed subsidiary, ComputerCop Corp. to NetWolves Corporation ("NetWolves", traded on the NASDAQ SmallCap Market under the symbol "WOLV") in exchange for 1,775,000 shares of NetWolves common stock. The assets of ComputerCop Corp. included the ComputerCOP technology (and certain related assets including inventory) and $20.5 million in cash. The transaction was treated as a sale of the ComputerCOP technology for 750,000 shares valued at $15 million and the purchase of 1,025,000 shares from NetWolves for $20.5 million. Additionally, the Company purchased 225,000 shares from certain NetWolves shareholders for $4.5 million. The sale of the Company's ComputerCOP technology resulted in a pre-tax gain of $8,534,000, net of $2,572,000 of expenses, recorded in the first quarter of 2000. The $40,000,000 value of the 2,000,000 shares of NetWolves stock was determined based upon the quoted market price of the NetWolves stock at the time the transaction was agreed to and announced ($20 per share) and was also based on a fairness opinion obtained from the Company's investment banker.

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

     As of June 30, 2000, the Company owns 1,875,000 shares of NetWolves common stock: 75,000 shares were exchanged as part of the restructuring plan (Note
     3), 25,000 shares were used to pay legal fees to the Company's general counsel with respect to the NetWolves transaction, and 25,000 shares were issued as a bonus to an executive officer. All shares exchanged were valued at $20. The Company accounts for its investment in NetWolves as a marketable security available for sale in accordance with Statement of Financial Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities." At June 30, 2000, the quoted market value of the 1,875,000 shares of NetWolves common stock was $18,867,000 ($10.0625 per

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     share). The unrealized loss of $18,633,000 was recorded as a charge to "accumulated other comprehensive loss." On August 10, 2000, the quoted market value of the NetWolves common stock was $9,375,000 ($5.00 per share).

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

     In connection with the tender offer, the Company entered into an Indemnification Agreement that provides, in part, that the Company shall indemnify EMC from all losses sustained by EMC as a result of any breach of certain representations and warranties appearing in the Agreement and Plan of Merger between Softworks and EMC. The term of the Indemnification Agreement is two years from the date of closing. Pursuant to an Escrow Agreement, the Company deposited $10,000,000 of the sales proceeds into an interest bearing escrow account to secure any potential liabilities arising from the Indemnification Agreement. During the quarter ended June 30, 2000, $159,000 was disbursed from the escrow account in settlement of a claim made by EMC. The escrow funds, net of any additional claims against them, are scheduled to be released to the Company one year from the date of closing, January 27,2001.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Pro forma condensed consolidated statements of operations (unaudited)

     Pro forma condensed consolidated statements of operations as if the transactions described above were consummated as of the beginning of each of the six months ended June 30, 2000 and 1999, are as follows (in thousands):

                                                Six months ended June 30, 2000
                                                     Pro Forma Adjustments
                                                     ---------------------
                                                                  NetWolves/
                                                  Softworks       ComputerCOP
                                       Actual    Transaction      Transaction   Pro Forma
                                       ------    -----------      -----------   ----------
     Revenue                          $ 1,026      $     -          $   (35)     $   991
     Cost of revenue                      193            -              (11)         182
                                      -------      -------          -------      -------
     Gross margin                         833            -              (24)         809
     Total operating expenses *        26,451            -             (229)      26,222
                                      -------      -------          -------      -------
     Operating loss                   (25,618)           -              205      (25,413)

     Other income (expense)
       Gain on sale of Softworks       47,813      (47,813)               -            -
       Gain on sale of ComputerCOP
            assets, held for sale       8,534            -           (8,534)           -
       Other, net                         544            -                -          544
                                      -------      -------          -------      -------
     Income (loss) before provision
       for income taxes                31,273      (47,813)          (8,329)     (24,869)

     Provision for income taxes       (12,427)      10,475            1,937          (15)
                                      -------      -------          -------      -------
     Net income (loss)                $18,846     $(37,338)         $(6,392)    $(24,884)
                                      =======     ========          =======     ========
     Basic net income (loss) per
      share                           $ 0.89                                    $  (1.17)
                                      =======                                   ========
     Diluted net income (loss) per
      share                           $ 0.87                                    $  (1.17)
                                      =======                                   ========

     * Operating expenses include a non-recurring  restructuring  charge of $15,005,000.

                                                Six months ended June 30, 1999
                                                     Pro Forma Adjustments
                                                     ---------------------
                                                                  NetWolves/
                                                  Softworks       ComputerCOP
                                       Actual    Transaction      Transaction   Pro Forma
                                       ------    -----------      -----------   ----------
     Revenue                          $ 23,613     $(10,258)        $   (210)    $ 13,145
     Cost of revenue                    12,641         (764)             (61)      11,816
                                      --------     --------         --------     --------
     Gross margin                       10,972       (9.494)            (149)       1,329

     Total operating expenses           24,466       (9,342)          (2,332)      12,792
                                      --------     --------         --------     --------
     Operating loss                    (13,494)        (152)           2,183      (11,463)

     Other income (expense)
       Gain on sale of Softworks        16,441      (16,441)               -            -
       Other, net                         (155)         171                -           16
                                      --------     --------         --------     --------
     Loss before provision for
      income taxes                       2,792      (16,422)           2,183      (11,447)

     Provision for income taxes            (75)          60                -          (15)
                                      --------     --------         --------     --------
     Net income (loss)                $  2,717     $(16,362)        $  2,183     $(11,462)
                                      ========     ========         ========     ========
     Basic and diluted net
      income (loss) per share         $   0.13                                   $  (0.57)
                                      ========                                   ========

                                       13

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

     As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000 (Note 8), the Company recognized a taxable gain in the first quarter of 2000 and utilized all of its currently available net operating loss carryforwards. The Company's tax provision for the six months ended June 30, 2000, consists of deferred tax expense of $9,197,000 and current tax expense of $3,230,000.

10   Earnings per share

     For the six months ended June 30, 2000, the Company's dilutive instruments are "in the money" stock options with various exercise dates and prices. The Company uses the treasury stock method to calculate the effect that the conversion of the stock options would have on earnings per share ("EPS"). The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

        Numerator:
          Net income                           $  18,846
                                               =========
        Denominator:
          Weighted average shares outstanding
          (Denominator for basic EPS)             21,230

          Effect of dilutive securities
            Stock options                            434
                                               ---------
        Denominator for diluted EPS               21,664
                                               =========
        Basic net income (loss) per share      $    0.89
        Diluted net income (loss) per share    $    0.87

     For the six months ended June 30, 1999 and for the three months ended June 30, 2000 and 1999, outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be antidilutive.

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


Forward looking statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's' management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, the risk of errors or failures in the Company's software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

Overview

Computer Concepts Corp. and subsidiaries (the "Company") develop, market and support information delivery software products. The Company makes use of its proprietary data access technology, d.b.Express, in its d.b.Express Internet Information Server, more commonly referred to as a "Server Farm." This service presently is being marketed solely for telecommunications analysis. The Server Farm permits end-users the ability to access and analyze information through the Internet. Data can be visually presented using the Company's patented data visualization technology. In April 2000, the Company began offering a new consulting service, known as Global Telecommunications Solutions ("GTS"). The primary function of GTS is to create cost savings for its customers through effectively negotiating their telecommunications and network service provider contracts. The Company intends to combine this service with its Server Farm to create a unique, powerful detailed information source for its customer.

In the first quarter of 2000, the Company's newly appointed Board of Directors approved and the Company announced a restructuring plan that it believes will streamline the Company's operations and reduce overhead. As a result, the Company recorded a non-recurring restructuring charge of $15,005,000 in the six months ended June 30, 2000.

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

In 1997, the Company created a business unit, "professional services", which primarily resells computer hardware and for a fee, will assist in the design, construction and installation of technology systems. In 1999, this business unit had one major contract, involving two customers, which was completed in 1999. Historically, net margins generated from this business unit were extremely low. The Company does not currently have any other sales contracts for this business

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


unit and is not  actively  pursuing new low margin  contracts.  The Company will
only  accept  new   contracts  if  it  believes  the  contract   will   generate
significantly higher margins.

Results of operations

Commencing April 1, 1999, Softworks' results were accounted for using the equity method of accounting and were no longer consolidated. Under the equity method of accounting, the Company's share of Softworks' earnings or losses were included in the Company's consolidated operating results in a single line item. Pro forma condensed consolidated operating results as if Softworks were accounted for using the equity method for the three and six months ended June 30, 1999, on a consistent basis with the actual results for the three and six months ended June 30, 2000, is as follows:

                                                            Computer Concepts Corp. and Subsidiaries
                                                            ----------------------------------------
                                               Actual and Pro Forma Condensed Consolidated Statements of Operations
                                               --------------------------------------------------------------------
                                              For the three months ended June 30  For the six  months ended June 30,
                                              ----------------------------------------------------------------------
                                                     (in thousands)                        (in thousands)

                                                    2000          1999                   2000          1999
                                                    ----          ----                   ----          ----
                                                  (Actual)      (Actual)               (Actual)     (Pro-forma)
                                                   ------        ------                 ------       ---------
  Revenue
    Software licenses, net                         $    -       $   218                 $    35        $   211
    Maintenance                                        11            10                      21             20
    Professional services - server farm               489           313                     970            613
    Professional services - hardware                    -         9,104                       -         12,511
                                                   ------       -------                 -------        -------
                                                      500         9,645                   1,026         13,355
  Cost of Revenue
    Software licenses                                   -            42                      11             61
    Maintenance                                         -             -                       -              -
    Professional services - server farm                80            77                     182            154
    Professional services - hardware                    -         8,496                       -         11,662
                                                   ------       -------                 -------        -------
          Gross margin                                420         1,030                     833          1,478
                                                   ------       -------                 -------        -------
  Research and development costs                      479         1,432                   3,499          3,245
  Sales and marketing costs                           351         3,121                   3,643          6,459
  General and administrative costs                    597         1,726                   3,870          3,451
  Amortization and depreciation                       225           995                     434          1,969
  Non-recurring restructuring charge                  192             -                  15,005              -
                                                   ------       -------                 -------        -------
                                                    1,844         7,274                  26,451         15,124
                                                   ------       -------                 -------        -------
          Operating loss                           (1,424)       (6,244)                (25,618)       (13,646)
  Gain on sale of Softworks                             -        14,410                  47,813         16,441
  Gain on sale of ComputerCOP
    assets held for sale                                -             -                   8,534              -
  Equity in loss of Softworks                           -          (125)                      -            (79)
  Interest and other income
     (expense), net                                   212            27                     544             16
  (Provision for) benefit from income
     taxes                                            385             -                 (12,427)           (15)
                                                   ------       -------                 -------        -------
Net income (loss)                                  $ (827)      $ 8,068                 $18,846        $ 2,717
                                                   ======       =======                 =======        =======

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The following discussion is based on the operating results as presented in the table above. As a result of the Company's decision to no longer pursue extremely low margin orders in its hardware reselling business unit, current period revenue was significantly reduced. For the three month period ended June 30, 2000, total revenue decreased by $9,145,000, when compared to the three month period ended June 30, 1999, primarily as a result of a $9,104,000 decrease in its hardware reselling business unit, and a $218,000 decrease in ComputerCOP sales. For the six month period ended June 30, 2000, total revenue decreased by $12,329,000, when compared to the six month period ended June 30, 1999, primarily as a result of a $12,511,000 decrease in its hardware reselling business unit, and a $176,000 decrease in ComputerCOP sales. Substantially all of the revenue in the software license category relates to ComputerCOP. During the first quarter of 2000, the Company sold the ComputerCOP technology. See Note
8. Also included in the professional services category is revenue generated from the Server Farm. At present, this technology has been developed to provide services solely for telecommunications analysis. For the three months ended June 30, 2000 and 1999, revenue was $489,000 and $313,000, respectively, an increase of 56%. For the six months ended June 30, 2000 and 1999, revenue was $970,000 and $613,000, respectively, an increase of 58%. The Company is currently negotiating/finalizing several new contracts, which if consummated, should continue to increase revenue. During the first six months of 2000, the Company's primary source of revenue was generated from the Server Farm. While there can be no assurances, the Company believes that its new GTS consulting services will begin to generate revenue in the fourth quarter of 2000.

The Server Farm generates much higher gross margin than did the reselling business unit. The Server Farm cost of revenue consists primarily of the direct labor associated with processing call detail records. The cost of revenue related to the resale of computer hardware consisted primarily of amounts paid to the Company's suppliers for goods and services. While revenue related to the Server Farm for the three month period ended June 30, 2000 increased $176,000 when compared to the three months ended June 30, 1999, costs as a percentage of revenue decreased to 16.4% from 24.6%. Similarly, while revenue related to the Server Farm for the six month period ended June 30, 2000 increased $357,000 when compared to the six months ended June 30, 1999, costs as a percentage of revenue decreased to 18.8%. from 25.1%. The Company believes that the cost of revenue associated with the Server Farm revenue is not directly proportional. As such, as revenue increases, costs, as a percentage of revenue, should decrease. The depreciation of the Server Farm's hardware is included in "Amortization and depreciation."

Management believes that the costs saving measures it has put in place during the second quarter, in addition to the effects of the restructuring plan (which includes the elimination of expenses attributable to the multi-media display station), as well as the sale of ComputerCOP during the first quarter are reflected in the second quarter operating expenses discussed below. While there can be no assurances, the Company believes that, for other than expenses that vary with sales volume, these costs savings should continue for the foreseeable future.

Research and development expenses include costs for the development of the multi-media display station, salaries and related costs for software developers, quality assurance and documentation personnel involved in the Company's research, development and maintenance efforts. Costs attributable to the development of the multi-media display station was $734,000 for the six months ended June 30, 1999, and increased by $1,059,000 to $1,793,000 for the six months ended June 30, 2000 (none of which were attributable to the quarter ended June 30, 2000). Pursuant to the restructuring plan, the Company ceased development of this project in the first quarter of 2000, thereby eliminating these development costs. With respect to the Server Farm, when comparing the three and six month periods ended June 30, 2000 and 1999, the Company reduced its development costs by $463,000 and $805,000, respectively.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. Expenses decreased $2,770,000 to $351,000 for the three-month period ended June 30, 2000, when compared to $3,121,000 for the three month period ended June 30, 1999. This decrease was mainly comprised of reductions pursuant to the restructuring plan which included $710,000 related to consultants fees; $328,000 to commissions and $438,000 as a result of reduced staffing levels. Additional reductions of approximately $1,219,000 were a result of the sale ComputerCOP in the first quarter 2000. Further, there was a reduction of expenses of $163,000 as a result of a contractual arrangement wherein the Company no longer is responsible for the marketing efforts relating to the multi-media display station. These reductions were offset by $88,000 of expenses attributable to the Company's new consulting service, GTS. For the six month period ended June 30, 2000, expenses decreased by $2,816,000 to $3,643,000 when compared to $6,459,000 for the same period last year. Included in this decrease were reductions pursuant to the restructuring plan including $858,000 related to consultants fees; $297,000 to reduced staffing levels; and reductions of approximately $2,102,000 due to the sale of ComputerCOP. Offsetting these decreases was a year over year increase of $353,000 pertaining to the multi-media display station due to the Company's effort during the first quarter of 2000 to heavily market the multi- media display station, as well as $88,000 of expenses attributable to the Company's new consulting service.

General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead. Expenses decreased $1,129,000 to $597,000 for the three-month period ended June 30, 2000, when compared to the three-month period ended June 30, 1999 and increased $419,000 to $3,870,000 for the six month period ended June 30, 2000 when compared to the same period last year. Major factors contributing to this three-month decrease include, among other things, staff reductions, reduced legal expenses and the reduction in the retention of financial consultants. The six-month increase was mainly attributable to an increase in the first quarter of 2000 of $1,547,000 (which was primarily related to increased compensation, legal expenses incurred in defending the Company from litigation and the retention of financial consultants) as compared to the first quarter of 1999, offset by decreases in the second quarter.

Amortization and depreciation expenses decreased $770,000 and $1,535,000 when comparing the three and six month periods ended June 30, 2000 and June 30, 1999, respectively. The decreases are primarily attributable to the elimination of purchased software and goodwill acquired in the ComputerCOP transaction. See
Note 8.

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

As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000, the Company recognized a taxable gain in the first quarter of 2000 and utilized all of its currently available net operating loss carryforwards. The Company's tax provision for the six months ended June 30, 2000, of $12,427,000, consists of deferred tax expense of $9,197,000 and current tax expense of $3,230,000.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Financial Condition and Liquidity

For the six-month period ended June 30, 2000, the Company continued to incur operating losses and used substantial amounts of cash in operating activities. However, the Company believes that the cost saving measures implemented as a result of the restructuring plan will reduce recurring operating cash requirements in the future. The Company financed its operating activities primarily through sale of Softworks common stock. In January, 2000, the Company sold its remaining interest in Softworks to EMC Corporation and its subsidiary ("EMC") for $10.00 per share. The transaction provided cash proceeds of $48,301,000 (net of expenses and fees of $3,157,000), and $10,000,000, which was placed in an interest bearing escrow account. The escrow funds, net of any claims against them, are scheduled to be released to the Company one year from the date of closing, January 27, 2001. Also during the first quarter of 2000, the Company sold ComputerCOP Corp. for 1,775,000 shares of NetWolves Corp., valued at $20 per share (aggregating $35,500,000). The assets of ComputerCOP Corp. included the ComputerCOP technology (and certain related assets including inventory) and $20,500,000 in cash. The Company purchased 225,000 additional shares from certain NetWolves shareholders for $4,500,000. The Company paid approximately $1,819,000 in related fees and expenses. See Note 8.

In the first quarter of 2000, the Company's newly appointed Board of Directors approved and the Company announced a restructuring plan that it believes will streamline the Company's operations and overhead structure (Note 3). Key elements of the restructure plan include: (i) elimination of employees, expenses and commitments that supported the ComputerCOP technology (sold to NetWolves, see Note 8), (ii) elimination of employees, expenses and commitments that supported the Company's development project related to a multi-media display station (see Note 11), and (iii) general reduction of corporate operating expenses. The restructuring activity for the six month period ended June 30, 2000, is summarized in the table below:

                                         Officer/director
                                         ----------------
                             Employee       retirement     Consulting   Operating
                             --------       ----------     ----------   ---------
                           terminations      packages      contracts     leases       Other       Total
                           ------------  ---------------   ----------   ---------     -----       -----
Restructuring charge
 to operations,
 quarter ended March
 31, 2000                  $2,243,000        $7,535,000     $3,681,000    $369,000  $  985,000  $14,813,000

Restructuring charge
   to operations and
   adjustments, quarter
   ended June 30, 2000        (70,000)          140,000              -           -     122,000      192,000
                           ----------        ----------     ----------    --------  ----------  -----------
          Subtotal          2,173,000         7,675,000      3,681,000     369,000   1,107,000   15,005,000
Cash expenditures            (871,000)       (5,496,000)    (1,779,000)    (46,000)   (255,000)  (8,447,000)
Company stock
   issuances                 (200,000)         (100,000)      (630,000)          -    (250,000)  (1,180,000)
Netwolves stock
    exchanged                       -        (1,500,000)             -           -           -   (1,500,000)
                           ----------        ----------     ----------    --------  ----------  -----------
Restructuring accrual,
    June 30, 2000          $1,102,000        $  579,000     $1,272,000    $323,000  $  602,000  $ 3,878,000
                           ==========        ==========     ==========    ========  ==========  ===========

Of the total outstanding liability of $3,878,000, $1,153,000, is payable after one year.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

As discussed above and as detailed in the Condensed Consolidated Statement of Cash Flows, during the six month period ended June 30, 2000, the Company received $48,301,000 from the sale of Softworks, utilized $26,819,000 in the NetWolves/ComputerCOP transaction and $19,038,000 in operating activities, which includes $8,330,000 toward the restructuring, and paid a dividend to its stockholders totaling $2,194,000, resulting in a cash balance of $2,453,000 as of June 30, 2000. The Company's cash balance as of August 10, 2000 is approximately $1,213,000

Management's current short-term plan is primarily focused on achieving operating profit by successfully marketing innovative software products and services that capitalize on the Company's patented technologies. To achieve its goals, the Company has restructured its operations, which reduced its operating expenses, while continuing to market the Server Farm. Additionally, the Company intends to successfully market its new consulting service, GTS. The Company is continually reviewing its long-term business strategy.

Management believes that its plan will ultimately enable them to achieve positive cash flows from operations. The Company has several sources to fund its long term plans, including the $10,072,000 currently being held in escrow which is scheduled to become available to the Company (net of any claims) in January 2001 and its recent investment in NetWolves. However, prior to the release of the escrow funds, additional cash will be required. The Company has been in discussions with several parties to obtain the necessary short-term debt/equity financing and believes that there are several valid alternatives available to fund its short-term liquidity needs, including, if necessary, the partial disposition of its recent investment in NetWolves.

NetWolves is an innovator of all-in-one Internet gateway software systems, which is a trend in the networking industry due to the enhanced functionality, offered to end-users. Their primary product is marketed under the trade name, FoxBox. NetWolves incorporates a series of software modules managed by a single administrative interface that protects end user investment and offers cost savings. NetWolves also offers Internet based distance training and profit enhancing programs for the petroleum industry. At June 30, 2000, the quoted market value of the 1,875,000 restricted shares of NetWolves common stock was $18,867,000 ($10.0625 per share). On August 10, 2000, the quoted market value of the NetWolves common stock was $9,375,000 ($5.00 per share).

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

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

YEAR 2000 ISSUES

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue". However it is possible that the full impact of the date change, which was of concern to computer programs that use two digits instead of four digits to define years, has not been fully recognized. The Company believes that any such problems are unlikely and that should they occur, they would be minor and correctable. In addition, the Company could still be negatively affected if the Year 2000 or similar issues adversely affect any of its suppliers. The Company is currently not aware of any significant Year 2000 or similar problems that have arisen for any of its vendors.

The Company estimates that it expended approximately $50,000 on Year 2000 readiness efforts through June 30, 2000. The Company does not anticipate any further expenditure in connection with Year 2000 issues.

                    COMPUTER CONCEPTS CORP. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Item 1. Legal Proceedings
        Not applicable.

Item 2. Changes in Securities
        Not applicable.

Item 3. Defaults Upon Senior Securities
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        Not applicable.

Item 5. Other Information
        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER CONCEPTS CORP.


/s/ James Cannavino
--------------------------
James Cannavino                         Chairman and Director   August 14, 2000



/s/ George Aronson
--------------------------
George Aronson                          Chief Financial Officer August 14, 2000