Form 10-Q
period 2000-09-30
COMPUTER CONCEPTS CORP /DE
filed 2000-11-01
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
                                   (Mark One)


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000
                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                For the transition period from ______ to ______

                         Commission File No. 0-20660


                              DIRECT INSITE CORP.
                        (F/K/A Computer Concepts Corp.)
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

                                Yes    [X]               No ___


The number of shares of $.0001 par value stock outstanding as of October 31, 2000 was: 21,922,506.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)


PART I - FINANCIAL INFORMATION                                           Page


Condensed Consolidated Balance Sheets as of September 30, 2000 and
     December 31, 1999                                                    3

Condensed Consolidated Statements of Operations and Comprehensive Income
    For the Three and Nine Months Ended September 30, 2000 and 1999       4

Condensed Consolidated Statements of Cash Flows
   For the Nine Months ended September 30, 2000 and 1999                  5

Notes to Condensed Consolidated Financial Statements                 6 - 15

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                            16 - 21


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               22

Item 2. Changes in Securities                                           22

Item 3. Defaults Upon Senior Securities                                 22

Item 4. Submission of Matters to a Vote of Security Holders             22

Item 5. Other Information                                               22

Item 6. Exhibits and Reports on Form 8-K                                22

Signatures                                                              23

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                       (In thousands, except share data)


                                                September 30,        December 31,
                                                    2000                1999
                                                -------------        ------------
                                                 (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                      $   2,182             $  1,852
  Accounts receivable,  net of  allowance for
    sales  returns and doubtful accounts of
    $36 and $493 in 2000 and 1999, respectively        232                  443
  Investment in Softworks, held for sale                 -               10,329
  Assets held for sale - ComputerCOP                     -                3,876
  Deferred tax assets, current                           -                9,197
  Advances to officers                                   -                1,822
  Prepaid expenses and other current assets            383                  865
  Investment in NetWolves Corporation               15,000                    -
  Cash held in escrow                               10,214                    -
                                                 ---------             ---------
    Total current assets                            28,011               28,384

  Property and equipment, net                        1,263                1,345
  Other assets                                         681                  295
                                                 ---------            ---------
                                                 $  29,955            $  30,024
                                                 =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses         $   1,664             $   5,446
  Restructuring costs payable, current portion      1,749                     -
  Deferred maintenance revenue                         11                    42
  Income taxes payable                              2,870                    50
                                                ---------             ---------
    Total current liabilities                       6,294                 5,538

Convertible debenture, net of discount of $430      1,570                     -
Restructuring costs payable, long-term              1,035                     -
                                                ---------             ---------
    Total liabilities                               8,899                 5,538
                                                ---------             ---------

Commitments and contingencies

   Shareholders' equity

  Common  stock,   $.0001  par  value;
    150,000,000   shares  authorized;
    21,922,506  and  20,765,825  shares
    issued  in 2000  and  1999,
    respectively;  and 21,922,506 and
    20,529,245 shares  outstanding
    in 2000 and 1999, respectively                      2                     2

  Additional paid-in capital                      103,696               102,868
  Unearned compensation                              (164)                    -
  Accumulated deficit                             (59,733)              (77,766)
  Accumulated other comprehensive loss            (22,745)                 (225)
                                                ---------             ---------
                                                   21,056                24,879
  Common stock in treasury, at cost -
      236,580 shares                                    -                  (393)
                                                ---------             ---------
  Total shareholders' equity                       21,056                24,486
                                                ---------             ---------
                                                $  29,955             $  30,024
                                                =========             =========

See notes to condensed consolidated financial statements

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                         (F/K/A Computer Concepts Corp.)
                      CONDENSED CONSOLIDATED STATEMENTS OF
                      OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                        (In thousands, except share data)

                                             Three Months Ended        Nine Months Ended
                                             ------------------        -----------------
                                                September 30,            September 30,
                                                -------------            -------------
                                             2000        1999         2000         1999
                                             ----        ----         ----         ----
Revenue
   Software licenses, net                 $     -       $   385      $    35      $ 7,326
   Maintenance                                 11            11           32        3,560
   Professional services                      546           410        1,516       13,533
                                          -------       -------      -------      -------
                                              557           806        1,583       24,419
                                          -------       -------      -------      -------
Cost of revenue
   Software licenses, net                       -           157           11          434
   Maintenance                                  -             -            -          548
   Professional services                       64           109          231       11,926
                                          -------       -------      -------      -------
                                               64           266          242       12,908
                                          -------       -------      -------      -------
Gross margin                                  493           540        1,341       11,511
                                          -------       -------      -------      -------

Operating expenses
   Research and development                   380         2,081        3,840        7,825
   Sales and marketing                        344         2,607        4,133       14,007
   General and administrative                 794         1,309        4,571        5,966
   Amortization and depreciation              218         1,019          652        3,698
   Non-recurring restructuring charge          81             -       15,086            -
                                          -------       -------      -------      -------
                                            1,817         7,016       28,282       31,496
                                          -------       -------      -------      -------
Operating loss                             (1,324)       (6,476)     (26,941)     (19,985)

Other income (expenses)
  Gain on sale of Softworks                     -             3       47,813       16,444
  Gain on sale of ComputerCOP
    assets held for sale                        -             -        8,534            -
  Interest income (expense), net              131           194          675          210
  Equity in earnings of Softworks               -           446            -          321
  Minority interest in earnings of
    Softworks                                   -             -            -          (46)
                                          -------       -------      -------      -------

Income (loss) before (provision for)
  benefit from income taxes                (1,193)       (5,833)      30,081       (3,056)
(Provision for) benefit from income
  taxes                                       379           (42)     (12,048)        (102)
                                          -------       -------      -------      -------
Net income (loss)                         $  (814)      $(5,875)     $18,033      $(3,158)
                                          =======       =======      =======      =======
Other comprehensive (loss) income
  Unrealized loss on marketable
    securities                             (3,870)           -       (22,520)          -
  Foreign currency translation
    adjustments                                 -            87            -           90
                                          -------       -------      -------      -------
Comprehensive  loss                       $(4,684)      $(5,788)     $(4,487)     $(3,068)
                                          =======       =======      =======      =======

Basic net income (loss) per share         $ (0.04)      $ (0.28)     $  0.84      $ (0.15)
                                          =======       =======      =======      =======
Diluted net income (loss) per share       $ (0.04)      $ (0.28)     $  0.82      $ (0.15)
                                          =======       =======      =======      =======
Basic weighted average common
  shares outstanding                       21,923        20,736       21,460       20,429
                                          =======       =======      =======      =======
Diluted weighted average common
     shares outstanding                    21,923        20,736       21,878       20,429
                                          =======       =======      =======      =======

See notes to condensed consolidated financial statements

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  For the nine months ended
                                                                        September 30,
                                                                  -------------------------
                                                                    2000             1999
                                                                  --------         --------
                                                                        (In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
  Net income (loss)                                               $  18,033         $ (3,158)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities
      Depreciation and amortization
        Software costs                                                    -            1,532
        Property and equipment                                          663              803
        Excess of cost over fair value of net assets acquired             -            1,523
        Amortization of debt discount                                     9                -
        Other                                                             2                -
      Equity in earnings of Softworks                                     -             (321)
      Minority interest in net income of Softworks                        -               46
      Provision for doubtful accounts                                    27               93
      Deferred income taxes                                           9,197                -
      Common stock and options issued for services                    2,554            2,150
      Common stock issued for settlement of restructuring charges     1,180                -
      NetWolves common stock issued for services and for
        settlement of restructuring charges                           2,000
      Softworks common stock exchanged for services                       -            2,522
      Gain on sale of Softworks and ComputerCOP                     (56,347)         (16,444)
  Changes in operating assets and liabilities
      Accounts receivable                                               184           16,731
      Installment accounts receivable                                     -              149
      Inventories                                                         -              168
      Prepaid expenses and other current assets                         534            1,695
      Assets held for sale - ComputerCOP                                (18)               -
      Cash held in escrow                                              (214)               -
      Other assets                                                     (388)             283
      Accounts payable and accrued expenses                          (4,193)          (5,377)
      Restructuring costs payable                                     2,784                -
      Income taxes payable                                            2,820           (2,043)
      Deferred income taxes                                               -              290
      Deferred revenue                                                  (31)          (1,388)
                                                                   --------         --------
        Net cash used in  operating activities                      (21,204)            (746)
                                                                   --------         --------
Cash flows from investing activities
  Proceeds from the sale of Softworks stock
    (net of $3,157 expenses - 2000)                                  48,301           17,406
  Reduction in cash resulting from excluding
  Softworks from consolidation                                            -           (6,759)
  Proceeds from exercises of options to purchase
  Softworks common stock                                                  -              240
  Cash utilized in the ComputerCOP/NetWolves transaction
    (including $1,819 of expenses)                                  (22,319)               -
  Investment in NetWolves Corporation                                (4,500)               -
  Capital expenditures                                                 (581)          (1,391)
  Cash received from the license of technology                            -              400
  Software development and technology purchases                           -             (351)
  Repayment of officers' loans, net                                     899               72
                                                                   --------         --------
        Net cash provided by investing activities                    21,800            9,617
                                                                   --------         --------
Cash flows from financing activities
  Payment of dividend                                                (2,194)               -
  Acquisition of treasury stock                                           -             (296)
  Proceeds from long term debt (net of $72 of financing
    costs in 2000)                                                    1,928            2,021
  Repayments of long term debt                                            -           (5,072)
                                                                   --------         --------
        Net cash used in financing activities                         (266)           (3,347)
                                                                   --------         --------
Effects of exchange rate changes on cash and cash equivalents             -                2
                                                                   --------         --------
Net increase in cash and cash equivalents                               330            5,526
Cash and cash equivalents, beginning of period                        1,852            8,176
                                                                   --------         --------
Cash and cash equivalents, end of period                           $  2,182         $ 13,702
                                                                   ========         ========

     See notes of condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



1    Interim financial information

The condensed consolidated balance sheet as of September 30, 2000, and the condensed consolidated statements of operations and comprehensive income and cash flows for the three and nine months ended September 30, 2000 and 1999, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 1999, consolidated financial statements.

2    The Company

At the annual shareholders' meeting held in August 2000, the shareholders elected to change the corporate name to Direct Insite Corp. (formerly Computer Concepts Corp.) to better reflect the initiation of new business strategies.

Direct Insite Corp. and subsidiaries (the "Company") primarily develop, market and support information delivery software products and services. The Company makes use of its proprietary data access technology, d.b.Express, in its d.b.Express Internet Information Server, more commonly referred to as a "Server Farm." This service presently is being marketed solely for telecommunications analysis. The Server Farm permits end users the ability to visually access and analyze information through the Internet. Data can be visually presented using the Company's patented data visualization technology. Additionally, subsequent to September 30, 2000, the Company entered into a license agreement, which will enable it to add to its suite of products and services a complete Electronic Bill Presentment and Payment ("EBPP), as well as an Internet Customer Care ("ICC") tool set.

In 2000, Company began offering a new consulting service. The primary function of the consulting service is to create cost savings for its customers through effectively negotiating their telecommunications and network service provider contracts. The Company is combining this service with its Server Farm to create a unique, powerful detailed customer profile. This new, enhanced profile will allow customers to efficiently optimize all telecommunications contract compliance, establish traffic metrics, monitor invoice accuracy and rate compliance as well as support complex invoicing and reporting requirements, exception reporting and electronic invoicing, all via the Internet.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


3    Restructuring

In the first quarter of 2000, the Company's newly appointed Board of Directors approved and the Company announced a restructuring plan that will streamline the Company's operations and overhead structure, including: (i) elimination of employees, expenses and commitments that supported the ComputerCOP technology (sold to NetWolves, Note 8), (ii) elimination of employees, expenses and commitments that supported the Company's development project related to a multi-media display station (Note 11), and (iii) general reduction of operating expenses. As a result, the Company recorded a non-recurring restructuring charge of $15,086,000 during the nine months ended September 30, 2000, related to the termination of 53 employees, retirement packages for certain Company officers and directors, certain long-term consulting contracts and operating leases. Cash requirements of this plan are estimated at $12,406,000; $1,180,000 was settled with Company stock; and $1,500,000 was settled with NetWolves common stock. As of September 30, 2000, the remaining cash requirement is $2,784,000, $1,749,000 is payable over the next twelve months, and $1,035,000 is payable through March 2005.

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

The activity in the restructuring accrual through September 30, 2000 is summarized below:


                                                Officer/director
                                 Employee          retirement        Consulting     Operating
                                terminations        packages          contracts       Leases     Other     Total
                                ------------    -----------------    ------------   ----------   -----     -----
Restructuring charge
   to operations,
   quarter ended March
     31, 2000                   $2,243,000        $7,535,000         $3,681,000     $369,000   $985,000  $14,813,000

Restructuring charges
   to operations and
   adjustments, after
   March 31, 2000                 (70,000)          140,000                   -            -    203,000      273,000
                               ----------        ----------          ----------   ----------  ----------  ----------
   Subtotal                     2,173,000         7,675,000           3,681,000      369,000  1,188,000   15,086,000
Cash expenditures              (1,567,000)       (5,507,000)         (1,865,000)     (93,000)  (590,000)  (9,622,000)
Company stock
  issuances                      (200,000)         (100,000)           (630,000)           -   (250,000)  (1,180,000)
Netwolves stock
  exchanged                             -        (1,500,000)                  -            -          -   (1,500,000)
                               ----------        ----------          ----------   ----------  ----------  ----------
Restructuring accrual,
  September 30, 2000           $  406,000        $  568,000          $1,186,000   $  276,000  $ 348,000  $ 2,784,000
                               ==========        ==========          ==========   ==========  ========== ===========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

-- Officer/director retirement packages represent retirement packages for the Company's Chairman, its Chief Executive Officer and other board members aggregating $7,675,000. $1,500,000 was paid with 75,000 shares of NetWolves common stock (valued at $20 per share), $100,000 was paid with 50,000 shares of Company common stock, $558,000 was paid in March 2000, $4,949,000 was paid in the second and third quarters, $500,000 is payable on or before March 1, 2001 and the $68,000 balance relates to employee benefits payable over various time periods.

-- The Company settled 5 long-term consulting contracts that will no longer be required for an aggregate of $3,681,000. The Company agreed to pay off a 1999 consulting agreement with S.J. & Associates, Inc. for $1,276,000. Additionally, the Company settled three consulting agreements that were entered into during 2000 (originally totaling $1,785,000) for an aggregate of $1,277,000 (one of the agreements, settled for $524,000, is with a related party). Further, the Company paid $1,128,000 as part of a retirement arrangement with the Company's general counsel. These obligations are payable as follows: $630,000 was paid in the form of the Company's common stock; $500,000 cash was paid in March 2000; $1,365,000 cash was paid in the second and third quarters; and the $1,186,000 balance is payable through March 2005.

-- Operating leases represent the settlement of the remaining lease payments with respect to certain automobile and equipment leases that are no longer required. Payments are expected to be paid over the remaining terms of the leases, which range from 1 to 32 months.

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

-- In March 2000, the Company granted 285,000 options to employees and 70,000 options to consultants for services previously rendered. All options are fully vested, are exercisable at $2.09 per share and expire December 31, 2001. The employee options have an intrinsic value of zero and the options to consultants were valued at $59,000 using the Black-Scholes option-pricing model.
                                       8

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



During the quarter ended June 30, 2000, the Company granted 1,349,000 options to employees and members of the Board of Directors and 562,000 options to consultants for services. The options are exercisable as follows: 1,741,000 at $0.75 per share and 170,000 at $1.03 per share. The employee options have an intrinsic value of zero, expire May 31, 2005, and vest periodically from immediate to thirty-one months. The options to consultants expire in a range from December 31, 2002 to May 31, 2005, vest periodically from immediate to 24 months, and were valued at $216,000, of which $17,000 and $35,000 (the pro-rata value of vested options) was recognized in the second and third quarters, respectively.

During the nine month period ended September 30, 1999, the Company issued the following restricted common stock as detailed below:

-- As part of a bonus incentive compensation plan, the Company issued 655,500 shares to several non-executive employees for which it recorded a non-cash charge to earnings of $1,010,000.

-- Issued 660,500 shares of its common stock to various consultants for which it recorded a non-cash charge to earnings of $1,050,000.

-- In lieu of cash, in January 1999, the Company issued 115,000 shares for an acquisition of a technology license. The Company recorded amortization expense of $58,000 during the nine months ended September 30, 1999.

Pursuant to a Board Resolution adopted in January, 1999, the Company was authorized to repurchase shares of its common stock at times and amounts that would be in the best interest of the Company. In the third quarter of 1999, 174,380 shares of common stock were purchased at an average price of $1.697. In the fourth quarter of 1999, an additional 62,200 shares were repurchased at an average price of $1.552.

Pursuant to a Board Resolution adopted in August 1999, the Company paid, on November 15, 1999, a cash dividend of $6,000,000 (approximately $0.29 per share) to shareholders of record as of September 30, 1999.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



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

In November 1999, the Company (through one of its subsidiaries) was added as a party in an amended complaint. The complaint alleged that a Company consultant violated a personal non- compete agreement in performing services for the Company. The plaintiffs contended that they were compelled to offer terms more generous to their customers than they otherwise would have offered. Plaintiffs did not disclose the amount of their alleged damages and requested injunctive relief. The Company denied the allegation and vigorously defended the matter. In September 2000, pursuant to stipulation of the Company and plaintiffs in a Settlement Agreement, the case was effectively dismissed.

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

Major customer

For the three months ended September 30, 2000, the Company had one major customer with revenue of $433,000 (77.7% of total revenue). For the nine months ended September 30, 2000, the Company had one major customer with revenue of $1,238,000 (78.2% of total revenue).

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


The $12,210,000 purchase price was allocated to the fair value of the assets acquired at June 30, 1998, based upon a written valuation from an independent investment-banking firm. Accordingly, $2,700,000 was allocated to "Software costs", $4,150,000 was recorded as "Prepaid expenses and other current assets" and $5,360,000 was recorded as "Excess of cost over fair value of net assets acquired". The "assets held for sale - ComputerCOP" at December 31, 1999 included $250,000 of inventories, $1,064,000 of software costs and $2,562,000 of goodwill.

In March 1999, the Company sold certain rights to license ComputerCOP to a marketing company (Bo- Tel, Inc.) for $400,000. The license rights were limited to granting a specified original equipment manufacturer of personal computers the right to embed the software in its computers for sale to the general public. Bo-Tel, Inc. is an affiliate of ITSV, and accordingly, this sale was accounted for as a reduction of the cost of the assets acquired from ITSV.

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

All of the shares of NetWolves stock owned by the Company ("Trust Shares") are subject to a Voting Trust Agreement wherein the Trustee, NetWolves' Chief Executive Officer, has been granted the right to vote all Trust Shares for a minimum period of six months to a maximum period of two years. The Voting Trust terminates with respect to any shares sold pursuant to a registration statement effected by NetWolves. The Voting Trust terminates with respect to shares privately sold (if any) if aggregate sales are 25% or less of the total Trust Shares. The Voting Trust also terminates at the end of twelve months with respect to shares privately sold (if any), if aggregate sales are 50% or less of the total Trust Shares. The Company also received piggyback registration rights and a one-time demand registration right effective after August 15, 2000, in regard to the NetWolves stock.

As of September 30, 2000, the Company owns 1,875,000 shares of NetWolves common stock: 75,000 shares were exchanged as part of the restructuring plan (Note 3), 25,000 shares were used to pay legal fees to the Company's general counsel with respect to the NetWolves transaction, and 25,000 shares were issued as a bonus to an executive officer. All shares exchanged were valued at $20. The Company accounts for its investment in NetWolves as a marketable security available for sale in accordance with Statement of Financial Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities." At September 30, 2000, the quoted market value of the 1,875,000 shares of NetWolves common stock was $15,000,000 ($8.000 per share). The unrealized loss of $22,500,000 was recorded as a charge to "accumulated other comprehensive loss." On October 31, 2000, the quoted market value of the NetWolves common stock was $10,664,000 ($5.6875 per share).

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

In connection with the tender offer, the Company entered into an Indemnification Agreement that provides, in part, that the Company shall indemnify EMC from all losses sustained by EMC as a result of any breach of certain representations and warranties appearing in the Agreement and Plan of Merger between Softworks and EMC. The term of the Indemnification Agreement is two years from the date of closing. Pursuant to an Escrow Agreement, the Company deposited $10,000,000 of the sales proceeds into an interest bearing escrow account to secure any potential liabilities arising from the Indemnification Agreement. Through September 30, 2000, $159,000 has been disbursed from the escrow account in settlement of a claim made by EMC. The escrow funds, net of any additional claims against them (if any), are scheduled to be released to the Company one year from the date of closing, January 27, 2001.

Pro forma condensed consolidated statements of operations (unaudited)

Pro forma condensed consolidated statements of operations as if the transactions described above were consummated as of the beginning of each of the nine months ended September 30, 2000 and 1999, are as follows (in thousands except per share data):


                                                          Nine months ended September 30, 2000
                                                                Pro Forma Adjustments
                                                                ---------------------
                                                                               NetWolves/
                                                                Softworks     ComputerCOP
                                                 Actual        Transaction    Transaction      Pro Forma
                                                 ------        -----------    ------------     ---------
Revenue                                         $  1,583        $   -          $   (35)        $  1,548
Cost of revenue                                      242            -              (11)             231
                                                --------        --------       --------        --------
Gross margin                                       1,341            -              (24)           1,317
Total operating expenses *                        28,282            -             (229)          28,053
                                                --------        --------       --------        --------
Operating loss                                   (26,941)           -              205          (26,736)

Other income (expense)
  Gain on sale of Softworks                       47,813         (47,813)         -                -
  Gain on sale of ComputerCOP assets,
    held for sale                                  8,534            -           (8,534)            -
  Other, net                                         675            -             -                 675
                                                --------        --------       --------        --------
Income (loss) before provision for
   income taxes                                   30,081         (47,813)       (8,329)         (26,061)
Provision for income taxes                       (12,048)         10,234         1,783              (31)
                                                --------        --------       --------        --------
Net income (loss)                               $ 18,033        $(37,579)      $(6,546)        $(26,092)
                                                ========        ========       ========        ========
Basic net income (loss) per share               $   0.84                                       $  (1.22)
                                                ========                                       ========
Diluted net income (loss) per share             $   0.82                                       $  (1.22)
                                                ========                                       ========

*  Operating   expenses   include  a  non-recurring   restructuring   charge  of
$15,086,000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                          Nine months ended September 30, 1999
                                                                Pro Forma Adjustments
                                                                ---------------------
                                                                               NetWolves/
                                                                Softworks     ComputerCOP
                                                 Actual        Transaction    Transaction      Pro Forma
                                                 ------        -----------    ------------     ---------
Revenue                                          $  24,419       $(10,258)      $  (596)       $  13,565
Cost of revenue                                     12,908           (764)         (218)          11,926
                                                 ---------       --------       --------       ---------
Gross margin                                        11,511         (9.494)         (378)           1,639
Total operating expenses                            31,496         (9,342)       (3,343)          18,811
                                                 ---------       --------       --------        --------
Operating loss                                     (19,985)          (152)        2,965          (17,172)
Other income (expense)
  Gain on sale of Softworks                         16,444        (16,444)            -                -
  Other, net                                           485           (275)            -              210
                                                 ---------       --------       --------        --------
Loss before provision for income taxes              (3,056)       (16,871)        2,965          (16,962)
Provision for income taxes                            (102)            60             -              (42)
                                                 ---------       --------       --------        --------
Net income (loss)                                $  (3,158)      $(16,811)      $ 2,965         $(17,004)
                                                 =========       ========       ========        ========
Basic and diluted loss per share                 $  ( 0.15)                                     $  (0.83)
                                                 =========                                      ========


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

As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000 (Note
8), the Company recognized a taxable gain in the first quarter of 2000 and utilized all of its currently available net operating loss carryforwards. The Company's tax provision for the nine months ended September 30, 2000, consists of deferred tax expense of $9,197,000 and current tax expense of $2,851,000.

10   Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period. For the nine months ended September 30, 2000, the Company's dilutive instruments are "in the money" stock options and convertible debentures. The Company uses the treasury stock method to calculate the effect that the conversion of stock options would have on diluted earnings per share ("EPS") and assumes that convertible debentures were converted into common stock at the later of the beginning of the period or the issuance date and makes adjustments with respect to the related interest expense. The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



        Numerator:
          Net income                                        $   18,033
          Plus interest on convertible debenture                    10
                                                            ----------
          Net income plus assumed conversions               $   18,043
                                                            ==========

        Denominator:
          Weighted average shares outstanding
          (Denominator for basic EPS)                           21,460

          Effect of dilutive securities
            Stock options                                          382
            Convertible debentures                                  36
                                                            ----------
          Denominator for diluted EPS                           21,878
                                                            ==========

        Basic net income per share                          $     0.84
        Diluted net income per share                        $     0.82


For the three and nine months ended September 30, 1999 and for the three months ended September 30, 2000, outstanding stock options, warrants, convertible debentures and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts, since the effect of their inclusion would be antidilutive.

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

12   Convertible Debentures

On September 27, 2000, the Company entered into an agreement to sell an aggregate principal amount of $3,000,000 of Convertible Debentures (the "Debentures") bearing interest at a rate of 6% per annum, due September 27, 2002. The Company sold a $2,000,000 Debenture on September 27, 2000, a $500,000 Debenture on October 27, 2000 and, subject to certain conditions, will sell an additional $500,000 Debenture on November 27, 2000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


The Debentures cannot be converted into shares of the Company's common stock until February 25, 2001 and then at no more than 16.67% of the Debentures issued to the Holder on the original issue date every 15 days. The conversion price shall be the lesser of $0.90 or 82% of the average per share market value for five trading days during the twenty trading days immediately preceding the applicable conversion date. The Company has the right, exercisable at any time, to prepay all or any portion of the outstanding principal amount of the Debentures for which conversion notices have not previously been delivered. The prepayment amount is 130% of the principal balance converted, plus accrued interest.

In connection with the sale of the Debentures, the Company is required to file a Registration Statement prior to November 30, 2000 in which it must register 4,384,000 shares of common stock for resale by the Holders of the Debentures, if converted. The agreement provides for various covenants and events of default, including: (i) failure by the Company to have its Registration Statement declared effective by the SEC on or before February 24, 2001 and (ii) delisting or suspension of the Company's common stock from trading on the Nasdaq SmallCap Market. Should an event of default (as defined) occur, the agreement imposes various penalties including immediate conversion of the debentures into cash, as well as cash penalties of 3% of the outstanding principal balance per month.

The convertible debentures have a minimum assured discount of 18% from the fair value of the Company's common stock, as defined. In connection with that discount, the Company recorded debt discount of $439,000 upon receipt of $2,000,000 in funds and is amortizing the discount over the period the security was issued to the date it first becomes convertible. Accordingly, the Company recorded a non-cash interest charge of $9,000 in the third quarter of 2000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                         (F/K/A Computer Concepts Corp.)
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

Overview

Direct Insite Corp. (f/k/a/ Computer Concepts Corp.) and subsidiaries (the "Company") primarily develop, market and support information delivery software products. The Company makes use of its proprietary data access technology, d.b.Express, in its d.b.Express Internet Information Server, more commonly referred to as a "Server Farm." The Server Farm permits end-users the ability to visually access and analyze information through the Internet. Data can be visually presented using the Company's patented data visualization technology. This service presently is being marketed solely for telecommunications analysis. Subsequent to September 30, 2000, the Company entered into a license agreement, which will enable it to add to its suite of products and services a complete Electronic Bill Presentment and Payment ("EBPP), as well as an Internet Customer Care ("ICC") tool set.

During the second quarter of 2000, Company began offering a new consulting service. The primary function of the consulting service is to create cost savings for its customers through effectively negotiating their telecommunications and network service provider contracts. The Company is combining this service with its Server Farm to create a unique, powerful detailed customer profile. This new, enhanced profile will allow customers to efficiently optimize all telecommunications contract compliance, establish traffic metrics, monitor invoice accuracy and rate compliance as well as support complex invoicing and reporting requirements, exception reporting and electronic invoicing, all via the Internet.

In the first quarter of 2000, the Company's newly appointed Board of Directors approved and the Company announced a restructuring plan that it believes will streamline the Company's operations and reduce overhead. As a result, the Company recorded a non-recurring restructuring charge of $15,086,000 in the nine months ended September 30, 2000.

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

In 1997, the Company created a business unit, "professional services", which primarily resells computer hardware and for a fee, will assist in the design, construction and installation of technology systems. In 1999, this business unit had one major contract, involving two customers, which was completed in 1999. Historically, net margins generated from this business unit were extremely low. The Company does not currently have any other sales contracts for this business unit and is not actively pursuing new low margin contracts. The Company will only accept new contracts if it believes the contract will generate significantly higher margins.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                         (F/K/A Computer Concepts Corp.)
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



Results of operations

Commencing April 1, 1999, Softworks' results were accounted for using the equity method of accounting and were no longer consolidated. Under the equity method of accounting, the Company's share of Softworks' earnings or losses was included in the Company's consolidated operating results in a single line item. Pro forma condensed consolidated operating results as if Softworks were accounted for using the equity method for the nine months ended September 30, 1999, on a consistent basis with the actual results for the other periods presented, is as follows:

                      Direct Insite Corp. and Subsidiaries
                         (F/K/A Computer Concepts Corp.)
      Actual and Pro Forma Condensed Consolidated Statements of Operations


                               For the three months ended September 30,       For the nine months ended September 30,
                                           (in thousands)                                  (in thousands)

                                        2000              1999                         2000             1999
                                      (Actual)          (Actual)                      (Actual)        (Pro-forma)
                                      --------           -------                      --------        -----------



Revenue
   Software licenses, net             $      -          $    385                      $    35          $    596
   Maintenance                              11                11                           32                32
   Professional services-server farm       546               410                        1,516               948
   Professional services - hardware          -                 -                            -            12,585
                                      --------          --------                     --------          --------
                                           557               806                        1,583            14,161
Cost of Revenue
   Software licenses                         -               157                           11               218
   Maintenance                               -                 -                            -                 -
   Professional services - server farm      64               109                          231               218
   Professional services - hardware          -                 -                            -            11,708
                                      --------          --------                     --------          --------
     Gross margin                          493               540                        1,341             2,017
                                      --------          --------                     --------          --------
Research and development costs             380             2,081                        3,840             5,324
Sales and marketing costs                  344             2,607                        4,133             9,066
General and administrative costs           794             1,309                        4,571             4,776
Amortization and depreciation              218             1,019                          652             2,988
Non-recurring restructuring charge          81                 -                       15,086                 -
                                      --------          --------                     --------          --------
                                         1,817             7,016                       28,282            22,154
                                      --------          --------                     --------          --------
     Operating loss                     (1,324)           (6,476)                     (26,941)          (20,137)

Gain on sale of Softworks                    -                 3                       47,813            16,444
Gain on sale of ComputerCOP
   assets held for sale                      -                 -                        8,534                 -
Equity in earnings (loss) of Softworks       -               446                            -               367
Interest and other income
   (expense), net                          131               194                          675               210
(Provision for) benefit from income
   taxes                                   379               (42)                     (12,048)              (42)
                                      --------          --------                     --------          --------
Net income (loss)                     $   (814)         $ (5,875)                    $ 18,033          $ (3,158)
                                      ========          ========                     ========          ========


                      DIRECT INSITE CORP. AND SUBSIDIARIES
                         (F/K/A Computer Concepts Corp.)
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



The following discussion is based on the operating results as presented in the table above.

For the three months ended September 30, 2000 and 1999, Server Farm revenue was $546,000 and $410,000, respectively, an increase of 33%. For the nine months ended September 30, 2000 and 1999, revenue was $1,516,000 and $948,000, respectively, an increase of 60%. At present, the Server Farm technology has been developed to provide services solely for telecommunications analysis. The Company is currently negotiating/finalizing several new contracts, which if consummated, should continue to increase revenue. During the first nine months of 2000, the Company's primary source of revenue was generated from the Server Farm. While there can be no assurances, the Company believes that its new consulting services will begin to generate revenue in the first quarter of 2001. Substantially all of the revenue in the software license category relates to ComputerCOP. During the first quarter of 2000, the Company sold the ComputerCOP technology. See Note 8. For the three month period ended September 30, 2000, total revenue decreased by $249,000, when compared to the three month period ended September 30, 1999, primarily as a result of a $385,000 decrease in ComputerCOP sales, offset by a $136,000 increase in Server Farm sales. For the nine month period ended September 30, 2000, total revenue decreased by $12,578,000, when compared to the nine month period ended September 30, 1999, primarily as a result of a $12,585,000 decrease in its hardware reselling business unit, and a $561,000 decrease in ComputerCOP sales, offset by a significant $568,000 increase in Server Farm sales.

The Server Farm generates much higher gross margin than did the hardware reselling business unit. The Server Farm cost of revenue consists primarily of the direct labor associated with processing call detail records. The cost of revenue related to the resale of computer hardware consisted primarily of amounts paid to the Company's suppliers for goods and services. While revenue related to the Server Farm for the three-month period ended September 30, 2000 increased $136,000 when compared to the three months ended September 30, 1999, costs as a percentage of revenue decreased to 11.7% from 26.6%. Similarly, while revenue related to the Server Farm for the nine-month period ended September 30, 2000 increased $568,000 when compared to the nine months ended September 30, 1999, costs as a percentage of revenue decreased to 15.2% from 23.0%. The Company believes that the cost of revenue associated with the Server Farm revenue is not directly proportional. As such, as revenue increases, costs, as a percentage of revenue, should decrease. The depreciation of the Server Farm's hardware is included in "Amortization and depreciation."

Management believes that the costs saving measures it has put in place during the second quarter, in addition to the effects of the restructuring plan (which includes the elimination of expenses attributable to the multi- media display station), as well as the sale of ComputerCOP during the first quarter are reflected in the third quarter operating expenses discussed below. While there can be no assurances, the Company believes that, for other than expenses that vary with sales volume, these costs savings should continue for the foreseeable future.

Research and development expenses include costs for the development of the multi-media display station, salaries and related costs for software developers, quality assurance and documentation personnel involved in the Company's research, development and maintenance efforts. Costs attributable to the development of the multi-media display station was $1,296,000 for the nine months ended September 30, 1999, and increased by $497,000 to $1,793,000 for the nine months ended September 30, 2000 (none of which were attributable to the quarter ended September 30, 2000). Pursuant to the restructuring plan, the Company ceased development of this project in the first quarter of 2000, thereby eliminating these development costs. With respect to the Server Farm, when comparing the three and nine month periods ended September 30, 2000 and 1999, the Company reduced its development costs by $1,140,000 and $1,981,000, respectively.

Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. Expenses decreased $2,263,000 to $344,000 for the three-month period ended September 30, 2000, when compared to $2,607,000 for the three month period ended September 30, 1999. This decrease was mainly comprised of reductions pursuant to the restructuring plan,

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                         (F/K/A Computer Concepts Corp.)
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


which included $619,000 related to consultants' fees, and $327,000 as a result of reduced staffing levels. Additional reductions of approximately $1,011,000 were a result of the sale ComputerCOP in the first quarter 2000. Further, there was a reduction of expenses of $187,000 as a result of a contractual arrangement wherein the Company no longer is responsible for the marketing efforts relating to the multi-media display station. These reductions were offset by $80,000 of expenses attributable to the Company's new consulting service. For the nine-month period ended September 30, 2000, expenses decreased by $4,933,000 to $4,133,000 when compared to $9,066,000 for the same period last year. Included in this decrease were reductions pursuant to the restructuring plan including $1,613,000 related to consultants' fees; $392,000 to reduced staffing levels; and reductions of approximately $3,104,000 due to the sale of ComputerCOP. Offsetting these decreases was a year over year increase of $166,000 pertaining to the multi-media display station due to the Company's effort during the first quarter of 2000 to heavily market the multi-media display station, as well as $167,000 of expenses attributable to the Company's new consulting service.

General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead. Expenses decreased $515,000 to $794,000 for the three-month period ended September 30, 2000, when compared to the three-month period ended September 30, 1999 and decreased $205,000 to $4,571,000 for the nine month period ended September 30, 2000 when compared to the same period last year. Major factors contributing to the three-month and nine-month decreases include, among other things, staff reductions, reduced legal expenses and the reduction in the retention of financial consultants.

Amortization and depreciation expenses decreased $801,000 and $2,336,000 when comparing the three and nine-month periods ended September 30, 2000 and September 30, 1999, respectively. The decreases are primarily attributable to the elimination of purchased software and goodwill acquired in the ComputerCOP transaction. See Note 8.

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

As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000, the Company recognized a taxable gain in the first quarter of 2000 and utilized all of its currently available net operating loss carryforwards. The Company's tax provision for the nine months ended September 30, 2000, of $12,058,000, consists of deferred tax expense of $9,197,000 and current tax expense of $2,851,000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                         (F/K/A Computer Concepts Corp.)
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



Financial Condition and Liquidity

For the nine-month period ended September 30, 2000, the Company continued to incur operating losses. The Company used substantial amounts of cash in operating activities during the three months ended March 31, 2000. However, as a result of the cost saving measures implemented as part of the restructure plan put in affect in March, 2000, the Company has and believes it should continue to see substantial reductions in its operating costs and use of funds when compared to prior periods. The Company financed its operating activities primarily through sale of Softworks common stock. In January 2000, the Company sold its remaining interest in Softworks to EMC Corporation and its subsidiary ("EMC") for $10.00 per share. The transaction provided cash proceeds of $48,301,000 (net of expenses and fees of $3,157,000), and $10,000,000, which were placed in an interest bearing escrow account. The escrow funds, net of any claims against them (if any), are scheduled to be released to the Company one year from the date of closing, January 27, 2001. Also during the first quarter of 2000, the Company sold ComputerCOP Corp. for 1,775,000 shares of NetWolves Corp., valued at $20 per share (aggregating $35,500,000). The assets of ComputerCOP Corp. included the ComputerCOP technology (and certain related assets including inventory) and $20,500,000 in cash. The Company purchased 225,000 additional shares from certain NetWolves shareholders for $4,500,000. The Company paid approximately $1,819,000 in related fees and expenses. See Note 8.

In the first quarter of 2000, the Company's newly appointed Board of Directors approved and the Company announced a restructuring plan that it believes will streamline the Company's operations and overhead structure (Note 3). Key elements of the restructure plan include: (i) elimination of employees, expenses and commitments that supported the ComputerCOP technology (sold to NetWolves, see Note 8), (ii) elimination of employees, expenses and commitments that supported the Company's development project related to a multi- media display station (see Note 11), and (iii) general reduction of corporate operating expenses. The restructuring activity for the nine month period ended September 30, 2000, is summarized in the table below:


                                                Officer/director
                                 Employee          retirement        Consulting     Operating
                                terminations        packages          contracts       Leases     Other     Total
                                ------------    -----------------    ------------   ----------   -----     -----

Restructuring charge
   to operations,
   quarter ended March
   31, 2000                     $ 2,243,000      $ 7,535,000         $ 3,681,000    $ 369,000  $ 985,000  $14,813,000
Restructuring charges
   to operations and
   adjustments, after
   March 31, 2000                   (70,000)         140,000                   -            -    203,000      273,000
                                -----------      -----------         -----------    ---------  ---------  -----------
     Subtotal                     2,173,000        7,675,000           3,681,000      369,000  1,188,000   15,086,000
Cash expenditures                (1,567,000)      (5,507,000)         (1,865,000)     (93,000)  (590,000)  (9,622,000)
Company stock
   issuances                       (200,000)        (100,000)           (630,000)           -   (250,000)  (1,180,000)
Netwolves stock
   exchanged                              -       (1,500,000)                  -            -          -   (1,500,000)
                                -----------      -----------         -----------   ----------  ---------  -----------
Restructuring accrual,
   September 30, 2000           $   406,000      $   568,000          $1,186,000   $  276,000  $ 348,000   $2,784,000
                                ===========      ===========         ===========   =-========  =========  ===========

Of the total outstanding liability of $2,784,000, $1,035,000, is payable after one year.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                         (F/K/A Computer Concepts Corp.)
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999




As discussed above and as detailed in the Condensed Consolidated Statement of Cash Flows, during the nine month period ended September 30, 2000, the Company received $48,301,000 from the sale of Softworks, $2,000,000 (less $72,000 in related expenses) from the sale of a convertible debenture, utilized $26,819,000 in the NetWolves/ComputerCOP transaction and $21,204,000 in operating activities, which includes $9,622,000 toward the restructuring, and paid a dividend to its stockholders totaling $2,194,000, resulting in a cash balance of $2,182,000 as of September 30, 2000. The Company's cash balance as of October 31, 2000 is approximately $1,812,000.

Management's current short-term plan is primarily focused on achieving operating profit by successfully marketing innovative software products and services that capitalize on the Company's patented technologies. To achieve its goals, the Company has restructured its operations, which reduced its operating expenses, while continuing to market the Server Farm. Additionally, the Company intends to successfully market its new consulting service. The Company is continually reviewing its long-term business strategy.

Management believes that its plan will ultimately enable the Company to achieve positive cash flows from operations. Until such time, the Company has several sources to fund its short and long term plans. The Company believes that its present cash on hand plus the possible sale of an additional $500,000 convertible debenture, and, if necessary a partial liquidation of its investment in Netwolves should provide adequate funding until it receives the $10,214,000 currently being held in escrow which is scheduled to become available to the Company (net of any claims) in January 2001. After which the Company believes it will have sufficient funding to fulfill its plan.

NetWolves is an innovator of all-in-one Internet gateway software systems, which is a trend in the networking industry due to the enhanced functionality, offered to end-users. Their primary product is marketed under the trade name, FoxBox. NetWolves incorporates a series of software modules managed by a single administrative interface that protects end user investment and offers cost savings. NetWolves also offers Internet based distance training and profit enhancing programs for the petroleum industry. At September 30, 2000, the quoted market value of the 1,875,000 shares of NetWolves common stock was $15,000,000 ($8.000 per share). On October 31, 2000, the quoted market value of the NetWolves common stock was $10,664,000 ($5.6875 per share).

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

The Company estimates that it expended approximately $50,000 on Year 2000 readiness efforts through September 30, 2000. The Company does not anticipate any further expenditure in connection with Year 2000 issues.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)
                           PART II - OTHER INFORMATION

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999




Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's annual shareholders meeting, held August 23, 2000, the shareholders of the Company elected the individuals identified below to the Company's Board of Directors. Their terms expire at the next annual shareholders meeting. James A. Cannavino, Charles Feld, Dr. Dennis Murray, Carla J. Stovall. The tabulation of the results of the shareholders' vote was: 20,284,498 - For and 173,840 - Against.

A proposal to amend the Company's Certificate of Incorporation to change the name of the Company to "Direct Insite Corp." was approved by the vote of:
20,247,816 - For; 141,170 - Against; and 79,256 - Abstaining.

A proposal to ratify the appointment by the Board of Directors of Hays & Co. as the Company's independent certified public accountants for fiscal/calendar year 2000 was approved by the vote of: 20,332,223 - For; 67,767 - Against; and 49,194
- Abstaining.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     4.1 Form of Convertible Debenture Purchase Agreement dated September 27, 2000 between Direct Insite Corp and Greenwood Court LLC., including exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIRECT INSITE CORP.
(F/K/A Computer Concepts Corp.)



/s/ James Cannavino
--------------------------
James Cannavino                 Chairman and Director   October 31, 2000



/s/ George Aronson
--------------------------
George Aronson                  Chief Financial Officer October 31, 2000