Form 10-K
period 2000-12-31
DIRECT INSITE CORP
filed 2001-04-02
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
(Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 2000

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
Common Stock, par value $.0001                           NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 2001, there were 21,381,937 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $6,014,000 based on the closing sale price of the Common Stock as quoted on the NASDAQ on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Company's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act.

                      Direct Insite Corp. and Subsidiaries
                 Form 10-K for the Year Ended December 31, 2000



                                Table of Contents
                                -----------------
                                                                            PAGE
                                                                            ----
PART I

     ITEM 1  Business                                                          3

     ITEM 2  Properties                                                       14

     ITEM 3  Legal Proceedings                                                15

     ITEM 4  Submission of Matters to a Vote of Security Holders              16

PART II

     ITEM 5  Market for Registrant's Common  Stock                            17

     ITEM 6  Selected Financial Data                                          18

     ITEM 7  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            19

     ITEM 7a Quantitative and Qualitative Disclosures About Market Risk       29

     ITEM 8  Financial Statement                                              29

     ITEM 9  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         29

PART IV

     ITEM 14 Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                         30

SIGNATURE                                                                     33

PART I

Item 1.         BUSINESS
------------------------

                INTRODUCTION

The Company was organized under the name Unique Ventures, Inc. as a "blind pool" public company, under the laws of the State of Delaware on August 27, 1987, and changed its name to Computer Concepts Corp. in 1989. In March, 2000, in an effort to allow the Company the opportunity to seek new management perspectives and directions, the Chairman of the Board of Directors along with the President / Chief Executive Officer / Treasurer retired. Mr James A. Cannavino, was elected a board member and Chairman of the Board. Shortly thereafter the three remaining members of the Board of Directors resigned. Dr. Dennis Murray, president of Marist College and Mr. Charles Feld, Chief Information Officer of First Data Resources and the former Chief Information Officer of Delta Air Lines, were elected to the Company's board. In April, 2000 Ms. Carla J. Stovall, the attorney general of the state of Kansas was elected to serve as a member of the Board. In August, 2000, the shareholders voted to approve to change the name of the Company to Direct Insite Corp. which the Board of Directors believed was more in line with the new direction of the Company.

Direct Insite Corp. and its subsidiaries (hereinafter referred to as " Direct Insite" or the "Company"), operate primarily as an ASP (application service provider) providing high volume data processing and analysis tools for our customers. Direct Insite's core technology, d.b.Express(TM), is a management information tool providing targeted access through the mining of large volumes of transactional data. The Company operates fully redundant data centers located at our main office in Bohemia, N.Y. and in Newark, NJ. Our facility in New Jersey is space leased at the IBM e-business Hosting Center. This co-location / redundancy feature enables the Company to offer virtually down time free service.

Currently, IBM Global Services, the Company's largest customer, (representing approximately 80% of year 2000 revenue) utilizes its core technology, d.b.Express to allow their large enterprise customers to mine their respective high volume telecommunications data uncovering call abuse, deliver cost allocation by usage, provide for network planning, budgeting and the identification of significant trends in calling patterns. During 2000, the Company entered into two key strategic alliances, one with Solant, Inc which was acquired by Avolent, Inc. ("Avolent") the other Moore Business Communication Services, a division of Moore North America, Inc ("MooreBCS"). See the "Product" and "Sales and Marketing" section of this Item for further information pertaining to these new alliances.

Direct Insite provides a second product offering, which utilizes its patented software. This offering, "Telecommunications Solutions" (also marketed under the name Global Telecommunications Services or GTS), utilizes d.b.Express to analyze long distance, data and wireless communication needs, assisting in the negotiation of telecommunication contracts and monitoring ongoing carrier contract compliance. Further, this service offers a time saving analysis tool that finitely and accurately determines errors in reporting and positions that company uniquely with desired cost and productivity savings in previously unidentified areas. The Company began marketing this product offering in 2000 and has not yet recorded any revenue.

Historically, the most significant portion of the Company's operations had been conducted through one of its subsidiaries, Softworks, Inc. ("Softworks"). Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. The Company acquired Softworks in 1993, then a private Maryland company founded in 1977. Softworks was wholly owned by the Company through June 29, 1998. Through a series of transactions, as described in Note 3 to the Consolidated Financial Statements, that included an initial public offering of Softworks in August, 1998, various exchanges of Softworks common stock owned by the Company to consultants and employees for services rendered, a private placement of Softworks common stock owned by the Company in December, 1998, and a second public offering in June, 1999, the Company's ownership of Softworks was reduced from 100% to 35% as of December 31, 1999. Accordingly, Softworks is accounted for as a consolidated subsidiary through March 31, 1999, and commencing April 1, 1999, through January, 2000, Softworks' results are accounted for using the equity method of accounting. Pursuant to a tender offer dated December 21, 1999, the Company sold its remaining 35% interest in Softworks (a total of 6,145,767 shares) to EMC Corporation and its subsidiary ("EMC") for $10.00 per share. The transaction, which was completed on January 27, 2000, provided aggregate cash proceeds of $61,458,000, and resulted in a pre-tax gain, net of expenses, of $47,813,000 recorded in the first quarter of 2000.

In 1997, the Company created a business unit, "professional services", which primarily resells computer hardware and for a fee, will assist in the design, construction and installation of technology systems. In 1999, this business unit had one major contract, involving two customers, which was completed in 1999. Historically, net margins generated from this business unit were extremely low. The Company does not currently have any other sales contracts for this business unit and is not actively pursuing new low margin contracts. In January, 2000, the Company elected to significantly curtail the operations of this business unit, and will only accept new contracts if it believes the contract will generate significantly higher margins

In June 1998, the Company acquired certain software and related sales and marketing rights. The acquired software technology, marketed under the trade name Bo Dietl's One Tough ComputerCOP ("ComputerCOP"), is designed to inform non computer literate parents, guardians and alike, what materials, or possible threats to the safety and well being of their children or others has been accessed over the Internet, such as objectionable web sites, text, pictures, screens, electronic mail, etc. The Agreement also included the rights to the use of Richard "Bo" Dietl's name in conjunction with the promotion and endorsement of the software as well as appearances by Mr. Dietl in support of the software in regional and national marketing campaigns. Mr. Dietl has been recognized as one of the most decorated police officers of the city of New York. In February, 2000, the Company sold a newly created wholly owned subsidiary with assets consisting primarily of $20.5 million cash, the above referenced technology and remaining marketing rights, inventory and related receivables for 1,775,000 shares of NetWolves Corporation (Nasdaq: "WOLV"). The transaction was valued at approximately $35.5 million and resulted in a pre-tax gain of $8,534,000 recorded in the first quarter of 2000.

During 1999, the Company began to develop a multi-media display station, which combined Internet strategy and e-commerce with multi-media forms of delivery, presentation and interaction with end-users. This Internet based communications/advertising network was being designed by the Company to create a means by which businesses could promote specific brand/product/service awareness. The Company intended to market this technology in association with owners and/or managers of high traffic venue areas (i.e., malls, airports, etc.) to local, regional and national businesses. From inception through March 31, 2000, the Company invested approximately $7,000,000 in its marketing and development efforts (charged to operations as incurred). As part of the Company's restructuring plan (Note 13 to the Consolidated Financial Statements), the Board of Directors determined that it was in the Company's best interest to immediately cease all funding of this project, as additional funds would have been required in order to complete development and bring the product to market. As a result, in April 2000, the Company entered into a contractual arrangement with an unrelated third party, whereby the Company transferred all of its in-process research and development technology related to the multi-media display station for the rights to 50% of the future profits (as defined), if any, from the third party's operation or sale of this technology. The third party agreed to utilize its contacts in the industry and also agreed to fund substantially all future costs associated with the continued development and marketing of the display station. There can be no assurances that the Company will recognize any proceeds from this transaction.

Refer to Note 18 to the Consolidated Financial Statements for Segment information.

The Company's present strategic plan is focused on becoming a preeminent provider of innovative software products that break down barriers between people and data thereby allowing corporate users to more easily access enterprise-wide data. In addition, this plan includes, among other factors, the exploitation of the Company's proprietary technology, d.b.Express, primarily through the development of several vertical markets. Telecommunications is presently being targeted as one of the first vertical markets. Additionally, during the second quarter of 2000, the Company began offering a new consulting service.

We believe that Direct Insite is one of but a few companies that can provide high volume visual analysis, reporting and Electronic Bill Presentment and Payment ("EBPP") through an ASP model to the telecommunications industry. The service offering is designed to allow Direct Insite to pursue other verticals along with telecommunications. Moving forward, the challenge is simple, people want to process, analyze, and view more and more data.

        PRODUCTS
        --------

        Core Technology  --  d.b.Express
        -------------------------------

The Company's core technology, d.b.Express, is a management information tool providing targeted access through the mining of large volumes of transactional data. Unlike traditional database products, our software indexes all data relationships, which eliminates the need to pre-determine what questions need to be answered. This facilitates analysis to discover the information normally hidden in summarized information and allows the user to "drill down" to the individual records to produce results. This is accomplished with our unique ability to visually present hundreds of millions of transaction records processed into our proprietary database. The data is uniquely presented in raw form visually and mining is accomplished through a simple graphicical user interface that presents data correlations through graphs called histograms. Thus allows the user a method to more easily obtain answers to any question about the data without being an expert software user requiring sophisticated structured query language ("SQL") statements. The data is delivered via the Internet with simple browser technology thus allowing any remote user with basic Internet access to manipulate huge databases in seconds. This enables our customers huge efficiency gains, significant cost savings and it empowers their organization by sharing the information and processing power via the Internet.

The traditional offering in place is the private branding of d.b.Express software with channel partners providing bundled solutions to telecommunications carriers and resellers with a primary emphasis on call detail analysis, electronic bill payment and presentment EBPP as well as Internet Customer Care ("ICC"). At present, the traditional offering, is primarily marketed to communication providers. Direct Insite currently has partnerships in place with Moore BCS and Avolent Inc. The alliance with Avolent assists the Company in two areas. Firstly, the reciprocal license agreements permit Avolent to market the d.b.Express technology through its marketing force. Secondly, we now can offer next-generation technology for Internet-based EBPP and Internet Customer care. With their BizCast(TM) offering, the Company is able to offer a complete, feature-rich solution that meets the needs of business-to-business billers, service providers and payers. It includes the functionality required to import invoice data, present, process, and pay invoices. The combined offering is designed to provide billers with the capability to reach a wide array of payers. Additionally, during 2000 the Company entered into an agreement with MooreBCS. Through this relationship the Company seeks to gain access to MooreBCS' customer base. MooreBCS, on the other hand sought to enhance its offering by addressing the issue of scalability. Scalability crisis occurs at a certain point when data files reach a size wherein it cannot be efficiently transmitted via the Internet. The Server Farm / d.b.Express address this dilemma.

d.b.Express provides business with a simple, fast, low-cost method of finding, organizing, analyzing and using information contained in databases over the Internet. The software employs a graphical user interface "GUI" that enables users to directly access and use information contained in relational and pseudo-relational databases created by many database management systems DBMS on the market. In addition, this proprietary software tool has the ability to directly utilize information obtained from spreadsheets and data in the form of American Standard Code for Information Interchange ASCII files. The technology enables users to analyze millions of records over the Internet without the need to first download the data being analyzed. Telecommunications industry specific applications of the technology have been developed and are being marketed.

d.b.Express does not replace DBMS programs. Instead, it improves the accessibility of databases created by DBMS by eliminating the need to write queries in computer code and facilitates data searches through the use of graphical query tools. Prior to the availability of d.b.Express, comparable analytical and presentation capabilities were possible only through costly executive information systems ("EIS") or customized programs developed and supported by highly skilled MIS professionals. The need for Management Information Systems ("MIS") professionals and programming effectively raises the cost of access to information in terms of time and money. Ultimately, these barriers result in less timely and lower quality business decision-making.

There are some DBMS access tools on the market that claim to eliminate the need to use computer code and provide graphical query capability. All of these programs, however, only simplify the writing of computer code, usually through industry-standard SQL, by having users develop logic in a semi-procedural facility. While reducing some problems associated with the writing of computer code, such as "typographical errors", they do not eliminate the need for knowledge of computer code or database structure and organization, and require significant training of the user. d.b.Express enables the access and productive use of complex databases without specific computer knowledge. d.b.Express enables a broader population within an organization to visually and interactively mine their data without the need or support from internal or external MIS staff.

d.b.Express approaches database accessibility, enabling people at all levels of an organization to analyze the data without any knowledge of programming. d.b.Express achieves this in two steps. First, it utilizes proprietary algorithms, accesses and automatically summarizes all of the records in the required databases into its own format. Second, the software presents users with an intuitive multi-dimensional picture of the data that the user can easily customize to his need with a simple point-and-click interface. In addition to a vast simplification of database access and analysis, d.b.Express performs these tasks faster than any DBMS because the software does not reread the database for each task; it only reads the summaries it has created.

Windows (R) Version 1.0 of d.b.Express was introduced in December, 1993, and the DOS version was introduced in late 1992. Windows (R) Version 2.0, with significantly enhanced functionality based on user feedback, was introduced in the second quarter of 1994 and a Windows 95 Version was introduced in the third quarter of 1995. Windows NT (R), Internet Server and JAVA Applet versions were introduced in 1996 and 1997. Version 6.0 was released during the fourth quarter of 1999; significant new features include increasing d.b.Express' ability to interactively access, via the Internet, millions of records in a matter of seconds. Additional features include ad-hoc reporting and integrated mapping capabilities. The Company anticipates the release of Version 7.0 during the second quarter of 2001. Key features of Version 7.0 are anticipated to include:

-- Real time data input exposes the d.b.Express engine to many more potential applications. Interactive mining session changes in real time as data is being streamed in.
-- New intuitive graphical user interface. 3-D perspective, pop-up tool tips and multi-select capability.
-- Rewritten JAVA applet - twice as fast and more functional than previous applets.
-- New rollup functionality provides the features of On-Line-Analytical-Processing with the ease of d.b.Express. View several months of data, multiple data files or any combination of the above.

-- Infinite level hierarchy support. Any company hierarchy structure can be created.
--   Date / Time fields can now be visually mined down to one minute intervals.
-- New ad hoc report writer supports calculated fields; i.e. top / bottom n values, sorting and grouping. "If you can think it, d.b.Express can print it."
--   Mined data can now be viewed on full color maps of the United States.
-- New d.b.Express report servers scale as needed. Hundreds or even thousands of reports can be generated simultaneously.
--   Context sensitive help now contains instructional videos of product use.


        d.b.Express Internet Information Server
        ---------------------------------------

The d.b.Express Internet Information Server is an Internet database information service. This service makes use of its proprietary data access technology by providing its customers access to their detail telephone records anywhere in the world, via the Internet. With this service, customers can access via the Internet, numerous detail telephone call records. Data can be visually presented using the Company's patented data visualization technology. The technology provides users with a Filescape (TM) (an all encompassing picture of data similar to a landscape picture) from which users are able to perform point-and-click ad-hoc queries in order to discover anomalies, trends and misuse of their data, and, if desired, infinite drill down to individual detail records. This is accomplished within seconds, rather than hours, which the Company believes could create cost savings and operational efficiencies. Customers are able to review and analyze their telephone usage at the detail level. They are able to review and, if desired, print standard pre-generated reports, ad-hoc reports based on predefined templates, or define and review/print their own ad-hoc reports, all without taking delivery of the large volume of data required. In order to meet the archival requirements of customers, the Company produces CDs of each month's billing details. In order to provide this service, the Company has put into place a comprehensive data center. The service is available 24 hours a day, 7 days a week, 365 days a year.

The advantages inherent to d.b.Express include the following:
------------------------------------------------------------

        Ease of Use
        -----------

Using the analogy of an automatic camera, d.b.Express simplifies data access and analysis by providing a sophisticated, simple-to-use vehicle to take pictures of complex data. By combining an intuitive point-and- click interface with a powerful integration and retrieval engine in a low-cost product, d.b.Express breaks down the barriers between people and data. After d.b.Express has read one or more databases, the data is presented to the user in a Afilescape@ using a common histogram metaphor. The user merely points to a bar in the chart and clicks to view data from the highest summary level to the lowest level of detail. d.b.Express provides powerful desktop functionality, via the Internet, that allows the exploration of data patterns, trends, and exceptions. Data earches, queries and analyses can be converted to sophisticated, simple to use presentations providing integrated business graphics and report writing capabilities.

        Interfaces With Leading Databases and Other Tools
        -------------------------------------------------

d.b.Express provides direct access to leading databases created by DBMS vendors, including CA-Clipper, Microsoft Access, Foxbase and FoxPro, Lotus Approach, Borland dBase and Paradox, Oracle, Informix, Sybase, Ingres, SQL Server, IBM DB2 and DB2/2, Netware SQL, Gupta SQL Base, Progress, XDB, SQL/DS, Teradata and Btrieve and any other database with ODBC support. These DBMS's represent most of the installed relational database management systems ("RDMS") worldwide. In addition, d.b.Express is able to access data contained in spreadsheets and read data in ASCII format, which further broadens the software's capability with other DBMS products. d.b.Express results can be exported to popular spreadsheets, report writers, graphics packages and word processors including Lotus 1-2-3, Excel, Quattro Pro, ReportSmith, Crystal Reports, Harvard Graphics, Power Point, WordPerfect and Word.

     Ability To Integrate Data From Databases Created By Multiple Vendors
     --------------------------------------------------------------------

When d.b.Express reads a database, it creates its own summaries of information through its proprietary process. Information contained in databases is formatted into d.b.Express' proprietary format. This permits users to access and compare information contained in enterprise-wide databases created by different vendors simultaneously in the d.b.Express' user-friendly environment.

     Works in Common Operating Environments
     --------------------------------------

d.b.Express operates in virtually all file server and peer-to-peer networking environments providing data to Microsoft Windows7 and Windows NT workstations. d.b.Express Internet Information Server provides secure visual data mining functionality through Internet browsers such as Microsoft Internet Explorer and Netscape Communicator.

     High Processing Speed
     ---------------------

Once a database source has been processed, d.b.Express employs proprietary matrix storage technology rather than rereading each data element in that database. All packaged DBMS reread every single data element each time a task, such as sorting or analysis, is performed. The elimination of the rereading step through d.b.Express' proprietary process increases the speed of data access enabling ad-hoc analysis at a rate we believe is far faster than possible with any other system. The advantage of the d.b.Express process over other processes increases with the size and complexity of the database. d.b.Express breaks down barriers between people and data by eliminating the need for SQL expertise, saving time by gaining decision-critical information through rapid data access and analysis, and saving money through minimal training investment and cost-effective product implementation.


Disadvantages in regard to d.b.Express include the following:
------------------------------------------------------------

     Lack of Established User-base and Acceptance of the Product
     -----------------------------------------------------------

d.b.Express is not yet widely used and is perceived as a new technology which may defer acceptance. The Company believes its focus on large-scale users and its new Internet Server Farm technology could help overcome the lack of acceptance in the market place. There is no assurance that the Company will be successful in reaching its sales plan to gain widespread usage of the technology.

     Limited Resources to Market and Promote d.b.Express
     ---------------------------------------------------

The Company has limited resources with which to market and promote d.b.Express. Regardless of the unique patented aspects of the product, if the Company is not able to effectively market and promote the usage of the product, the successful dispersion of the product as a widely used access tool may not be achieved.

     Alternative Methods Available to Access Data and Potential New Technologies
     ---------------------------------------------------------------------------

d.b.Express' access method is patented and innovative. However, alternative methods for accessing data exist, primarily text based search engines. We believe that many of the alternative methods require knowledge of specific database query languages. The Company is not aware of any alternative technology which can effect data searches with the speed, and without sophisticated programming skills, which, d.b.Express provides; however, it is possible that new technologies will be developed which may effectively compete with d.b.Express. If such new technologies are developed, they could negatively impact the Company's ability to successfully market and promote d.b.Express on the Internet.


PRODUCTS  --  Telecommunications Solutions
------------------------------------------

Direct Insite provides a second product offering, which utilizes its patented software. This offering "Telecommunications Solutions", (also marketed under the name Global Telecommunications Services or GTS) utilizes d.b.Express to analyze long distance, data and wireless communication needs, assisting in the negotiation of telecommunication contracts and monitoring ongoing carrier contract compliance. This service best serves several groups, including the Fortune 2000 companies, call centers, and buying consortiums. The Company is combining this service with its Server Farm to create a unique, powerful detailed customer profile. This new, enhanced profile will allow customers to efficiently optimize all telecommunications contract compliance, establish traffic metrics, monitor invoice accuracy and rate compliance as well as support complex invoicing and reporting requirements, exception reporting and electronic invoicing, all via the Internet.

The Company began marketing this product offering in 2000 and has not yet recorded any revenue. Telecommunications consultants with over fifteen years of combined experience spearhead this offering. The sell cycle of this offering tends to be lengthy, are dependent on such factors as the choice of service requested; size of the potential customer; response time from their telecommunications carrier as well as unique facts and circumstances pertaining to their telecommunications contract.

Descriptions  of the  services  offered within this business are:

        Contract Negotiation Services
        -----------------------------

Contract Negotiation services ensure customers receive market-leading pricing and flexible contractual language for comprehensive service agreements, as well as, stand alone voice, data, local and wireless services.

These services include the following:

     Pricing Negotiations and Amendment Updates

     -- Data collection and development of traffic study:
                -  Outbound, 800 and Local Voice
                -  Data and Internet Services
                -  Dedicated Access and DSL
                -  Wireless
     -- Identification of service and volume leverage
     -- Contract, service and volume optimization

     Requests for Proposal (RFPs)
     -- Preparation and administration
     -- Define strategy and host bidders conference
     -- Evaluate proposals and coach carriers
     -- Finalize pricing and negotiate contract

     Flexible and Essential Contractual Language
     -- Competitive pricing clauses
     -- Sound business downturn and divestiture clauses
     -- Technology migration clauses
     -- Custom and meaningful Service Level Agreements that address:

                -  Network quality: latency, availability and restoration
                -  Provisioning; installation and conversion guarantees
                -  Billing: dispute, withholding of payment and back billing
                -  Problem escalation

        Contract Compliance
        -------------------

Contract Compliance service provides Internet based account management solutions that save time, money and provide valuable information that assist corporations with telecommunication cost management.

     Attainment and Summary Reports
     -- Monthly and annual usage versus existing commitments
     -- Monthly and annual revenue contribution by product category
               -    Domestic and International Voice
               -    Data and Internet Services
               -    Local Services
               -    Wireless

     -- Multi-vendor usage consolidation presented in a common format -- Network Inventory
     -- Jeopardy Reports

     Pricing Verification
     -- Domestic and International voice rates
     -- Data network components
     -- Circuit installations and cancellations
     -- Surcharges

     Fluctuation Analysis
     -- Rate
     -- Volume trending
     -- Semi-annual trending reports

     Account Management
     -- Invoice: dispute management and resolution services
     -- Proactively identify and utilize leverage to provide cost savings -- Renegotiation recommendations
     -- Contract optimization

        Solutions Management
        --------------------

Solutions Management services minimize the time and internal resources corporations allocate toward managing telecommunication services while maximizing the financial benefits. We design custom organizational and management solutions and provide consolidated corporate information to enable better control and analysis of cost and efficiencies
Customized  Internet Management Solutions

     -- Develop tools and procedures to budget and allocate costs by location and division
     -- Create invoice consolidation and corresponding invoice cycles for IXCs (Inter-Exchange Carrier) and RBOCs (Regional Bell Operating Company)
     --   Network inventory tracking solutions

Internet Based Reporting

     --   Management Reports

          -    Corporate summaries: geographic, divisional and business group
          -    Trends identified by department and division
          - Inbound call details by 800 number: # of calls, duration and originating NPA/NXX (the first three digits of a local telephone number (Numbering Plan Area) or area code
          -    Customer defined reporting

     --   Traffic Reports

          -    International call summaries by country
          -    Call summaries by state and area code
          -    Number of calls by Week/Day/Hour

     --   Focus and Exception Reports

          -    Frequently dialed numbers
          -    Long duration and expensive call summaries
          -    Calls to 900 numbers or other potential call abuse

   Call Center and PBX (Private Branch Exchange) Solutions

     --   Call Center system design and re-design
     --   IVR ( Interactive Voice Response) design and scripting
     --   PBX call polling and accounting

   Commercial Law and Regulatory Solutions

     --   Wireless station authorizations and license assignments
     -- Negotiate equipment purchases and financial arrangements for cellular ventures
     -- Specialized solutions to address Federal Communications Commission regulatory concerns

        Professional Services
        ---------------------

The Company's professional services unit provides a wide array of information technology, support and services which offer solutions, support, and strategies to solve various business needs in such areas as hardware, network determinations, help desk applications, wiring/cabling, LAN connections, moves/adds/changes, and project management, as well as overseeing new installations and offering on-site component repair. However, as noted above and in Item 7 - Management's Discussion and Analysis of Financial Condition, the operations of this business unit were significantly curtailed in January, 2000.



        SALES AND MARKETING / DISTRIBUTION
        ----------------------------------

The Company utilizes an internal sales team as well as independent marketing organizations and strategic partners. As discussed in "Products" the Company entered into arrangements with Avolent and Moore BCS to market its offerings. The Company and Avolant signed reciprocal license agreements, wherein both companies have enhanced each other's product offerings and will market one another's offerings as well as an integrated product. Additionally, Avolent provides the Company with an expanded sales and marketing force. Moore is recognized as a leader in the print and digital communications industry. Through this relationship the Company seeks to gain access to MooreBCS' customer base.

The professional services business segment had been primarily marketed through the efforts of an individual, formerly with I.B.M., who possessed the necessary experience along with a small in-house support staff.


        SEASONALITY AND BACKLOG
        -----------------------

Revenue from the server farm generally is not subject to fluctuations or seasonal flows. With respect to telecommunications solutions, this business has, to date, no history on which to adequately report. However, we do anticipate that it will report quarterly fluctuations.

Other factors including, but not limited to, new product introductions, domestic and international economic conditions, customer budgetary considerations, the timing of product upgrades, and fee recognition in connection with our telecommunications services may create fluctuations. As a result of the foregoing factors, the Company's operating results for any quarter are not necessarily indicative of results for any future period.

        RESEARCH AND DEVELOPMENT
        ------------------------

The computer software industry is characterized by rapid technological change, which requires ongoing development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or changes in manufacturers' hardware and software so require.

The Company believes that its research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of December 31, 2000, the Company's research and development group consisted of 18 employees (44%). Further, when needed, the Company frequently retains the services of independent professional consultants. The Company seeks to recruit highly qualified employees, and its ability to attract and retain such employees will be a principal factor in its success in maintaining a leading technological position. For the three years ended December 31, 2000, 1999, and 1998, research and development expenses were approximately $4,278,000, $10,525,000, and $11,193,000, respectively. The Company's research and development expenditures relating to its core technology, d.b.Express and the server farm were approximately $2,600,000, $5,650,000 and $3,040,000 for the three years ended December 31, 2000,1999 and 1998, respectively. The Company believes that investments in research and development are required in order to remain competitive.

        COMPETITION
        -----------

The Company's products and services are marketed in highly competitive environments. These environments are characterized by rapid change, frequent product introductions and declining prices. Further, the Company's PC products have been designed specifically for use on the Intel X86 family of computers, utilizing other well known database products.

The Company's traditional business faces competition from large carriers who offer to their customers report presentation tools such as MCI which offers a CD ROM based product called "Perspective", AT&T offers a similar product called "Billing Edge" while Sprint offers "Fone View". All of these products provide for standard reports along with call detail records. There are also smaller companies that offer desktop versions of electronic bill presentment and payment (" EBPP"). Of the small companies who offer EBPP both Call Vision and Filetek offer desktop solutions while Interconnect is an Internet delivery company of EBPP services.

The  Telecommunications   Solutions  business  unit  faces  competition  from  a
different group whose attributes include legal, ASP, negotiations and contract compliance / auditing:

     -- Deloite & Touche: Bundles services along with telecommunications to provide the customer a solution that extends beyond our current offering. They have name recognition and credibility and produce extensive background research material. Their model is to provide fee for service consultants; the technology applied is generally traditional database tools.

     -- Hank Levine / LB3: Mr. Levine is an attorney that specializes in contract negotiation and pricing models. Levine is well known for his extensive experience in preparing telecommunication contracts. Currently his services are focused mainly on consulting fees related to contract services.

     -- Telwares: Also a negotiations services company, they have been established for several years and have an established customer base that includes Pepsi, Georgia Pacific, Safeway and other Fortune 1000 Companies.

     -- Teletron: Audits and reviews telecommunications costs for its clients as well as assists in negotiating telecommunication contracts.

Many of the Company's current and potential competitors have greater name recognition, larger installed customer bases, longer operating histories, and substantially greater financial, technical and marketing resources than the Company. There can be no assurance that the Company's current and potential competitors will not develop products that may be or may be perceived to be more effective or responsive to technological change than are the Company's current or future products or that the Company's technologies and products will not be rendered obsolete by such developments. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

        EMPLOYEES

The Company had 41 employees, all in the United States, at March 3, 2001, including 11 in marketing, sales and support services, 21 in technical support, (including research and development) and 9 in corporate finance and administration. The future success of the Company will depend in part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense, and the Company has experienced turnover in its management group. None of the Company's employees are represented by a labor union. There are no employment agreements or contracts. The Company believes that its relations with its employees are good.


        PATENTS AND TRADEMARKS

The Company  has two  federally  registered  trademarks,  which it relies  upon:
"d.b.Express" and "dbACCEL(TM)". In addition, the Company received a patent for the proprietary aspects of its d.b.Express technology in 1994, and a second, expanded patent on that technology in 1995, which broadened the claims regarding the product's graphical interface and indexing. No assurance can be given that the Company's patents and copyrights will effectively protect the Company from any copying or emulation of the Company's products in the future.

        OFFICERS OF THE COMPANY

                                          Served as                   Positions and
        Name               Age           Officer Since                    Offices
-------------------------------------------------------------------------------------------------

James A. Cannavino          55            March, 2000          Chairman of the Board of Directors
Warren Wright               41            December, 2000       Chief Executive Officer
Anthony Coppola             46            March, 2000          President
George Aronson              52            August, 1995         Chief Financial Officer, Secretary
Lawrence York               31            June, 2000           Vice President
Arnold Leap                 33            November, 2000       Executive Vice President and Chief
                                                                  Technology Officer

Item 2.   PROPERTIES
--------------------

The Company leases various facilities for its corporate headquarters and operations. The Company's significant facilities include:

Description             Location        Square Footage          Lease term      Annual Rental Cost
-----------             --------        --------------          ----------      ------------------
Corp Headquarters       Bohemia, NY        10,000             7/1/94 - 6/30/02       $192,600
Co-location facility    Newark, NJ         Note 1             2/1/01 - 1/31/04       $226,800
________

Note 1. The Company is obligated under the terms of an agreement with its major customer to have its redundant / co-location IBM site. The redundant facility provides the Company with, among other things, switches, routers, racks, connections to Internet network access points, at a variety of bandwidths, various levels on monitoring, and access to problem management support.

Item 3.    LEGAL PROCEEDINGS
----------------------------

In March, 1995, an action was originally commenced against the Company and a number of defendants (Barbara Merkens v. Aval Guarantee Ltd., Walter Mennel, J. Forror, A. Faehndreich-Braun, T&M Consulting AG, M. Schmidt, E.G. Baltruschat and Computer Concepts Corp.; United States District Court, Eastern District of New York). In early 1997, after a change in counsel, the plaintiff amended the complaint for a second time, now naming as defendants only the Company and three of its officers. The second amended complaint alleges that certain third parties, unrelated to the Company, transferred certificates representing 1,000,000 shares of the Company's common stock to the plaintiff. The complaint further alleges that such shares were endorsed in blank by the third parties and became bearer securities, which were negotiated to the plaintiff by physical delivery. The certificates had not been legally acquired from the Company and the Company had reported the certificates to the Securities and Exchange Commission as stolen certificates. Plaintiff has requested validation of the transfer of the certificates and is seeking damages of an unspecified amount, consisting of alleged diminution in market value of the subject shares from 1994 through the date of any judgment in the plaintiff's favor. The Company denied plaintiff's allegations and filed a motion for summary judgment. On or about November 8, 1999, the motion for summary judgment was granted in favor of the Company and its officers. However, the plaintiff filed an appeal, which was contested by the Company. Since that time the parties agreed to settle the matter. Under the terms of the tentative settlement agreement the Company would issue 250,000 shares of its common stock. The tentative settlement has been remanded to the district court, which is required to review the fairness of the settlement agreement pursuant to the Securities Act of 1933,as amended. The Company believes this settlement is likely to be accepted by the district court. Accordingly, during the fourth quarter the Company accrued $80,000 to cover the value of the shares to be issued plus estimated legal fees.

During 1999, the Company and certain officers received notification that they had been named as defendants in a class action (case # CV 99 1046, Kassouf, et al v. Computer Concepts Corp., Daniel DelGiorno, Sr. and Daniel DelGiorno Jr., U.S. District Court, Eastern District of New York) alleging violations of certain securities laws with respect to the content of certain Company announcements. On January 30, 2001, the Court entered a judgment dismissing the suit. The time to file an appeal has expired.

In August of 1999, the Company and its directors were served with a complaint filed in the Chancery Court of Delaware, New Castle County Claude Nadef v. Daniel DelGiorno, et al and Computer Concepts Corp. as Nominal Defendant; C.A. No. 17376-NC). This is a derivative action, which is action brought by the plaintiff on behalf of the Company, in which the Company, for technical reasons, is named as a nominal defendant along with the real defendants in interest, Daniel DelGiorno, Sr., Daniel DelGiorno, Jr., Russell Pellicano, Augustin Medina, all former members of the Company's Board of Directors. The plaintiffs alleges that the individual defendants breached their respective fiduciary duties to the Company by awarding excess compensation and are requesting a judgment in favor of the Company for such excess compensation. An answer to the complaint was interposed, denying the material allegations of the Complaint. Document discovery has commenced, although no depositions are scheduled. The Company and defendants have denied the allegations and are vigorously defending the matter; however, the Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements in regard to this matter.

In November, 1999, a Company subsidiary was added as a party in an amended complaint (Outdoor Systems, Inc., et al v A. Esman and MallNet Media Corp.; Superior Court, Arizona, Maricopa County; No. CV 99- 12185). The complaint alleges that Esman (a consultant to the Company) violated a personal non-compete agreement in performing services for MallNet (a Company subsidiary), and Outdoor Systems contends that they have been compelled to offer terms more generous to their customers than they otherwise would have offered. Plaintiffs did not disclose the amount of their alleged damages and requested injunctive relief. In September 2000, this matter was settled under a stipulation for dismissal without any further cost to the Company.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

At the Company's annual shareholders' meeting, held on August 23, 2000, the shareholders of the Company elected the individuals identified below as the Company's Board of Directors. Their terms expire at the next annual shareholders meeting.

The tabulation of the results of the shareholders' vote was:

                                     For              Against/Withheld/Abstain
                                     ---              ------------------------
James A Cannavino                 19,784,498                 173,840
Charles Feld                      19,784,498                 173,840
Dr. Dennis J. Murray              19,784,498                 173,840
Carla Stovall                     19,784,498                 173,840



A proposal for the appointment by the Board of Directors of Hays & Co. as the Company's independent certified public accountants for calendar year 2000 was approved by a vote of: 19,832,233 - For; 63,767 - Against; with 49,194 - Abstained.

A proposal to amend the Company's Certificate of Incorporation to change the name to Direct Insite Corp was approved by a vote of: 19,747,816 - in favor; 141,170 - opposed; 79,256 - abstained.

PART II
-------

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK
----------------------------------------------

The Company's Common Stock has been traded on NASDAQ since September 23, 1992. The following table sets forth the high and low sales prices for the Company's common stock by fiscal quarters for the last two years.

                                                 High           Low
                                                 ----           ----
1999:
    First Quarter                               2.375           1.406
    Second Quarter                              1.938           1.250
    Third Quarter                               2.000           1.093
    Fourth Quarter                              2.250           1.000

2000:
    First Quarter                               2.688           1.469
    Second Quarter                              1.500           0.688
    Third Quarter                               1.125           0.688
    Fourth Quarter                              1.063           0.313

2001
    (Through March 22, 2001)                    0.469           0.210



As of March 24, 2001, the there were 3,056 shareholders of record. The Company estimates that there are approximately 14,767 shareholders whose shares are held in the name of their brokers or stock depositories.

In February, 2000, the Company declared a dividend of $0.10 per share (aggregating approximately $2 million) to its shareholders of record on March 15, 2000, and paid May 1, 2000.

In  August,  1999,  the  Company  declared  a  special  dividend  of $6  million
(approximately $0.29 per share), which was paid on November 15, 1999, to shareholders of record as of September 30, 1999.

The Company does not presently anticipate declaring any dividends for the foreseeable future.

Item 6.   SELECTED FINANCIAL DATA
---------------------------------

The following selected consolidated financial data for the five fiscal years ended December 31, 2000,1999,1998, 1997 and1996, are derived from the Company's audited financial statements. To better understand the following financial information, investors should also read the "Management's Discussion and Analysis of Operations." This data should also be read in conjunction with the consolidated financial statements of the Company, related notes, and other financial information included elsewhere in this Form 10-K. All numbers are in thousands, except per share amounts.

In August, 1998, Softworks completed a public offering, after which the Company's ownership interest was reduced to approximately 72%. In April, 1999, the Company's ownership of Softworks was reduced below 50%, and accordingly, commencing April 1, 1999, Softworks' results are accounted for using the equity method of accounting and are no longer consolidated. See Note 3 to the Consolidated Financial Statements that provides pro forma consolidated financial information as if the sale of Softworks was consummated as of the beginning of the three years ended December 31, 2000, 1999 and 1998.

Consolidated Statement of Operations Data:
                                                              Year Ended December 31,
                                         2000            1999           1998         1997          1996
                                         ----            ----           ----         ----          ----
Revenue                                 $2,120         $24,640        $61,988      $29,738       $19,030

Cost of Revenue                            322          13,044         21,018        3,663         2,043
                                        ------         -------        -------      -------       -------
Gross Margin                             1,798          11,596         40,970       26,075        16,987
                                        ------         -------        -------      -------       -------
Research and Development                 4,278          10,525         11,193        8,785         5,347
Sales and Marketing                      4,644          17,417         28,496       17,033        13,038
General and Administrative               5,505          11,472         12,718        9,111         8,185
Amortization and Depreciation              871           4,738          4,207        2,386         3,550
Non-recurring Restructure Charge        15,176               -              -            -             -
Unusual Charges                              -               -              -          686         2,590
Reduction in Carrying Values of
 Long-Lived Assets                           -               -              -            -           412
                                      ------------------------------------------------------------------
Total Operating Expenses                30,474           44,152        56,614       38,001        33,122
                                      ------------------------------------------------------------------
Operating loss                         (28,676)         (32,556)      (15,644)     (11,926)      (16,135)

Gain on Sale of Softworks               47,813           17,107        28,785            -             -
Equity in Earnings of Softworks              -              512             -            -             -
Gain on Sale of ComputerCOP in 2000
 and Maplinx in 1997                     8,534                -             -          813             -
Other-Than-Temporary Decline in
 Investment in NetWolves Corporation   (29,737)               -             -            -             -
Interest Charge Pertaining to Discount
 on Convertible Debentures                (354)               -             -       (1,288)       (2,810)
Other Income (Expense), net                724              316          (485)          16            (8)
Minority Interest in Earnings of
 Softworks                                   -              (46)       (1,361)           -             -
                                      ------------------------------------------------------------------
(Loss) Income Before Provision for
 Income Taxes                           (1,696)         (14,667)       11,295      (12,385)      (18,953)

(Provision For)/Benefit From Income
 Taxes                                 (10,040)           9,095        (1,748)           -             -
                                      ------------------------------------------------------------------
Net (Loss) Income                     $(11,736)         $(5,572)       $9,547     $(12,385)     $(18,953)
                                      ==================================================================
Basic Net (Loss) Income per Share     $  (0.55)         $ (0.27)       $ 0.58     $  (1.11)     $  (2.66)
                                      ==================================================================
Diluted Net (Loss) Income per Share   $  (0.55)         $ (0.27)       $ 0.56     $  (1.11)     $  (2.66)
                                      ==================================================================
Cash Dividends Declared per Share     $   0.10          $  0.29        $    0     $      0      $      0
                                      ==================================================================
Basic Weighted Average Common Shares
 Outstanding                            21,395           20,455        16,523       11,163         7,130
                                      ==================================================================
Diluted Weighted Average Common
 Shares Outstanding                     21,395           20,455        17,031       11,163         7,130
                                      ==================================================================

Consolidated Balance Sheet Data:
                                                                     December 31,
                                         2000            1999           1998         1997          1996
                                         ----            ----           ----         ----          ----
Cash and Cash Equivalents              $10,851           $1,852        $8,176         $778        $5,675
Working Capital                          9,693           22,846        27,569        1,412         2,809
Total Assets                            18,253           30,024        91,902       39,298        27,671
Long Term Debt, Less Current Portion       924                -         1,403        1,395           526
Minority Interest                            -                -         8,503            -             -
Shareholders Equity                     10,538           24,486        34,016        9,667         9,524

                                                       18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------

        Forward-Looking Statements
        --------------------------

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward - looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, the risk of errors or failures in the Company's software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

        Overview
        --------

The year 2000 witnessed major changes at the Company. During the first quarter the then full slate of Board of Directors, and CEO either retired or resigned. The newly appointed Board, with Mr. James A. Cannavino as its chairman and interim CEO, directed the management to put in place a restructure plan. Their primary objective was to streamline the Company's operations and overhead structure. In March, 2000, the Company implemented a restructuring plan, its primary objectives being: (i) to significantly reduce the number of employees, expenses and commitments that supported the ComputerCOP technology (sold to NetWolves, see Note 3 to the Consolidated Financial Statements), (ii) the elimination of employees, expenses and commitments that supported the Company's development project related to a multi-media display station (see Note 11 to the Consolidated Financial Statements), and (iii) a general reduction of operating expenses. In addition to reducing its overhead, the Company believes that the restructuring has enabled management to concentrate on its core product. The Company is now focused on exploiting its d.b.Express technology, which provides the tools to analyze large volumes of data, currently marketed for telecommunications analysis. In August 2000, the shareholders voted to approve to change the name of the Company to Direct Insite Corp., which the Board of Directors believed, was more in line with the new direction of the Company.

Direct Insite Corp. and its subsidiaries (hereinafter referred to as " Direct Insite" or the "Company"), operate primarily as an ASP (application service provider) providing high volume data processing and analysis tools for our customers. Direct Insite's core technology, d.b.Express(TM), is a management information tool providing targeted access through the mining of large volumes of transactional data. The Company operates fully redundant data centers located at our main office in Bohemia, N.Y. and Newark, NJ. Our facility in New Jersey is space leased at the IBM e-business Hosting Center. This co-location / redundancy feature enables the Company to offer virtually down time free service.

Currently, IBM Global Services, the Company's largest customer, (representing approximately 80% of year 2000's revenue) utilizes its core technology, d.b.Express(TM) to allow their large enterprise customers to mine their respective high volume telecommunications data uncovering call abuse, deliver cost allocation by usage, provide for network planning, budgeting and the identification of significant trends in calling patterns.

During 2000, the Company entered into two key strategic alliances, one with Avolent, Inc the other Moore BCS. The alliance with Avolent assists the Company in two areas. Firstly, the reciprocal license agreements permit Avolent to market the d.b.Express technology through its marketing force. Secondly, we now can offer next-generation technology for Internet-based EBPP and Internet Customer care. With their BizCast(TM) offering, the Company is able to offer a complete, feature-rich solution that meets the needs of business-to- business billers, service providers and payers. It includes the functionality required to import invoice data, present, process, and pay invoices. The combined offering is designed to provide billers with the capability to reach a wide array of payers. Additionally, during 2000 the Company entered into an agreement with MooreBCS. Through this relationship the Company seeks to gain access to MooreBCS' customer base. MooreBCS, on the other hand sought to enhance its offering by addressing the issue of scalability. Scalability crisis occurs at a certain point when data files reach a size wherein it cannot be efficiently transmitted via the Internet. The Server Farm / d.b.Express addresses this dilemma.

Direct Insite markets a second product offering which utilizes its patented software. This offering "Telecommunications Solutions", (also marketed under the name Global Telecommunications Services or GTS) utilizes d.b.Express to analyze long distance, data and wireless communication needs, assisting in the negotiation of telecommunication contracts and monitoring ongoing carrier contract compliance. Further, this service offers a time saving analysis tool that finitely and accurately determines errors in reporting and positions that company uniquely with desired cost and productivity savings in previously unidentified areas. The Company began marketing this product offering in 2000 and has not yet recorded any revenue.


        Financial Condition and Liquidity
        ---------------------------------

The Company has incurred substantial operating losses and used substantial amounts of cash in operating activities. However, as a result of the cost saving measures implemented as part of the restructure plan put in affect in March 2000, the Company has and believes it should continue to see substantial reductions in its operating costs and use of funds when compared to prior periods. Historically, the most significant portion of the Company's operations had been conducted through one of its subsidiaries, Softworks, Inc. ("Softworks"). During the past three years, cash requirements of the parent company were primarily financed through the sale of Softworks common stock, which included a series of separate transactions that included an initial public offering of Softworks in 1998, a private placement of Softworks common stock owned by the Company in December 1998, a second public offering of Softworks in June 1999 and the sale of its remaining position in January 2000. The Company liquidated its remaining position in Softworks pursuant to a tender offer made by a wholly owned subsidiary of EMC Corporation in December, 1999, which offered to purchase all of the outstanding shares of the common stock of Softworks. This transaction, which closed in January 2000, resulted in the Company receiving approximately $48,000,000, net of $3,000,000 of expenses, in January 2000. In connection with the tender offer, the Company entered into an escrow agreement whereby $10 million of the sales proceeds were placed into an interest bearing escrow account to secure potential liabilities of the Company arising from an indemnification agreement between the Company and EMC. In December 2000, the escrow fund of $10,300,000, net of $160,000 of claims, was released to the Company. See Note 3 to the Consolidated Financial Statements.

As discussed above, the Company implemented a restructure plan during the first quarter of 2000 At December 31, 2000, the remaining cash requirement is $2,450,000, $1,526,000 is payable over the next twelve months, and $924,000 is payable through March 2005. See "Results of Operations" and Note 13 to the Consolidated Financial Statements for further details.

Also during the first quarter of 2000, the Company sold its ComputerCOP Corp subsidiary to NetWolves Corporation (NASDAQ: "WOLV") in exchange for 1,775,000 shares of NetWolves common stock. The assets of ComputerCOP included certain technologies, inventory and $20,500,000 in cash. The Company also purchased 225,000 additional shares from certain NetWolves shareholders for $4,500,000. The NetWolves shares were originally valued at $20, based upon the then current quoted market price as well as the value obtained from an independent fairness opinion.

In  February  2000,  the  Company   declared  a  dividend  of  $0.10  per  share
(aggregating $2,184,000) to its shareholders of record on March 15, 2000 and paid on May 1, 2000.

In an effort to increase shareholder value through the reduction of shares in the open market, the Company, during the fourth quarter of 2000, pursuant to board of directors authorization, acquired 365,569 shares of its common stock for approximately $328,000 or an average of $0.896 per share.

On September 27, 2000, the Company entered into an agreement to sell an aggregate principal amount of $3,000,000 of Convertible Debentures (the "Debentures") bearing interest at a rate of 6% per annum. The Company sold a $2,000,000 Debenture on September 27, 2000, a $500,000 Debenture on October 27, 2000 and, an additional $500,000 Debenture on December 21, 2000. The Company received $3,000,000 less legal and other expenses aggregating $119,000.

Provisions within the Debentures stated that they could not be converted into shares of the Company's common stock beginning February 25, 2001, subject to certain limitations. The conversion price would be the lesser of $0.90 or 82% of the average per share market value at the time of the conversion. The Company had the right, exercisable at any time, to prepay all or any portion of the outstanding principal amount of the Debentures for which conversion notices have not previously been delivered. On January 30, 2001, the Company exercised its prepayment rights and paid the holders $3,700,000, plus accrued interest. As a result of the prepayment, the Company recorded a loss of $185,000 in the first quarter 2001.

In connection with the sale of the Debentures, the Company would have been required to file a Registration Statement prior to November 30, 2000 in which it would have to register 4,384,000 shares of common stock for resale by the Holders of the Debentures, if converted. The agreement provided for various covenants and events of default, including: (i) failure by the Company to have its Registration Statement declared effective by the SEC on or before February 24, 2001 and (ii) delisting or suspension of the Company's common stock from trading on the Nasdaq SmallCap Market. The agreement imposed various penalties including immediate conversion of the debentures into cash, as well as cash penalties of 3% of the outstanding principal balance per month. The Company elected to prepay these obligations with the funds recently received from the release of the escrow account referred to above.

During the year, the Company purchased $602,000 of additional equipment, approximately $503,000, to expand and improve the server farm. The $99,000 balance was for general equipment.

As discussed above and as detailed in the Consolidated Statement of Cash Flows, during the year ended December 31, 2000, the Company received $58,142,000 from the sale of Softworks and $3,000,000 (less expenses) from the sale of Debentures, while utilizing $27,072,000 in the NetWolves/ComputerCOP transaction, $22,767,000 in operating activities (including $10,246,000 toward the restructuring) and paid a dividend to its stockholders totaling $2,184,000, resulting in a cash balance of $10,851,000 as of December 31, 2000. In the first quarter to date, the Company utilized $3,752,000 to repay the Debentures, $965,000 toward the restructuring, $855,000 for income taxes and utilized approximately $1,772,000 in other operating activities. In February 2001 the Company made an equity investment of $500,000 in Voyant Corp.. The investment will be reflected on the Company's balance sheet as a non-marketable security. The Company's Chairman is also the Chairman of Voyant Corp. These activities resulted in a cash balance of approximately $3,007,000 at March 16, 2001.

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

Management believes that its plan will ultimately enable the Company to achieve positive cash flows from operations. Until such time, the Company believes that its present cash on hand and the liquidation of a portion of its investment in Netwolves should provide adequate funding.

The Company's primary market is Telecommunications. It has been estimated that over $600 billion a year globally, and over $269 billion domestically was spent last year, with the largest percentage growth occurring in the wireless arena ($37 to $48 billion ), which emphasizes that the telecommunications industry is lucrative and attractive. The Company believes it can provide both the provider as well as the end- user, with products and services which offer improved service as well as valuable information. Internet and wireless communications are introducing change to an industry that is already undergoing structural change (fiber optic cable vs. copper), deregulation, globalization, and technology. With the tremendous increase in call detail records (CDR) and data packets (DP) that will travel over the networks both wired and wireless, the Company believes that it is well positioned to benefit from these market conditions with its software and services offerings.

The Company anticipates expanding the use of its Server Farm / data analysis offering to other vertical markets by end of 2001.

The Company is deemed to be an affiliate of NetWolves Corporation. As such, there are certain restrictions pursuant to SEC regulations that limit the amount of shares that the Company may sell in the open market in a 90-day period. Should the Company be required to liquidate shares in excess of the permitted quantities, the Company may need to sell a portion of its investment in private transactions. Private transactions would likely result in sales at a discount to the quoted price. At December 31, 2000, the quoted market value of the 1,875,000 shares of NetWolves common stock was $4,922,000 ($2.625 per share). On March 22, 2001, the quoted market value of the NetWolves common stock was $4.125 per share aggregating $7,734,375).

NetWolves is an Internet systems developer that has designed and developed a multi-functional product that is a secure, integrated, modular Internet gateway. The primary product, the FoxBox, supports secure access to the Internet for multiple users through a single connection and, among other things, provides electronic mail, firewall security and web site hosting and also contains a network file server. Since inception, the Company has been developing its business plan and building its infrastructure in order to effectively market its products and shipped its first significant order in March 1999. Through ComputerCOP Corporation, NetWolves sells software designed to provide non computer literate owners the ability to identify threats as well as objectionable material that may be viewed by users of the computer on the Internet.

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

The Company received a NASDAQ Staff Determination letter in November, 2000 stating that its closing bid price had been below one dollar for thirty consecutive trading days thus not complying with the requirements for continued listing set forth in Marketplace Rule 4310(c )(4) and that its securities are, therefore subject to delisting from the Nasdaq Small Cap Market. The Company has been granted an oral hearing set for March 29, 2001 with the Nasdaq Listing Qualifications Panel ("Panel") at which time management intends to demonstrate that it will be able to comply with Nasdaq's minimum bid price requirement. There are no representations nor assurances the Panel will grant the Company's request for continued listing. Additionally, the Company in March, 2001, filed a preliminary proxy statement in which it stated that it intends to put before its shareholders, at a special meeting, the matter of a reverse stock split. Since the result of the hearing with the Panel is not yet known, the Company is unable at this time to determine its course of action on how it intends to maintain a listing on a major exchange.

        Results of Operations
        ---------------------
        Fiscal 2000 Compared to Fiscal 1999
        -----------------------------------

Commencing April 1, 1999, Softworks' results were accounted for using the equity method of accounting and were no longer consolidated. Under the equity method of accounting, the Company's share of Softworks' earnings or losses was included in the Company's consolidated operating results in a single line item. Pro forma consolidated operating results as if Softworks were accounted for using the equity method for the entire year ended December 31, 1999, on a consistent basis with the actual results for 2000, is as follows:

                      Direct Insite Corp. and Subsidiaries
                      ------------------------------------
           Pro Forma Condensed Consolidated Statements of Operations
                        For the year ended December 31,
                                 (in thousands)

                                               2000            1999
                                             (Actual)       (Pro-forma)
                                             --------       -----------
Revenue
   Software licenses, net                       $31            $ 607
   Maintenance                                   42               42
   Server Farm                                2,047            1,436
   Professional services                        -             12,297
                                           --------         --------
                                              2,120           14,382
Cost of Revenue
   Software licenses                             11              242
   Maintenance                                  -                -
   Server Farm                                  311              317
   Professional services                        -             11,721
                                           --------         --------
                                                322           12,280
                                           --------         --------
     Gross margin                             1,798            2,102
                                           --------         --------

                                               2000            1999
                                             (Actual)       (Pro-forma)
                                             --------       -----------

Research and development costs                 4,278            8,025
Sales and marketing costs                      4,644           12,476
General and administrative costs               5,505           10,281
Non-recurring restructuring charge            15,176             -
Amortization and depreciation                    871            4,028
                                            --------          -------
                                              30,474           34,810
     Operating loss                          (28,676)         (32,708)
Gain on partial disposition of Softworks      47,813           17,107
Gain on sale of ComputerCOP                    8,534             -
Other-than-temporary decline in
  Investment in NetWolves                    (29,737)            -
Other                                            370              874
Loss before income taxes                      (1,696)         (14,727)
(Provision for) benefit from income taxes    (10,040)           9,155
                                            ========          ========
Net loss                                    $(11,736)         $(5,572)
                                            ========          ========

The following discussion dealing with the results of operations for the two years ended December 31, 2000 and December 31, 1999 are based on the operating results as presented in the above table.

During 2000, the Company's primary source of revenue was generated from the Server Farm. For the year ended December 31, 2000, total revenue decreased by $12,262,000, as compared to the year ended December 31, 1999. In January, 2000, the Company elected to significantly curtail operations of its business unit, marketed as professional services, which primarily resold computer hardware and assisted in the design, and installation of technology systems. For the year ended December 31, 1999, this business unit had one major contract involving two major customers, with combined revenue of $12,297,000. However, this business unit generated low margins, and operated in a highly competitive and volatile business arena. Accordingly, management elected to significantly curtail the operations of this unit, as it does not coincide with its short and long-range business plans. The Company currently does not have any other sales contracts. In February 2000 the Company sold the ComputerCOP Corp subsidiary accounting for a decrease in the software license revenue of $576,000. For the year ended December 31, 2000 server farm revenue was $2,047,000,an increase of $611,000 or 43% over the prior year. At present, the server farm technology has been developed to provide services solely for telecommunications analysis. The Company is currently in discussion with several customers, which if consummated, should continue to increase revenue growth. The Company remains optimistic that it will begin to report revenue from its telecommunications solutions service.

The server farm generates higher gross margin than the hardware reselling business. The server farm cost of revenue consists primarily of the direct labor associated with processing call detail records. The cost of revenue related to the resale of computer hardware consisted primarily of amounts paid to the Company's suppliers for goods and services. While server farm revenue for 2000 increased 43% when compared to 1999, cost of revenue as a percentage of server farm revenue, decreased to 15.2% in 2000 from 22.1% in 1999. The Company believes that the cost of revenue associated with the server farm revenue is not directly proportional. As such, as revenue increases, costs, as a percentage of revenue, should decrease. The depreciation of the server farm's hardware is included in "Amortization and depreciation."

Research and development expenses include costs for the development of the multi-media display station (until the project was halted by the restructuring plan), salaries and related costs for software developers, quality assurance and documentation personnel involved in the Company's research, development and maintenance efforts. Costs attributable to the development of the multi-media display station was $3,826,000 for the year ended December 31, 1999, and decreased by $2,033,000 to $1,793,000 for the year ended December 31, 2000. Pursuant to the restructuring plan, the Company ceased development of this project in the first quarter of 2000, thereby eliminating these development costs. With respect to the server farm, when comparing 2000 and 1999, the Company reduced its development costs by $1,714,000. However, costs attributable to further enhancing product and services offerings, porting the technology to a LINUX platform and development costs directly associated with the co-location facility could result in increases to overall research and development expenses during 2001.

Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. For the year ended December 31, 2000, expenses decreased by $7,832,000 to $4,644,000 when compared to $12,476,000 for the same period last year. Included in this decrease were reductions pursuant to the restructuring plan including $3,151,000 related to consultants' fees; $626,000 to reduced staffing levels; reductions of approximately $3,696,000 due to the sale of ComputerCOP; $167,000 reduction in travel and entertainment expenses; and $194,000 pertaining to efforts to market the multi-media display station. Offsetting these decreases was $230,000 of expenses attributable to the Company's new consulting service. Management believes that, overall, this category will significantly decrease as a result of the restructure plan.

General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead. Expenses decreased $4,776,000 to $5,505,000 for the year ended December 31, 2000, when compared to the year ended December 31, 1999. Major factors contributing to the decrease include, among other things, various savings directly attributable to the restructure plan, such as staff reductions, reduced legal expenses and the reduction in the retention of financial consultants. The Company anticipates recognizing additional reductions during 2001.

As discussed above, the Company implemented a restructure plan during the first quarter of 2000. As a result, for the year ended December 31, 2000, the Company recorded a non-recurring restructuring charges of $15,176,000 related to the termination of 53 employees, retirement packages for certain Company officers and directors, and the termination of certain long-term consulting contracts and operating leases. The Company's cost-saving initiatives will continue into 2001 and may result in additional charges.

Amortization and depreciation expenses decreased $3,157,000 when comparing the years ended December 31, 2000 and 1999. The decrease is primarily attributable to the elimination of purchased software and goodwill acquired in the ComputerCOP transaction.

Gain on sale of Softworks of $47,813,000 represents the gain associated with a successful tender offer for Softworks common stock made by EMC Corporation, which was completed in January, 2000. Gain on sale of ComputerCOP assets held for sale of $8,534,000 represents the gain associated with the sale in February 2000 of the ComputerCOP subsidiary to NetWolves Corporation.

During the fourth quarter of 2000, the Company, in accordance with Staff Accounting Bulletin No. 59, determined that there was an other-than-temporary decline in the carrying value of its investment in NetWolves. As such, the Company recorded an unrealized loss of $29,737,000 in the Consolidated Statement of Operations. See Note 3 to the Consolidated Financial Statements.

As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000, the Company recognized a taxable gain in the first quarter of 2000 and utilized approximately $36,000,000 of its net operating loss carryforwards. The Company's tax provision for year ended December 31, 2000, of $10,040,000, consists of deferred tax expense of $9,197,000 and current tax expense of $843,000, which is primarily based upon the alternative minimum tax.

        Fiscal 1999 Compared to Fiscal 1998
        -----------------------------------

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

                      Direct Insite Corp. and Subsidiaries
                      ------------------------------------
           Pro Forma Condensed Consolidated Statements of Operations
                        For the year ended December 31,
                                 (in thousands)

                                               1999            1998
                                               ----            ----
Revenue
  Software licenses, net                     $ 607            $  70
  Maintenance                                   42               42
  Server Farm                                1,436              663
  Professional services                     12,297           17,464
                                            ------           ------
                                            14,382           18,239
Cost of Revenue
  Software licenses                            242              133
  Maintenance                                  -                -
  Server Farm                                  317              259
  Professional services                     11,721           16,375
                                           -------          -------
                                            12,280           16,767
                                           -------          -------
      Gross margin                           2,102            1,472
                                           -------          -------
Research and development costs               8,025            3,395
Sales and marketing costs                   12,476            9,014
General and administrative costs            10,281            8,283
Amortization and depreciation                4,028            2,037
                                           -------          -------
                                            34,810           22,729
                                           -------          -------
      Operating loss                       (32,708)         (21,257)

Gain on partial disposition of
  Softworks                                 17,107           28,785
Other                                          874            2,376
(Loss) income before benefit for
  income taxes                             (14,727)           9,904
                                           -------          -------
Benefit from (provision for)
   income taxes                              9,155             (357)
Net income (loss)                          $(5,572)         $(9,547)
                                           =======          =======

The following discussion about the 1999 results of operations is based on the operating results as presented in the above table

For the year ended December 31, 1999, total revenue decreased by $3,857,000, when compared to the year ended December 31, 1998, primarily as a result of a decrease in professional services revenue of $5,167,000. As noted above, as of December 31, 1999, the Company had no open hardware contracts, and, in January 2000, elected to significantly curtail the operations of this business unit. For the years ended December 31, 1999, and 1998, server farm revenue was $1,436,000 and $663,000, respectively. Substantially all of the revenue in the software license category relates to ComputerCOP. The Company began shipping the initial version of ComputerCOP during the last quarter of 1998 to various distributors, retailers, and individuals. Since shipments were made with right of return, the Company delayed the recognition of revenue until the requirements of Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists" were met. As noted above, during the first quarter of 2000, the Company sold the ComputerCOP technology. As a result of these actions, the Company's primary source of revenue is currently generated from the server farm.

The server farm generates higher gross margin than the reselling business unit. The server farm cost of revenue consists primarily of the direct labor associated with processing call detail records. The cost of revenue related to the resale of computer hardware consists primarily of amounts paid to the Company's suppliers for goods and services. The cost of revenue related to the server farm, for the year ended December 31, 1999, was $317,000, or 22.1%. Cost of revenue related to the server farm for the year ended December 31, 1998, was $259,000, or 39.1% of revenue. The Company believes that the cost of revenue associated with the Server Farm revenue is not directly proportional. As such, as revenue increases, costs, as a percentage of revenue, should decrease. The cost of revenue, related to the resale of computer hardware and related services for the year ended December 31, 1999, of $11,721,000 or 96.0%, an increase, when compared to 93.7% for this business unit for the year ended December 31, 1998. The depreciation of the server farm's hardware is included in "Amortization and depreciation." Cost of revenue with respect to ComputerCOP was currently running at approximately 35%. The amortization costs of the purchased software
technology   related  to   ComputerCOP   are  included  in   "Amortization   and
depreciation."

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

Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. Expenses increased $3,462,000 to $12,476,000 for the year ended December 31, 1999, when compared to $9,014,000 for the year ended December 31, 1998. A major portion of the variance pertains to costs associated with ComputerCOP. The Company expensed non-cash charges of approximately $2,909,000 related to the appearances and product endorsements made on behalf of ComputerCOP during the year ended December 31, 1999, resulting in an increase of approximately $1,375,000, when compared to the year ended December 31, 1998. The ComputerCOP acquisition occurred in mid 1998. Additionally, the Company expended approximately $655,000 in its efforts to market ComputerCOP (nominal expense for the year ended December 31, 1998, as the Company commenced marketing the product late in the fourth quarter of that year). Further, salaries and commissions related to ComputerCOP increased approximately $275,000. The Company has also incurred an additional $320,000 of sales and commission expenses related to the resale of computer hardware and related services in its professional services division when compared to the same period in 1998. Also, the Company incurred expenses of approximately $791,000 in its effort to market the multi-media display still under development. The balance of the sales and marketing costs, approximately $7,182,000, relate to the Company's server farm (in the telecommunications industry as well as exploring new vertical market applications) and marketing research for products and services under development. While sales and marketing expenses increased, the Company believed that its expenditures were necessary in order to maintain and improve market position and product recognition.

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

Amortization and depreciation expenses increased $1,991,000 when comparing the years ended December 31, 1999, and December 31, 1998. The increase is primarily attributable to the purchased software and goodwill acquired in the ComputerCOP transaction.

Gain on partial disposition of Softworks of $17,107,000 represents the gain associated with a public offering of Softworks as well as the sale and exchange of additional Softworks common stock as further described in Note 3 to the Consolidated Financial Statements.

The $9,155,000 benefit from income taxes represents the reduction of the valuation allowance on the Company's deferred tax assets. As a result of the Company's sale of its remaining interest in Softworks and the sale of ComputerCOP, the Company recognized a taxable gain in the first quarter of 2000. Accordingly, a portion of the Company's net operating loss carry-forwards and other deferred tax assets have become utilizable.

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


Item 9.         CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                AND FINANCIAL DISCLOSURE
--------------------------------------------------------------

On February 2, 2001 the Company filed a Form 8-K in which it disclosed that it had terminated its professional relationship with the independent accounting firm of Hays & Co and engaged the firm of Markum & Kliegman, LLP, to audit the Company's financial statements for the fiscal year ended December 31, 2000. The accountants report for the fiscal years ended December 31, 1999 and 1998 contained no adverse opinion, disclaimer thereof, nor were they qualified or modified as for uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Audit Committee of the Board of Directors. There were no disagreements between the Company and Hays & Co on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure.

PART   IV
---------
Item 14. (a) 1.   FINANCIAL STATEMENTS
--------------------------------------
                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                       F-1

Consolidated Balance Sheets
December 31, 2000 and 1999                                               F-2

Consolidated Statements of Operations
Years Ended December 31, 2000, 1999, and 1998                            F-4

Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2000, 1999 and 1998                             F-5

Consolidated Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998                             F-8

Notes To Consolidated Financial Statements                               F-10


14. (a). 2.   -   SCHEDULES

NONE


14. (a). 3.    -   EXHIBITS

2.1 Reorganization Agreement dated April 22, 1989. (Incorporated by reference to Exhibit 2(a) to the Company's Form S-1 Registration Statement) (1).

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

3.1(i) (a) Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)

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

10.3 Offer to Purchase dated December 23, 1999, among Eagle Merger Corp., EMC Corporation and Computer Concepts Corp. (Incorporated by reference to
     Exhibit 1 to the Company's Form 8-K filed on February 9, 2000).

10.4 Indemnification Agreement dated December 21, 1999, among EMC Corporation, Eagle Merger Corp. and Computer Concepts Corp. (Incorporated by reference to Exhibit 2 to the Company's Form 8-K filed on February 9, 2000).

10.5 Indemnification Agreement dated December 21, 1999, between Softworks, Inc. and Computer Concepts Corp. (Incorporated by reference to Exhibit 3 to the Company's Form 8-K filed on February 9, 2000).

10.6 Escrow Agreement dated December 21, 1999, among EMC Corporation, Eagle Merger Corp., Computer Concepts Corp. and State Street Bank and Trust Company, Inc. as escrow agent (Incorporated by reference to Exhibit 4 to the Company's Form 8-K filed on February 9, 2000).

10.7 Exchange Agreement, dated February 10, 2000, among Computer Concepts Corp., NetWolves Corporation and ComputerCOP Corp. (Incorporated by reference to
     Exhibit 10.1 to the Company's Form 8-K filed on March 2, 2000).

10.8 Voting Trust Agreement dated February 10, 2000, among Computer Concepts Corp., NetWolves Corporation and Walter M. Groteke (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 2,
     2000).

10.9 Registration Rights Agreement between Computer Concepts Corp. and NetWolves Corporation (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on March 2, 2000).

16.1 Dismissal of Independent Auditors. (Incorporated by reference to Form 8-K dated May 29, 1997).

16.2 Engagement of New Independent Auditors. (Incorporated by reference to Form 8- dated June 3, 1997).

23(a) Consent of Markum & Kliegman, LLP.

----------

     (1) Filed with Form S-1, Registration Statement of Computer Concepts Corp. Reg. No 3-47322 and are incorporated herein by reference.


14.  (b) REPORTS ON FORM 8-K

        None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of March, 2001.

                                DIRECT INSITE CORP.

                                By: ______________________________________
                                    Warren Wright, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March , 2001 the following persons in the capacities indicated:



________________________                Chairman of the Board
James A. Cannavino

________________________                Chief Executive Officer
Warren Wright

________________________                Chief Financial Officer
George Aronson

________________________                Director
Charles Feld

________________________                Director
Dennis J. Murray

________________________                Director
Carla J. Stovall

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                        (F/K/A Computer Concepts Corp.)

                       CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 2000, 1999 and 1998

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                                                        CONTENTS
--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

INDEPENDENT AUDITOR'S REPORT                                                 F-1


FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                           F-2 - F3
  Consolidated Statements of Operations                                      F-4
  Consolidated Statement of Shareholders' Equity                         F-5 F-7
  Consolidated Statements of Cash Flows                                  F-8 F-9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-10  F-49

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------




Board of Directors and Shareholders
Direct Insite Corp.
Bohemia, New York


We have audited the accompanying consolidated balance sheets of Direct Insite Corp. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Direct Insite Corp. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.


                                                       /s/ Marcum & Kliegman LLP

February 23, 2001
Woodbury, New York

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                                     CONSOLIDATED BALANCE SHEETS
                                               (in thousands, except share data)

                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------


                                                                 2000            1999
                                                              -------------------------

CURRENT ASSETS
--------------
 Cash and cash equivalents                                      $10,851         $ 1,852
 Accounts receivable, net of allowance for sales returns and doubtful accounts of $70 and $493 in 2000 and 1999,
  respectively                                                      260             443
 Investment in Softworks, held for sale                              --          10,329
 Assets held for sale  ComputerCOP                                   --           3,876
 Investment in NetWolves Corporation                              4,922              --
 Prepaid expenses and other current assets                          451             865
 Advances to officers                                                --           1,822
 Deferred tax assets, current                                        --           9,197
                                                                -------         -------

     Total Current Assets                                        16,484          28,384

PROPERTY AND EQUIPMENT, Net                                       1,140           1,345
----------------------

OTHER ASSETS                                                        629             295
------------                                                    -------         -------

     TOTAL ASSETS                                               $18,253         $30,024
                                                                =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                                     CONSOLIDATED BALANCE SHEETS
                                               (in thousands, except share data)

                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                                 2000            1999
                                                              -------------------------

CURRENT LIABILITIES
------------------
 Accounts payable and accrued expenses                          $ 1,715         $ 5,446
 Restructuring costs payable, current portion                     1,526              --
 Convertible debentures, net of discount of $305                  2,695              --
 Deferred maintenance revenue                                        --              42
 Income taxes payable                                               855              50
                                                                -------         -------

     Total Current Liabilities                                    6,791           5,538

OTHER LIABILITIES
-----------------
 Restructuring costs payable, long-term                             924              --
                                                                -------         -------

     TOTAL LIABILITIES                                            7,715           5,538
                                                                -------         -------


COMMITMENTS AND CONTINGENCIES
-----------------------------

SHAREHOLDERS' EQUITY
--------------------
 Common stock, $.0001 par value; 150,000,000 shares
  authorized; 21,747,506 and 20,765,825 shares issued in
  2000 and 1999, respectively; and 21,381,937 and
  20,529,245 shares outstanding in 2000 and 1999, respectively        2               2
 Additional paid-in capital                                     103,567         102,868
 Unearned compensation                                             (115)             --
 Accumulated deficit                                            (89,502)        (77,766)
 Accumulated other comprehensive loss                            (3,086)           (225)
                                                                -------         -------

                                                                 10,866          24,879
 Common stock in treasury, at cost; 365,569 and 236,580 shares
  in 2000 and 1999, respectively                                   (328)           (393)
                                                                -------         -------

     TOTAL SHAREHOLDERS' EQUITY                                  10,538          24,486
                                                                -------         -------

     TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY                  $18,253         $30,024
                                                                =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except per share data)

                            For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                2000            1999            1998
                                           ----------------------------------------------
REVENUE                                       $   2,120         $ 24,640         $61,988

COST OF REVENUE                                     322           13,044          21,018
                                              ---------         --------         -------

     GROSS MARGIN                                 1,798           11,596          40,970
                                              ---------         --------         -------

OPERATING EXPENSES
------------------
  Research and development                        4,278           10,525          11,193
  Sales and marketing                             4,644           17,417          28,496
  General and administrative                      5,505           11,472          12,718
  Amortization and depreciation                     871            4,738           4,207
  Non-recurring restructuring charge             15,176               --              --
                                              ---------         --------         -------

     TOTAL OPERATING EXPENSES                    30,474           44,152          56,614
                                              ---------         --------         -------

     OPERATING LOSS                             (28,676)         (32,556)        (15,644)

OTHER INCOME (EXPENSE)
---------------------
  Gain on sale of Softworks                      47,813           17,107          28,785
  Equity in earnings of Softworks                    --              512              --
  Minority interest in earnings of Softworks         --              (46)         (1,361)
  Gain on sale of ComputerCOP                     8,534               --              --
  Other-than-temporary decline in Investment
   in NetWolves                                 (29,737)              --              --
  Interest income (expense), net                    370              316            (485)
                                              ---------         --------         -------
(LOSS) INCOME BEFORE (PROVISION) BENEFIT FOR
--------------------------------------------
  INCOME TAXES                                   (1,696)         (14,667)         11,295
  ------------                                ---------         --------         -------

(PROVISION) BENEFIT FOR INCOME TAXES            (10,040)           9,095          (1,748)
------------------------------------          ---------         --------         -------

NET (LOSS) INCOME                             $ (11,736)        $ (5,572)        $  9,547
-----------------                             =========         ========         ========

 Basic net (loss) income per share            $   (0.55)        $  (0.27)        $   0.58
                                              =========         ========         ========
 Diluted net (loss) income per share          $   (0.55)        $  (0.27)        $   0.56
                                              =========         ========         ========

 Basic weighted average common shares
  outstanding                                    21,395           20,455           16,523
                                              =========         ========         ========
 Diluted weighted average common shares
  outstanding                                    21,395           20,455           17,031
                                              =========         ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                            For the Years Ended December 31, 2000, 1999 and 1998
                                                                  (in thousands)
--------------------------------------------------------------------------------

                                                                               Accumulated
                      Common Stock   Additional                                   Other                     Total
                      ------------    Paid-in       Unearned     Accumulated   Comprehensive  Treasury   Shareholders' Comprehensive
                      Shares Amount   Capital     Compensation      Deficit       Loss         Stock        Equity     Income (Loss)
                      --------------------------------------------------------------------------------------------------------------
BALANCE  January 1,
  1998                12,745 $    1   $ 91,641      $     --     $  (81,741)    $    (234)     $     --    $   9,667

 Net proceeds from
   sales of common
   stock and options
   exercised           2,403     --      5,228            --             --            --            --        5,228

 Common stock and
   options issued for
    services           2,090      1      3,462            --             --            --            --        3,463

 Common stock issued
   for settlements       187     --        484            --             --            --            --          484

 Common stock issued
   for asset
   acquisition         1,900     --      5,700            --             --            --            --        5,700

 Currency translation
   adjustment             --     --         --            --             --           (13)           --          (13)     $   (13)

 Marketable securities
   valuation adjustment   --     --         --            --             --           (60)           --          (60)         (60)

 Net income               --     --         --            --          9,547            --            --        9,547        9,547
                      ------ ------   --------       -------     ----------     ---------       -------     --------      -------

Total Comprehensive
   Income                                                                                                                 $ 9,474
                                                                                                                          =======
BALANCE  December
 31, 1998 (Forward)   19,325 $    2  $106,515        $    --     $ (72,194)     $    (307)      $    --     $ 34,016
                      ====== ======  ========        =======     =========      =========       =======     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Continued

                            For the Years Ended December 31, 2000, 1999 and 1998
                                                                  (in thousands)
--------------------------------------------------------------------------------

                                                                               Accumulated
                      Common Stock   Additional                                   Other                     Total
                      ------------    Paid-in       Unearned     Accumulated   Comprehensive  Treasury   Shareholders' Comprehensive
                      Shares Amount   Capital     Compensation      Deficit       Loss         Stock        Equity     Income (Loss)
                      --------------------------------------------------------------------------------------------------------------
BALANCE  December 31,
  1998 (Forward)      19,325 $   2    $106,515       $     --    $ (72,194)     $   (307)      $    --    $   34,016

Common stock and
  options issued
  for services         1,441    --       2,353             --           --            --            --         2,353

Dividend declared         --    --      (6,000)            --           --            --            --        (6,000)

Acquisition of treasury
  stock                 (237)   --          --             --           --            --          (393)         (393)

Currency translation
  adjustment              --    --          --             --           --            42            --            42      $    42

Marketable securities
  valuation adjustment    --    --          --             --           --            40            --            40           40

Net loss                  --    --          --             --       (5,572)           --            --        (5,572)      (5,572)
                      ------ -----    --------        -------    ---------      --------        ------       -------       ------

  Total Comprehensive
   Loss                                                                                                                   $(5,490)
                                                                                                                          =======
BALANCE  December 31,
  1999 (Forward)      20,529 $   2    $102,868        $    --    $ (77,766)     $   (225)       $ (393)     $24,486
                      ====== =====    ========        =======    =========      ========        ======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Continued

                            For the Years Ended December 31, 2000, 1999 and 1998
                                                                  (in thousands)


--------------------------------------------------------------------------------

                                                                               Accumulated
                      Common Stock   Additional                                   Other                     Total
                      ------------    Paid-in       Unearned     Accumulated   Comprehensive  Treasury   Shareholders' Comprehensive
                      Shares Amount   Capital     Compensation      Deficit       Loss         Stock        Equity     Income (Loss)
                      --------------------------------------------------------------------------------------------------------------
BALANCE  December 31,
 1999 (Forward)       20,529 $   2    $102,868       $     --    $   (77,766)   $    (225)     $    (393) $      24,486

Common stock and
 options issued for
 services              1,629    --       3,541             --             --           --             --          3,541

Repayment of Officers'
 Loans                  (410)             (923)            --             --           --             --           (923)

Dividend declared         --    --      (2,184)            --             --           --             --         (2,184)

Retirement of
 treasury stock           --    --        (393)            --             --           --            393             --

Acquisition of
 treasury stock         (366)   --          --             --             --           --           (328)          (328)

Discount on
 convertible
 debentures               --    --         658             --             --           --             --            658

Unearned compensation
 on option grants         --    --          --           (115)            --           --             --           (115)

Marketable securities
 valuation adjustment     --    --          --             --             --       (2,861)            --         (2,861)  $  (2,861)

Net loss                  --    --          --             --        (11,736)          --             --        (11,736)    (11,736)
                      ------ -----    --------        -------      ---------      --------        ------       --------   ---------

  Total Comprehensive
   Loss                                                                                                                   $ (14,597)
                                                                                                                          =========
BALANCE  December 31,
  2000               21,382 $    2    $103,567        $  (115)     $ (89,502)     $ (3,086)       $ (328)      $ 10,538
                     ====== ======    ========        =======      =========      ========        ======       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (in thousands)

                            For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                              2000            1999            1998
                                                            -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net (loss) income                                          $(11,736)       $  (5,572)      $   9,547
 Adjustments to reconcile net (loss) income to net
  cash used in operating activities
   Amortization and depreciation:
    Property and equipment                                       807            1,020           1,226
    Software costs                                                --            1,940           1,736
    Excess of cost over fair value of net assets
     acquired                                                     --            1,951           1,762
    Other                                                          3                3               2
   Non-cash interest charge pertaining to the discount on
     convertible debentures                                      353               --              --
   Provision for doubtful accounts                                62               --             324
   Common stock and options exchanged for
     services                                                  3,426            2,353           3,463
   NetWolves common stock exchanged for services
     and for settlement of restructuring charges               2,000               --              --
   Softworks common stock exchanged for services                  --            4,814           5,551
   Gain on disposition of Softworks                          (47,813)         (17,107)        (28,785)
   Equity in earnings of Softworks                                --             (512)             --
   Minority interest in earnings of Softworks                     --               46           1,361
   Gain on sale of ComputerCop, net of $500,000
    of NetWolves common stock exchanged for
    legal services                                            (8,534)              --              --
   Other-than-temporary decline in investment in
    NetWolves Corporation                                     29,737               --              --
   Deferred income tax expense (benefit)                       9,197           (8,907)           (790)
   Other                                                          --               --              75
  Changes in operating assets and liabilities:
   Accounts receivable                                           121           17,192         (26,276)
   Inventories                                                    --              169            (419)
   Prepaid expenses and other current assets                     483            1,786             947
   Assets held for sale  ComputerCop                             (18)              --              --
   Installments accounts receivable                               --              149          (1,428)
   Other assets                                                 (337)             144          (1,293)
   Accounts payable and accrued expenses                      (3,731)          (1,669)          4,411
   Restructuring costs payable                                 2,450               --              --
   Deferred revenue                                              (42)          (1,399)          8,508
   Income taxes payable                                          805           (2,043)          2,207
                                                            --------        ---------       ---------

      NET CASH USED IN OPERATING
      ACTIVITIES                                            $(22,767)       $  (5,642)      $ (17,871)
                                                            ========        =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                                                  (in thousands)

                            For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                  2000         1999           1998
                                                            -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Expenditures for property and equipment                     $     (602)     $ (1,499)       $ (2,721)
  Software development and technology purchases                      --          (230)           (900)
  Proceeds from the license of technology                            --           400              --
  Reduction in cash resulting from excluding
   Softworks from the consolidated financial
   statements                                                        --        (6,759)             --
  Cash used in the ComputerCop/NetWolves
   transaction (including $2,072 of cash expenses)              (22,572)           --              --
  Investment in NetWolves Corporation                            (4,500)           --              --
  Advances from (to) officers, net                                  899          (821)            175
  Additional consideration paid for Softworks and
   MapLinx acquisitions                                              --            --            (678)
  Proceeds from the sale of Softworks common
   stock, (net of $3,316 of expenses in 2000)                    58,142        17,676          19,419
                                                              ---------       -------         -------

     NET CASH PROVIDED BY INVESTING
     ACTIVITIES                                                  31,367         8,767          15,295
                                                              ---------       -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Net proceeds from sales of common stock and
  options exercised                                                  --            --           5,228
 Net proceeds from sale of debentures                             2,911            --           1,925
 Repayment of debenture                                              --            --          (2,000)
 Acquisition of treasury stock                                     (328)         (393)             --
 Payment of dividend                                             (2,184)       (6,000)             --
 (Repayments of) advances from long-term debt                        --        (3,056)          4,834
                                                              ---------       -------         -------

     NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                           399        (9,449)          9,987
                                                              ---------       -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON
----------------------------------
CASH AND CASH EQUIVALENTS                                            --            --             (13)
-------------------------                                     ---------       -------         -------

     NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                         8,999        (6,324)          7,398

CASH AND CASH EQUIVALENTS - Beginning                             1,852         8,176             778
-------------------------                                     ---------       -------         -------

CASH AND CASH EQUIVALENTS - Ending                            $  10,851       $ 1,852         $ 8,176
-------------------------                                     =========       =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Nature of Business
         ------------------

     At the annual shareholders' meeting held in August 2000, the shareholders elected to change the corporate name to Direct Insite Corp. (formerly Computer Concepts Corp.) to better reflect the initiation of new business strategies.

     Direct Insite Corp. and subsidiaries (the "Company") operate primarily as an Application Service Provider (generally referred to as an ASP, also referred to as the Server Farm) providing high volume data processing and analysis tools for their customers. The Company's core technology, d.b.Express, is a management information tool providing targeted access through the mining of large volumes of transactional data. This service presently is being marketed solely for telecommunications analysis. The Server Farm permits end users the ability to visually access and analyze information through the Internet. Data can be visually presented using the Company's patented data visualization technology. Additionally, in the fourth quarter 2000, the Company entered into a license agreement that will enable it to add to its suite of products and services, a complete Electronic Bill Presentment and Payment ("EBPP"), as well as an Internet Customer Care ("ICC") tool set.

     The Company also provides a second product offering, "Telecommunications Solutions" (also marketed under the name Global Telecommunications Services or GTS). The Company is combining this service with its Server Farm to create a unique, powerful detailed customer profile. This new, enhanced profile will allow customers to efficiently optimize all telecommunications contract compliance, establish traffic metrics, monitor invoice accuracy and rate compliance as well as support complex invoicing and reporting requirements, exception reporting and electronic invoicing, all via the Internet. The Company began marketing this product offering in 2000 and has not yet recorded any revenue.

     The most significant portion of the Company's operations had historically been conducted through one of its subsidiaries, Softworks, Inc. ("Softworks"). Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. Softworks was wholly owned by the Company through June 29, 1998, and majority owned through March 31, 1999. On January 27, 2000, the Company sold its remaining interest to EMC Corporation for approximately $61 million in cash, before expenses (see Note 3).

     In June 1998, the Company completed an acquisition of software (and related sales and marketing rights), which is designed to provide non computer literate owners (e.g. parents, guardians, schools, etc.) the ability to identify threats as well as objectionable material that may be viewed by users of the computer on the Internet (e.g. children). On February 14, 2000, the Company sold the ComputerCOP technology to NetWolves Corporation (see Note 3).

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Nature of  Business,  continued
         -------------------

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


NOTE 2 - Significant Accounting Policies
         -------------------------------

     Common Stock Split
     ------------------

     On March 18, 1998, the Board of Directors declared a one-for-ten reverse stock split effective for shareholders of record as of the close of business on March 27, 1998. The effect of the stock split has been retroactively reflected in the financial statements as of January 1, 1998. Par value and authorized shares remain unchanged at $.0001 and 150,000,000 shares, respectively. Also see Note 20- Subsequent Events.

     Principles of Consolidation and Equity Method
     ---------------------------------------------

     The consolidated financial statements include the accounts of Direct Insite Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Effective April 1, 1999, when the Company's ownership interest in Softworks, Inc. ("Softworks") (see Note 3) was reduced below 50%, the Company began accounting for Softworks using the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of Softworks' earnings or losses was included in the Company's consolidated operating results in a single line item, until Softworks was sold in January 2000. The separate public ownership of Softworks is reflected in the consolidated balance sheet and results of operations as minority interest through March 31, 1999.

     Revenue Recognition
     -------------------

     The Company records revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), issued by the American
     Institute of Certified Public Accountants (as modified by Statement of Position 98-9), which was adopted in 1998. The adoption of these pronouncements was not material to the Company's revenue recognition policy for software transactions. Revenue from the sale of perpetual and term software licenses were recognized, net of provisions for returns, at the time of delivery and acceptance of software products by the customer, when collectibility was deemed probable. Through Softworks, the Company provided customers with the option to pay for license

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Revenue Recognition, continued
     -------------------

     fees in one lump sum or generally in equal annual installments over extended periods of time, generally three to five years. In such instances, the Company did not consider sales contracts with amounts due for periods greater than one year from delivery, fixed and determinable, and accordingly recognized such amounts as revenue when they became due. Maintenance revenue that was bundled with an initial license fee was deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance were based on the fair value of equivalent maintenance services sold separately.

     Revenue from the services provided using the Company's d.b.Express Internet Information Server are recognized monthly, as the services are performed. Revenue from professional services, including the reselling of computer hardware and systems management services were recognized as the units were shipped or the services were performed.

     Cost of Revenue
     ---------------

     Cost of revenue in the consolidated statements of operations is presented exclusive of amortization and depreciation shown separately.

     Property and Equipment
     ----------------------

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

     Software Costs
     --------------

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

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Excess of Cost Over Fair Value of Net Assets Acquired
     -----------------------------------------------------

     The excess of cost over the fair value of net assets acquired in purchased business transactions was being amortized on a straight-line basis over periods ranging from three to ten years.

     Impairment of Long-Lived Assets
     -------------------------------

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

     Income Taxes
     ------------

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

     Earnings per Share
     ------------------

     The Company displays earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all investments with original maturities of three months or less to be cash equivalents.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Marketable Securities
     ---------------------

     Marketable securities, which are classified as "available for sale" (except for the Company's investment in Softworks accounted for using the equity method of accounting), are valued at fair market value. Unrealized gains or losses are recorded net of income taxes as accumulated other comprehensive income in shareholders' equity, whereas realized gains and losses are recognized in the Company's statements of operations using the first-in, first- out method. Other-than-temporary declines in the value of marketable securities are also recognized in the consolidated statements of operations. An immaterial amount of the marketable securities is included in prepaid expenses.

     Advertising and Promotional Costs
     ---------------------------------

     Advertising and promotional costs are reported in "Sales and marketing" expense in the consolidated statements of operations and are expensed when incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $90,000, $2,994,000 and $1,869,000, respectively. Advertising expense in 1999 and 1998 included $2,746,000 and $1,404,000 of expense related to ComputerCop.

     Pre-Opening Expenses
     --------------------

     During 1998, the Company adopted Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Public Accountants. The adoption of this statement requires the expensing of pre-opening costs as incurred. The Company expensed approximately $300,000 for 1998 start-up activities associated with Softworks' German subsidiary.

     Research and Development
     ------------------------

     Research and development is expensed as incurred.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the consolidated financial statements shown for the prior years in order to have them conform to the current year's classifications.

     Concentrations and Fair Value of Financial Instruments
     ------------------------------------------------------

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. At December 31, 2000, the Company has cash investments of approximately $10,851,000 at one bank. Concentrations of credit risk with respect to accounts receivable are not material at December 31, 2000. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Use of Estimates
     ----------------

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

     New Accounting Pronouncements
     -----------------------------

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related pronouncements, as well as SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," became effective for the Company during 2000. These pronouncements had no effect on the Company's financial statements.

     Financial Accounting Standards Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" became effective for the Company during 2000. The only provisions of this interpretation that are applicable to the Company were implemented on a prospective basis as of July 1, 2000.


NOTE 3 - Acquisitions and Dispositions
         -----------------------------

     Internet  Tracking & Security  Ventures,  LLC and NetWolves  Corporation
     ------------------------------------------------------------------------

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

     The $12,210,000 purchase price was allocated to the fair value of the assets acquired at June 30, 1998, based upon a written valuation from an independent investment-banking firm. Accordingly, $2,700,000 was allocated to "Software costs", $4,150,000 was recorded as prepaid advertising expenses and $5,360,000 was recorded as "Excess of cost over fair value of net assets acquired". The "assets held for sale ComputerCOP" at December 31, 1999 included $250,000 of inventories, $1,064,000 of software costs and $2,562,000 of goodwill.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3  Acquisitions and Dispositions, continued
        -----------------------------

     Internet  Tracking  & Security  Ventures,  LLC and  NetWolves  Corporation,
     --------------------------------------------------------------------------
     continued

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

     Pursuant to an agreement dated February 10, 2000, on February 14th, the Company sold its recently formed subsidiary, ComputerCOP Corp. to NetWolves Corporation ("NetWolves", traded on the NASDAQ SmallCap Market under the symbol "WOLV") in exchange for 1,775,000 shares of NetWolves common stock. The assets of ComputerCOP Corp. included the ComputerCOP technology (and certain related assets including inventory) and $20.5 million in cash. The transaction was treated as a sale of the ComputerCOP technology for 750,000 shares valued at $15 million and the purchase of 1,025,000 shares from NetWolves for $20.5 million. Additionally, the Company purchased 225,000 shares from certain NetWolves shareholders for $4.5 million. The sale of the Company's ComputerCOP technology resulted in a pre-tax gain of $8,534,000, net of $2,572,000 of expenses, recorded in the first quarter of 2000. The $40,000,000 value of the 2,000,000 shares of NetWolves stock was determined based upon the quoted market price of the NetWolves stock at the time the transaction was agreed to and announced ($20 per share) and was also based on a fairness opinion obtained from the Company's investment banker. In May 2000, the Company's Chairman of the Board was appointed to the NetWolves Board of Directors.

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

     As of December 31, 2000, the Company owns 1,875,000 shares of NetWolves common stock: 75,000 shares were exchanged as part of the restructuring plan (Note 13), 25,000 shares were used to pay legal fees to the Company's general counsel with respect to the NetWolves transaction, and 25,000 shares were issued as a bonus to an executive officer. All shares exchanged were valued at $20. The Company accounts for its investment in NetWolves as a marketable security available for sale in accordance with Statement of Financial Standards No . 115 "Accounting for Certain Investments in Debt and Equity

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3  Acquisitions and Dispositions, continued
        -----------------------------

          Internet Tracking & Security Ventures,  LLC and NetWolves Corporation,
          ---------------------------------------------------------------------
          continued

          Securities." In the fourth quarter of 2000, the Company determined that there was an other- than-temporary decline in the value of the NetWolves common stock to a value of $7,763,000 ($4.14 per share). At December 31, 2000, the quoted market value of the 1,875,000 shares of NetWolves common stock was $4,922,000 ($2.625 per share). The unrealized loss was $32,578,000, of which, $29,737,000 was recorded as a charge to operations and $2,841,000 was recorded as a charge to "accumulated other comprehensive loss."

          Softworks, Inc.
          ---------------

          In October 1993, the Company completed the acquisition of all of the common stock of Softworks. Softworks provided systems management software products for mainframe data centers. The purchase price approximated $5,700,000, which included $2,000,000 in cash and 100,000 shares of the Company's restricted common stock. The agreement also required the Company to make additional contingent purchase consideration payments of up to $2,000,000, which was paid through December 31, 1998 and was treated as additional consideration in connection with the acquisition.

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

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Acquisitions and Dispositions, continued
         ----------------------------------------

          Softworks, Inc., continued
          ---------------

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

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE  3 - Acquisitions  and   Dispositions, continued
          --------------------------------

     Softworks, Inc., continued
     ---------------

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

     Pursuant to a tender offer dated December 21, 1999, the Company sold its remaining 35% interest in Softworks (a total of 6,145,767 shares) to EMC Corporation and its subsidiary ("EMC") for $10.00 per share. The transaction, which was completed on January 27, 2000, provided aggregate cash proceeds of $61,458,000 and resulted in a pre-tax gain of $47,813,000, net of $3,316,000 of expenses, recorded in the first quarter of 2000. In connection with the tender offer, the Company entered into an Indemnification Agreement that provides, in part, that the Company shall indemnify EMC from all losses sustained by EMC as a result of any breach of certain representations and warranties appearing in the Agreement and Plan of Merger between Softworks and EMC. The term of the Indemnification Agreement is two years from the date of closing. Pursuant to an Escrow

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 3  Acquisitions and Dispositions, continued
        -----------------------------

     Softworks, Inc., continued
     ---------------

     Agreement, the Company deposited $10,000,000 of the sales proceeds into an interest bearing escrow account to secure any potential liabilities arising from the Indemnification Agreement. Through December 31, 2000, $159,000 has been disbursed from the escrow account in settlement of a claim made by EMC. The escrow funds were released to the Company on December 26, 2000.

     In April 1999, the Company's ownership of Softworks was reduced below 50%, and accordingly, commencing April 1, 1999, Softworks' results were accounted for using the equity method of accounting and were no longer consolidated. Under the equity method of accounting, the Company's share of Softworks' earnings or losses was included in the Company's consolidated operating results in a single line item. Summarized financial information of Softworks for the entire year ended December 31, 1999 is as follows (in thousands).

                                   Softworks, Inc.
                           Summarized Financial Information


          Condensed Consolidated
          Statement of Operations           Condensed Consolidated Balance Sheet
        Year Ended December 31, 1999                 December 31, 1999
     ---------------------------------------------------------------------------

     Revenue               $54,570          Current assets              $46,593
     Cost of revenue         3,325          Non current assets           27,436
                           -------                                      -------
     Gross margin           51,245                                      $74,029
     Operating expenses     48,805                                      =======
                           -------
     Operating income      $ 2,440          Current liabilities         $28,206
                           =======
     Net income             $1,456          Non current liabilities      16,506
                           =======
                                            Shareholders' equity         29,317
                                                                        -------
                                                                        $74,029
                                                                        =======

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 3 - Acquisitions and Dispositions, continued
         -----------------------------

     Pro forma condensed consolidated statements of operations (unaudited)
     --------------------------------------------------------------------

     Pro forma condensed consolidated statements of operations as if the transactions described above were consummated as of the beginning of each of the three years in the period ended December 31, 2000, are as follows (in thousands except per share data):


Year Ended December 31, 2000                            Pro Forma Adjustments
----------------------------                            ---------------------
                                                                    NetWolves/
                                                       Softworks    ComputerCOP
                                          Actual      Transaction   Transaction   Pro forma
                                          -------------------------------------------------
Revenue                                   $    2,120  $         --  $      (31)  $   2,089
Cost of revenue                                  322            --         (11)        311
                                          ----------  ------------  ----------   ---------
Gross margin                                   1,798            --         (20)      1,778

Total Operating Expenses(1)                   30,474            --        (229)     30,245
                                          ----------  ------------  ----------   ---------

Operating (loss)                             (28,676)           --         209     (28,467)

Other income (expense)
 Gain on sale of Softworks                    47,813       (47,813)         --          --
 Gain on sale of ComputerCOP                   8,534            --      (8,534)         --
 Loss on write down of
  Investment in NetWolves
  Corporation                               (29,737)            --          --     (29,737)
 Other, net                                     370             --          --         370
                                          ----------  ------------  ----------   ---------

Loss before provision
 for income taxes                            (1,696)       (47,813)     (8,325)    (57,834)

Provision for income  taxes                 (10,040)         8,444       1,470        (126)
                                          ----------  ------------  ----------   ---------

Net loss                                  $ (11,736)  $    (39,369) $   (6,855)  $ (57,960)
                                          =========   ============  ==========   =========

Basic and diluted loss per share             $(0.55)                                $(2.71)
                                             ======                                 ======

(1) Operating expenses include a non-recurring restructuring charge of $15,176,000.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3  Acquisitions and Dispositions, continued
        -----------------------------

     Pro forma  condensed  consolidated  statements of  operations  (unaudited),
     --------------------------------------------------------------------------
     continued

        Year Ended December 31, 1999                    Pro Forma Adjustments
        ----------------------------                    ---------------------
                                                                    NetWolves/
                                                      Softworks    ComputerCOP
                                             Actual  Transaction   Transaction    Pro forma
                                             ----------------------------------------------
Revenue                                    $ 24,640   $ (10,258)   $   (690)      $ 13,692
Cost of revenue                              13,044        (764)       (241)        12,039
                                           --------   ---------    --------       --------
Gross margin                                 11,596      (9,494)       (449)         1,653

Total Operating Expenses (1)                 44,152      (9,342)     (6,710)        28,100
                                           --------   ---------    --------       --------

Operating (loss)                            (32,556)       (152)      6,261        (26,447)

Other income (expense)
 Gain on sale of Softworks                   17,107     (17,107)         --             --
 Other, net                                     782        (466)         --            316
                                           --------   ---------    --------       --------

Loss before provision
 for income taxes                           (14,667)    (17,725)      6,261        (26,131)

Benefit for income taxes                      9,095      (9,137)         --            (42)
                                           --------   ---------    --------       --------

Net loss                                   $ (5,572)  $ (26,862)   $  6,261       $(26,173)
                                           ========   =========    ========       ========

Basic and diluted loss per share             $(0.27)                                $(1.28)
                                             ======                                 ======

(1)  The  ComputerCop   operating  expense  adjustment  includes  $5,616,000  of
     amortization expense related to ComputerCop's intangible assets.


                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Acquisitions and Dispositions, continued
         -----------------------------

     Pro forma condensed consolidated statements of operations (unaudited)
     --------------------------------------------------------------------

       Year Ended December 31, 1998                     Pro Forma Adjustments
       ----------------------------                     ---------------------
                                                                        NetWolves/
                                                         Softworks      ComputerCOP
                                             Actual     Transaction    Transaction   Pro forma
                                         --------------------------------------------------------
       Revenue                             $ 61,988       $(43,748)     $       (8)  $  18,232
       Cost of revenue                       21,018         (4,251)            (21)     16,746
                                           --------       --------      ----------   ---------
       Gross margin                          40,970        (39,497)             13       1,486

       Total Operating Expenses (1)          56,614        (33,884)         (3,189)     19,541
                                           --------       --------      ----------   ---------

       Operating (loss)                     (15,644)        (5,613)          3,202     (18,055)

       Other income (expense)
        Gain on sale of Softworks            28,785        (28,785)             --          --
        Other, net                           (1,846)         1,601              --        (245)
                                           --------       --------      ----------   ---------

       Income (loss) before provision
        for income taxes                     11,295        (32,797)          3,202     (18,300)

       Provision for income  taxes           (1,748)         1,696              --         (52)
                                           --------       --------      ----------   ---------

       Net income (loss)                   $  9,547       $(31,101)     $    3,202   $ (18,352)
                                           ========       ========      ==========   =========

       Basic net income (loss) per share      $0.58                                     $(1.11)
                                              =====                                     ======

       Diluted net income (loss) per
        share                                 $0.56                                     $(1.11)
                                              =====                                     ======

(1)  The  ComputerCop   operating  expense  adjustment  includes  $2,816,000  of
     amortization expense related to ComputerCop's intangible assets.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - Prepaid Expense and Other Current Assets
         ----------------------------------------

     Prepaid expenses and other current assets consist of the following:

                                                        December 31,
                                                      2000       1999
                                                   ---------------------
                                                       (In thousands)
     Prepaid expenses                                 $332       $386
     Notes and loans receivable                         87        427
     Marketable securities available for sale           32         52
                                                      ----       ----

                                                      $451       $865
                                                      ====       ====

NOTE 5 - Property and Equipment
         ----------------------

     Property and equipment consist of the following:

                                                December 31,      Useful life
                                             2000       1999        in Years
                                         ---------------------------------------
                                              (in thousands)

     Computer equipment and software       $  3,811   $  3,211        3 - 7
     Furniture and fixtures                     392        390        5 - 7
                                           --------   --------
                                              4,203      3,601
     Less: accumulated deprecation
            and amortization                 (3,063)    (2,256)
                                           --------   --------

         Property and Equipment, Net       $  1,140   $  1,345
                                           ========   ========


NOTE 6  Software Costs
        --------------

    Software costs consist of the following:


                                                        December 31,
                                                      2000       1999
                                                   ---------------------
                                                       (In thousands)
    Capitalized software development costs           $ 3,775    $ 3,775
    Purchased and acquired software technologies          --         --
                                                     -------    -------
                                                       3,775      3,775
    Less: accumulated amortization                    (3,775)    (3,775)
                                                     -------    -------

          Software Costs, Net                        $    --    $    --
                                                     =======    =======

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Accounts Payable and Accrued Expenses
         -------------------------------------

     Accounts payable and accrued expenses consist of the following:


                                                                December 31,
                                                             2000         1999
                                                           ----------------------
                                                               (in thousands)
    Trade accounts payable                                 $   367        $1,194
    Sales taxes payable                                        632           647
    Accrued payroll and benefits                               373         1,675
    Other accrued expenses                                     343         1,930
                                                           -------        ------

                                                           $ 1,715       $ 5,446
                                                           =======       =======

NOTE 8 - Convertible Debentures
         ----------------------

     On September 27, 2000, the Company entered into an agreement to sell an aggregate principal amount of $3,000,000 of Convertible Debentures (the "Debentures") bearing interest at a rate of 6% per annum, due September 27, 2002. The Company sold a $2,000,000 Debenture on September 27, 2000, a $500,000 Debenture in October 2000 and a $500,000 debenture in December 2000, and incurred $119,000 of expenses.

     The Debentures were convertible into shares of the Company's common stock beginning February 25, 2001, subject to certain limitations. The conversion price was to be the lesser of $0.90 or 82% of the average per share market value at the time of the conversion. The Holders of the Debenture were also granted certain registration rights to the underlying common stock. The Company had the right, exercisable at any time, to prepay all or any portion of the outstanding principal amount of the Debentures for which conversion notices had not previously been delivered. On January 30, 2001, the Company exercised its prepayment rights and paid the Holders $3,700,000, plus accrued interest. As a result of the prepayment, the Company recorded a loss of $185,000 in the first quarter 2001.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - Convertible Debentures, continued
         ----------------------

     The convertible debentures originally had a minimum assured discount of 18% from the fair value of the Company's common stock, as defined. In connection with that discount, the Company recorded debt discount of $658,000 upon receipt of $3,000,000 in funds and was amortizing the discount over the period the security was issued to the date it first became convertible. Accordingly, the Company recorded a non-cash interest charge of $353,000 in 2000. As a result of the prepayment, the discount, which was originally credited to additional paid-in-capital, was reversed in the first quarter 2001.

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


NOTE 9 - Earnings per Share
         ------------------

     For the years ended December 31, 2000 and 1999, outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be antidilutive. For 1998, the Company's dilutive instruments are "in the money" stock options with various exercise dates and prices and certain contingent stock issuances. The Company uses the treasury stock method to calculate the effect that the conversion of the stock options would have on earnings per share ("EPS") and assumes that convertible debentures were converted into common stock at the later of the beginning of the period or the issuance date and makes adjustments with respect to the related interest expense. The following table sets forth the computation of basic and diluted EPS:


                                                      Year Ended December 31,
                                                     2000       1999      1998
                                                   -----------------------------
                                               (in thousands, except per share data)
    Numerator:
     Net income (loss)                            $(11,736)   $(5,572)   $9,547
                                                  ========    =======    ======

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - Earnings per Share, continued
         ------------------


                                                      Year Ended December 31,
                                                     2000       1999      1998
                                                   -----------------------------
                                               (in thousands, except per share data)
    Denominator:
     Weighted average shares outstanding          21,395      20,455     16,523
      (denominator for basic EPS)

    Effect of dilutive securities
     Stock options                                    --          --        477
     Contingent stock issuances                       --          --         31
                                                  ------      ------      -----

       Denominator for diluted EPS                21,395      20,455      17,031
                                                  ======      ======      ======

    Basic net (loss) income per share             $(0.55)     $(0.27)      $0.58
                                                  ======      ======      ======
    Diluted net (loss) income per share           $(0.55)     $(0.27)      $0.56
                                                  ======      ======      ======

NOTE 10 - Shareholders' Equity
          --------------------

     Common Stock
     ------------

     Year Ended December 31, 2000
     ----------------------------

     In February 2000, the Company declared a dividend of $0.10 per share (aggregating $2,184,000) to its shareholders of record on March 15, 2000 and paid on May 1, 2000.

     Pursuant to a Board Resolution adopted in January 1999, the Company was authorized to repurchase shares of its common stock at times and amounts that would be in the best interest of the Company. During the fourth quarter 2000, 365,569 shares of common stock were purchased at an average price of $0.8494.

     Year Ended  December  31, 1999
     ------------------------------

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

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - Shareholders' Equity, continued
          --------------------

     Common Stock, continued
     ------------

     Year Ended December 31, 1998
     ----------------------------

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

     Transactions with officers, employees and consultants
     -----------------------------------------------------

     During the year ended  December  31,  2000,  the Company  issued  1,628,450 shares of its common stock valued at $2.00 per share based on the then quoted price of the Company's common stock.

     -- Issued 490,000 shares of its common stock (net of 100,000 shares rescinded) as settlement of certain employee, director and consultant liabilities in conjunction with its restructuring plan (Note 13). The shares were valued at $980,000.

     -- Issued 487,250 shares of its common stock (net of 46,250 shares rescinded) as settlement of employee bonuses. The shares were valued at $974,500, of which $468,000 was accrued in 1999.

     -- Issued 660,000 shares of its common stock (net of 37,500 shares rescinded) to various consultants for which it recorded a non-cash charge to earnings of $1,320,000. S.J. & Associates, Inc. was issued 375,000 of these shares upon achieving certain performance goals pursuant to its 1999 contract.

     --   Cancelled   8,800  shares  as   collateral   payment  of   outstanding
          receivables.

     Additionally, the Company's Chairman and Chief Executive Officer tendered 410,179 shares of the Company's common stock, valued at $923,000 based on the quoted price at the time, towards the repayment of officers' loans.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - Shareholders' Equity, continued
          -------------------------------

     Transactions with officers, employees and consultants, continued
     -----------------------------------------------------

     During the year ended December 31, 1999, the Company issued the following restricted common stock:

     -- As part of a bonus incentive compensation plan, the Company issued 665,500 shares to several non-executive employees for which it recorded a non cash charge to operations of $1,010,000.

     -- Issued 660,500 shares of its common stock to various consultants for whom it recorded a non cash charge to operations of $1,050,000.

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

     During 1998, the Company issued 2,090,000 restricted shares of common stock to various officers, employees and consultants and recorded a non-cash charge to operations of $2,208,000 as follows:

     -- The Company issued 501,000 shares to SJ (Note 14) for services rendered in connection with the initial public offering of Softworks, resulting in a $478,000 charge against the "Gain on sale of Softworks." SJ also received 224,000 shares for other services rendered, resulting in a charge to operations of $378,000.

     -- The Company issued 182,000 shares to a member of its Internet Strategy Committee (who now also serves as the Company's Chairman of the Board) for services rendered, resulting in a charge to operations of $237,000.

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

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 10 - Shareholders' Equity, continued
          -------------------------------

     Transactions with officers, employees and consultants, continued
     -----------------------------------------------------

     -- The Company issued 602,000 shares to various other employees and consultants for services rendered, resulting in a charge to operations of $640,000.

     Stock Option Plans
     ------------------

     Effective June 1, 2000, the Company's Board of Directors authorized and adopted a plan for compensation, referred to as the 2000 Stock Option Plan, which provides for the grant of non-qualified stock options, to officers, employees and consultants to the Company, exercisable at the market price on the date of grant. All grants, which have varying expiration dates, shall be subject to various vesting conditions including specific performance goals. There are 2,500,000 shares of common stock reserved for issuance pursuant to the plan.

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

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and recognizes non cash compensation charges related to the intrinsic value of stock options granted to employees. If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net income (loss) and net income (loss) per share would be as follows (in thousands, except per share data):


                                                        Year Ended December 31,
                                                      2000        1999       1998
                                                    -------------------------------
     Net income (loss)
      As reported                                   $(11,736)   $(5,572)    $9,547
                                                    ========    =======     ======
      Pro forma                                     $(12,046)   $(6,118)    $2,968
                                                    ========    =======     ======



     Net income (loss) per share
      As reported

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - Shareholders' Equity, continued
          -------------------------------

     Stock Option Plans, continued
     ------------------

                                                     Year Ended December 31,
                                                  2000        1999       1998
                                               ---------------------------------
      Basic net loss per share                  $(0.55)     $(0.27)      $0.58
                                                ======      ======       =====
      Diluted net loss per share                $(0.55)     $(0.27)      $0.56
                                                ======      ======       =====

     Pro forma
      Basic net income (loss) per share         $(0.56)     $(0.30)      $0.18
                                                ======      ======       =====
      Diluted net income (loss) per share       $(0.56)     $(0.30)      $0.17
                                                ======      ======       =====

     The fair value of Company common stock options granted to employees during 2000, 1999 and 1998, approximated $310,000, $546,000 and $4,243,000, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 70.6 to 73.1% in 2000, 62% to 66% in 1999 and 61% to 116% in
     1998, (2) risk-free interest rates of 5.80% in 2000, 5.81% in 1999 and 4.09% to 5.56% in 1998, and (3) expected lives of 1.80 to 5.00 years in 2000, 2.00 to 3.53 years in 1999 and .28 to 4.23 years in 1998.

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

     The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. The following is a summary of stock option activity for 2000, 1999 and 1998, relating to all of the Company's common stock plans (shares are in thousands):

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Shareholders' Equity, continued
          --------------------

     Stock Option Plans, continued
     ------------------

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                      Shares         Price
                                                  -------------------------------

     Outstanding at January 1, 1998                    1,314          $ 7.83

      Granted                                          6,369          $ 3.24
      Exercised                                       (1,103)         $ 2.93
      Forfeited                                       (3,741)         $ 4.68
                                                      ------

     Outstanding at December 31, 1998                  2,839          $ 3.58

      Granted                                          1,870          $ 1.25
      Exercised                                           --              --
      Forfeited                                         (306)         $11.54
                                                      ------          ------

     Outstanding at December 31, 1999                  4,403         $  2.04
                                                      ------         -------
      Granted                                          2,296           $0.98
      Exercised                                           --              --
      Forfeited                                       (2,896)          $1.83
                                                      ------         -------

     Outstanding at December 31, 2000                 (3,803)          $1.59
                                                      ======         =======


     At December 31, 2000, a total of 3,803,000 options are exercisable at various exercise prices: 2,941,000 options are exercisable at prices ranging from $0.75 to $1.34 per share, 762,000 options at $1.75 to $2.09 and 100,000 options at $6.25 to $25.60. The weighted- average remaining contractual life of options outstanding at December 31, 2000 is 2.67 years. A total of 3,803,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 2000.

     At December 31, 1999, a total of 4,282,000 options are exercisable at various exercise prices: 4,116,000 options are exercisable at prices ranging from $1.25 to $2.00 per share, 66,000 options at $2.50 to $3.50 and 100,000 options at $6.25 to $25.60. The weighted- average remaining contractual life of options outstanding at December 31, 1999 is 3.08 years. A total of 4,403,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 1999.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Shareholders' Equity, continued
          --------------------

     Stock Option Plans, continued
     ------------------

     At December 31, 1998, a total of 2,771,000 options are exercisable at various exercise prices: 2,358,000 options are exercisable at prices ranging from $1.75 to $2.00 per share, 196,000 options at $2.50 to $5.00, and 217,000 options at $5.92 to $46.30. The weighted- average remaining contractual life of options outstanding at December 31, 1998 is 3.79 years. A total of 2,839,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 1998.

     Total compensation costs recognized for stock option awards amounted to $152,000, $193,000 and $1,255,000 for the years ended December 31, 2000,
     1999 and 1998, respectively. Compensation cost represents the fair value of options granted to non- employees and the intrinsic value of options granted to employees. The total value of the 2000 options granted to non-employees was $267,000. These options have vesting periods ranging from immediate to two years. As of December 31, 2000, there was $115,000 of unearned compensation relating to the unvested portion of these options.

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

     Registration Statements/Restricted Securities
     ---------------------------------------------

     The Company has used restricted common stock for the purchase of certain companies (Note 3), as compensation to employees and consultants for services rendered, and has sold restricted common stock in private placements. At December 31, 2000, approximately 470,000 shares of restricted common stock were issued and outstanding.

     On March 24, 2000 the Company filed a registration statement on Form S-8 (No. 333- 33274) for 4,272,500 options and 384,800 shares of the Company's common stock that was effective upon filing. The primary purpose of this registration statement was to register options and shares issued to employees and certain consultants.

     On February 11, 1999 the Company filed a registration statement on Form S-8 (No.333-72203) for 2,262,235 options and 2,230,084 shares of the Company's common stock that was effective upon filing. The primary purpose of this registration statement was to register options, which were repriced in October 1998, and shares issued to employees and certain consultants.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Shareholders' Equity, continued
          --------------------

     Registration Statements/Restricted Securities, continued
     ---------------------------------------------

     On May 15, 1998 the Company filed a registration statement on Form S-8 (No. 333-52875) for 779,148 options and 122,500 shares of the Company's common stock that was effective upon filing. The primary purpose of this registration statement was to register shares issued to certain consultants and non-officer employees.

     On January 22, 1998, the Company filed a registration statement on Form S-1 (No. 333- 44683, effective February 6, 1998). The primary purpose of this registration statement was to register shares issued in January 1998 pursuant to a private placement.


NOTE 11  Multi-Media Display Station
         ---------------------------

     During 1999, the Company began to develop a unique multi-media display station, which combines Internet strategy and e-commerce with multi-media forms of delivery, presentation and interaction and end-users. This Internet based communications/advertising network was being designed by the Company to create a means by which businesses could promote specific brand/product/ service awareness. The Company intended to market this technology in association with owners and/or managers or high traffic venue areas (i.e., malls, airports, etc.) to local, regional and national businesses. From inception through March 31, 2000, the Company invested approximately $7,000,000 in its marketing and development efforts (charged to operations as incurred). Additional funds will be required in order to complete development and bring the product to market. As part of the Company's restructuring plan (Note 13), the newly appointed Board of
     Directors agreed that it was the Company's best interest to immediately cease all funding of this project, while maximizing its value. As a result, in April 2000, the Company entered into a contractual arrangement with an unrelated third party, whereby the Company transferred all of its in-process research and development technology related to the multi-media display station for the rights to 50% of the future profits (as defined), if any, from the third party's operation or sale of this technology. The third party agreed to utilize its contacts in the industry and also agreed to fund all future costs associated with the continued development and marketing of the display station. There can be no assurances that the Company will recognize any proceeds from this transaction. The related intangible assets continue to be recorded at their net book value of zero.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12 - Income Taxes
          ------------

     Through August 4, 1998, the results of the Company's U.S. operations conducted through its Softworks subsidiary were included in the Company's consolidated Federal income tax returns. Separate provisions for income taxes were determined for Softworks' wholly owned foreign subsidiaries that were not eligible to be included in the U.S. Federal income tax returns. As a result of the initial public offering of Softworks, the Company's ownership of Softworks was reduced below 80% and Softworks was no longer eligible to be included in the Company's consolidated Federal income tax returns. Accordingly, since the future realization of the Softworks' component of the deferred tax asset ($902,000 as of August 4, 1998) was no longer uncertain, the related valuation allowance (with respect to Softworks domestic operations only) was eliminated as of December 31, 1998. Additionally, as a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000 (Note 3), the Company recognized a taxable gain in the first quarter of 2000. Accordingly, the Company reduced its valuation allowance by $9,197,000 (approximately $7,000,000 of which relates to deferred tax assets created in previous years) as of December 31, 1999.

     The following table summarizes components of the (provision) benefit for current and deferred income taxes for the years ended December 31, 2000, 1999 and 1998:

                                                Year Ended December 31,
                                              2000       1999       1998
                                           -------------------------------
                                                    (in thousands)
     Current
      United States                        $     (718)  $   196   $(2,196)
      Foreign                                      --        --       (32)
      State and other                            (125)       (8)     (306)
                                           ----------   -------   -------
           Total                                 (843)      188    (2,534)
                                           ----------   -------   -------

     Deferred
      United States                            (9,197)    8,950       632
      State and other                              --       (43)      154
                                           ----------   -------   -------
           Total                               (9,197)    8,907       786
                                           ----------   -------   -------

                                           $  (10,040)  $ 9,095   $(1,748)
                                           ==========   =======   =======

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Income Taxes
          ------------

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2000, 1999 and 1998:



                                                        Year Ended December 31,
                                                     2000       1999       1998
                                                  --------------------------------
     U.S. Federal statutory tax rate                 35.0%      35.0%      (34.0)%
     State and local taxes, net of U.S.Federal tax
      effect                                         (7.4)        --        (6.5)
     Impact of Alternative Minimum Tax              (42.3)        --          --
     Gain on sale of Softworks and ComputerCOP      (90.1)        --        12.4
     Other-than-temporary decline in Investment
      in NetWolves                                 (613.7)        --          --
     Restructuring costs not deductible until paid  (33.4)        --          --
     Reduction of deferred tax asset valuation
      reserve                                          --       47.9         7.4
     Utilization of net operating loss carryforward 199.3         --         7.1
     Permanent differences  compensation            (50.5)     (12.2)         --
     Amortization of intangible assets                 --       (6.0)         --
     Other                                           11.1       (2.7)       (1.9)
                                                    -----      -----        ----
                                                   (592.0)%     62.0%      (15.5)%
                                                    =====      =====        ====

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                              December 31,
                                                           2000        1999
                                                         --------------------
                                                            (in thousands)

     Deferred tax assets
      Net operating loss carryforwards                   $10,080    $ 23,283
      Tax credit carryforward                                565         565
      Fixed and intangible assets                            135       1,710
      Other-than-temporary decline in
       Investment in NetWolves                            12,490          --
      Other                                                   85         280
                                                         -------    --------
                                                          23,355      25,838

     Deferred tax liabilities
      Investment in Softworks, held for sale                  --      (2,817)
                                                         -------    --------
                                                          23,355      23,021
     Valuation allowance                                 (23,355)    (13,824)
                                                         -------    --------

         Deferred tax assets, current                    $    --    $  9,197
                                                          =======    ========

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Income Taxes, continued
          ------------

     During 2000 and 1998,  $36,000,000  and  $4,700,000,  respectively,  of net operating loss carryforwards were utilized to substantially reduce the taxable income resulting from the gain on disposition of Softworks. At
     December 31, 2000, the Company has net operating loss carryforwards remaining of approximately $24,000,000 to reduce future taxable income, if any. These losses, which expire through 2019, are subject to substantial limitations as a result of IRC Section 382 rules governing changes in control. Approximately $13,000,000 of these losses are available to be utilized in the year 2001. After the year 2001, approximately $1,200,000 of losses become available each year (subject to, among other things, adjustment upon further changes in control) until the losses expire.


NOTE 13 - Restructuring
          -------------

     In the first quarter 2000, the Company's newly appointed Board of Directors approved and the Company announced a restructuring plan to streamline the Company's operations and overhead structure, including: (i) elimination of employees, expenses and commitments that supported the ComputerCOP technology (sold to NetWolves, Note 3), (ii) elimination of employees, expenses and commitments that supported the Company's development project related to a multi-media display station (Note 11), and (iii) general reduction of operating expenses. As a result, the Company recorded a non-recurring restructuring charge of $15,176,000 during the year ended December 31, 2000, related to the termination of 53 employees, retirement packages for certain Company officers and directors, and the termination of certain long-term consulting contracts and operating leases. Cash requirements of this plan are estimated at $12,696,000; $980,000 was settled with Company stock; and $1,500,000 was settled with NetWolves common stock. As of December 31, 2000, the remaining cash requirement is $2,450,000, $1,526,000 is payable over the next twelve months, and $924,000 is payable through March 2005.

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

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13  Restructuring, continued
         -------------

     The activity in the restructuring accrual through December 31, 2000 is summarized below:

                                         Officer/director
                              Employee      retirement     Consulting    Operating
                            terminations    packages       contracts      leases        Other         Total
                          ------------------------------------------------------------------------------------

Restructuring charge
 to operations,
 quarter ended
 March 31, 2000             $  2,043,000    $ 7,535,000     $  3,681,000  $  369,000    $1,185,000   $14,813,000
Restructuring charges
 to operations and
 adjustments, after
 March 31, 2000                   45,000        131,000              --      (12,000)      199,000       363,000
                            ------------    -----------     -----------   ----------    ----------   -----------
          Subtotal             2,088,000      7,666,000       3,681,000      357,000     1,384,000    15,176,000
Cash expenditures             (2,056,000)    (5,508,000)     (1,938,000)    (140,000)     (604,000)  (10,246,000)
Company stock
 issuances                            --       (100,000)       (630,000)          --      (250,000)     (980,000)
Netwolves stock
 exchanged                            --     (1,500,000)             --           --            --    (1,500,000)
                            ------------    -----------     -----------   ----------    ----------   -----------

Restructuring accrual,
 December 31, 2000          $     32,000    $   558,000     $ 1,113,000   $  217,000    $  530,000   $ 2,450,000
                            ============    ===========     ===========   ==========    ==========   ===========


     -- Employee termination costs represent severance and related benefits for the 53 employees that were terminated in March 2000: 18 employees in sales and administration, 14 employees involved in the development project related to a multi- media display station, 11 employees related to ComputerCOP and 10 employees in general research and development. Of these employees, 44 received severance benefits generally payable over 3 to 9 months, commencing April 2000.

     -- Officer/director retirement packages represent retirement packages for the Company's Chairman, its Chief Executive Officer and other board members aggregating $7,666,000. $1,500,000 was paid with 75,000 shares of NetWolves common stock (valued at $20 per share), $100,000 was paid with 50,000 shares of Company common stock, $5,508,000 was paid in 2000, $500,000 was paid in January 2001 and the $58,000 balance relates to employee benefits payable over various time periods.

     -- The Company settled 5 long-term consulting contracts that will no longer be required for an aggregate of $3,681,000. The Company agreed to pay off a 1999 consulting agreement with S.J. & Associates, Inc. for $1,276,000. Additionally, the Company settled three consulting agreements that were entered into during 2000 (originally totaling $1,785,000) for an aggregate of $1,277,000 (one of the agreements, settled for $524,000, is with a related party). Further, the Company paid $1,128,000 as part of a retirement arrangement with the Company's general counsel. These obligations are payable as follows: $630,000 was paid in the form of the Company's common stock; $1,938,000 was paid in 2000; and the $1,113,000 balance is payable through March 2005.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - Restructuring, continued
          ------------

     -- Operating leases represent the settlement of the remaining lease payments with respect to certain automobile and equipment leases that are no longer required. Payments are expected to be paid over the remaining terms of the leases, which range from 3 to 29 months.

     -- Other costs include consulting fees related to the creation and execution of the restructuring plan (including $250,000 to S.J. & Associates, Inc. paid in the form of 125,000 shares of the Company's common stock), legal fees and other exit costs.


NOTE 14 - Related Party and Other Transactions
          ------------------------------------

     Three executive officers of the Company had received advances from time to time, with such advances being payable upon demand and bearing interest at the rate of 7% per annum. In the first quarter 2000, the officers repaid $1,706,000 of these advances, consisting of $783,000 in cash and 410,179 shares of Company common stock valued at $923,000.

     In 2000 and 1999, the Company granted 25,000 and 25,000 shares of common stock (valued at $2.00 and $1.80 per share, respectively) to an outside Director (who resigned in March 2000) for legal and consulting services provided to the Company. In 2000, the Company also granted 20,000 options with an exercise price of $2.09 per share, which were valued at $17,000 and fully vested at December 31, 2000. Additionally, during the years ended December 31, 2000, 1999 and 1998, the Company paid to such director consulting fees of $52,000, $170,000 and $149,000, respectively.

     In 2000, the Company granted 25,000 shares of common stock (valued at $2.00 per share) for consulting expenditures incurred in connection with the restructuring plan (Note 13) to an outside Director (who resigned in March
     2000). The Company paid such Director consulting fees of $13,000, $63,000 and $56,000 in each of the years ended December 31, 2000, 1999 and 1998, respectively. In 1999 the Company granted 25,000 shares of common stock (valued at $1.80 per share). Additionally, in 1999, 100,000 stock options were granted to such Director, valued at $45,000.

     In 2000, the Company granted to an outside  Director (who resigned in March
     2000) 25,000 shares of common stock (valued at $2.00 per share) for consulting expenditures incurred in connection with the restructuring plan (Note 13). In addition, the Company granted 20,000 options with an exercise price of $2.09 for consulting services, which were valued at approximately $21,000, and were fully vested at December 31, 2000.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14 - Related Party and Other Transactions, continued
          ------------------------------------

     In the first quarter 2000, the Company entered into a multi-year agreement with a consultant that is a family member of one of the former officers. Subsequently, the Company incurred a $524,000 restructuring charge for terminating this agreement. At December 31, 2000, approximately $18,000 of this settlement remains unpaid.

     In 2000, the Company's general counsel received 25,000 shares of NetWolves common stock, valued at $20.00 per share (Note 3), to pay legal fees with respect to the NetWolves transaction and 62,500 shares of the Company's common stock (valued at $2.00 per share) for consulting expenses incurred in connection with the restructuring plan (Note 13). In addition, the general counsel received $1,000,000 of cash compensation as part of a retirement arrangement. In 1999, the Company's general counsel received cash compensation of $689,000, and 75,000 shares of Softworks common stock and 150,000 Company stock options valued at $395,000, for business and financial consulting services rendered. In 1998, the Company's general counsel received cash compensation of $207,000 and 180,000 Company stock options (which were subsequently cancelled) valued at $171,000. Also in 1998 (in addition to the shares of Softworks and Company common stock as discussed in Notes 3 and 10), related entities received 266,000 shares of Softworks common stock, valued at $541,000, for business and financial consulting services rendered.

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

     S.J. & Associates, Inc.
     -----------------------

     The Company has entered into various agreements with S.J. & Associates, Inc. (including its affiliates are collectively referred to as "SJ") for various services that provide for the following compensation:

     -- In 2000, the Company issued 125,000 shares (valued at $2 per share), for consulting fees related to the creation and execution of the restructuring plan.

     -- In 2000, the Company incurred $1,060,000 of consulting expenses with SJ. The consulting expense was paid in the form of $274,000 in cash, 375,000 shares of Company common stock (valued at $2.00 per share) and 150,000 stock options with an exercise price of $.75 per share, resulting in a charge of approximately $36,000.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14 - Related Party and Other Transactions, continued
          ------------------------------------

     S.J. & Associates, Inc., continued
     -----------------------

     -- SJ received minimum annual compensation pursuant to two agreements aggregating $227,000 per annum through November 1999. Commencing in December 1999, SJ was to receive minimum annual compensation pursuant to two agreements aggregating $316,000 per annum. The agreements expire in November 2004; however, one of the agreements was settled as part of the 2000 Restructuring Plan for $1,276,000 (as discussed in Note 13). SJ also consulted with Softworks in various capacities throughout 1999 and received compensation directly from Softworks.

     -- In 1999, the Company entered into an agreement with SJ to provide assistance to the Company in locating, negotiating and ultimately closing a transaction for the sale of the Company's entire remaining holdings of Softworks, the sale of the Company's ComputerCOP technology and related investment in NetWolves Corporation (Note 3). The Company agreed to pay SJ 4.0% of the value of the transactions. Accordingly, in the first quarter 2000, SJ earned $2,458,000 with respect to the Softworks transaction and $1,420,000 with respect to the transaction with NetWolves Corporation.

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

     -- During 1999, the Company paid an affiliate of SJ $700,000 relating to certain multi- media Internet technology.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - Commitments and Contingencies
          -----------------------------

     Operating Leases
     ----------------

     Operating leases are primarily for office space, equipment and automobiles. At December 31, 2000, the future minimum lease payments under operating leases are summarized as follows (in thousands):

                                Year Ending
                                December 31,            Amount
                                ------------------------------
                                        (in thousands)
                                   2001                 $300
                                   2002                  132
                                Thereafter                --
                                                        ----

                                                        $432
                                                        ====


     Rent expense approximated $340,000, $592,000 and $1,285,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Defined Contribution plan
     -------------------------

     The Company provides pension benefits to eligible employees through a 401(k) plan. Employer matching contributions to this 401(k) plan approximated $41,000, $41,000 and $106,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Legal Matters
     -------------

     In March 1995, an action was commenced against the Company and a number of defendants unrelated to the Company which action was later amended naming only the Company and three of its officers as defendants. The complaint alleges that certain third parties, unrelated to the Company, transferred certificates representing 1,000,000 shares of the Company's common stock to the plaintiff. The complaint further alleges that such shares were endorsed in blank by the third parties and became bearer securities, which were negotiated to the plaintiff by physical delivery. The certificates had not been legally acquired from the Company and the certificates were reported to the Securities and Exchange Commission by the Company as stolen certificates. Plaintiff has requested validation of the transfer of the certificates and is seeking damages of an unspecified amount, consisting of alleged diminution in market value of the subject shares from 1994 through the date of any judgment in the plaintiff's favor. The Company denied plaintiff's allegations and filed a motion for summary judgment. In November 1999, the motion for summary judgment was granted in favor of the Company and its officers on the grounds that the purported endorsement on the certificates was ineffective to transfer ownership of the certificates. However, the plaintiff filed an appeal, which was contested by the Company. Since that time the parties agreed to settle the matter. Under the terms of the tentative settlement agreement the Company would issue 250,000 shares of its common stock. The tentative settlement has been remanded to the
     district   court,   which  is  required  to

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE  15 - Commitments and Contingencies, continued
           -----------------------------

     Legal Matters, continued
     -------------

     review the fairness of the settlement agreement pursuant to the Securities Act of 1933, as amended. The Company believes this settlement is likely to be accepted by the district court. Accordingly, during the fourth quarter 2000, the Company accrued $80,000 to reflect the value of the shares expected to be issued plus estimated legal fees. There can be no assurances that the ultimate settlement will not differ materially from the amount accrued.

     During 1999, the Company and certain officers received notification that they had been named as defendants in a class action alleging violations of certain securities laws with respect to the content of certain Company announcements. On January 30, 2001, the Court entered a judgment dismissing the class action suit. The Plaintiffs had until March 1, 2001 to file an appeal of the judgment, which none was filed.

     In August 1999, The Company and its directors were served with a derivative action complaint alleging awards of excess compensation and requesting a judgment in favor of the Company for such excess compensation. The Company and defendants have denied the allegations and are vigorously defending the matter. Document discovery has commenced, although no depositions have been scheduled. The Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements in regard to this matter.

     In November 1999, the Company (through one of its subsidiaries) was added as a party in an amended complaint. The complaint alleged that a Company consultant violated a personal non-compete agreement in performing services for the Company. The plaintiffs contended that they were compelled to offer terms more generous to their customers than they otherwise would have offered. Plaintiffs did not disclose the amount of their alleged damages and requested injunctive relief. The Company denied the allegation and vigorously defended the matter. In September 2000, this matter was settled under a Stipulation for Dismissal without any further cost to the Company.


NOTE 16 - Management's Plans
          ------------------

     The Company has continued to incur substantial operating losses and to use substantial amounts of cash in operating activities, which were primarily financed through sales and exchanges of Softworks common stock (Note 3). However, as a result of the cost saving measures implemented as part of the restructuring plan (Note 13), the Company has substantially reduced its operating costs and use of cash subsequent to March 31, 2000, when compared to prior periods. Management's current short-term plan is primarily focused on achieving operating profit by successfully marketing innovative software products and services that capitalize on the Company's patented technologies. To achieve its goals, the Company has restructured its operations, which reduced its operating expenses, while continuing to market the Server Farm. Additionally, the Company intends to successfully market its new consulting service, Telecommunications Solutions. The Company is continually reviewing its long-term business strategy.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 16 - Management's Plans, continued
          ------------------

     Management believes that its plan will ultimately enable the Company to achieve positive cash flows from operations. Until such time, the Company believes that its present cash on hand and the liquidation of a portion of its investment in Netwolves should provide adequate funding through at least December 31, 2001.

     The Company is deemed to be an Affiliate of NetWolves. As such, there are certain restrictions pursuant to regulations of the Securities and Exchange Commission that limit the amount of shares that the Company may sell in the open market in a 90-day period. Should the Company be required to liquidate shares in excess of the permitted quantities, the Company may need to sell a portion of its investment in private transactions. Private transactions would likely result in sales at a discount to the quoted market price.

NOTE 17 - Consolidated Statements of Cash Flows
          -------------------------------------

     Supplemental disclosure of cash flow information for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:


                                                Year Ended December 31,
                                              2000       1999      1998
                                           --------------------------------
                                                    (in thousands)
     Interest paid                             $8        $139      $541
                                               ==        ====      ====

     Net taxes paid (refunds received)        $38        $102      $(23)
                                              ===        ====      ====

     Non-cash investing and financing activities for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

     -- In conjunction with the sale of ComputerCop Corp. (Note 3), the Company received 1,775,000 shares of NetWolves common stock valued at $35,500,000 in exchange for $24,394,000 of ComputerCop assets, which included $20,500,000 cash.

     -- The Company's chairman and Chief Executive Officer tendered 410,179 shares of the Company's common stock valued at $923,000 toward the repayment of officers' loans.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 17 - Consolidated Statements of Cash Flows, continued
          -------------------------------------


                                                  Year Ended December 31,
                                                2000      1999       1998
                                              ----------------------------
                                                     (in thousands)

     Exchange of the Company's and
      Softworks  common stock to ITSV
      (Note 3)
       Prepaid advertising                      $--       $--      $   4,150
        Goodwill                                 --        --          5,360
       Software development costs                --        --          2,700
                                                ---       ---      ---------

                                                $--       $--      $  12,210
                                                ===       ===      =========

     Note receivable for the sale of
      Softworks common stock by the
      Company                                   $--       $--      $   5,000
                                                ===       ===      =========



                                                  Year Ended December 31,
                                                2000      1999       1998
                                              ----------------------------
                                                     (in thousands)

     Reduction in cash resulting from
      excluding Softworks from the
      consolidated financial statements:
     Account and installment receivables        $--      $ 33,942  $--
     Prepaid expenses and other current
      assets                                     --         2,282   --
     Property and equipment, net                 --         2,698   --
     Intangible assets, net                      --         6,653   --
     Other non current assets                    --         2,061   --
     Accounts payable and accrued
      expenses                                   --        (4,468)  --
     Deferred revenue                            --       (26,787)  --
     Current and long-term debt                  --        (4,460)  --
     Minority interest                           --        (9,353)  --
     Investment in Softworks                     --        (9,327)  --
                                                ---       -------  ---

                                                $--       $(6,759) $--
                                                ===       =======  ===


                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 18 - Segment Information
          -------------------

     The Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information", which became effective for the Company in 1998 and has been implemented for all periods presented. The Company and its subsidiaries operated in three separate business segments: computer software, the Server Farm and professional service. With the sale of Softworks and ComputerCOP in the first quarter 2000 (Note 3) and the suspension of its professional services business (the hardware reselling unit, see Note 1), the Company is focused on its core technology and is currently operating in one business segment, the Server Farm. The Server Farm segment includes all activities pertaining to the utilization of the Company's patented d.b.Express technologies as described in Note 1. The computer software segment, which operated domestically, was primarily engaged in the design, development, marketing and support of information delivery software products and software products that were designed to provide non- computer literate owners the ability to identify threats as well as objectionable material, which may be viewed by users of the computer on the Internet. Until March 31, 1999, through Softworks, the Company was also engaged in the systems management software products for corporate mainframe data centers. International operations of Softworks' foreign subsidiaries were located in the United Kingdom, France, Brazil, Australia, Spain, Italy and Germany and several international distributors primarily in Europe and Asia. The professional services segment, which operated domestically, was primarily engaged in the design, construction and installation of technology systems, including the reselling of computer hardware.

     Business Information
     --------------------

                                                     Year Ended December 31,
                                                   2000       1999      1998
                                                 ------------------------------
                                                         (in thousands)

     Revenue
      Computer Software (including $42, $3,570
       and $10,503 of maintenance revenue in
       2000, 1999 and 1998, respectively      $      73     $10,907    $42,298
      Server Farm                                 2,047       1,182        663
      Professional Services                          --      12,551     19,027
                                              ---------     -------    -------

           Total                              $   2,120     $24,640    $61,988
                                              =========     =======    =======

      Operating (loss) Income
       Computer Software                      $    (204)   $(33,215)  $(17,193)
       Server Farm                              (28,472)        245        268
       Professional Services                         --         414      1,281
                                              ---------    --------   --------

           Total                              $(28,676)    $(32,556)  $(15,644)
                                              ========     ========   ========

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18  Segment Information, continued
         -------------------

     Business Information, continued
     --------------------

                                                        Year Ended December 31,
                                                     2000          1999        1998
                                                   ----------------------------------
                                                           (in thousands)
     Identifiable Assets
      Computer Software                            $    --    $28,762     $76,950
      Server Farm                                   18,253        842         652
      Professional Services                             --        420      14,300
                                                   -------    -------     -------

            Total                                  $18,253    $30,024     $91,902
                                                   =======    =======     =======


     In classifying business information into segments, the Company specifically identifies revenue, expenses and identifiable assets of the computer software and professional services segments; items not specifically identified are included in the Server Farm segment.

     Geographical Information
     ------------------------


                                                        Year Ended December 31,
                                                     2000          1999        1998
                                                   ----------------------------------
                                                           (in thousands)
     Revenue
      Domestic                                    $  2,120       $ 21,383         $ 53,190
      International                                     --          3,257            8,798
                                                  --------       --------         --------

           Total                                  $  2,120       $ 24,640         $ 61,988
                                                  ========       ========         ========

     Operating (loss) Income
      Domestic                                    $(28,676)      $(33,568)        $(14,870)
      International                                     --          1,012             (774)
                                                  --------       --------         --------

           Total                                  $(28,676)      $(32,556)        $(15,644)
                                                  ========       ========         ========

     Identifiable Assets
      Domestic                                    $ 18,253       $ 30,024         $ 82,377
      International                                     --             --            9,525
                                                  --------       --------         --------

           Total                                  $ 18,253       $ 30,024         $ 91,902
                                                  ========       ========         ========

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 19 - Major Customers
          ---------------

     For the year ended December 31, 2000, the Company had one major customer accounting for 80.5 % of the Company's revenue.

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


NOTE 20 - Subsequent Events
          -----------------

In February 2001, the Company made an equity investment of $500,000 in Voyant Corp. ("Voyant"). Voyant is a privately held company, and accordingly, the investment will be reflected on the Company's balance sheet as a non-marketable security. The Company's Chairman is also the Chairman of Voyant.

The Company recently filed a preliminary proxy statement in which it stated that it intends to put before its shareholders, at a special meeting, the matter of a reverse stock split in order to attempt to comply with the continued listing requirements of Nasdaq. The Company received a Nasdaq Staff Determination letter in November 2000 stating that the closing bid price of its common stock had been below one dollar for thirty consecutive trading days, thus not complying with the requirements for continued listing set forth in Nasdaq's Marketplace Rules and that its securities are, therefore subject to delisting from the Nasdaq Small Cap Market. The Company has been granted an oral hearing set for March 29, 2001 with the Nasdaq Listing Qualifications Panel ("Panel"). There can be no assurances the Panel will grant the Company's request for continued listing on the Nasdaq Small Cap Market. Since the result of the hearing with the Panel is not yet known, the Company is unable to determine its course of action on how it intends to maintain its listing.


NOTE 21 - Quarterly Financial Data (Unaudited)
          -----------------------------------

                                              Year Ended December 31, 2000,
                                        First       Second     Third         Fourth
                                       Quarter     Quarter    Quarter        Quarter
                                     -----------------------------------------------
                                       (in thousands, except per share amounts)

       Revenue                        $     526  $    500   $     557   $       537
       Gross margin                         437       420         493           448
       Operating loss                   (24,194)   (1,424)     (1,324)       (1,734)
       Gain on sale of Softworks         47,813        --          --            --
       Gain on sale of ComputerCOP        8,534        --          --            --
       Other-than-temporary decline
        in Investment in NetWolves           --        --          --       (29,737)
       Other income (expense)               332       212         131          (305)
       (Provision for) benefit from
        income taxes                    (12,812)      385         379         2,008
                                      ---------   -------    --------    ----------
           Net (Loss) Income          $  19,673   $  (827)   $   (814)   $  (29,768)
                                      =========   =======    ========    ==========
          Basic Net (Loss) Income
           Per Share                      $0.93    $(0.04)     $(0.04)       $(1.39)
                                          =====    ======      ======        ======
          Diluted Net (Loss)
           Income Per Share               $0.93    $(0.04)     $(0.04)       $(1.39)
                                          =====    ======      ======        ======

                                            DIRECT INSITE CORP. AND SUBSIDIARIES
                                                 (F/K/A Computer Concepts Corp.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 21 - Quarterly Financial Data (Unaudited), continued
          -----------------------------------

     The unaudited interim financial information reflects all adjustments, which in the opinion of management, are necessary to a fair statement of the results of the interim periods presented, all adjustments are of normal recurring nature. 26

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2001.


                                      DIRECT INSITE CORP.

                                      By: /s/ Warren Wright
                                          --------------------------------------
                                          Warren Wright, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 the following persons in the capacities indicated:


/s/ James A. Cannavino
________________________      Chairman of the Board
James A. Cannavino

/s/ Warren Wright
________________________      Chief Executive Officer
Warren Wright

/s/ George Aronson
________________________      Chief Financial Officer
George Aronson

/s/ Charles Feld
________________________      Director
Charles Feld

/s/ Dennis J. Murray
________________________      Director
Dennis J. Murray

/s/ Carla J. Stovall
________________________      Director
Carla J. Stovall