Form 10-K/A
period 2000-12-31
DIRECT INSITE CORP
filed 2001-04-30
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A


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

None

Part III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
---------------------------------------------------------------

Directors and Executive Officers

As of April 26, 2001, the names, ages and positions of the directors and executive officers of the Company are as follows:

Name                Age             Position                  Committee Member
----                ---             --------                  ----------------
James A Cannavino   56   Chairman of the Board of Directors   Audit,Compensation
Charles Feld        59   Member of the Board of Directors     Compensation
Dennis Murray       55   Member of the Board of Directors     Audit
Carla Stovall       44   Member of the Board of Directors     Audit
Warren Wright       41   Chief Executive Officer
Anthony Coppola     46   President
George Aronson      52   Chief Financial Officer, Secretary
Lawrence York       31   Vice-President
Arnold Leap         33   Executive Vice-President, C.T.O.

     James A. Cannavino has been our Chairman of the Board since March 2000. Mr. Cannavino is also the Chief Executive Officer and Chairman of the Board of Directors of CyberSafe, Inc., a corporation specializing in network security. He was the President and Chief Operating Officer of Perot Systems Corporation through July 1997, and prior to that was a Senior Vice President at IBM, responsible for strategy and development. Mr. Cannavino's career worked over thirty years at IBM beginning in 1964. Mr. Cannavino led IBM's restructuring of its $7 billion PC business to form the IBM PC Company. He also served on the IBM Corporate Executive Committee and Worldwide Management Council, and on the board of IBM's integrated services and solutions company. Mr. Cannavino serves on the boards of National Center for Missing and Exploited Children, 7th Level, Inc., Opus360 Corporation, Verio, Inc., NetWolves and Marist College. Mr. Cannavino will serve on the Board until the next annual meeting of Shareholders.

     Charles Feld founded the Feld Group in 1992 to offer Fortune 500 and emerging companies the technology leadership they need to transform themselves into category leaders. As CEO and President of the Dallas-based firm, Mr. Feld currently serves as acting CIO at First Data Resources. His earlier Feld Group engagements include working transformational change as CIO and e-Leader at Delta Air Lines by building the framework to place the airline at the forefront of Global 1000 companies that understand and embrace the new economy. The Delta Technology team received the Smithsonian Award for Technology Excellence in 1998. As CIO of Burlington Northern, Charlie spearheaded the merger of the railroad's technologic systems and organization with those of the Santa Fe Railroad. Before launching The Feld Group in 1992, he was Vice President/CIO at Frito-Lay, Inc., where he played a pivotal role in streamlining the data network and developing the hand-held computer network for Frito-Lay's sales force. His team at Frito-Lay won the Smithsonian Award for Technology Excellence in 1998. Mr. Feld has been a member of the Board of Directors since March 2000, and will serve in such capacity until the next annual meeting of the shareholders.

     Dr. Dennis J. Murray has been President of Marist College since 1979. Early in his tenure, he identified the importance of technology in higher education and made it one of the central themes of his administration. He developed an innovative joint study with the IBM Corporation, which resulted in Marist becoming one of the nations most technologically advanced liberal arts colleges. Marist was one of the first colleges or universities in the country to have a fully networked campus, and currently operates on an IBM G5 S/390 system. Dr. Murray has been a strong supporter of the Linux operating system and recently initiated a Linux Research and Development Center at Marist. Dr. Murray serves on the boards of the Franklin and Eleanor Roosevelt Institute, McCann Foundation, and the Greenway Conservancy for the Hudson River Valley, which oversees the National Heritage Area. He is also the author of two books on nonprofit management, editor of three books on government and public affairs, and co-author of a guide to corporate- sponsored university research in biotechnology. Mr. Murray has been a member of the Board of Directors since March 2000, and will serve in such capacity until the next annual meeting of the shareholders.

     Carla J. Stovall has been a member of the Board of Directors since April 2000, and will serve in such capacity until the next annual meeting of the shareholders. Ms. Stovall has been the Attorney General for the State of Kansas since 1994. Attorney General Stovall also currently serves as Vice President of the National Association of Attorneys General and will become the Association's president in 2001. She is also a member of the Board of Directors of the American Legacy Foundation, the national Center for Missing and Exploited Children, the National Crime Prevention Council and the Council of State Governments. In addition, she is a member of the Board of Governors of the University of Kansas School of Law and a member of the Kansas Children's Cabinet. Attorney General Stovall recently was honored with the Distinguished Service to Kansas' Children Award.

     Warren Wright was appointed CEO effective December 2000 after serving as a sales and marketing consultant to the Company. Mr. Wright has been a marketing consultant based in New York for the past four years, providing consulting services to several e-commerce and technology companies including Voyant Corp., Direct Media Networks and Laguna Corporation. Prior to consulting, Mr. Wright was Sr. Vice president - Sales and Marketing for King Products, a Canadian based manufacturer of advanced multi-media telecommunication products and software. Mr. Wright was responsible for strategic alliances and the expansion of distribution internationally. Prior to his tenure at King products, Mr. Wright developed and sold a direct media advertising publication and also served as Marketing Manager for Westcan Electrical Manufacturing (a division of Siemens
AG). Mr. Wright holds a degree in Economics from the University of Western Ontario and completed graduate work at Ohio University.


     Anthony Coppola was appointed President in March, 2000. From January, 1999 until his appointment as President, Mr. Coppola was Executive Vice President in charge of development, marketing and sales of our d.b.Express based telecommunications Electronic Bill Presentment Payment Analysis and Reporting software. Beginning in 1994, Mr. Coppola worked with us in various capacities related to sales and marketing management. His responsibilities included the management and direction of the design and programming for the telecommunications applications, as well as direct involvement with the sales and marketing of our applications and services to IBM and our other primary customers. Prior to joining us , Mr. Coppola was President of America Multimedia Corp., a firm active in consulting and the development and marketing of industry specific training software.

     George Aronson, CPA, has been the Chief Financial Officer of the Company since August, 1995. From March, 1989, to August, 1995, he was the Chief Financial Officer of Hayim & Co., an importer/distribution organization. Mr. Aronson graduated from Long Island University with a major in accounting in 1972 receiving a Bachelor of Science degree and is a Certified Public Accountant.

     Lawrence York has been our Vice President and directs our Telecommunications Solutions product offering since June 2000. Mr.York began his career in telecommunications with Sprint in 1995 in the marketing and business analysis division. This position led to his recruitment and promotion by MCI Worldcom to the position of senior analyst for business development. From 1998 to his employment with us, Mr. York was Vice President of Telwares, Inc., a telecommunications company.

     Arnold Leap Mr. Leap has been Executive vice president and Chief Technology Officer since November, 2000. From March, 1998 until November 2000 he held the position of Chief Information Officer. Mr. Leap originally was hired in February, 1997 as the Company's Director of Development and Engineering and held the position until March, 1998. Prior to his joining Direct Insite, Mr. Leap was the MIS Manger/Director of AMP Circuits, Inc., and a subsidiary of AMP, Inc. from1993 to February 1997. His responsibilities at AMP Circuits, Inc. included day-to-day information systems operation as well as the development and implementation of a consolidated ERP and financial systems.

     Item 11.     EXECUTIVE COMPENSATION

     -----------------------------------

     The following table sets forth the annual and long-term compensation with respect to the Chief Executive Officers and each of the other executive officers of the Company who earned more than $100,000 for services rendered for the years ended December 31, 2000, 1999, and 1998. Directors are not contractually compensated for their services, however, the Directors elected post the Company's restructure receive various fees for attending meetings and serving on committees.

                        Summary Compensation Table

                                        Annual Compensation
                             --------------------------------------------

                                                                Other             All
Name and                     Fiscal                             Annual           Other
Principal Position            Year     Salary      Bonus      Compensation     Compensation
-------------------------------------------------------------------------------------------
James A. Cannavino   (1)     2000        $ -         $ -          $   -          $19,000
Chairman of the Board        1999          -           -              -             -
Chief Executive Officer      1998          -           -              -             -

Warren Wright,       (1)     2000        90,000        -              -             -
Chief Executive Officer      1999        19,500        -              -             -
                             1998          -           -              -             -

Daniel DelGiorno, Jr  (2,6)  2000          -           -              -        4,106,720
Chief Executive Officer      1999          -      1,354,000           -             -
Director / Treasurer         1998          -      1,291,000           -             -

Anthony Coppola   (3,5,6)    2000       154,000      95,000           -             -
President                    1999       136,000     418,000           -             -
                             1998       125,000      98,000           -             -

George Aronson (3,4,6)       2000       175,000     500,000           -             -
Chief Financial Officer      1999       170,000     532,000           -             -
                             1998       157,000     456,000           -             -

Arnold Leap       (3,7)      2000       126,000      31,000           -             -
Executive Vice President     1999       112,000      52,000           -             -
Chief Technology Office      1998        91,000      29,000           -             -


All Officers as a Group      2000      $545,000  $  626,000        $  -       $4,125,720
                             1999       437,500   2,356,000           -             -
                             1998       373,000   1,874,000           -             -

     Footnotes
     ----------
(1) Mr. Cannavino was the CEO from March, 2000 through November 30, 2000, at which time Mr Wright was appointed.
(2) Mr. D. Del Giorno, Jr., served as CEO until his retirement effective March 14, 2000. The amount shown as "other compensation" in 2000, represents the negotiated settlement of his retirement package. Significant components include $1,500,000 in the form of 75,000 shares of Netwolves which was valued at $20 per share at the time of grant, $2,300,000 cash and other assets valued at $306,000.
(3) The Company granted cash bonuses in 1999, to Messrs. Aronson and Coppola in the amounts of $150,000 and $200,000, respectively. Mr. Coppola received $218,000 in the form of the Company's common stock. The remainer of Mr. Aronson's 1999 bonus consists of restricted shares of Softworks common stock. Mr. Leap received 3000 shares of Softworks in 1999.
(4) In February 2000, Mr. Aronson received 25,000 shares of Netwolves which was valued at $20 per share at the time of grant.
(5)  Mr. Coppola was appointed President in March, 2000.
(6) Bonuses granted in 1998 for Messrs. DelGiorno, Jr., Aronson and Coppola were in the form of restricted shares of Softworks common stock.
(7) Mr. Leap was appointed Executive Vice-President and Chief Technology Officer in November, 2000.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

During 2000 the following options grants were made to the named executive officers:

The hypothetical value of the options as of their date of grant has been calculated using the Black-Scholes option-pricing model, as permitted by SEC rules, based upon various assumptions, which include: expected volatility of 70.6% to 73.1%, risk free interest rate of 5.8% and expected lives of 1.80 to
5.00 years. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." It should be noted that this model is only one method of valuing options, and the Company's use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

                                    % of Total Options
                      Number of    Granted to Employees                 Expiration    Hypothetical Value
      Name         Options Granted   in Fiscal Year     Exercise Price      Date         at Grant Date
      ----         --------------- -------------------- --------------  ----------    ------------------
James A. Cannavino      350,000         21.03%             $  0.75         5/31/05         $ 148,000
Warren Wright            10,000          0.60%                2.09        12/31/01             8,000
Anthony Coppola         114,000          6.85%                0.75         5/31/05            48,000
Anthony Coppola          20,000          1.20%                2.09        12/31/01            17,000
George Aronson          100,000          6.00%                0.75         5/31/05            42,000
Arnold Leap             135,000          8.11%                0.75         5/31/05            57,000
Arnold Leap              10,000          0.60%                2.09        12/31/01             8,000

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Value
--------------------------------------------------------------------------------

The following table set forth certain information with respect to stock option exercises by the named executive officers during the fiscal year ended December 31, 2000, and the value of unexercised options held by them at fiscal year-end.

                                                                  Number of                      Value of
                                                                 Unexercised                    Unexercised
                                                                  Options at                    In-the-Money
                                                                  Fiscal Year                   Options at
                                                                    End                     Fiscal Year End (1)
                                                             -----------------------     -------------------------
                      Shares Acquired      Value
  Name                 on Exercise (#)   Realized ($)      Exercisable Unexercisable      Exercisable Unexercisable
  ----                ---------------    -----------       ----------- -------------      ----------- -------------
James Cannavino             -              -                 267,000      233,000           $    -      $   -
Warren Wright               -              -                  20,000          -                  -          -
Anthony Coppola             -              -                 223,750       76,000                -          -
George Aronson              -              -                 325,000       75,000                -          -
Arnold Leap                 -              -                 101,700      101,250                -          -

Footnotes
---------
(1) Market Value of the Company's Common stock on December 31, 2000, was $0.31. There were no in - the money options at year end.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information as of April 26, 2001, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares of Common Stock, by directors who own Common Stock and all officers and directors as a group:

                                Common Stock           Rights to Acquire                     Total Beneficially
                                Beneficially       Beneficial Ownership Through                Owned as % of
Name of Beneficial Owner            Owned         exercise of Options Within 60 Days       Outstanding Shares (2)
----------------------------------------------------------------------------------------------------------------
Bo-Tel LLC  (3)                    2,220,000                      -                                10.4%


James Cannavino (1)                  165,000                   383,334                              2.5
Charles Feld    (1)                     --                      66,667                              *
Dennis Murray   (1)                     --                      66,667                              *
Carla Stovall   (1)                    6,600                    66,667                              *
Warren Wright   (1)                   10,000                         0                              *
Anthony Coppola (1)                  203,875                   261,750                              2.2
George Aronson  (1)                  103,000                   350,000                              2.1
Arnold Leap     (1)                   17,500                   135,450                              *

All Officers and Directors as a
Group (8 persons)                    505,975                 1,350,535                              8.2

* =  Less than 1%

Footnotes
---------

(1) The address of the holder is 80 Orville Drive, Suite 200, Bohemia, New York 11716.

(2) Based upon 21,381,937 outstanding as of April 26, 2001, plus outstanding options exercisable within 60 days owned by above named parties.

(3) Includes 320,000 shares of the Company's common stock owned by a party ,which has a financial interest in Internet Tracking & Security Ventures, LLC. The address of the beneficial holder is: 220 East 42 St., NY, NY

Item 13.         CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------------

     The former Chief Executive Officer and the former Chairman of the Board of directors as well as the current Chief Financial Officer of the Company had received advances from time to time, with such advances being payable upon demand and bearing interest at the rate of 7% per annum. In the first quarter of 2000, , $1,706,000 of these advances, consisting of $783,000 in cash and 410,179 shares of Company common stock valued at $923,000 had been repaid. The Chief Financial Officer repaid his entire balance and as part of the retirement packages for the former Chief Executive Officer and former Chairman, their combined remaining balance of approximately $279,000 was forgiven and accounted for as income to them.

     During the first quarter of 2000, the newly elected board of directors approved the retirement package with the out-going chairman. The retiring chairman of the board of directors received $3,000,000 cash and $328,500 primarily debt forgiveness and life insurance.

     During the first quarter of 2000, the newly elected board of directors negotiated / settled the retirement package with the out-going Chief Executive Officer, wherein the retiring Chief Executive Officer received $2,300,000 cash, 75,000 restricted shares of Netwolves values at $20 per share and approximately $306,000 consisting primarily life and health insurance and other assets.

     The Company granted 25,000 shares of common stock, valued at $2.00 per share, to Jack Beige, an outside Director, (who resigned in March 2000) for legal and consulting services provided to the Company. In 2000, the Company also granted 20,000 options with an exercise price of $2.09 per share, which were valued at $17,000 and fully vested at December 31, 2000. Additionally, the Company paid to such director, consulting fees of $52,000.

     In 2000, the Company granted 25,000 shares of common stock (valued at $2.00 per share) for consulting expenditures incurred in connection with the restructuring plan to Agustin Medina, an outside Director (who resigned in March 2000). The Company paid such Director consulting fees of $13,000.

     In 2000, the Company granted to Russell Pellicano, an outside Director (who resigned in March 2000) 25,000 shares of common stock (valued at $2.00 per share) for consulting expenditures incurred in connection with the restructuring plan. In addition, the Company granted 20,000 options with an exercise price of $2.09 for consulting services, which were valued at approximately $21,000, and were fully vested at December 31, 2000.

     In the first quarter 2000, the Company entered into a multi-year agreement with a consultant that is a family member of one of the former officers. Subsequently, the Company incurred a $524,000 restructuring charge for terminating this agreement. At December 31, 2000, approximately $18,000 of this settlement remains unpaid.

     In 2000, the Company's former general counsel received 25,000 shares of NetWolves common stock, valued at $20.00 per share (Note 3), to pay legal fees with respect to the NetWolves transaction and 62,500 shares of the Company's common stock (valued at $2.00 per share) for consulting expenses incurred in connection with the restructuring plan (Note 13). In addition, the general counsel received $1,000,000 of cash compensation as part of a retirement arrangement. In 1999, the Company's general counsel received cash compensation of $689,000, and 75,000 shares of Softworks common stock and 150,000 Company stock options valued at $395,000, for business and financial consulting services rendered. In 1998, the Company's general counsel received cash compensation of $207,000 and 180,000 Company stock options (which were subsequently cancelled) valued at $171,000. Also in 1998 (in addition to the shares of Softworks and Company common stock as discussed in Notes 3 and 10), related entities received 266,000 shares of Softworks common stock, valued at $541,000, for business and financial consulting services rendered.

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

-- Commencing in December 1999, SJ was to receive minimum annual compensation pursuant to two agreements aggregating $316,000 per annum. The agreements expire in November 2004; however, one of the agreements was settled as part of the 2000 Restructuring Plan for $1,276,000 (as discussed in Note 13 to the Consolidated Financial Statements).

-- In 1999, the Company entered into an agreement with SJ to provide assistance to the Company in locating, negotiating and ultimately closing a transaction for the sale of the Company's entire remaining holdings of Softworks, the sale of the Company's ComputerCOP technology and related investment in NetWolves Corporation (Note 3 to the Consolidated Financial Statements). The Company agreed to pay SJ 4.0% of the value of the transactions. Accordingly, in the first quarter 2000, SJ earned $2,458,000 with respect to the Softworks transaction and $1,420,000 with respect to the transaction with NetWolves Corporation.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2001.


                                  DIRECT INSITE CORP.

                                  By:  /s/ Warren Wright
                                       ______________________________________
                                       Warren Wright, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 30 , 2001 the following persons in the capacities indicated:





/s/ James A. Cannavino
__________________               Chairman of the Board
James A. Cannavino

/s/ Warren Wright
__________________               Chief Executive Officer
Warren Wright

/s/ George Aronson
__________________               Chief Financial Officer
George Aronson

/s/ Charles Feld
__________________               Director
Charles Feld

/s/ Dennis J. Murray
__________________               Director
Dennis J. Murray

/s/ Carla J. Stovall
__________________               Director
Carla J. Stovall