Form 10-Q
period 2001-03-31
DIRECT INSITE CORP
filed 2001-05-15
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
                                   (Mark One)


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2001
                                       OR


        [  ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to ______

                         Commission File No. 0 - 20660


                              DIRECT INSITE CORP.
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


                       Yes    [X]               No  [ ]

The number of shares of $.0001 par value stock outstanding as of May 14, 2001 was: 1,538,796

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                     INDEX



PART I - FINANCIAL INFORMATION                                            Page


  Condensed Consolidated Balance Sheets as of March 31, 2001 and
  December 31, 2000                                                          3

  Condensed Consolidated Statements of Operations and Comprehensive Income
  For the Three Months Ended March 31, 2001 and 2000                         4

  Condensed Consolidated Statements of Cash Flows
  For the Three Months ended March 31, 2001 and 2000                         5

  Notes to Condensed Consolidated Financial Statements                  6 - 11

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                  12 - 16


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                17

  Item 2. Changes in Securities                                            17

  Item 3. Defaults Upon Senior Securities                                  17

  Item 4.  Submission of Matters to a Vote of Security Holders             17

  Item 5. Other Information                                                17

  Item 6. Exhibits and Reports on Form 8-K                                 17

  Signatures                                                               18

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                       (In thousands, except share data)

                                                        March 31,      December 31,
                                                          2001             2000
                                                        ---------      ------------
                                                       (Unaudited)      (Audited)
ASSETS
Current assets
  Cash and cash equivalents                             $   2,523       $  10,851
  Accounts receivable, net of allowance for
    sales returns and doubtful accounts of
    $31 and $70 in 2001 and 2000, respectively                672             260
  Prepaid expenses and other current assets                   371             451
  Investment in NetWolves Corporation                       5,625           4,922
                                                         --------        --------
      Total current assets                                  9,191          16,484

Property and equipment, net                                 1,247           1,140
Other assets                                                1,102             629
                                                         --------        --------
                                                         $ 11,540        $ 18,253
                                                         ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                  $  1,667        $  1,715
  Restructuring costs payable, current portion                515           1,526
  Convertible debentures, net of discount of $305 in 2000       -           2,695
  Income taxes payable                                         39             855
                                                         --------        --------
    Total current liabilities                               2,221           6,791

Restructuring costs payable, long-term                        754             924
                                                         --------        --------
    Total liabilities                                       2,975           7,715
                                                         --------        --------
Commitments and contingencies

Shareholders' equity
  Common  stock, $.0001 par value; 150,000,000 shares
    authorized; 1,449,834 shares issued in 2001 and
    2000; and 1,425,462 shares outstanding in 2001
    and 2000                                                    -               -
  Additional paid-in capital                               102,911        103,569
  Unearned compensation                                        (82)          (115)
  Accumulated deficit                                      (91,553)       (89,502)
  Accumulated other comprehensive loss                      (2,383)        (3,086)
                                                          --------       --------
                                                             8,893         10,866
  Common stock in treasury, at cost  - 24,372 shares          (328)          (328)
                                                          --------       --------
    Total shareholders' equity                               8,565         10,538
                                                          --------       --------
                                                          $ 11,540       $ 18,253
                                                          ========       ========

           See notes to condensed consolidated financial statements.

                                        3

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                      OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                     (In thousands, except per share data)


                                                            Three Months Ended
                                                        ----------------------
                                                                 March 31,
                                                                 ---------
                                                          2001            2000
                                                        ---------       ---------
Revenue                                                 $    517        $    526
Cost of revenue                                               89             105
                                                        --------        --------
Gross margin                                                 428             421
                                                        --------        --------
Operating expenses
  Research and development                                   556           2,987
  Sales and marketing                                        505           3,436
  General and administrative                                 830           3,170
  Amortization and depreciation                              238             209
  Non-recurring restructuring charge                         -            14,813
                                                        --------        --------
                                                           2,129          24,615
                                                        --------        --------
Operating loss                                            (1,701)        (24,194)
Other income (expenses)
  Gain on sale of Softworks                                  -            47,813
  Gain on sale of ComputerCOP
    assets held for sale                                     -             8,534
  Interest (expense) income, net                            (317)            332
                                                        --------        --------
(Loss)  income before provision for
  income taxes                                            (2,018)         32,485
Provision for income taxes                                   (33)        (12,812)
                                                        --------        --------
Net (loss) income                                       $ (2,051)       $ 19,673
                                                        ========        ========
Other comprehensive income (loss)
  Unrealized gain (loss) on marketable
    Securities                                               704          (5,625)

Comprehensive  (loss)  income                           $ (1,347)       $ 14,048
                                                        ========        ========
Basic net (loss) income per share                       $  (1.44)       $  14.38
                                                        ========        ========
Diluted net (loss) income per share                     $  (1.44)       $  13.92
                                                        ========        ========
Basic weighted average common
  shares outstanding                                       1,425           1,368
                                                        ========        ========
Diluted weighted average common
  shares outstanding                                       1,425           1,413
                                                        ========        ========

           See notes to condensed condolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                        -------------------------
                                                          2001            2000
                                                        ---------       ---------
                                                              (In thousands)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
  Net (loss) income                                     $  (2,051)      $ 19,673
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities
      Depreciation and amortization
        Property and equipment                                243            212
        Other                                                   1              1
      Non-cash interest charge pertaining to the discount
        on convertible debentures and loss on prepayment      346            -
      Provision for doubtful accounts                           8            -
      Deferred income taxes                                   -            9,197
      Common stock and options issued for services             33          2,522
      Common stock issued for settlement of restructuring
        charges                                               -            1,180
      NetWolves common stock issued for services and for
        settlement of restructuring charges                   -            2,000
      Gain on sale of Softworks and ComputerCOP               -          (56,347)
  Changes in operating assets and liabilities
      Accounts receivable                                    (420)           (17)
      Prepaid expenses and other current assets                79            144
      Other assets                                             27            (26)
      Accounts payable and accrued expenses                     4         (1,648)
      Restructuring costs payable                          (1,181)        11,015
      Income taxes payable                                   (816)         3,600
      Deferred revenue                                        -              (10)
                                                         --------       --------
        Net cash used in operating activities              (3,727)        (8,504)
                                                         --------       --------
Cash flows from investing activities
  Proceeds from the sale of Softworks stock (net of
    $3,157 expenses)                                          -           48,301
  Cash utilized in the ComputerCOP/NetWolves
    transaction (including $1,819 of expenses)                -          (22,319)
  Investment in NetWolves Corporation                         -           (4,500)
  Investment in non-marketable securities                    (500)
  Capital expenditures                                       (350)          (405)
  Repayment of officers' loans, net                           -              899
                                                         --------       --------
        Net cash (used in) provided by investing
          activities                                         (850)        21,976
                                                         --------       --------
Cash flows from financing activities
  Repayments of convertible debentures                     (3,751)          -
                                                         --------       --------
Net (decrease) increase in cash and cash equivalents       (8,328)        13,472
Cash and cash equivalents, beginning of period             10,851          1,852
                                                         --------       --------
Cash and cash equivalents, end of period                 $  2,523       $ 15,324
                                                         ========       ========

           See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


1    Interim financial information

     The condensed consolidated balance sheet as of March 31, 2001, and the condensed consolidated statements of operations and comprehensive income and cash flows for the three months ended March 31, 2001 and 2000, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 2000 consolidated financial statements.


2    The Company

     At the Company's special meeting of stockholders held on May 4th, 2001, the Company's shareholders granted the Board of Directors authority to effect a reverse stock split in a ratio of one-for-fifteen. On that date, the Board of Directors declared a one-for-fifteen reverse stock split effective for shareholders of record as of the close of business on May 7th, 2001. (See
     Note 4)

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

     In 2000, Company began offering a new consulting service, "Telecommunications Solutions" (also marketed under the name Global Telecommunications Services or GTS). The primary function of the consulting service is to create cost savings for its customers through effectively negotiating their telecommunications and network service provider contracts as well as reviewing both past and future communication expenditures to assure compliance. The Company is combining this service with its Server Farm to create a unique, powerful detailed customer profile. This new, enhanced profile will allow customers to efficiently optimize all telecommunications contract compliance, establish traffic metrics, monitor invoice accuracy and rate compliance as well as support complex invoicing and reporting requirements, exception reporting and electronic invoicing, all via the Internet. To date, revenue from this service has been insignificant.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



     In June 1998, the Company completed an acquisition of software (and related sales and marketing rights) which is designed to provide non computer literate individuals (e.g. parents, guardians, schools, etc.) the ability to identify threats as well as objectionable material that may be viewed by users (e.g. children) of a computer on the Internet The Company formed a wholly owned subsidiary and marketed the acquired technology under the trade name, ComputerCOP. On February 14, 2000, the Company sold ComputerCOP Corp. to NetWolves Corporation ("Netwolves"). (See Note 8).

     During the period ended March 31, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS No. 133 did not have any material impact on the financial statements of the Company.


3    Restructuring

     The restructuring charge includes costs directly related to the Company's plan. EITF No. 94-3 and SEC Staff Accounting Bulletin No. 100 provide specific requirements as to appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when details of the severance arrangements are communicated to affected employees (all 53 employees were actually terminated in March 2000). Other exit costs (such as contractual obligations) that are not associated with or that do not benefit activities that will be continued are recognized at the date of commitment to an exit plan subject to certain conditions. Other costs directly related to the restructuring that are not eligible for recognition at the commitment date are expensed as incurred. The activity in the restructuring accrual for the three months ended March 31, 2001 is summarized below:

                                                Officer/director
                                 Employee          retirement        Consulting    Operating
                                terminations        packages          contracts     leases      Other      Total
                                ------------   -----------------     -----------   ---------    -----      -----
Restructuring accrual,
   as of December 31,
   2000                          $  32,000        $  558,000          $1,113,000    $217,000   $530,000  $2,450,000

Cash expenditures,
   three months ended
   March 31, 2001                  (15,000)         (522,000)           (136,000)    (28,000)   (480,000)  (1,181,000)
                                 ----------        ----------          ----------  ----------  ----------  ----------

Restructuring accrual,
   March 31, 2001                $  17,000            36,000           $ 977,000    $189,000    $ 50,000   $1,269,000
                                 ==========        ==========          ==========  ==========  ==========  ==========

     Of the total outstanding liability of $1,269,000, $754,000, is payable after one year.

4    Shareholders' equity

     At the Company's special meeting of stockholders held on May 4th, 2001, the Company's shareholders granted the Board of Directors authority to effect a reverse stock split in a ratio of one-for-fifteen. On that date, the Board of Directors declared a one-for-fifteen reverse stock split effective for

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



     shareholders of record as of the close of business on May 7th, 2001. Holders of the common stock have the right to payment in cash for partial shares. Common stock, treasury stock and additional paid-in capital as of March 31, 2001 and December 31, 2000 have been restated to reflect this split. Par value and authorized shares remain unchanged at $0.0001 and 150,000,000 shares, respectively. All references to the number of common shares and per share amounts elsewhere in the condensed consolidated financial statements and related footnotes have also been restated to reflect the effect of the split for the periods presented.

5    Legal matters

     In March, 1995, an action was originally commenced against the Company and a number of defendants (Barbara Merkens v. Aval Guarantee Ltd., Walter Mennel, J. Forror, A. Faehndreich-Braun, T&M Consulting AG, M. Schmidt, E.G. Baltruschat and Computer Concepts Corp.; United States District Court, Eastern District of New York). In early 1997, after a change in counsel, the plaintiff amended the complaint for a second time, now naming as defendants only the Company and three of its officers. The second amended complaint alleges that certain third parties, unrelated to the Company, transferred certificates representing 66,667 shares of the Company's common stock to the plaintiff. The complaint further alleges that such shares were endorsed in blank by the third parties and became bearer securities, which were negotiated to the plaintiff by physical delivery. The certificates had not been legally acquired from the Company and the Company had reported the certificates to the Securities and Exchange Commission as stolen certificates. Plaintiff has requested validation of the transfer of the certificates and is seeking damages of an unspecified amount, consisting of alleged diminution in market value of the subject shares from 1994 through the date of any judgment in the plaintiff's favor. The Company denied plaintiff's allegations and filed a motion for summary judgment. On or about November 8, 1999, the motion for summary judgment was granted in favor of the Company and its officers. However, the plaintiff filed an appeal, which was contested by the Company. Since that time the parties agreed to settle the matter. Under the terms of the tentative settlement agreement the Company would issue 16,667 shares of its common stock. The tentative settlement has been remanded to the district court, which is required to review the fairness of the settlement agreement pursuant to the Securities Act of 1933,as amended. The Company believes this settlement is likely to be accepted by the district court. Accordingly, during the fourth quarter of 2000 the Company accrued $80,000 to cover the value of the shares to be issued plus estimated legal fees.

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

\                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



6    Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications.

7    Segment information

     The Company and its subsidiaries previously operated in two separate business segments, computer software and professional services. With the sale of Softworks and ComputerCOP (Note 8) and the completion of its major professional services contract, commencing in the quarter ended March 31, 2000, the Company began operating in one business segment.

     Major customer

     For the three months ended March 31, 2001 and 2000, the Company had one major customer with revenue of $467,000 and $412,000 (90.3% and 78.3% of total revenue, respectively).

8    Dispositions

     ComputerCOP Corp.
     ----------------

     During February 2000, the Company sold ComputerCOP Corp., a wholly owned subsidiary with assets consisting primarily of $20.5 million dollars and the technology acquired pursuant to an Asset Purchase and Sale Agreement with Internet Tracking & Security Ventures, LLC ("ITSV") to NetWolves in exchange for 1,775,000 shares of NetWolves common stock. Additionally, the Company purchased 225,000 shares from certain NetWolves shareholders for $4.5 million dollars. The sale resulted in a pre-tax gain of $8,534,000, net of $2,572,000 of expenses, recorded in the first quarter of 2000

     At March 31, 2001, the Company owns 1,875,000 shares of NetWolves common stock with a quoted market value $5,625,000 ($3.00 per share). The unrealized loss as of March 31, 2001 was $31,875,000, of which, $29,737,000 was recorded as a charge to operations in 2000 and $2,138,000 has been recorded as a charge to "accumulated other comprehensive loss."


     Softworks, Inc.
     --------------

     Prior to June 30, 1998, Softworks was a wholly owned subsidiary of the Company with 14,083,000 shares of common stock outstanding. Pursuant to a series of transactions including an initial public offering of Softworks in August, 1998, and a second public offering in June, 1999, the Company's ownership in Softworks was reduced to 35%.

     Pursuant to a tender offer the Company sold its remaining 35% interest in Softworks (a total of 6,145,767 shares) to EMC Corporation and its subsidiary ("EMC") for $10.00 per share. The transaction, which was completed on January , 2000, provided aggregate cash proceeds of $61,458,000 and resulted in a pre- tax gain of $47,813,000, net of $3,316,000 of expenses, recorded in the first quarter of 2000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



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

     As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000 (Note 8), the Company recognized a taxable gain in the first quarter of 2000 and utilized all of its then estimated available net operating loss carryforwards. The tax provision for the three months ended March 31, 2000 was $12,812,000, which consisted of deferred tax expense of $9,197,000 and current tax expense of $3,615,000. The Company's tax provision for the three months ended March 31, 2001, consists of current tax expense of $33,000.


10   Earnings per share

     For the three months ended March 31, 2001, outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be antidilutive. For the three months ended March 31, 2000, the Company's dilutive instruments are "in the money" stock options with various exercise dates and prices. The Company uses the treasury stock method to calculate the effect that the conversion of the stock options would have on earnings per share ("EPS"). The following table sets forth the computation of basic and diluted EPS:

                                                Three months ended March 31,
                                                ---------------------------
                                                    2001            2000
                                                    ----            ----
                                                    (in thousands, except
                                                       per share data)
        Numerator:
          Net income (loss)                      $  (2,051)       $  19,673
                                                 =========        =========
        Denominator:
          Weighted average shares outstanding
          (Denominator for basic EPS)                1,425            1,368
          Effect of dilutive securities
          Stock options                                N/A               45
                                                 ---------        ---------

        Denominator for diluted EPS                  1,425            1,413
                                                 =========        =========

        Basic net income (loss) per share        $   (1.44)       $   14.38
        Diluted net income (loss) per share      $   (1.44)       $   13.92

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



11   Convertible Debentures

     On September 27, 2000, the Company entered into an agreement to sell an aggregate principal amount of $3,000,000 of Convertible Debentures (the "Debentures") bearing interest at a rate of 6% per annum, due September 27, 2002. The Company sold the full amount of $3,000,000 of Debentures in 2000.

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

     The Debentures originally had a minimum assured discount of 18% from the fair value of the Company's common stock, as defined. In connection with that discount, the Company recorded debt discount of $658,000 upon receipt of $3,000,000 in funds and was amortizing the discount over the period the Debentures were issued to the date they first became convertible. As a result of the prepayment, the discount, which was originally credited to additional paid-in-capital, was reversed in the first quarter 2001, resulting in a loss of $185,000. The Company recorded total interest charges of $751,000 ($353,000 in 2000 and $398,000 in 2001, including the
     $185,000 loss).


12   Investments In Non-Marketable Securities

     In February 2001, the Company made an equity investment of $500,000 in Voyant. Voyant is a privately held company, and accordingly, the investment is reflected on the Company's balance sheet as a non- marketable security, which is included in other assets - long term. The Company's Chairman is also the Chairman of Voyant.


13   Subsequent Event

     In May, 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. Platinum markets proprietary back office software solutions either as a license or as an Application Service Provider to the telecommunications sector.

     The former shareholders of Platinum received an aggregate of $50,000, and 113,334 shares, (valued at $233,000), of which 46,667 are subject to various performance provisions, which if not achieved would result in the return of a portion or all of the 46,667 shares. In addition, two key employees of Platinum have entered into three year employment agreements with the Company, with an aggregate base compensation of $300,000 per annum and options to purchase an aggregate of 20,000 shares of the Company's common stock vesting over three years, with an exercise price of $2.06, the fair market value on the date of the grant. Further, as part of their employment agreements, the two key employees can, based upon achieving certain revenue thresholds, earn up to an aggregate of a maximum of $1,000,000 in employee incentive bonuses.

     The acquisition will be accounted for as a purchase and, accordingly, assets and liabilities will be fair valued at the date of acquisition and the results of operations will be included in the consolidated financial statements of the Company, commencing that date. Management of the Company has determined that Platinum is not a significant subsidiary, as defined. As such, and no financial information is required to be presented.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



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

In 2000, Company began offering a new consulting service, "Telecommunications Solutions" (also marketed under the name Global Telecommunications Services or GTS). The primary function of the consulting service is to create cost savings for its customers through effectively negotiating their telecommunications and network service provider contracts as well as reviewing both past and future communication expenditures to assure compliance. The Company is combining this service with its Server Farm to create a unique, powerful detailed customer profile. This new, enhanced profile will allow customers to efficiently optimize all telecommunications contract compliance, establish traffic metrics, monitor invoice accuracy and rate compliance as well as support complex invoicing and reporting requirements, exception reporting and electronic invoicing, all via the Internet. This new service continues to meet resistance in the marketplace. To date, revenue from this service has been insignificant.

In the first quarter of 2000, the Company's Board of Directors approved and the Company announced a restructuring plan that it believes will streamline the Company's operations and reduce overhead. As a result, the Company recorded a non-recurring restructuring charge of $15,176,000 in the year 2000.

In February 2000 the Company sold its subsidiary, ComputerCOP Corp. to NetWolves for 1,775,000 shares of NetWolves common stock.

The most significant portion of the Company's operations had historically been conducted through one of its subsidiaries, Softworks. Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. Softworks was wholly owned by the Company through June 29, 1998, and majority owned through March 31, 1999. On January 27, 2000, the Company sold its remaining interest to EMC Corporation.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



Results of operations

During the first three months of 2001 and 2000, the Company's primary source of revenue was generated from the Server Farm. At present, the Server Farm technology has been developed to provide services solely for telecommunications analysis. Presently the Company is providing data analysis and reporting services for International Business Machines Corporation's ("IBM") telecommunications customers. IBM is currently the Company's largest customer with revenue of $467,000 and $412,000 for the three months ended March 31, 2001 and 2000, respectively. As part of an expanded agreement, the Company is scheduled to provide outsourcing services to assist IBM with certain tasks related to EBPP. The Company will supply processing services, application development, consulting and integration / implementation services to support electronic invoice presentation on behalf of IBM. As part of this expanded agreement, the Company is currently in the process of establishing a redundant facility within an IBM co-location center. The purpose of which is to ensure virtual zero down time. Additionally, the Company is presently determining costs and other barriers to possibly enter and attract new specific markets / applications.

Server Farm revenue increased $37,000, or 8%, to $517,000 from $480,000 when comparing the three months ended March 31, 2001 to March 31, 2000. Included in of revenue for the three month period ended March 31, 2000, is $46,000 related to ComputerCOP, which was sold during the first quarter of 2000. (See Note 8). For the three month period ended March 31, 2001, total revenue decreased $9,000 when compared to the same time period in 2000.

For the three months ended March 31, 2001, the cost of revenue was solely attributable to the Server Farm. It consisted primarily of the direct labor associated with processing call detail records, Internet connectivity costs and various overhead allocations of rent, utilities and telephones. For the three months ended March 31, 2000, in addition to Server Farm costs, the Company also incurred cost of revenue of $11,000 relating to ComputerCOP. While revenue related to the Server Farm for the three-month period ended March 31, 2001 increased $37,000 when compared to the three months ended March 31, 2000, costs as a percentage of revenue decreased to 11.4 % from 16.3%. The Company believes that the cost of revenue associated with the Server Farm revenue is not directly proportional. As such, as revenue increases, costs, as a percentage of revenue, should decrease. The depreciation of the Server Farm's hardware is included in "Amortization and depreciation."

Overall, when comparing the three-month periods ended March 31, 2001 and March 31, 2000, the Company reduced its research and development expenses by $2,431,000. Research and development expenses consist primarily of salaries and related costs (benefits, travel, training) for developers, sales application engineers, quality control / quality assurance and documentation personnel. It also includes, consultants as well as applicable overhead allocations. During the three months ended March 31, 2000 it also included costs associated with the development of the multi-media display station. Pursuant to the restructuring plan put in place during March 2000, the Company ceased development of the multi-media display station. As a result, there are no expenses attributable to this project in the first quarter of 2001, thereby creating a reduction of $1,793,000 when compared the three months ended March 31, 2000. With respect to the Server Farm, the Company continues to upgrade improve and enhance the underlying technology associated with this offering. Further, it anticipates releasing a new version of the d.b.Express? technology in 2001. It should be noted that when comparing the three-month periods ended March 31, 2001 and 2000, the Company reduced its development costs associated to the Server Farm by $638,000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


Sales and marketing expenses decreased $2,931,000 to $505,000 for the three-month period ended March 31, 2001, when compared to $3,436,000 for the three month period ended March 31, 2000. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. Major factors for this decrease was again a result of the restructure plan, which included $1,126,000 related to consultants' fees, and $796,000 as a result of reduced staffing levels. An approximate $103,000 reduction was the result of decreased advertising and promotional costs.
Additional reductions of approximately $210,000 were a result of the sale ComputerCOP in the first quarter 2000. Further, there was a reduction of expenses of $597,000 as a result of a contractual arrangement wherein the Company no longer is responsible for the marketing efforts relating to the multi-media display station. These reductions were offset by $81,000 of expenses attributable to the Company's new consulting service.

General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead. Expenses decreased $2,340,000 to $830,000 for the three-month period ended March 31, 2001, when compared to the three-month period ended March 31, 2000. Major factors contributing to this decrease include, among other things, staff reductions ($1,253,000), reduced legal expenses ($489,000) and the reduction in the retention of financial consultants ($306,000).

Management believes the costs saving measures it had put in place during 2000, in addition to the effects of the 2000 restructuring plan, should, for other than expenses that vary with sales volume, continue for the foreseeable future.

Amortization and depreciation expenses increased $29,000 when comparing the three-month period ended March 31, 2001 and March 31, 2000. The increase is primarily attributable to the purchase of property and equipment acquired during the first quarter of 2001.

Gain on sale of Softworks of $47,813,000 during the quarter ended March 31, 2000 represents the gain associated with a tender offering for the purchase of Softworks common stock made by EMC Corporation, which was completed on January 27, 2000. See Note 8.

Gain on sale of ComputerCOP assets held for sale of $8,534,000 during the quarter ended March 31, 2000 represents the gain associated with an agreement dated February 10, 2000 for the sale of the ComputerCOP subsidiary to NetWolves Corporation. See Note 8.

The Company's tax provision for the three months ended March 31, 2001 was $33,000. As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000, the Company recognized a taxable gain in the first quarter of 2000 and utilized all of its then estimated available net operating loss carryforwards. The tax provision for the three months ended March 31, 2000 was $12,812,000, which consisted of deferred tax expense of $9,197,000 and current tax expense of $3,615,000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



Financial Condition and Liquidity

For the three-month period ended March 31, 2001, the Company continued to incur operating losses. The Company used substantial amounts of cash in operating activities during the three months ended March 31, 2001. However, as a result of the cost saving measures implemented as part of the restructure plan put in effect in March, 2000, the Company has seen substantial reductions in its operating costs and use of funds when compared to prior periods. The Company continues to finance its operations from cash generated from the sale of Softworks.

In late December 2000, the Company received $10,000,000, which was being held in escrow by EMC Corp as a condition to the sale in January, 2000 of the Company's shares of Softworks.

As discussed in Note 11, the Company, during the period September through December 2000, sold $3,000,000 of 6% Convertible Debentures, which was settled with a payment of $3,751,000 in January, 2001.

As discussed previously, in the first quarter of 2000, the Company's Board of Directors approved and the Company implemented a restructuring plan that streamlined the Company's operations and overhead structure. (See Note 3)

As detailed in the Condensed Consolidated Statement of Cash Flows, during the three month period ended March 31, 2001, the Company utilized $3,727,000 in operating activities, which includes, among other items, a net loss of $2,051,000, $1,181,000 paid toward the restructuring and income taxes paid of $816,000,

During the three months ended March 31, 2001, the Company, as a condition to a recently expanded service agreement with its major customer, commenced the establishment of a co-location facility by purchasing $350,000 of additional data processing and Internet connectivity equipment. In February 2001, the Company made an equity investment of $500,000 in Voyant Corp. ("Voyant"). (See
Note 12)

The Company's cash balance as of May 4, 2001, is approximately $1,944,000.

Management's current short-term plan is primarily focused on achieving operating profit by successfully marketing innovative software products and services that capitalize on the Company's patented technologies. To achieve its goals, the Company restructured its operations in March, 2000, which reduced its operating expenses, while continuing to market the Server Farm. Additionally, the Company is continuing to market its new consulting service. The Company is continually reviewing its long-term business strategy.

As discussed in Note 13 to these Condensed Consolidated Financial Statements, the Company recently completed the acquisition of Platinum Communications, Inc., a provider of business-to-business infrastructure software for customer management, billing and operations for telecommunications, Internet and next generation communications service providers. Platinum's products provide an integrated solution based on a singular database strategy serving all order entry, workflow management, provisioning, rating and billing requirements for communications service providers. The acquisition should provide the Company with complementary technology for dbExpress-TM, the existing high volume data visualization, analysis and EBP&P toolset currently being marketed to the telecommunications industry. The Company believes this acquisition will allow it to capitalize on the growing trend for outsource services within the communications sector. Further, the acquisition broadens the product offering and completes the foundation of our current market strategy, that is to focus on the telecommunications market and expand our product / service offerings, specifically aimed at becoming a leading full service provider for all back office system functionality. Lastly, the Company intends to market its existing visual data analysis and EBP&P product offerings to Platinum's established clients, as well as through their distribution channels.

Management believes that its plan will ultimately enable the Company to achieve positive cash flows from operations. Until such time, the Company believes that its present cash on hand and the liquidation of a portion of its investment in Netwolves should provide adequate funding through at least December 31,2001.

The Company is deemed to be an Affiliate of NetWolves. As such, there are certain restrictions pursuant to regulations of the Securities and Exchange Commission that limit the amount of shares that the Company may sell in the open market in a 90-day period. Should the Company be required to liquidate shares in excess of the permitted quantities, the Company may need to sell a portion of its investment in private transactions. Private transactions would likely result in sales at a discount to the quoted market price. At March 31, 2001, the quoted market value of the 1,875,000 shares of NetWolves common stock was $5,625,000 ($3.000 per share). On May 14, 2001, the quoted market value of the NetWolves common stock was $5,418,750 ($2.89 per share).

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000





NetWolves is an innovator of firewall, security and all-in-one internet access device systems, which is a trend in the internet industry due to the enhanced functuality offered to end users. Their primary product is marketed under the trade name, FoxBox. In addition to the FoxBox appliances, NetWolves has patent pending "Mother System" technology that offers worldwide twenty-four hours a day, seven days a week, real-time monitoring and management of a complete network from one or many locations.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000




Item 1. Legal Proceedings
        See Note 5 to the Financial Statements.

Item 2. Changes in Securities
        Not applicable.

Item 3. Defaults Upon Senior Securities
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     A Special Shareholders Meeting was held on May 4, 2001 to approve a proposal to grant the Board of Directors authority to amend the Certificate of Incorporation to authorize a one-for-fifteen reverse stock split of the common stock.

     The results of the vote are:

        For - 18,349,923;      Against - 2,165,245;        Abstain - 89,636


Item 5. Other Information
        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        Exhibits
        --------

        10.1 Agreement and Plan of Merger dated as of May 10, 2001 by and among Platinum Acquisition Corp., Direct Insite Corp, Platinum Communications, Inc., Kevin Ford and Ken Tanoury.

        10.2 Employment Agreement dated as of May 10, 2001 between Platinum Acquisition Corp. and Kevin Ford.

        10.3 Employment Agreement dated as of May 10, 2001 between Platinum Acquisition Corp. and Ken Tanoury.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIRECT INSITE CORP.



/s/ James Cannavino
--------------------------
James Cannavino                    Chairman and Director        May 14, 2001



/s/ George Aronson
--------------------------
George Aronson                     Chief Financial Officer      May 14, 2001