Form 10-Q
period 2001-06-30
DIRECT INSITE CORP
filed 2001-08-17
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001
                                       OR


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


                      Yes     X               No
                              -                    -

The number of shares of $.0001 par value stock outstanding as of August 15, 2001 was: 1,851,469.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION                                              Page

  Condensed Consolidated Balance Sheets as of June 30, 2001 and
   December 31, 2000                                                          3

  Condensed Consolidated Statements of Operations and Comprehensive Income
   For the Three and Six Months Ended June 30, 2001 and 2000                  4

  Condensed Consolidated Statements of Cash Flows
   For the Six Months ended June 30, 2001 and 2000                            5

  Notes to Condensed Consolidated Financial Statements                    6 - 14

  Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                 15 - 20

  Quantitative and Qualitative Disclosure About Market Risk
   -- Not Applicable

PART II  OTHER INFORMATION

  Item 1. Legal Proceedings                                                   21

  Item 2. Changes in Securities                                               21

  Item 3. Defaults Upon Senior Securities                                     21

  Item 4. Submission of Matters to a Vote of Security Holders                 21

  Item 5. Other Information                                                   21

  Item 6. Exhibits and Reports on Form 8-K                                    21

  Signatures                                                                  22

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                        (In thousands, except share data)

                                                                           June 30,  December 31,
                                                                             2001        2000
                                                                           --------- -----------
                                                                          (Unaudited)(Audited)
ASSETS
Current assets
   Cash and cash equivalents                                                $   965   $10,851
   Accounts receivable, net of allowance for sales returns
     and doubtful accounts of $26 and $70 in 2001 and 2000,
     respectively                                                               515       260
   Prepaid expenses and other current assets                                    343       451
   Investment in NetWolves Corporation                                        5,984     4,922
                                                                             -------   -------
      Total current assets                                                    7,807    16,484

Intangible assets, net of accumulated
   amortization of $10 in 2001                                                  593         -
Property and equipment, net                                                   1,387     1,140
Other assets                                                                  1,053       629
                                                                             -------   -------

                                                                             $10,840   $18,253
                                                                             =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                     $ 2,131   $ 1,715
   Restructuring costs payable, current portion                                  367     1,526
   Convertible debentures, net of discount of $305 in 2000                         -     2,695
   Income taxes payable                                                           53       855
                                                                             -------   -------
      Total current liabilities                                                2,551     6,791

Long term debt, net of current portion                                           104         -
Restructuring costs payable, long-term                                           604       924
                                                                             -------   -------
      Total liabilities                                                        3,259     7,715
                                                                             -------   -------
Commitments and contingencies

Shareholders' equity
   Common  stock, $.0001 par value; 150,000,000 shares authorized;
      1,875,840 and 1,449,833 shares issued in 2001 and 2000,
      respectively; and 1,851,469 and 1,425,462 shares outstanding
      in 2001 and 2000, respectively                                               -         -
   Additional paid-in capital                                                103,645   103,569
   Unearned compensation                                                         (48)     (115)
   Accumulated deficit                                                       (93,921)  (89,502)
   Accumulated other comprehensive loss                                       (1,767)   (3,086)
                                                                             -------   -------
                                                                               7,909    10,866
   Common stock in treasury, at cost  - 24,371 shares                           (328)     (328)
                                                                             -------   -------
      Total shareholders' equity                                               7,581    10,538
                                                                             -------   -------
                                                                             $10,840   $18,253
                                                                             =======   =======

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                      OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 and 2000
                      (in thousands, except per share data)

                                              Three Months Ended      Six Months Ended
                                              ------------------      ----------------
                                                    June 30,              June 30,
                                                    --------              --------
                                              2001        2000         2001       2000
                                            -------     -------       -------    -------
Revenue                                     $   677     $   500       $ 1,194    $ 1,026

Cost of revenue                                 156          80           245        193
                                            -------     -------       -------    -------
Gross margin                                    521         420           949        833
                                            -------     -------       -------    -------
Operating expenses
  Research and development                      781         479         1,337      3,499
  Sales and marketing                           617         351         1,122      3,643
  General and administrative                  1,149         597         1,979      3,870
  Amortization and depreciation                 241         225           479        434
  Non-recurring restructuring charge              -         192             -     15,005
                                            -------     -------       -------    -------
                                              2,788       1,844         4,917     26,451
                                            -------     -------       -------    -------
Operating loss                               (2,267)     (1,424)       (3,968)   (25,618)

Other income (expenses)
   Gain on sale of Softworks                      -           -             -     47,813
   Gain on sale of ComputerCOP
      assets held for sale                        -           -             -      8,534
   Loss on sales of NetWolves
      common stock                              (98)          -           (98)         -
   Interest income (expense), net                10         212          (307)       544
                                            -------     -------       -------    -------
(Loss) income before (provision for)
      benefit from income taxes              (2,355)     (1,212)       (4,373)    31,273
(Provision for) benefit from income
      taxes                                     (13)        385           (46)   (12,427)
                                            -------     -------       -------    -------
Net (loss) income                           $(2,368)    $  (827)      $(4,419)   $18,846
                                            =======     =======       =======    =======
Other comprehensive income (loss)
   Unrealized gain (loss) on marketable
       securities                               616     (13,250)        1,319    (18,650)
                                            -------    --------       -------    -------
Comprehensive (loss) income                 $(1,752)   $(14,077)      $(3,100)   $   196
                                            =======    ========       =======    =======

Basic net (loss) income per share           $ (1.44)   $  (0.57)      $ (2.87)   $ 13.32
                                            =======    ========       =======    =======
Diluted net (loss) income per share         $ (1.44)   $  (0.57)      $ (2.87)   $ 13.05
                                            =======    ========       =======    =======
Basic weighted average common
  shares outstanding                          1,650       1,463         1,538      1,415
                                            =======    ========       =======    =======
Diluted weighted average common
  shares outstanding                          1,650       1,463         1,538      1,444
                                            =======    ========       =======    =======

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 For the six months ended
                                                                         June 30,
                                                                ---------------------------
                                                                     2001        2000
                                                                     ----        ----
                                                                       (In thousands)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
  Net (loss) income                                                $(4,419)     $18,846
  Adjustments to reconcile net (loss) income to net cash used in operating activities
    Depreciation and amortization
      Property and equipment                                           477          441
      Excess of cost over fair value of net assets acquired             10            -
      Other                                                              1            1
    Non-cash interest charge pertaining to the discount on
      convertible debentures and loss on prepayment                    346            -
    Provision for doubtful accounts                                     36            -
    Loss on sales of NetWolves common stock                             98
    Deferred income taxes                                                -        9,197
    Common stock and options issued for services                       481        2,539
    Common stock issued for settlement of restructuring charges          -        1,180
    NetWolves common stock issued for services and for
     settlement of restructuring charges                                 -        2,000
    Gain on sale of Softworks and ComputerCOP                            -      (56,347)
  Changes in operating assets and liabilities
    Accounts receivable                                               (203)         247
    Prepaid expenses and other current assets                          327          229
    Assets held for sale  ComputerCOP                                    -          (18)
    Cash held in escrow                                                  -          (72)
    Other assets                                                        76          (49)
    Accounts payable and accrued expenses                                2       (4,304)
    Restructuring costs payable                                     (1,296)       3,878
    Income taxes payable                                              (802)       3,215
    Deferred revenue                                                     -          (21)
                                                                   -------      -------
          Net cash used in operating activities                     (4,866)     (19,038)
                                                                   -------      -------
Cash flows from investing activities
  Increase in cash resulting from the acquisition of Platinum
    Communications                                                      15            -
  Proceeds from the sale of Softworks stock (net of $3,157 of
    expenses)                                                            -       48,301
  Cash utilized in the ComputerCOP/NetWolves transaction
    (including $1,819 of expenses)                                       -      (22,319)
  Investment in NetWolves Corporation                                    -       (4,500)
  Consideration paid in Platinum Communications
    acquisition                                                       (142)           -
  Investment in non-marketable securities                             (500)           -
  Capital expenditures                                                (620)        (548)
  Repayment of officers' loans, net                                      -          899
                                                                   -------      -------
          Net cash (used in) provided by investing activities       (1,247)      21,833
                                                                   -------      -------
Cash flows from financing activities
   Repayments of  long-term debt                                       (22)           -
   Payment of dividend                                                   -       (2,194)
   Repayments of convertible debentures                             (3,751)           -
                                                                   -------      -------
          Net cash (used in) provided by financing activities       (3,773)      (2,194)
                                                                   -------      -------
Net (decrease) increase in cash and cash equivalents                (9,886)         601

Cash and cash equivalents, beginning of period                      10,851        1,852
                                                                   -------      -------
Cash and cash equivalents, end of period                           $   965      $ 2,453
                                                                   =======      =======

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


1    Interim financial information

     The condensed consolidated balance sheet as of June 30, 2001, and the condensed consolidated statements of operations and comprehensive income and cash flows for the three and six months ended June 30, 2001 and 2000, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements for the above periods. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

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

     In May 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. Platinum markets proprietary back office software solutions either as a license or as an Application Service Provider to the telecommunications sector. (See Note 13.)

     In 2000, the Company began offering a new consulting service, "Telecommunications Solutions" (also marketed under the name Global Telecommunications Services or GTS). The primary function of the consulting service is to create cost savings for its customers through effectively negotiating their telecommunications and network service provider contracts as well as reviewing both past and future communication expenditures to assure compliance. The Company is combining this service with its Server Farm to create a unique, powerful detailed customer profile. This new, enhanced profile will allow customers to efficiently optimize all telecommunications contract compliance, establish traffic metrics, monitor invoice accuracy and rate compliance as well as support complex invoicing and reporting requirements, exception reporting and electronic invoicing, all via the Internet. To date, revenue from this service has been insignificant.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


     The most significant portion of the Company's operations had historically been conducted through one of its subsidiaries, Softworks, Inc. ("Softworks"). Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. Softworks was wholly owned by the Company through June 29, 1998, and majority owned through March 31, 1999. On January 27, 2000, the Company sold its remaining interest to EMC Corporation for approximately $61 million in cash, before expenses (See Note 8).

     In June 1998, the Company completed an acquisition of software (and related sales and marketing rights) which is designed to provide non computer literate individuals (e.g. parents, guardians, schools, etc.) the ability to identify threats as well as objectionable material that may be viewed by users (e.g. children) of a computer on the Internet. The Company formed a wholly owned subsidiary and marketed the acquired technology under the trade name, ComputerCOP. On February 14, 2000, the Company sold ComputerCOP Corp. to NetWolves Corporation ("NetWolves")(See Note 8).

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides guidance is completed. The statement requires the use of the purchase method accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-inteests method. SFAS No. 142 provides guidance on how to account for goodwill and intangible asssets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized, but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning in 2002.

3    Restructuring

     The restructuring charge includes costs directly related to the Company's plan. EITF No. 94-3 and SEC Staff Accounting Bulletin No. 100 provide specific requirements as to appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when details of the severance arrangements are communicated to affected employees (all 53 employees were actually terminated in March 2000). Other exit costs (such as contractual obligations) that are not associated with or that do not benefit activities

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     that will be continued are recognized at the date of commitment to an exit plan subject to certain conditions. Other costs directly related to the restructuring that are not eligible for recognition at the commitment date are expensed as incurred. The activity in the restructuring accrual for the six months ended June 30, 2001 is summarized below:


                                       Officer/director
                                       ----------------
                            Employee      retirement     Consulting     Operating
                            --------      ----------     ----------     ---------
                          terminations     packages       contracts       leases    Other      Total
                          ------------     --------       ---------       ------    -----      -----
Restructuring accrual,
 as of December 31,
 2000                        $32,000       $558,000       $1,113,000     $217,000   $530,000  $2,450,000
Company stock
 issuances                      -              -            (133,000)        -       (50,000)   (183,000)

Cash expenditures,
 six months ended
 June 30, 2001               (23,000)      (533,000)        (191,000)     (69,000)  (480,000) (1,296,000)
                             -------       --------        ---------     --------   --------  ----------
Restructuring accrual,
 June 30, 2001               $ 9,000       $ 25,000        $ 789,000     $148,000   $      -  $  971,000
                             =======       ========        =========     ========   ========  ==========

       Of the total outstanding liability of $971,000, $604,000, is payable after one year.

4    Shareholders' equity

     At the Company's special meeting of stockholders held on May 4th, 2001, the Company's shareholders granted the Board of Directors authority to effect a reverse stock split in a ratio of one-for-fifteen. On that date, the Board of Directors declared a one-for-fifteen reverse stock split effective for shareholders of record as of the close of business on May 7th, 2001. Holders of the common stock have the right to payment in cash for partial shares. Common stock, treasury stock and additional paid-in capital as of December 31, 2000 has been restated to reflect this split. Par value and authorized shares remain unchanged at $0.0001 and 150,000,000 shares, respectively. All references to the number of common shares and per share amounts elsewhere in the condensed consolidated financial statements and related footnotes have also been restated to reflect the effect of the split for the periods presented.

     During the quarter ended June 30, 2001, the Company issued 426,007 shares of its common stock and also recorded transactions with respect to stock options in the second quarter, as detailed below:

     -- Issued 156,285 shares of its common stock as settlement of certain consultant liabilities, valued at $260,000.

     -- Issued 29,340 shares of its common stock as settlement of certain director liabilities, valued at $49,000.

     -- Issued 109,715 shares of its common stock as settlement of certain restructuring liabilities, valued at $183,000.

     -- Issued 64,000 shares of its common stock as employee bonuses, valued at $105,000.

     -- Issued 66,667 shares of its common stock to the former shareholders of Platinum as part of the Merger Agreement, valued at $137,000.(See Note
          13).

     -- Granted 257,000 options to employees for services previously rendered. All options are exercisable at $1.63 per share and expire periodically from May 31, 2005 to December 31, 2005. The options have an intrinsic value of zero and vest periodically from six to eighteen months.

     -- Granted 20,000 options to employees (the former shareholders of Platinum) to purchase shares of the Company's common stock vesting over three years, with an exercise price of $2.06, the fair market value on the date of the grant. See Note 13.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

     In August of 1999, the Company and its directors were served with a complaint filed in the Chancery Court of Delaware, New Castle County Claude Nadef v. Daniel DelGiorno, et al and Computer Concepts Corp. as Nominal Defendant; C.A. No. 17376-NC). This is a derivative action, which is action brought by the plaintiff on behalf of the Company, in which the Company, for technical reasons, was named as a nominal defendant along with the real defendants in interest, Daniel DelGiorno, Sr., Daniel DelGiorno, Jr., Russell Pellicano, Augustin Medina, all former members of the Company's Board of Directors. The plaintiffs alleged that the individual defendants breached their respective fiduciary duties to the Company by awarding excess compensation and was requesting a judgment in favor of the Company for such excess compensation. An answer to the complaint was interposed, denying the material allegations of the Complaint. On June 29, 2001 this matter was resolved through the issuance of a Stipulation of Dismissal, without prejudice.


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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


     Major customer

     For the three months ended June 30, 2001 and 2000, the Company had one major customer with revenue of $551,000 and $393,000 - 81.4% and 78.6% of total revenue, respectively. For the six months ended June 30, and 2001, the Company had one major customer with revenue of $1,018,000 and $805,000
     - 85.3 % and 78.5% of total revenue, respectively.


8    Dispositions

     ComputerCOP Corp.
     ----------------

     During February 2000, the Company sold ComputerCOP Corp., a wholly owned subsidiary with assets consisting primarily of $20.5 million dollars and the technology acquired pursuant to an Asset Purchase and Sale Agreement with Internet Tracking & Security Ventures, LLC ("ITSV") to NetWolves in exchange for 1,775,000 shares of NetWolves common stock. Additionally, the Company purchased 225,000 shares from certain NetWolves shareholders for $4.5 million dollars. The sale resulted in a pre-tax gain of $8,534,000, net of $2,572,000 of expenses, recorded in the first quarter of 2000. As part of the restructure plan of March 2000, the Company exchanged 75,000 of these shares. Also during the three months ended March 31, 2000, 25,000 were exchanged to settle legal fees to the Company's then general counsel, and 25,000 shares were issued as a bonus to an executive officer, resulting in a balance of 1,875,000 shares of NetWolves common stock. All shares exchanged were valued at $20.

     Softworks, Inc.
     ---------------

     Prior to June 30, 1998, Softworks was a wholly owned subsidiary of the Company with 14,083,000 shares of common stock outstanding. Pursuant to a series of transactions including an initial public offering of Softworks in August 1998, and a second public offering in June 1999, the Company's ownership in Softworks was reduced to 35%.

     Pursuant to a tender offer the Company sold its remaining 35% interest in Softworks (a total of 6,145,767 shares) to EMC Corporation and its subsidiary ("EMC") for $10.00 per share. The transaction, which was completed on January 2000, provided aggregate cash proceeds of $61,458,000 and resulted in a pre-tax gain of $47,813,000, net of $3,316,000 of expenses, recorded in the first quarter of 2000.


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

     As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000 (Note 8), the Company recognized a taxable gain in the first quarter of 2000 and utilized all of its then estimated available net operating loss carryforwards. The tax provision for the three months ended March 31, 2000 was $12,812,000, which consisted of deferred tax expense of $9,197,000 and current tax expense of $3,615,000. The Company's tax provision for the three months ended June 30, 2001, consists of current tax expense of $13,000. The Company's tax provision for the six months ended June 30, 2001 consists of current tax expense of $46,000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

10   Earnings per share

     For the six months ended June 30, 2001, outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be antidilutive. For the six months ended June 30, 2000, the Company's dilutive instruments are "in the money" stock options with various exercise dates and prices. The Company uses the treasury stock method to calculate the effect that the conversion of the stock options would have on earnings per share ("EPS"). The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

                                                        Six months ended June 30,
                                                        -------------------------
                                                           2001            2000
                                                           ----            ----
                                                          (in thousands, except
                                                              per share data)
        Numerator:
          Net income (loss)                              $(4,419)        $18,846
                                                         =======         =======
        Denominator:
          Weighted average shares outstanding
          (Denominator for basic EPS)                      1,538           1,415
          Effect of dilutive securities
            Stock options                                    N/A              29
                                                         -------         -------
        Denominator for diluted EPS                        1,538           1,444
                                                         =======         =======
        Basic net income (loss) per share                $ (2.87)        $ 13.32
        Diluted net income (loss) per share              $ (2.87)        $ 13.05

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


12   Investments In Securities

     Non-Marketable
     --------------

     In February 2001, the Company acquired 2,000,000 shares of Voyant Corporation ("Voyant") through an equity investment of $500,000. Voyant is a privately held company, and accordingly, the investment is reflected on the Company's balance sheet as a non-marketable security, which is included in "other assets". The Company's Chairman is also the Chairman of Voyant.

     Marketable
     ----------

     As discussed in Note 8, the Company, as of December 31, 2000, held 1,875,000 shares of NetWolves common stock. During the three month period ended June 30, 2001 and up through July 25, 2001, the Company sold 209,900 shares in the open market at prices ranging from $3.01 to $5.30 aggregating in net proceeds of approximately $703,000. At June 30, 2001, the Company owned 1,824,400 shares of NetWolves common stock with a quoted market value $5,984,000 ($3.28 per share). The unrealized loss as of June 30, 2001 was $1,741,000, and has been included in "Accumulated other comprehensive loss."

     NetWolves is an innovator of firewall, security and all-in-one Internet access devise systems, which is a trend in the Internet industry due to the enhanced functionality offered to end users. Their primary product is marketed under the trade name, FoxBox. In addition to the FoxBox appliances, NetWolves has patent pending "Mother System" technology that offers worldwide twenty-four hours per day, seven days per week, real-time monitoring and management of a complete network from one or many locations.


13   Investment In Platinum Communications, Inc.

     On May 10, 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. Platinum markets proprietary back office software solutions either as a license or as an Application Service Provider to the telecommunications sector.

     The purchase price of Platinum approximated $281,000, which consisted of $50,000, and 66,667 shares of common stock (valued at $137,000, based on the quoted market price at the time of the acquisiton, and $93,000 of acquisition costs). The Company has placed an additional 46,667 shares of its common stock in escrow (not reflected as outstanding common stock,) that are to be released to the former shareholders of Platinum, subject to certain performance provisions, (as defined) in various increments, through April 2004. In addition, two key employees of Platinum have entered into three-year employment agreements with the Company, with an aggregate base compensation of $300,000 per annum and options to purchase an aggregate of 20,000 shares of the Company's common stock vesting over three years, with an exercise price of $2.06, the fair market value on the date of the grant. Further, as part of their employment agreements, the two key employees can, based upon achieving certain revenue thresholds, earn up to an aggregate of a maximum of $1,000,000 in employee incentive bonuses. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were fair valued at the date of acquisition and the results of operations are included in the consolidated financial statements of the Company, commencing May 1, 2001. Intangible assets (as adjusted,if necessary, over a twelve month period from the date of acquisition) are being amortized by the straight line method over a ten-year period. An allocation of the fair value of the assets acquired and liabilities assumed is as follows:

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000



        Purchase price
            Direct Insite common stock issued               $137,334
            Cash consideration                                50,000
            Acquisition costs                                 93,266
                                                            --------
                                                             280,600
                                                            ========
        Allocation of purchase price
            Fair value of tangible assets and liabilities
                 Current assets                              103,633
                 Non-current assets                          103,520
                 Current liabilities                        (403,597)
                 Non-current liabilities                    (125,520)
                                                            --------
                                                            (321,964)
            Intangible assets acquired                       602,564
                                                            --------
                                                            $280,600
                                                            ========


                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


The following pro forma financial information has been prepared as if the acquisition of Platinum were consummated as of the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of the results that may occur in the future. (In thousands except per share data):

                         Six months ended June 30, 2001

                                                  Actual         Pro Forma
                                                  ------         ---------

Revenue                                         $  1,194          $  1,421
Expense                                            5,613             5,956
                                                --------          --------
Net loss                                        $ (4,419)         $ (4,535)
                                                ========          ========

Basic and diluted loss per share                $  (2.87)         $  (2.98)
                                                ========          ========


                         Six months ended June 30, 2000


                                                 Actual          Pro Forma
                                                 ------          ---------
Revenue                                         $  1,026          $  1,727
Expense                                           39,071            39,696
                                                --------          --------
                                                 (38,045)          (37,969)

Other income                                      56,891            56,891
                                                --------          --------

Net income                                      $ 18,846          $ 18,922
                                                ========          ========
Basis net income per share                      $  13.32          $  13.37
                                                ========          ========
Diluted net income per share                    $  13.05          $  13.10
                                                ========          ========


14      Management's Plans

For the six-month period ended June 30, 2001, the Company continued to incur net losses ($4,419,000) and use substantial amounts of cash in operating activities ($4,866,000). The Company continued to finance its operations with cash generated from the sale of Softworks. As of June 30, 2001, the Company had a cash balance of $965,000 and the market value of its investment in NetWolves was $5,984,000. The Company has begun to liquidate its investment in NetWolves and its ability to generate additional cash from its NetWolves investment is subject to market volume and price fluctuations as well as certain restrictions pursuant to regulations of the Securities and Exchange Commission. However, the Company's management has and will continue to take numerous steps to create positive cash flow for the Company. These steps include the March 2000 restructure plan, the acquisition of Platinum and the broadening of the Company's product offerings that Management believes will complete the Company's current market strategy. In addition, Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand, the liquidation of its investment in NetWolves, as well as obtaining additional debt and equity financing should provide adequate funding through at least June 30, 2002. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company would be forced to significantly reduce its operating expenses, which could have an adverse effect on future revenue.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

In May 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. As such, two months of Platinum's financial data are included in the condensed consolidated results of operations. Platinum markets proprietary back office software solutions either as a license or as an Application Service Provider to the telecommunications sector.

In 2000, the Company began offering a new consulting service, "Telecommunications Solutions" (also marketed under the name Global Telecommunications Services or GTS). The primary function of the consulting service is to create cost savings for its customers through effectively negotiating their telecommunications and network service provider contracts as well as reviewing both past and future communication expenditures to assure compliance. The Company is combining this service with its Server Farm to create a unique, powerful detailed customer profile. This new, enhanced profile will allow customers to efficiently optimize all telecommunications contract compliance, establish traffic metrics, monitor invoice accuracy and rate compliance as well as support complex invoicing and reporting requirements, exception reporting and electronic invoicing, all via the Internet. This new service continues to meet resistance in the marketplace. To date, revenue from this service has been insignificant.

In the first quarter of 2000, the Company's Board of Directors approved and the Company announced a restructuring plan that it believes would streamline the Company's operations and reduce overhead. As a result, the Company recorded a non-recurring restructuring charge of $15,176,000 in the year 2000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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


Results of operations

During the first six months of 2001 and 2000, the Company's primary source of revenue was generated from the Server Farm. Presently the Company is providing data analysis and reporting services for International Business Machines Corporation's ("IBM") telecommunications customers. IBM is currently the Company's largest customer accounting for 81.4% of total revenue or $551,000 and $393,000, or 78.6% of total revenue for the three months ended June 30, 2001 and 2000, respectively and $1,018,000, or 85.3% and $805,000 or 78.5% for the six
months ended June 30, 2001 and 2000, respectively. Overall, Server Farm revenue increased $98,000, or 20.0%, to $587,000 from $489,000 when comparing the three months ended June 30, 2001 to June 30, 2000. For the six month period ended June 30, 2001, when compared to the same period in 2000, Server Farm revenue increased $134,000, or 13.8%, to $1,104,000.

As part of an expanded agreement, the Company is scheduled to provide outsourcing services to assist IBM with certain tasks related to EBPP. The Company will supply processing services, application development, consulting and integration / implementation services to support electronic invoice presentation on behalf of IBM. As part of this expanded agreement, the Company has built a fully redundant facility within an IBM co-location center. The purpose of which is to ensure virtual zero down time. Additionally, the Company is presently determining costs and other barriers to possibly enter and attract new specific markets / applications.

Included in total revenue for the three and six month periods ended June 30, 2001, is $90,000 related to Platinum, which was acquired effective May 1, 2001 (See Note 13). Included in revenue for the six-month period ended June 30, 2000, is $35,000 related to ComputerCOP, which was sold during the first quarter of 2000. (See Note 8).

For the six months ended June 30, 2001, the cost of revenue was substantially attributable to the Server Farm. It consisted primarily of the direct labor associated with processing call detail records, Internet connectivity costs and various overhead allocations of rent, utilities and telephones at the corporate offices as well as the entire costs of opening and operating the co-location facility. While revenue related to the Server Farm for the six-month period increased year over year, costs as a percentage of Server Farm revenue increased to 20.5 % from 17.0%. Similarly, while revenue related to the Server Farm increased for the three months ended June 30, 2001 when compared to the three months ended June 30, 2000, costs as a percentage of Server Farm revenue increased to 23.3% from 15.1%. These percentage increases are primarily a result of co-location facility costs incurred and no additional revenue. The Company believes added revenue generated from the expanded agreement will commence later this year. The Company believes that the cost of revenue associated with the Server Farm revenue is not directly proportional. As such, as revenue increases, costs, as a percentage of revenue, should decrease. For the six months ended June 30, 2000, in addition to Server Farm costs, the Company also incurred cost of revenue of $11,000 relating to ComputerCOP. The depreciation of the Server Farm's hardware is included in "Amortization and depreciation."

Research and development expenses consist primarily of salaries and related costs (benefits, travel, training) for developers, sales application engineers, quality control / quality assurance and documentation personnel. It also

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

includes consultants as well as applicable overhead allocations. Overall, when comparing the six-month periods ended June 30, 2001 and June 30, 2000, the Company reduced its research and development expenses by $2,162,000. However, included in the six months ended June 30, 2000 were costs associated with the development of the multi-media display station. Pursuant to the restructuring plan put in place during March 2000, the Company ceased development of the multi-media display station. As a result, there are no expenses attributable to this project in the first six months of 2001, thereby creating a reduction of $1,793,000 when compared the six months ended June 30, 2000. With respect to the Server Farm, the Company continues to upgrade improve and enhance the underlying technology associated with this technology. Further, it anticipates releasing a new version of the d.b.Express? technology in 2001. It should be noted that when comparing the six-month periods ended June 30, 2001 and 2000, the Company reduced its development costs associated to the Server Farm by $454,000. When comparing the three-month periods ended June 30, 2001 and 2000, total research and development costs increased $302,000 from $479,000 to $781,000. The acquisition of Platinum accounted for $85,000 of the increase, and expenditures totaling approximately $217,000 relating to the development of the expanded services offering involving EBPP and other internet applications accounted for the balance.

Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. Sales and marketing expenses decreased $2,521,000 to $1,122,000 for the six-month period ended June 30, 2001, when compared to $3,643,000 for the six month period ended June 30, 2000. The major factor for this decrease was the restructure plan, which included, among other items, the elimination of $1,073,000 related to consultants' fees, and $659,000 in reduced staffing levels. Further, as part of the restructure plan, there was a reduction of expenses of $597,000 as a result of a contractual arrangement wherein the Company no longer is responsible for the marketing efforts relating to the multi-media display station. The Company has also reduced by nearly $123,000 its advertising and promotional costs. An additional component of the reduction is the sale of ComputerCOP in the first quarter 2000, which created a savings of $210,000. These reductions were offset by an increase of $225,000 of expenses attributable to the sales and marketing efforts of the Company's GTS offering as well as $75,000 to the Company's newly acquired subsidiary, Platinum. However, when comparing the three-month periods ended June 30, 2001 and 2000, costs increased $266,000 from $351,000 to $617,000. Expenses attributable to GTS and Platinum of $79,000 and $75,000, respectively, contributed to part of this increase, with the balance of approximately $112,000 attributable to increased efforts to market the Company's d.b.Express technology.

General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead. Expenses decreased $1,891,000 to $1,979,000 for the six-month period ended June 30, 2001, when compared to the six-month period ended June 30, 2000. Major factors contributing to this decrease include, among other things, staff reductions of $890,000, reduced legal expenses of $418,000 and the reduction in the retention of financial consultants of $244,000. However, when comparing the three-month period ended June 30, 2001 with the same period ended June 30, 2000, costs increased $552,000 from $597,000 to $1,149,000. Major factors contributing to this increase include, among other things, $85,000 as a result of hiring a new chief executive officer, increased legal expenses of $99,000 due primarily to fees attributable to the successful resolution of the derivative action complaint; professional fees of $62,000, increased costs associated with the board of directors and shareholders meetings of $86,000, additional costs pertaining to GTS of $40,000, and the inclusion of costs attributable to Platinum of $33,000.

Overall, expenses during the three-month period ended June 30, 2001 increased compared to 2000. However, management believes these increases are necessary in order to achieve the successful implementation of its plan. Wherever possible, cost saving measures are in place and management continually scrutinizes all disbursements. Further, management believes that other than expenses, which may vary with sales volume, expenses should remain at these levels for the foreseeable future.

Amortization and depreciation expenses increased $16,000 and $45,000 when comparing the three and six-month periods ended June 30, 2001 and June 30, 2000, respectively. The increase is primarily attributable to the purchase of property and equipment during the respective periods.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Gain on sale of Softworks of $47,813,000 during the six months ended March 31, 2000 represents the gain associated with a tender offering for the purchase of Softworks common stock made by EMC Corporation, which was completed on January 27, 2000. (See Note 8).

Gain on sale of ComputerCOP assets held for sale of $8,534,000 during the six months ended March 31, 2000 represents the gain associated with an agreement dated February 10, 2000 for the sale of the ComputerCOP subsidiary to NetWolves Corporation. (See Note 8).

As discussed in Note 12, through July 25, 2001 the Company sold or exchanged 209,900 shares of NetWolves common stock, resulting in a net loss of $98,000.

The Company's tax provision for the three and six months ended June 30, 2001 was $13,000 and $46,000, respectively. As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000, the Company recognized a taxable gain in the first quarter of 2000 and utilized all of its then estimated available net operating loss carryforwards. The tax provision for the six months ended June 30, 2000 was $12,427,000, which consisted of deferred tax expense of $9,197,000 and a current tax expense of $3,230,000.

Financial Condition and Liquidity

For the six-month period ended June 30, 2001, the Company continued to incur operating losses. The Company used substantial amounts of cash in operating activities during the six months ended June 30, 2001. The Company continued to finance its operations from cash generated from the sale of Softworks. In late December 2000, the Company received $10,000,000, which was being held in escrow by EMC Corp as a condition to the sale in January 2000 of the Company's shares of Softworks. As discussed in Note 11, the Company, during the period September through December 2000, sold $3,000,000 of 6% Convertible Debentures, which was settled with a payment of $3,751,000 in January, 2001.

As detailed in the Condensed Consolidated Statement of Cash Flows, during the six month period ended June 30, 2001, the Company utilized $4,866,000 in operating activities, which includes, among other items, a net loss of $4,419,000 (offset by non-cash expenses totaling $1,449,000), $1,296,000 paid toward the restructuring and income taxes paid of $802,000

During the six months ended June 30, 2001, the Company, as a condition to a recently expanded service agreement with its major customer, commenced the establishment of a co-location facility by purchasing approximately $600,000 of additional data processing and Internet connectivity equipment. In February 2001, the Company made an equity investment of $500,000 cash in Voyant. (See
Note 12).

The Company's cash balance as of August 7, 2001, is approximately $1,002,000.

Management's current short-term plan is primarily focused on achieving operating profit by successfully marketing innovative software products and services that capitalize on the Company's patented technologies. To achieve its goals, the Company is continuing to take what it believes are the necessary steps. The process began in March 2000 when the newly elected board of directors and management implemented a restructure plan, which eliminated unprofitable business units, and reduced its operating expenses, while continuing to market the Server Farm. The next key step in management's plan was to enhance its product offering. As discussed in Note 13 to these Condensed Consolidated Financial Statements, the Company recently completed the acquisition of Platinum Communications, Inc., a provider of business-to-business infrastructure software for customer management, billing and operations for telecommunications, Internet and next generation communications service providers. Platinum's products provide an integrated solution based on a singular database strategy serving all order entry, workflow management, provisioning, rating and billing requirements for communications service providers. The acquisition should provide the Company with complementary technology for dbExpress TM, the existing high volume data visualization, analysis and EBP&P ("Electronic Bill Presentment and Payment") toolset currently being marketed to the telecommunications industry. The Company believes this acquisition will allow it to capitalize on the growing trend for outsource services within the communications sector. Further, the acquisition broadens the product offering and completes the foundation of our current market strategy, that is to focus on the telecommunications market and expand our product / service offerings, specifically aimed at becoming a leading full service provider for all back office system functionality. Lastly, the Company intends to market its existing visual data analysis and EBP&P product offerings to Platinum's established clients, as well as through their distribution channels.

Management believes that its plan will ultimately enable the Company to achieve positive cash flows from operations. Until such time, the Company believes that its present cash on hand, the liquidation of its investment in NetWolves, as well as obtaining additional debt and equity financing should provide adequate funding through at least June 30, 2002. However, there can be no assurance that the Company will have sufficient funds to implement its current plan. In such an event, the Company would be forced to significantly reduce its operating expenses, which could have an adverse effect on future revenue.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The Company is deemed to be an Affiliate of NetWolves. As such, there are certain restrictions pursuant to regulations of the Securities and Exchange Commission that limit the amount of shares that the Company may sell in the open market in a 90-day period. Should the Company be required to liquidate shares in excess of the permitted quantities, the Company may need to sell a portion of its investment in private transactions. Private transactions would likely result in sales at a discount to the quoted market price. As previously noted, through July 25, 2001, the Company sold 209,900 shares of NetWolves common stock resulting in net proceeds of approximately $703,000. On August 7, 2001, the quoted market value of the 1,665,100 remaining shares of NetWolves common stock was $5,827,850 ($3.50 per share).

NetWolves is an innovator of firewall, security and all-in-one Internet access devise systems, which is a trend in the Internet industry due to the enhanced functionality offered to end users. Their primary product is marketed under the trade name, FoxBox. In addition to the FoxBox appliances, NetWolves has patent pending "Mother System" technology that offers worldwide twenty-four hours per day, seven days per week, real-time monitoring and management of a complete network from one or many locations.


In April 2000, the Company entered into a contractual arrangement with an unrelated third party, whereby the Company transferred all of its in-process research and development technology related to the multi- media display station for the rights to 50% of the future profits (as defined), if any, from the third party's operation or sale of this technology. The third party agreed to utilize its contacts in the industry and also agreed to fund all future costs associated with the continued development and marketing of the display station. The Company believes that it is unlikely that it will recognize any proceeds from this transaction.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

The results of the vote are:

    For   18,349,923;      Against    2,165,245;        Abstain   89,636

Item 5. Other Information
        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     Exhibits
     --------

     None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIRECT INSITE CORP.



/s/ James Cannavino
--------------------------
James Cannavino                 Chairman and Director           August 16, 2001



/s/ George Aronson12
--------------------------
George Aronson                  Chief Financial Officer         August 16, 2001