Form 10-Q
period 2001-09-30
DIRECT INSITE CORP
filed 2001-11-16
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                                   (Mark One)


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2001
                                       OR


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


                    Yes     [X]               No [ ]


The number of shares of $.0001 par value stock outstanding as of November 15, 2001 was: 2,108,504

                      DIRECT INSITE CORP. AND SUBSIDIARIES


                                     INDEX

PART I - FINANCIAL INFORMATION                                              Page

  Condensed Consolidated Balance Sheets as of September 30, 2001 and
   December 31, 2000                                                           3

  Condensed Consolidated Statements of Operations and Comprehensive Income
   For the Three and Nine Months Ended September 30, 2001 and 2000             4

  Condensed Consolidated Statements of Cash Flows
   For the Nine Months ended September 30, 2001 and 2000                       5

  Notes to Condensed Consolidated Financial Statements                    6 - 15

  Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                 16 - 21

  Quantitative and Qualitative Disclosure About Market Risk --
   Not Applicable

PART II  OTHER INFORMATION

  Item 1. Legal Proceedings                                                   22

  Item 2. Changes in Securities                                               22

  Item 3. Defaults Upon Senior Securities                                     22

  Item 4. Submission of Matters to a Vote of Security Holders                 22

  Item 5. Other Information                                                   22

  Item 6. Exhibits and Reports on Form 8-K                                    22

  Signatures                                                                  23

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                        (In thousands, except share data)


                                                                                 September 30,       December 31,
                                                                                     2001                2000
                                                                           --------------------   ---------------
                                                                                 (Unaudited)          (Audited)

ASSETS
Current assets
    Cash and cash equivalents                                                   $         476        $     10,851
    Accounts receivable, net of allowance for sales returns and doubtful
       accounts of $26 and $70 in 2001 and 2000, respectively                             925                 260
    Prepaid expenses and other current assets                                             350                 451
    Investment in NetWolves Corporation                                                 3,875               4,922
                                                                                -------------        ------------
       Total current assets                                                             5,626              16,484

Intangible assets, net of accumulated
    amortization of $24 in 2001                                                           560                 -
Property and equipment, net                                                             1,325               1,140
Other assets                                                                            1,101                 629
                                                                                -------------        ------------
                                                                                $       8,612        $     18,253
                                                                                =============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                       $       2,168        $      1,715
    Restructuring costs payable, current portion                                          330               1,526
    Current portion of long-term debt                                                     264                 -
    Convertible debentures, net of discount of $305 in 2000                               -                 2,695
    Income taxes payable                                                                   52                 855
                                                                                -------------        ------------
       Total current liabilities                                                        2,814               6,791

Long term debt, net of current portion                                                     22                 -
Restructuring costs payable, long-term                                                    533                 924
                                                                                -------------        ------------
       Total liabilities                                                                3,369               7,715
                                                                                -------------        ------------
Commitments and contingencies

Shareholders' equity
    Common stock, $.0001 par value; 150,000,000 shares authorized;
       2,179,542 and 1,449,833 shares issued in 2001 and 2000,
       respectively; and 2,108,504 and 1,425,462 shares outstanding
       in 2001 and 2000, respectively                                                     -                   -
    Additional paid-in capital                                                        104,268             103,569
    Unearned compensation                                                                 (14)               (115)
    Accumulated deficit                                                               (95,688)            (89,502)
    Accumulated other comprehensive loss                                               (2,995)             (3,086)
                                                                                -------------        ------------
                                                                                        5,571              10,866
    Common stock in treasury, at cost  - 24,371 shares                                   (328)               (328)
                                                                                -------------        ------------
       Total shareholders' equity                                                       5,243              10,538
                                                                                -------------        ------------
                                                                                $       8,612        $     18,253
                                                                                =============        ============

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                      (in thousands, except per share data)

                                                      Three Months Ended                     Nine Months Ended
                                                      ------------------                     -----------------
                                                         September 30,                         September 30,
                                                         -------------                         -------------
                                                     2001             2000                2001              2000
                                              ---------------  ---------------     ---------------   ---------------

Revenue                                       $         1,153  $           557     $         2,348   $         1,583

Cost of revenue                                           306               64                 552               242
                                              ---------------  ---------------     ---------------   ---------------
Gross margin                                              847              493               1,796             1,341
                                              ---------------  ---------------     ---------------   ---------------
Operating expenses
    Research and development                              757              380               2,094             3,840
    Sales and marketing                                   570              344               1,692             4,133
    General and administrative                          1,074              794               3,054             4,571
    Amortization and depreciation                         229              218                 707               652
    Non-recurring restructuring charge                     -                81                  -             15,086
                                              ---------------  ---------------     ---------------   ---------------
                                                        2,630            1,817               7,547            28,282
                                              ---------------  ---------------     ---------------   ---------------
Operating loss                                         (1,783)          (1,324)             (5,751)          (26,941)

Other income (expenses)
    Gain on sale of Softworks                             -                -                   -              47,813
    Gain on sale of ComputerCOP
       assets held for sale                               -                -                   -               8,534
    Loss on sales of NetWolves
       common stock                                       -                -                   (98)              -
    Interest income (expense), net                        (17)             131                (324)              675
    Other income                                           33              -                    33               -
                                              ---------------  ---------------     ---------------   ---------------
(Loss) income before (provision for)
       benefit from income taxes                       (1,767)          (1,193)             (6,140)           30,081
Benefit from (provision for) income
       taxes                                              -                379                 (46)          (12,048)
                                              ---------------  ---------------     ---------------   ---------------
Net (loss) income                             $        (1,767) $          (814)    $        (6,186)  $        18,033
                                              ===============  ===============     ===============   ===============
Other comprehensive income (loss)
    Unrealized (loss) gain on marketable
       securities                                      (1,229)          (3,870)                 91           (22,520)
                                              ---------------  ---------------     ---------------   ---------------
Comprehensive (loss) income                   $        (2,996) $        (4,684)    $        (6,095)  $        (4,487)
                                              ===============  ===============     ===============   ===============
Basic net (loss) income per share             $         (0.90) $         (0.56)    $         (3.69)  $         12.60
                                              ===============  ===============     ===============   ===============
Diluted net (loss) income per share           $         (0.90) $         (0.56)    $         (3.69)   $        12.36
                                              ===============  ===============     ===============   ===============
Basic weighted average common
    shares outstanding                                  1,953            1,462               1,678             1,431
                                              ===============  ===============     ===============   ===============
Diluted weighted average common
    shares outstanding                                  1,953            1,462               1,678             1,459
                                              ===============  ===============     ===============   ===============

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the nine months ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                      2001              2000
                                                                                   ------------  -----------
                                                                                         (In thousands)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
    Net (loss) income                                                                $(6,186)          $18,033
    Adjustments to reconcile net (loss) income to net cash used in operating activities
       Depreciation and amortization
          Property and equipment                                                         700               663
          Excess of cost over fair value of net assets acquired                           24               -
          Bond discount                                                                  -                   9
          Other                                                                            2                 2
       Non-cash interest charge pertaining to the discount on
          convertible debentures and loss on prepayment                                  346               -
       Provision for doubtful accounts                                                    36                27
       Loss on sales of NetWolves common stock                                            98               -
       Deferred income taxes                                                             -               9,197
       Common stock and options issued for services                                      393             2,554
       Common stock issued for settlement of restructuring charges                       183             1,180
       NetWolves common stock issued for services and for
         settlement of restructuring charges                                             -               2,000
       Gain on sale of Softworks and ComputerCOP                                         -             (56,347)
    Changes in operating assets and liabilities
       Accounts receivable                                                              (613)              184
       Prepaid expenses and other current assets                                         140               534
       Assets held for sale - ComputerCOP                                                -                 (18)
       Cash held in escrow                                                               -                (214)
       Other assets                                                                       28              (388)
       Accounts payable and accrued expenses                                             247            (4,193)
       Restructuring costs payable                                                    (1,404)            2,784
       Income taxes payable                                                             (802)            2,820
       Deferred revenue                                                                  -                 (31)
                                                                                     -------           -------
              Net cash used in operating activities                                   (6,808)          (21,204)
                                                                                     -------           -------
Cash flows from investing activities
    Cash received from the acquisition of Platinum Communications                         15               -
    Proceeds from the sale of Softworks stock (net of $3,157 of expenses)                -              48,301
    Proceeds from the sale of NetWolves common stock                                   1,124               -
    Cash utilized in the ComputerCOP/NetWolves transaction
        (including $1,819 of expenses)                                                   -             (22,319)
    Investment in NetWolves Corporation                                                  -              (4,500)
    Consideration paid in Platinum Communications acquisition                           (123)              -
    Investment in non-marketable securities                                             (500)              -
    Capital expenditures                                                                (782)             (581)
    Repayment of officers' loans, net                                                    -                 899
                                                                                     -------           -------
              Net cash (used in) provided by investing activities                       (266)           21,800
                                                                                     -------           -------
Cash flows from financing activities
    Repayments of long-term debt                                                         (50)              -
    Proceeds from the sale of common stock                                               500               -
    Payment of dividend                                                                  -              (2,194)
    Proceeds from long term debt (net of $72 of financing costs)                         -               1,928
    Repayments of convertible debentures                                              (3,751)              -
                                                                                     -------           -------
             Net cash (used in) provided by financing activities                      (3,301)             (266)
                                                                                     -------           -------
Net (decrease) increase in cash and cash equivalents                                 (10,375)              330

Cash and cash equivalents, beginning of period                                        10,851             1,852
                                                                                     -------           -------
Cash and cash equivalents, end of period                                             $   476           $ 2,182
                                                                                     =======           =======

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     FOR THE THREE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



1    Interim financial information

     The condensed consolidated balance sheet as of September 30, 2001, and the condensed consolidated statements of operations and comprehensive income and cash flows for the periods ended September 30, 2001 and 2000, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 2000 consolidated financial statements.

2    The Company

     At the Company's special meeting of stockholders held on May 4, 2001, the Company's shareholders granted the Board of Directors authority to effect a reverse stock split in a ratio of one-for-fifteen. On that date, the Board of Directors declared a one-for-fifteen reverse stock split effective for shareholders of record as of the close of business on May 7, 2001. (See
     Note 4.)

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

     In May 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. Platinum markets proprietary back office software solutions either as a license or as an Application Service Provider to the telecommunications sector. (See Note 13)

     In 2000, the Company began offering a new consulting service, "Telecommunications Solutions" (also marketed under the name Global Telecommunications Services or GTS). The primary function of the consulting service was to create cost savings for its customers through effectively negotiating their telecommunications and network service provider contracts as well as reviewing both past and future communication expenditures to assure compliance. The Company combined this service with its Server Farm to create a unique, powerful detailed customer profile. However, in September, 2001, as a result of minimal revenue combined with increasing sales and marketing costs, the Company decided to significantly curtail the marketing efforts associated with this offering.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     FOR THE THREE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000




     The most significant portion of the Company's operations had historically been conducted through one of its subsidiaries, Softworks, Inc. ("Softworks"). Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. Softworks was wholly owned by the Company through June 29, 1998, and majority owned through March 31, 1999. On January 27, 2000, the Company sold its remaining interest to EMC Corporation for approximately $61 million in cash, before expenses (See Note 8)

     In June 1998, the Company completed an acquisition of software (and related sales and marketing rights) which is designed to provide non computer literate individuals (e.g. parents, guardians, schools, etc.) the ability to identify threats as well as objectionable material that may be viewed by users (e.g. children) of a computer on the Internet. The Company formed a wholly owned subsidiary and marketed the acquired technology under the trade name, ComputerCOP. On February 14, 2000, the Company sold ComputerCOP Corp. to NetWolves Corporation ("NetWolves"). (See Note 8)

     During the period ended March 31, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS No. 133 did not have any material impact on the financial statements of the Company.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized, but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning in 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets". SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company will adopt SFAS No. 144 in 2002 and is still evaluating the effect on the Company's financial position.

3    Restructuring

     The restructuring charge includes costs directly related to the Company's plan. EITF No. 94-3 and SEC Staff Accounting Bulletin No. 100 provide specific requirements as to appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when details of the severance arrangements are communicated to affected employees (all 53 employees were actually terminated in March 2000). Other exit costs (such as contractual obligations) that are not associated with or that do not benefit activities

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     FOR THE THREE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



     that will be continued are recognized at the date of commitment to an exit plan subject to certain conditions. Other costs directly related to the restructuring that are not eligible for recognition at the commitment date are expensed as incurred. The activity in the restructuring accrual for the nine months ended September 30, 2001 is summarized below:

                                                 Officer/Director
                                 Employee        retirement           Consulting     Operating
                                 terminations    packages             contracts      leases          Other         Total
                                 ------------    -----------------    ----------     ---------       -----         -----
Restructuring accrual,
   as of December 31, 2000       $   32,000       $   558,000         $1,113,000    $  217,000     $ 530,000     $2,450,000
Company stock
   Issuances                           -                 -              (133,000)         -          (50,000)      (183,000)

Cash expenditures,
   nine months ended
   September 30, 2001               (26,000)         (542,000)          (250,000)     (106,000)     (480,000)    (1,404,000)
                                ------------      ------------       ------------  ------------  ------------   ------------
Restructuring accrual,
   September 30, 2001           $    6,000        $    16,000         $  730,000   $   111,000     $     -       $  863,000
                                ============      ============      ============   ============  ============   ------------


Of the total outstanding liability of $863,000, $533,000, is payable after one year.

4    Shareholders' equity

     At the Company's special meeting of stockholders held on May 4, 2001, the Company's shareholders granted the Board of Directors authority to effect a reverse stock split in a ratio of one-for-fifteen. On that date, the Board of Directors declared a one-for-fifteen reverse stock split effective for shareholders of record as of the close of business on May 7, 2001. Holders of the common stock have the right to receive payment in cash for partial shares. Common stock, treasury stock and additional paid-in capital as of December 31, 2000 has been restated to reflect this split. Par value and authorized shares remain unchanged at $0.0001 and 150,000,000 shares, respectively. All references to the number of common shares and per share amounts elsewhere in the condensed consolidated financial statements and related footnotes have also been restated to reflect the effect of the split for the periods presented.

     Also during May, the Board approved the 2001 Stock Option/Stock Issuance Plan whereby 330,000 shares of its authorized but unissued common stock were reserved. The Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Options granted under the Plan are non-qualified stock options and the exercise price is the fair market value of the common stock on the date of grant. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or committee but cannot be less than the fair market value of the common stock on the issuance date. In the second quarter 2001, the Company granted 329,340 shares and options pursuant to this plan included in the detail below.

     At the Company's annual meeting of stockholders held on September 17, 2001, the Company's shareholders ratified the 2001-A Stock Option/Stock Issuance Plan whereby 600,000 shares of its authorized but unissued or reacquired common stock were reserved. Similar to the 2001 Plan, the 2001-A Plan is divided into two separate equity programs: an option grant program and a stock issuance program. For a description of the structure and terms of the equity programs, see the above description of the 2001 Stock Option/Stock Issuance Plan. As of the date of this filing no shares or options have been granted.

     In September 2001, the Board of Directors approved a shareholder rights plan under which shareholders of record as of August 28, 2001 received a right, upon the occurrence of a Triggering Event, as defined, to purchase

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     FOR THE THREE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



     one share of the Company's common stock at an exercise price of $2.50, subject to adjustment. The rights attached to the shares expire on the earlier of (i) August 27, 2006 or (ii) redemption or exchange of the rights. The rights have certain anti-takeover effects and would cause substantial dilution to a person who attempts to acquire the Company without the consent of the Board of Directors.

     During the quarter ended September 30, 2001, the Company issued 257,035 shares of its common stock as detailed below:

     -- Sold 212,766 shares of its common stock at $2.35, a premium to the quoted market price to the Chairman of the Board of Directors of the Company for $500,000.

     -- In lieu of cash, the Company issued 17,065 shares of its common stock valued at $40,000 ($2.34) to its Board of Directors for compensation for serving on various committees, and expenses.

     -- Issued 10,536 shares of its common stock as payment of certain consultant liabilities, valued at $20,000.

     -- Issued 16,668 shares of its common stock valued at $63,000 as settlement of a certain legal matter. (See Note 5)

     During the six months  ended June 30,  2001,  the  Company  issued  426,007 shares of its common stock and also recorded transactions with respect to stock options in the second quarter, as detailed below:

     -- Issued 156,285 shares of its common stock as payment of certain consultant liabilities, valued at $260,000.

     -- Issued 29,340 shares of its common stock as payment of certain director liabilities, valued at $49,000.

     -- Issued 109,715 shares of its common stock as payment of certain restructuring liabilities, valued at $183,000.

     -- Issued 64,000 shares of its common stock as employee bonuses, valued at $105,000.

     -- Issued 66,667 shares of its common stock to the former shareholders of Platinum as part of the Merger Agreement, valued at $137,000. (See
          Note 13)

     -- Granted 257,000 options to employees for services rendered. All options are exercisable at $1.63 per share and expire periodically from May 31, 2005 to December 31, 2005. The options have an intrinsic value of zero and vest periodically from six to eighteen months.

     -- Granted 20,000 options to employees (the former shareholders of Platinum) to purchase shares of the Company's common stock vesting over three years, with an exercise price of $2.06, the fair market value on the date of the grant. (See Note 13).


5    Legal matters

     In March 1995, an action was originally commenced against the Company and a number of defendants (Barbara Merkens v. Aval Guarantee Ltd., Walter Mennel, J. Forror, A. Faehndreich-Braun, T&M Consulting AG, M. Schmidt, E.G. Baltruschat and Computer Concepts Corp.; United States District Court, Eastern District of New York). In early 1997, after a change in counsel, the plaintiff amended the complaint for a second time, now naming as defendants only the Company and three of its officers. The second amended complaint alleges that certain third parties, unrelated to the Company, transferred certificates representing 66,667 shares of the Company's common stock to the plaintiff. The complaint further alleges that such shares were endorsed in blank by the third parties and became

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     FOR THE THREE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



     bearer securities, which were negotiated to the plaintiff by physical delivery. The certificates had not been legally acquired from the Company and the Company had reported the certificates to the Securities and Exchange Commission as stolen certificates. Plaintiff requested validation of the transfer of the certificates and sought damages of an unspecified amount, consisting of alleged diminution in market value of the subject shares from 1994 through the date of any judgment in the plaintiff's favor. The Company denied plaintiff's allegations and filed a motion for summary judgment. On or about November 8, 1999, the motion for summary judgment was granted in favor of the Company and its officers. However, the plaintiff filed an appeal, which was contested by the Company. During the fourth quarter of 2000 the parties agreed, subject to District Court approval to settle this matter for 16,668 shares of the Company's common shares. As such, during the fourth quarter of 2000 the Company accrued $80,000 to cover the value of the shares plus estimated legal fees. In September, 2001 the District Court, approved the settlement and the shares were issued.

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

     In August of 1999, the Company and its directors were served with a complaint filed in the Chancery Court of Delaware, (New Castle County Claude Nadef v. Daniel DelGiorno, et al and Computer Concepts Corp. as Nominal Defendant; C.A. No. 17376-NC). This is a derivative action, which is action brought by the plaintiff on behalf of the Company, in which the Company, for technical reasons, was named as a nominal defendant along with the real defendants in interest, Daniel DelGiorno, Sr., Daniel DelGiorno, Jr., Russell Pellicano, Augustin Medina, all former members of the Company's Board of Directors. The plaintiffs alleged that the individual defendants breached their respective fiduciary duties to the Company by awarding excess compensation and was requesting a judgment in favor of the Company for such excess compensation. An answer to the complaint was interposed, denying the material allegations of the Complaint. On June 29, 2001 this matter was resolved through the issuance of a Stipulation of Dismissal, without prejudice.


6    Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications.


7    Segment information

     The Company and its subsidiaries previously operated in two separate business segments, computer software and professional services. With the sale of Softworks and ComputerCOP (Note 8) and the completion of its major professional services contract, commencing in the quarter ended March 31, 2000 the Company began operating in one business segment.

     Major customer

     For the three months ended September 30, 2001 and 2000, the Company had one major customer with revenue of $850,000 and $433,000 - 73.7% and 77.7% of total revenue, respectively. For the nine months ended September 30, 2001 and 2000, the Company had one major customer with revenue of $1,868,000 and $1,238,000 - 79.6 % and 78.2% of total revenue, respectively. The total amount due from this customer included in accountants receivable at September 30, 2001 was $708,000.

     Products

     The Company generates revenue from two revenue streams: the Server Farm and Integration/engineering fees. For the three and nine months ended September 30, 2000, revenue was solely from the Sever Farm. The following table summarizes the revenue generated from these two sources for the three and nine months ended September 30, 2001:

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     FOR THE THREE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                        Three Months            Nine Months
                                           Ended                  Ended
                                     September 30, 2001      September 30, 2001
                                     ------------------      ------------------

Server Farm                             $838,000                $1,923,000

Integration/engineering fees             315,000                   425,000
                                      ----------                ----------
                                      $1,153,000                $2,348,000
                                      ==========                ==========

8    Dispositions

     ComputerCOP Corp.
     ----------------

     During February 2000, the Company sold ComputerCOP Corp., a wholly owned subsidiary with assets consisting primarily of $20.5 million and certain technology to NetWolves in exchange for 1,775,000 shares of NetWolves common stock. Additionally, the Company purchased 225,000 shares from certain NetWolves shareholders for $4.5 million. The sale resulted in a pre-tax gain of $8,534,000, net of $2,572,000 of expenses, recorded in the first quarter of 2000. As part of the restructure plan of March 2000, the Company exchanged 75,000 of these shares. Also during the three months ended March 31, 2000, 25,000 were exchanged to settle legal fees to the Company's then general counsel, and 25,000 shares were issued as a bonus to an executive officer, resulting in a balance of 1,875,000 shares of NetWolves common stock. All shares exchanged were valued at $20. (See Note
     12).

     Softworks, Inc.
     ---------------

     Prior to June 30, 1998, Softworks was a wholly owned subsidiary of the Company with 14,083,000 shares of common stock outstanding. Pursuant to a series of transactions including an initial public offering of Softworks in August 1998, and a second public offering in June 1999, the Company's ownership in Softworks was reduced to 35%.

     Pursuant to a tender offer the Company sold its remaining 35% interest in Softworks (a total of 6,145,767 shares) to EMC Corporation and its subsidiary ("EMC") for $10.00 per share. The transaction, which was completed in January 2000, provided aggregate cash proceeds of $61,458,000 and resulted in a pre-tax gain of $47,813,000, net of $3,316,000 of expenses, recorded in the first quarter of 2000.


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

     As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000 (Note 8), the Company recognized a taxable gain in the first quarter of 2000 and utilized all of its then estimated available net operating loss

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     FOR THE THREE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



     carryforwards. The tax provision for the three months ended March 31, 2000 was $12,812,000, which consisted of deferred tax expense of $9,197,000 and current tax expense of $3,615,000. The Company's tax provision for the nine months ended September 30, 2001 consists of current tax expense of $46,000.


10   Earnings per share

     For the three and nine months ended September 30, 2001 and the three months ended September 30, 2000, outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be antidilutive. For the nine months ended September 30, 2000, the Company's dilutive instruments are "in the money" stock options with various exercise dates and prices. The Company uses the treasury stock method to calculate the effect that the conversion of the stock options would have on earnings per share ("EPS"). The following table sets forth the computation of basic and diluted EPS for the nine months ended September 30, 2000 (in thousands, except per share data):

        Numerator:
          Net (loss) income                         $   18,033
                                                    ==========
        Denominator:
          Weighted average shares outstanding
         (Denominator for basic EPS)                     1,431
         Effect of dilutive securities
           Stock options                                    28
                                                    ----------
        Denominator for diluted EPS                      1,459
                                                    ==========

        Basic net (loss) income per share          $     12.60
        Diluted net (loss) income per share        $     12.36



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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     FOR THE THREE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



12   Investments In Securities

     Non-Marketable
     --------------

     In February 2001, the Company acquired 2,000,000 shares of Voyant Corporation ("Voyant") through an equity investment of $500,000. Voyant is a privately held company, and accordingly, the investment is reflected on the Company's balance sheet as a non-marketable security, which is included in "Other assets." The Company's Chairman is also the Chairman of Voyant.

     Marketable
     ----------

     As discussed in Note 8, the Company, as of December 31, 2000, held 1,875,000 shares of NetWolves common stock. During the nine month period ended September 30, 2001, the Company sold 325,000 shares in the open market at prices ranging from $3.00 to $5.30 aggregating proceeds of approximately $1,124,000. At September 30, 2001, the Company owned
     1,550,000 shares of NetWolves common stock with a quoted market value $3,875,000 ($2.50 per share). The unrealized loss as of September 30, 2001 was $2,970,000, and has been included in "Accumulated other comprehensive loss."

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

     The purchase price of Platinum approximated $281,000, which consisted of $50,000, and 66,667 shares of common stock (valued at $137,000, based on the quoted market price at the time of the acquisition) and $93,000 of acquisition costs. The Company issued an additional 46,667 shares of its common stock and placed it in escrow (not reflected as outstanding common stock), that are to be released to the former shareholders of Platinum, subject to certain performance provisions (as defined), in various increments through April 2004. In addition, two key employees of Platinum have entered into three-year employment agreements with the Company, with an aggregate base compensation of $300,000 per annum and options to purchase an aggregate of 20,000 shares of the Company's common stock vesting over three years, with an exercise price of $2.06, the fair market value on the date of the grant. Further, as part of their employment agreements, the two key employees can, based upon achieving certain revenue thresholds, earn up to an aggregate of a maximum of $1,000,000 in employee incentive bonuses.

     The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were fair valued at the date of acquisition and the results of operations are included in the consolidated financial statements of the Company, commencing May 1, 2001. Intangible assets (as adjusted, if necessary, over a twelve month period from the date of acquisition) are being amortized by the straight-line method over a ten-year period. An allocation of the fair value of the assets acquired and liabilities assumed is as follows:

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     FOR THE THREE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



        Purchase price
          Direct Insite common stock issued                        $   137,334
          Cash consideration                                            50,000
          Acquisition costs                                             93,266
                                                                   -----------
                                                                   $   280,600
                                                                   ===========
        Allocation of purchase price
          Fair value of tangible assets and liabilities
            Current assets                                         $   103,633
            Non-current assets                                         103,520
            Current liabilities                                       (385,409)
            Non-current liabilities                                   (125,520)
                                                                   -----------
                                                                      (303,776)
          Intangible assets acquired                                   584,376
                                                                   -----------
                                                                   $   280,600
                                                                   ===========

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


                      Nine months ended September 30, 2001

                                                    Actual        Pro Forma
                                                    ------        ---------

        Revenue                                   $  2,348        $  2,575
        Expense                                      8,534           8,897
                                                  ---------       ---------

        Net loss                                  $ (6,186)       $ (6,322)
                                                  =========       =========

        Basic and diluted net loss per share      $  (3.69)       $  (3.70)
                                                  =========       =========

                      Nine months ended September 30, 2000

                                                    Actual        Pro Forma
                                                    ------        ---------
      Revenue                                     $  1,583        $  2,624
      Expense                                       40,572          41,523
                                                  ---------       ---------
                                                   (38,989)        (38,899)
      Other income                                  57,022          57,020
                                                  ---------       ---------
      Net income                                  $ 18,033        $ 18,121
                                                  =========       =========

      Basic net income per share                  $  12.60        $  12.10
                                                  =========       =========

      Diluted net income per share                $  12.36        $  11.87
                                                  =========       =========

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     FOR THE THREE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000




14   Subsequent Events

     During October 2001, the Company entered into an Accounts Receivable Purchase Agreement, whereby the Company from time to time may, on a full recourse basis, assign some of their accounts receivable. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1 1/2% per month, is paid to the Company once the customer has paid. This agreement expires in October 2002. During October 2001, the Company assigned approximately $428,000 of its receivables to the lender.


15   Management's Plans

     For the nine-month period ended September 30, 2001, the Company continued to incur net losses ($6,186,000) and use substantial amounts of cash in operating activities ($6,808,000). The Company continued to finance its operations with cash generated from the sale of Softworks in 2000 as well as a partial liquidation of its investment in NetWolves. As of September 30, 2001, the Company had a cash balance of $476,000 and the market value of its investment in NetWolves was $3,875,000. The Company's ability to generate additional cash from its NetWolves investment is subject to market volume and price fluctuations as well as certain restrictions pursuant to regulations of the Securities and Exchange Commission. However, the Company's management has and will continue to take numerous steps to create positive cash flow for the Company. Key measures include the March 2000 restructure plan, expanding the Company's products and services, and materially improving its sales efforts through expanding its marketing staff. As part of an expanded agreement, the Company has been performing services to assist International Business Machines Corporation's ("IBM") with certain tasks associated with IBM's efforts to create an electronic invoice presentment and payment offering to their customers. The Company supplies processing services, application development, consulting and integration / implementation services which support electronic invoice presentation on behalf of IBM. For the three and nine months ended September 30, 2001, integration and engineering fees associated with this project were $315,000 and $425,000, respectively. Management believes that revenue generated from implementation / engineering should continue into 2002. The Company expects that these services are the precursor to added recurring revenue sources. The Company has also acquired Platinum Communications, Inc., which broadened the Company's product offerings. Management believes this acquisition significantly enhances the Company's current market strategy by allowing it to capitalize on the growing trend for outsource services within the communications sector. The Company was unable to generate revenue from its GTS product offering. Accordingly, the Company significantly curtailed the GTS operations, thereby reducing associated costs. As an additional measure to reduce the Company's use of cash, a payroll rate reduction program was implemented effective October 1, 2001 and is scheduled to remain in effect through March 31, 2002. This plan reduces executive compensation 20% with the remainder of the work force incurring a 10% reduction. Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand, the liquidation of its investment in NetWolves, as well as obtaining additional debt and/or equity financing should provide adequate funding through at least September 30, 2002. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company would be forced to significantly reduce its operating expenses, which could have an adverse effect on future revenue.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



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

In May 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. As such, Platinum's financial data are included in the condensed consolidated results of operations commencing May 2001. Platinum markets proprietary back office software solutions either as a license or as an Application Service Provider to the telecommunications sector.

In 2000, the Company began offering a new consulting service, "Telecommunications Solutions" (also marketed under the name Global Telecommunications Services or GTS). The primary function of the consulting service was to create cost savings for its customers through effectively negotiating their telecommunications and network service provider contracts as well as reviewing both past and future communication expenditures to assure compliance. The Company combined this service with its Server Farm to create a unique, powerful detailed customer profile. However, in September 2001, as a result of minimal revenue combined with increasing sales and marketing costs, the Company decided to significantly curtail the marketing efforts associated with this offering.

In the first quarter of 2000, the Company's Board of Directors approved and the Company announced a restructuring plan that it believes would streamline the Company's operations and reduce overhead. As a result, the Company recorded a non-recurring restructuring charge of $15,176,000 in the year 2000.

In February 2000 the Company sold its subsidiary, ComputerCOP Corp. to NetWolves for 1,775,000 shares of NetWolves common stock. (See Note 8).

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



The most significant portion of the Company's operations had historically been conducted through one of its subsidiaries, Softworks. Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. Softworks was wholly owned by the Company through June 29, 1998, and majority owned through March 31, 1999. On January 27, 2000, the Company sold its remaining interest to EMC Corporation (See Note 8).

Results of operations

During the nine-month periods ending September 30, 2001 and 2000, the Company's primary source of revenue was generated from the Server Farm. During the nine months ended September 30, 2001, revenue within the Server Farm came from two sources: the Server Farm (d.b.Express) and Integration / Engineering fees ("I/E fees"). As part of an expanded agreement, the Company has been performing services to assist International Business Machines Corporation's ("IBM") with certain tasks associated with IBM's efforts to create an electronic invoice presentment and payment offering to their customers. The Company supplies processing services, application development, consulting and integration / implementation services which support electronic invoice presentation on behalf of IBM. As part of this expanded agreement, the Company was required to build a fully redundant facility within an IBM co-location center, the purpose of which is to ensure virtual zero down time. For the three and nine months ended September 30, 2001 I/E fees were $315,000 or 27% and $425,000 or 18% of total revenue respectively. Management believes that revenue generated from implementation / engineering should continue into 2002. The Company expects that these services are the precursor to added recurring revenue sources.

IBM is currently the Company's largest customer. The Company provides data analysis and reporting services for IBM's telecommunications customers. IBM accounts for 73.7% of total revenue or $850,000 and $433,000, or 77.7% of total revenue for the three months ended September 30, 2001 and 2000, respectively, and $1,868,000, or 79.6% and $1,238,000 or 78.2% for the nine months ended September 30, 2001 and 2000, respectively. Overall, when comparing the three months ended September 30, 2001 to September 30, 2000, Server Farm revenue increased $291,000, or 53.2%, to $838,000 from $547,000. For the nine month period ended September 30, 2001, when compared to the same period in 2000, Server Farm revenue increased $403,000, or 26.5%, to $1,923,000.

Additionally, the Company is presently determining costs and other barriers to possibly enter and attract new specific markets / applications.

Included in total revenue for the three and nine month periods ended September 30, 2001, is $201,000 and $291,000, respectively, related to Platinum, which was acquired effective May 1, 2001. (See Note 13) Included in revenue for the nine-month period ended September 30, 2000, is $35,000 related to ComputerCOP, which was sold during the first quarter of 2000. (See Note 8)

For the nine months ended September 30, 2001, the cost of revenue was substantially attributable to the Server Farm and Integration fees. The most significant components of Server Farm cost of revenue include direct labor associated with processing call detail records, Internet connectivity costs and various overhead allocations of rent, utilities and telephones. For the nine-month period, cost of revenue associated with the Server Farm increased to 23.5% from 15.3%. Similarly, for the three-month period, cost of revenue associated with the Server Farm increased to 24.6% from 15.3%. These increases are primarily the result of the addition of the co-location facility. Costs associated with Integration / engineering fees consisted primarily of the direct labor attributable to the services provided. For the three months ended September 30, 2001 costs were approximately $100,000 or 31.7%. For the nine months ended September 30, 2000, in addition to Server Farm costs, the Company also incurred cost of revenue of $46,000 relating to ComputerCOP. There is no depreciation included in cost of revenue.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000




Research and development expenses consist primarily of salaries and related costs (benefits, travel, training) for developers, sales application engineers, quality control / quality assurance and documentation personnel. It also includes consultants as well as applicable overhead allocations. Overall, when comparing the nine-month periods ended September 30, 2001 and September 30, 2000, the Company reduced its research and development expenses by $1,746,000. However, included in the nine months ended September 30, 2000 were costs associated with the development of a multi-media display station. Pursuant to the restructuring plan put in place during March 2000, the Company ceased development of the multi-media display station. As a result, there are no expenses attributable to this project in the first nine months of 2001, thereby creating a reduction of $1,793,000 when compared the nine months ended September 30, 2000. With respect to the Server Farm, the Company continues to upgrade, improve and enhance its current products and services. Further, the Company anticipates releasing a new version of its core technology, d.b.Express(TM) in the near future. It should be noted that when comparing the nine-month periods ended September 30, 2001 and 2000, the Company reduced its development costs associated to the Server Farm by $171,000. When comparing the three-month periods ended September 30, 2001 and 2000, total research and development costs increased $377,000 from $380,000 to $757,000. The acquisition of Platinum accounted for $97,000 of the increase, and expenditures totaling approximately $280,000 relating to the development of the expanded services offering involving EBPP and other internet applications accounted for the balance.

Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. Sales and marketing expenses decreased $2,441,000 to $1,692,000 for the nine-month period ended September 30, 2001, when compared to $4,133,000 for the nine month period ended September 30, 2000. The major factor for this decrease was the restructure plan, which included, among other items, the elimination of $989,000 related to consultants' fees, $243,000 reduction in travel and entertainment expenses, and $480,000 in reduced staffing levels. Further, as part of the restructure plan, there was a reduction of expenses of $597,000 as a result of a contractual arrangement wherein the Company no longer is responsible for the marketing efforts relating to the multi-media display station. The Company has also reduced by nearly $122,000 its advertising and promotional costs. An additional component of the reduction is the sale of ComputerCOP in the first quarter 2000, which created a savings of $210,000. These reductions were offset by an increase of $206,000 of expenses attributable to the sales and marketing efforts of the Company's GTS offering as well as $197,000 to the Company's newly acquired subsidiary, Platinum. However, when comparing the three-month periods ended September 30, 2001 and 2000, costs increased $226,000 from $344,000 to $570,000.
Expenses attributable to GTS and Platinum of $46,000 and $122,000, respectively, contributed in part of this increase, with the balance of approximately $58,000 attributable to increased efforts to market the Company's d.b.Express technology. It should be noted that sales and marketing costs associated to the GTS product offering totaling $126,000 and $366,000 for the three and nine month periods will not reoccur in future periods as a result of management's decision to significantly curtail the operations GTS.

General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead. Expenses decreased $1,517,000 to $3,054,000 for the nine-month period ended September 30, 2001, when compared to the nine-month period ended September 30, 2000. Major factors contributing to this decrease include, among other things, staff reductions of $839,000, reduced legal expenses of $433,000, reduced travel and entertainment of $144,000 and the reduction in the retention of financial consultants of $240,000. These reductions were offset by an increase of $49,000 of expenses attributable to GTS as well as $57,000 to the Company's newly acquired subsidiary, Platinum. However, when comparing the three-month period ended September 30, 2001 with the same period ended September 30, 2000, costs increased $280,000 from $794,000 to $1,074,000. Major factors contributing to this increase include, among other things, $50,000 as a result of hiring a new chief executive officer, professional fees of $80,000, increased costs associated with the board of directors and shareholders meetings of $159,000, and the inclusion of costs attributable to Platinum of $25,000, offset by decreases in legal fees of $21,000 and costs associated with GTS of $24,000. It should be noted that general and administrative costs associated to the GTS product offering totaling $26,000 and $98,000 for the three and nine month periods will not reoccur in future periods as a result of management's decision to significantly curtail the operations GTS.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



Overall, expenses during the three-month period ended September 30, 2001 increased compared to 2000. However, management believes these increases are necessary in order to achieve the successful implementation of its plan. Wherever possible, costs saving measures are in place and management continually scrutinizes all disbursements.

Amortization and depreciation expenses increased $11,000 and $55,000 when comparing the three and nine-month periods ended September 30, 2001 and September 30, 2000, respectively. The increase is primarily attributable to the purchase of property and equipment during the respective periods and amortization of intangibles associated with Platinum.

Gain on sale of Softworks of $47,813,000 during the nine months ended September 30, 2000 represents the gain associated with a tender offering for the purchase of Softworks common stock made by EMC Corporation, which was completed on January 27, 2000. (See Note 8).

Gain on sale of ComputerCOP assets held for sale of $8,534,000 during the nine months ended September 30, 2000 represents the gain associated with an agreement dated February 10, 2000 for the sale of the ComputerCOP subsidiary to NetWolves Corporation. (See Note 8).

As discussed in Note 12, through September 2001 the Company sold or exchanged 325,000 shares of NetWolves common stock, resulting in a net loss of $98,000.

The Company's tax provision for the nine months ended September 30, 2001 was $46,000. As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000, the Company recognized a taxable gain in the first quarter of 2000 and utilized all of its then estimated available net operating loss carryforwards. The tax provision for the nine months ended September 30, 2000 was $12,048,000, which consisted of deferred tax expense of $9,197,000 and a current tax expense of $2,851,000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



Financial Condition and Liquidity

For the nine-month period ended September 30, 2001, the Company continued to incur operating losses. The Company used substantial amounts of cash in operating activities during the nine months ended September 30, 2001. The Company continued to finance its operations from cash generated from the sale of Softworks and from the partial liquidation of its investment in NetWolves. In late December 2000, the Company received $10,000,000, which was being held in escrow by EMC Corp as a condition to the sale in January 2000 of the Company's shares of Softworks. As discussed in Note 11, the Company, during the period September through December 2000, sold $3,000,000 of 6% Convertible Debentures, which was settled with a payment of $3,751,000 in January, 2001. As discussed in
Note 12, during 2001 the Company sold 325,000 shares of NetWolves, resulting in net proceeds of approximately $1,124,000.

As detailed in the Condensed Consolidated Statement of Cash Flows, during the nine month period ended September 30, 2001, the Company utilized $6,808,000 in operating activities, which includes, among other items, a net loss of $6,186,000 (offset by non-cash expenses totaling $1,782,000), $1,404,000 paid toward the restructuring and income taxes paid of $802,000.

During the nine months ended September 30, 2001, the Company, as a condition to a recently expanded service agreement with its major customer, commenced the establishment of a co-location facility by purchasing approximately $750,000 of additional data processing and Internet connectivity equipment. In February 2001, the Company made an equity investment of $500,000 cash in Voyant. (See
Note 12)

Management's current short-term plan is primarily focused on achieving operating profit by successfully marketing innovative software products and services that capitalize on the Company's patented technologies. To achieve its goals, the Company is continuing to take what it believes are the necessary steps:

     1. The process began in March 2000 when the newly elected board of directors and management implemented a restructure plan, which eliminated unprofitable business units, and reduced its operating expenses, while continuing to market the Server Farm.

     2. As part of an expanded agreement, the Company has been performing services to assist International Business Machines Corporation's ("IBM") with certain tasks associated with IBM's efforts to create an electronic invoice presentment and payment offering to their customers. The Company supplies processing services, application development, consulting and integration / implementation services which support electronic invoice presentation on behalf of IBM. For the three and nine months ended September 30, 2001, integration and engineering fees associated with this project were $315,000 and $425,000, respectively. Management believes that revenue generated from implementation / engineering should continue into 2002. The Company expects that these services are the precursor to added recurring revenue sources.

     3. The Company was unable to generate revenue from its GTS product offering. Accordingly, the Company significantly curtailed the GTS operations thereby reducing associated costs.

     4. As an additional measure to reduce the Company's use of cash, a payroll rate reduction program was implemented effective October 1, 2001 and is scheduled to remain in effect through March 31, 2002. This plan reduces executive compensation 20% with the remainder of the work force incurring a 10% reduction.

     5. As discussed in Note 13 to these Condensed Consolidated Financial Statements, the Company recently completed the acquisition of Platinum Communications, Inc., a provider of business-to- business infrastructure software for customer management, billing and operations for telecommunications, Internet and next generation

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



     communications service providers. Platinum's products provide an integrated solution based on a singular database strategy serving all order entry, workflow management, provisioning, rating and billing requirements for communications service providers. The acquisition should provide the Company with complementary technology for d.b.Express (TM), the existing high volume data visualization, and analysis and EBPP toolset currently being marketed to the telecommunications industry. The Company believes this acquisition will allow it to capitalize on the growing trend for outsource services within the communications sector. Further, the acquisition broadens the product offering and completes the foundation of our current market strategy, that is to focus on the telecommunications market and expand our product / service offerings, specifically aimed at becoming a leading full service provider for all back office system functionality. Lastly, the Company intends to market its existing visual data analysis and EBPP product offerings to Platinum's established clients, as well as through their distribution channels.

Management believes that its plan will ultimately enable the Company to achieve positive cash flows from operations. Until such time, the Company believes that its present cash on hand, the liquidation of its investment in NetWolves, as well as obtaining additional debt and equity financing should provide adequate funding through at least September 30, 2002. However, there can be no assurance that the Company will have sufficient funds to implement its current plan. In such an event, the Company would be forced to significantly reduce its operating expenses, which could have an adverse effect on future revenue.

The Company is deemed to be an Affiliate of NetWolves. As such, there are certain restrictions pursuant to regulations of the Securities and Exchange Commission that limit the amount of shares that the Company may sell in the open market in a 90-day period. Should the Company be required to liquidate shares in excess of the permitted quantities, the Company may need to sell a portion of its investment in private transactions. Private transactions would likely result in sales at a discount to the quoted market price. As previously noted, during the nine month period ended September 30, 2001, the Company sold 325,000 shares of NetWolves common stock resulting in net proceeds of approximately $1,124,000. On October 31, 2001, the quoted market value of the 1,508,500 remaining shares of NetWolves common stock was approximately $3,485,000 ($2.31 per share).

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           PART II OTHER INFORMATION

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000





Item 1. Legal Proceedings
        See Note 5 to the Financial Statements.

Item 2. Changes in Securities
        Not applicable.

Item 3. Defaults Upon Senior Securities
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on September 17, 2001.

     A. Four directors were elected at the Annual Meeting to serve until the next Annual Meeting of Stockholders or until his successor is chosen and qualified. The names of these directors and votes cast in favor of their election and shares withheld are as follows:


        Name                              Votes For               Votes Withheld
        ----                              ---------               --------------
        James A. Cannavino                1,681,133                    66,398
        Charles Feld                      1,680,006                    65,266
        Dr. Dennis Murray                 1,680,005                    65,265
        Carla J. Stovall                  1,680,005                    65,265

     B. The Stockholders approved a proposal to ratify the appointment by the Board of Directors of Marcum & Kliegman, LLP as the Company's independent certified public accountants for the year ending December 31, 2001. 1,655,887 shares were voted in favor of the proposal, 22,356 shares voted against the proposal and 2,890 shares abstained from voting.

     C. The Stockholders approved a proposal to ratify and approve the Company's 2001-A Stock Issuance Plan. 582,980 shares were voted in favor of the proposal, 94,468 shares voted against the proposal and 6,739 shares abstained from voting.

Item 5. Other Information
        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     Report on Form 8-K dated August 28, 2001 - Item 5 Other Events and Item 7-Financial Statements, Pro Forma Financial Information and Exhibits relating to the Rights Agreement authorized by the Company's Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIRECT INSITE CORP.


/s/ James Cannavino
--------------------------
James Cannavino                Chairman and Director       November 16, 2001



/s/ George Aronson
--------------------------
George Aronson                 Chief Financial Officer     November 16, 2001