Form 10-K
period 2001-12-31
DIRECT INSITE CORP
filed 2002-04-15
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                                  (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_______ to _______

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
   Common Stock, par value $.0001                       NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 12, 2002, there were 3,259,932 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $4,563,905 based on the closing sale price of the Common Stock as quoted on the NASDAQ on such date.

                      Direct Insite Corp. and Subsidiaries
                 Form 10-K for the Year Ended December 31, 2001

                                Table of Contents

PART I                                                                 PAGE
                                                                       ----
ITEM 1  Business                                                         1

ITEM 2  Properties                                                      11

ITEM 3  Legal Proceedings                                               11

ITEM 4  Submission of Matters to a Vote of Security Holders             11

PART II

ITEM 5  Market for Registrant's Common  Stock                           12

ITEM 6  Selected Financial Data                                         13

ITEM 7  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       15

ITEM 7a Quantitative and Qualitative Disclosures About Market Risk      24

ITEM 8  Financial Statement                                             24

ITEM 9  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                        24

PART III

ITEM 10 Directors and Executive Officers of Registrant                  25

ITEM 11 Executive Compensation                                          27

ITEM 12 Security Ownership of Certain Beneficial Owners and Management  28

ITEM 13 Certain Relationships and Related Transactions                  29

PART IV

ITEM 14 Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K                                                        30

SIGNATURE                                                               33

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

OVERVIEW

     The Company was organized under the name Unique Ventures, Inc. as a "blind pool" public company, under the laws of the State of Delaware on August 27, 1987, and changed its name to Computer Concepts Corp. in 1989. In March, 2000, in an effort to allow the Company the opportunity to seek new management perspectives and directions, the Chairman of the Board of Directors along with the President / Chief Executive Officer / Treasurer retired. Mr James A. Cannavino, was elected a board member and Chairman of the Board. Shortly thereafter the three remaining members of the Board of Directors resigned. Dr. Dennis Murray, president of Marist College and Mr. Charles Feld, Chief Information Officer of First Data Resources and the former Chief Information Officer of Delta Air Lines, were elected to the Company's board. In April, 2000, Ms. Carla J. Stovall, the attorney general of the state of Kansas was elected to serve as a member of the Board. In August, 2000, the shareholders voted to approve to change the name of the Company to Direct Insite Corp. which the Board of Directors believed was more in line with the new direction of the Company.

     Direct Insite Corp. and its subsidiaries (hereinafter referred to as "Direct Insite" or the "Company"), primarily operate as an application service provider ("ASP") which today, markets an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation and payment ("EBP&P") as well as visual data analysis and reporting tools delivered via the Internet for our customers. Direct Insite's core technology is d.b.Express?, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In 2001 the Company acquired, Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which markets its integrated proprietary back office software solutions, Account Management Systems ("AMS") to the telecommunications industry either as a license or as an ASP. The Company and Platinum completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. Further, as an added source of revenue, the Company, during 2001 began providing custom engineering services for its customers.

     This newly assembled suite of services enables Direct Insite to provide a comprehensive Internet delivered service from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. This comprehensive service offering provides back office operations, cuts costs and provides for improved customer service by providing the end customer with easy access to all of the detailed information about their bill. The Company operates fully redundant data centers located at our main office in Bohemia, N.Y. and in Newark, NJ. Our facility in New Jersey is space leased at the IBM e-business Hosting Center. This co-location / redundancy feature enables the Company to offer virtually down time free service.

     Currently, IBM Global Services, the Company's largest customer, (representing approximately 82.2% of year 2001 revenue) utilizes our products and services to allow their large enterprise customers to mine their respective high volume telecommunications data to determine cost allocation by usage, provide for network planning, budgeting and the identification of significant trends in calling patterns. In addition, we added electronic invoice presentment, payment and analysis capabilities to our services offering all based on our d.b.Express? platform.

     Historically, the most significant portion of the Company's operations had been conducted through one of its subsidiaries, Softworks, Inc. ("Softworks"). Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. The Company acquired Softworks in 1993. Softworks was wholly owned by the Company through June 29, 1998. Through a series of transactions, as described in Note 3 to the Consolidated Financial Statements, the Company's ownership of Softworks was reduced from 100% to 35% as of December 31, 1999. Pursuant to a tender offer made in December 1999, the Company sold its remaining interest in Softworks (a total of 6,145,767 shares) to EMC Corporation and its subsidiary ("EMC") for $10.00 per share. The transaction, which was completed in January 2000, provided aggregate cash proceeds of $61,458,000, and resulted in a pre-tax gain, net of expenses, of $47,813,000 recorded in the first quarter of 2000.

     In 2000, the Company began a marketing initiative known as Global Telecommunications Services ("GTS"). For a fee, this offering, which utilized d.b.Express would analyze long distance, data and wireless communication needs; assist in the negotiation of telecommunication contracts and monitor ongoing carrier contract compliance. During the fourth quarter of 2001, as a result of minimal revenue, the Company decided it would no longer market these services.

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

     During 1999, the Company began to develop a multi-media display station, which combined Internet strategy and e-commerce with multi-media forms of delivery, presentation and interaction with end-users. This Internet based communications/advertising network was being designed by the Company to create a means by which businesses could promote specific brand/product/service awareness. The Company intended to market this technology in association with owners and/or managers of high traffic venue areas (i.e., malls, airports, etc.) to local, regional and national businesses. From inception through March 31, 2000, the Company invested approximately $7,000,000 in its marketing and development efforts (charged to operations as incurred). As part of the Company's restructuring plan (Note 14 to the Consolidated Financial Statements), the Board of Directors determined that it was in the Company's best interest to immediately cease all funding of this project. As a result, in April 2000, the

Company entered into a contractual arrangement with an unrelated third party, whereby the Company transferred all of its in-process research and development technology related to the multi-media display station for the rights to 50% of the future profits (as defined), if any, from the third party's operation or sale of this technology. All future costs associated with any continued development and marketing of the display station would be absorbed by third party. To date, the Company has not received revenue from this transaction.

     In 1997, the Company created a business unit, "professional services", which primarily resold computer hardware and for a fee, assisted in the design, construction and installation of technology systems. In 1999, this business unit had one major contract, involving two customers, which was completed in 1999. Historically, net margins generated from this business unit were extremely low. As a result, in January, 2000, the Company elected to significantly curtail the operations of this business unit, and has further decided to completely refrain from any marketing of this business unit.

PRODUCTS AND SERVICES

     The Company generates revenue from three primary offerings: ASP- managed services, which includes d.b.Express and EBP&P, custom engineering and its AMS suite of services.

     The Company offers, through its ASP - managed services, on fee for services model, its customer's analysis and reporting tools, which in turn enabled their customers to "mine" their own data. This service was primarily marketed to the telecommunications sector. During 2001 the Company enhanced this service by permitting its customers to ability to provide Internet customer care. It completed this suite of services by adding EBP&P. This combined set of services has allowed the Company to significantly expand its market, to include any large enterprise in any industry that wishes to provide their own customer with an electronic invoice as well as the ability to obtain reports and analysis

     Previously, all of the electronic reporting and analysis capability of d.b.Express was being delivered in support of the incumbent paper based billing system. For simple or low volume detail accounts, electronically delivered invoices are mostly a reproduction of the print stream or what is called a "document centric" approach. This system is not designed to handle high volume detail accounts. We believe that electronic invoices delivered by the telecommunications carrier to its large enterprise customers will require the ability to deliver all of the line item detail to support the summary billing information as well as the tools necessary to mine that data. Direct Insite's offering to this niche market includes the electronic presentation of invoices along with the tools to verify the detail behind the invoice. The Direct Insite offering is a "data centric" solution built on delivering summary billing information constructed from the underlying detail data contained in our d.b.Express database. Thus the supporting detail information, analysis and reporting tools are made available to the end user thus reducing costs for both provider and customer while improving customer service through customer self care. We believe that this is a critical component and a compelling reason to encourage companies to adopt electronic invoice presentment

     With respect to this ASP - managed services offering, Direct Insite generates revenue on a per- invoice basis, plus archiving and other added charges. The Company believes this should create a stable, recurring revenue stream in the future. As previously noted, the Company, during 2001 began providing custom engineering services for its customers.

     With respect to AMS, the company currently markets to the telecommunications industry as the initial and primary market for this suite of services. We believe we have identified an opportunity at the intersection of telecommunications back-office software and business intelligence software: the need to provide better information management tools for both carriers and their large enterprise customers. Direct Insite developed a front end product to integrate a presentment front end with d.b.Express, our high volume detail processing, reporting and analysis backend, to deliver a high volume "data centric" solution. With the acquisition of Platinum and the inclusion of the extensive line of software (AMS) that automate all back office functions including the important billing and rating function, Direct Insite now has a complete systems management solution based on the control of a single database, all of the functionality required to manage the back office workflow and the high volume information delivery system for demanding enterprise accounts that includes EBP&P.

     The acquisition of Platinum and their AMS carrier management system in May 2001 provides the Company with the complementary software products and telecommunications industry management experience to offer the necessary software tools to process the high volume of raw switch data to the electronically presented invoice complete with data mining - all on an outsource business model.


ASP - Managed Services

     Direct Insite offers a number of software applications, which are marketed as "managed services", formerly known as the server farm. The Company's competency is in the area of data mining in large, complex databases with hierarchical structures and the presentment of results in a highly visualized manner. The core technology to its suite of services is d.b.Express?. Our patented data base access technology is the host platform for the EBP&P, data mining and visualization, as well as call rating and billing applications.

d.b.Express

     Background

     d.b.Express has been in development for more than ten years. The Windows Version 1.0 of d.b.Express? was introduced in December, 1993, and the DOS version was introduced in late 1992. Windows Version 2.0, with significantly enhanced functionality based on user feedback, was introduced in the second quarter of 1994 and a Windows 95(R) Version was introduced in the third quarter of 1995. Windows NT(R), Internet Server and JAVA Applet versions were introduced in 1996 and 1997. Version 6.0 was released during the fourth quarter of 1999; significant new features include increasing the ability to interactively access, via the Internet, millions of records in a matter of seconds.

     d.b.Express is a software tool which assists end users in the retrieval and visualization of all types of data. It allows customers to access and analyze high volumes of technical and account information. With the patented data mining technology found in d.b.Express, high volumes of detailed information is presented in our unique interface known as a "Filescape". With d.b.Express, you may create a Graph, Report, or simply List your information for easy viewing. d.b.Express simplifies the preparation of traditional reports by giving you the ability to view the billing data interactively using simple point-and-click mouse operation. With d.b.Express, you are given the ability to drill down into the call detail information allowing you to identify data trends and "cause and effect" relationships in an interactive, graphical format.

     For the Internet

     d.b.Express has overcome a major Internet problem, that of high data volume and limited bandwidth, currently responsible for the lengthy delays associated with data downloading. This web based reporting and analysis system was introduced to deliver all of the functionality of d.b.Express for the desktop with the advantages of managing the monthly call detail records on a centralized information server that is accessible via the World Wide Web. The Web based information delivery via the Internet is preferable to CD-ROM because, in most instances, large volumes of hard drive space are required. d.b.Express runs in common web browsers such as Internet Explorer 5.X (and newer versions) plus Netscape Navigator 4.X (and newer versions). This enables the ability to interact with and report on large monthly billing period data via remote Internet access.

     Direct Insite provides an online, Internet based service offering that provides the following features and functions for the end user:

     - Summary View of Invoice. Enables the payer to view invoices from an aggregate level, thereby making it easier to see the total amount due and to download information.

     - Complex Presentment. (Data centric views). Data-centricity is the main selling point of this solution. Not only does the system offer summary views, it also provides users with in-depth itemizations, single data points, and consolidation of multiple products and services.

     - Data Mining and Visualization. Another benefit of data-centricity is the ability to apply d.b.Express data mining technology across the entire enterprise line item detail information not just a single operating unit or limited geographical area of the business. Additionally, the system provides a significant archiving capability such that 12 to 24 months of historical invoicing/charges can be data mined for trend and optimization opportunities. The results of the mining activity are presented in a highly visualized manner to the user.

     - Notification. Email notification is used for invoice alerts, disputes, workflow, administration, invoice status and payment timing.

     - Multi-tiered Accounts. Used for allocating portions of an invoice across complex, payer organizational structures.

     - Invoice Management. Enables the user to electronically route the invoice through the approval chain; passing the designated portions of an invoice to necessary parties for approval. This will also assist the user's ability to verify whether the approving se parties have received the invoice and if the portion has been reviewed, approved or disputed. We believe this to be a cost-saving feature.

     - Dispute Management. Includes automatic dispute resolution enabling the biller to establish a threshold below which a dispute is automatically cleared.

     - Payment and Remittance. Supports multiple payment options such as full payment, schedule payment and auto payment. The system also supports balance-forward accounting or open invoice accounting. Pre-scheduled payments are also supported by the system.

     - Billing Inquiry (or Trouble Ticket). Acts as a complaint service allowing customers to communicate problems to the biller.

     - Report Capabilities. Users can track orders, disputes, billing inquires, payments and system usage. This reporting function is driven by an online analytical processing (OLAP) tool that plugs into the user's database. This text reporting capability complements the graphical representation of results that is the output of the d.b.Express data-mining tool.

     - Invoice Format Support. Payers can choose how they would like to receive their invoices, via paper (PDF format) or electronically. From a usability and adoption rate perspective, the electronic form of the invoice is presented in a format that has a "look-n-feel" that is identical to that the customer may have been receiving in hard copy format. Options for electronic delivery include spreadsheet format such as Microsoft Excel. This functionality also applies to payments since the system allows for paper or electronic receipts.

     Advantages of d.b.Express

     All Data Indexed - Unlike traditional database products, our software indexes all data relationships, this eliminates the need to pre-determine what questions need to be answered. This facilitates analysis to discover the information normally hidden in summarized information and allows the user to "drill down" to the individual records to produce results. This is accomplished with our unique ability to visually present hundreds of millions of transaction records processed into our proprietary database.

     Graphics Driven - The data is delivered via the Internet with simple browser technology thus allowing any Internet user to manipulate huge databases in seconds.

     High Power / Low Cost - d.b.Express? enables users to analyze millions of records over the Internet without the need to first download the data being analyzed.

     Better Access to Information - d.b.Express? improves the accessibility of databases created by database management systems (DBMS) by eliminating the need to write queries in computer code and facilitates data searches through the use of graphical query tools. The Company believes that this results in more timely and better quality business decision-making.

     Broader Access to Information. - d.b.Express? enables a broader population within an organization to visually and interactively mine their data without the need or support from internal or external management information system (MIS) professionals. d.b.Express? performs these tasks faster than any DBMS because the software does not reread the database for each task; it only reads the summaries it has created.

     Ease of Use - d.b.Express? utilizes simple point and click technology, which enables the user to view and analyze data to the lowest level of detail. d.b.Express? provides powerful desktop functionality, via the Internet, that allows the exploration of data patterns, trends, and exceptions. Data searches, queries and analyses can be converted to sophisticated, simple to use presentations providing integrated business graphics and report writing capabilities.

     Interfaces With Leading Databases and Other Tools - d.b.Express? provides direct access to leading databases created by DBMS vendors and can be exported to popular spreadsheets, report writers, graphics packages and word processors.

     Integrates Data From Multiple Vendors - When d.b.Express? reads a database, it creates its own summaries of information through its proprietary process. Information contained in databases is formatted into d.b.Express's proprietary format. This permits users to access and compare information contained in enterprise-wide databases created by different vendors simultaneously in the d.b.Express' user-friendly environment.

     Works in Common Operating Environments - d.b.Express? operates in virtually all file server and peer-to-peer networking environments providing secure visual data mining functionality through Internet browsers.

     High Processing Speed - Once a database source has been processed, d.b.Express? employs proprietary matrix storage technology rather than rereading each data element in that database. The elimination of the rereading step through d.b.Express' proprietary process increases the speed of data access enabling ad-hoc analysis at a rate we believe is far faster than possible with any other system.

     Security, Access and Storage - In order to meet the archival requirements of customers, the Company produces CDs of each month's billing details. In order to provide this service, the Company has put into place two fully redundant data centers. The service is available 24 hours a day, 7 days a week, 365 days a year.

Disadvantages in regard to d.b.Express(TM) include the following:

     Lack of Established User-base and Acceptance of the Product - d.b.Express? is not yet widely used, which may defer acceptance. The Company believes its focus on large-scale users and its low capital and deployment cost could help overcome the lack of acceptance in the market place. There is no assurance that the Company will be successful in reaching its sales plan to gain adoption of the technology.

     Limited Resources to Market and Promote d.b.Express? - The Company has limited resources with which to market and promote d.b.Express?. Regardless of the unique patented aspects of the product, if the Company is not able to effectively market and promote the usage of the product, the successful dispersion of the product as a widely used access tool may not be achieved.

     Alternative Methods Available to Access Data and Potential New Technologies
- d.b.Express' access method is patented and innovative. However, alternative methods for accessing data exist, primarily text based search engines. We believe that many of the alternative methods require knowledge of specific database query languages. The Company is not aware of any alternative technology which can effect data searches with the speed, and without sophisticated programming skills, which, d.b.Express? provides; however, it is possible that new technologies will be developed which may effectively compete with d.b.Express?. If such new technologies are developed, they could negatively impact the Company's ability to successfully market and promote d.b.Express? on the Internet.

Electronic Bill Presentment and Payment - An Added Feature

     A significant feature within the managed services offering is EBP&P. In 2001 the Company entered into the Electronic Bill Presentment & Payment services business for the Business-to-Business ("B2B") market place with technology built upon our d.b.Express platform. This extension to our core product offering is well positioned to solve the two critical success factors/problems as defined by the Gartner Group that are inhibiting growth of this market - (1) complexity of deployment of such systems and (2) ability to integrate with a diversity of Accounts Payable systems. We believe that our system meets or exceeds all of the key market requirements to address the opportunity.

     Market research data published by the Gartner Group shows the worldwide market opportunity for EBP&P spending and the number of enterprise collectively associated with such spending. This is projected to be a high growth industry for the next several years and our product offering is targeted toward large enterprise "billers" that do business with large enterprise "payers" that require a system capable of delivering large numbers of invoices monthly along with the associated line item detail and not summary information.

Account Management System - "AMS"

     Direct Insite also markets Account Management System ("AMS"), which is marketed to communications carriers as an end-to-end Integrated Management
System  ("IMS")  supporting  most aspects of a Carriers'  relationship  with its customers. The primary functionalities of AMS fall into two major aspects; Billing -(the accumulation of detail transactions and service items that bill on a recurring basis, the pricing of those items and the generation of an invoice, paper or electronic, for those items), and Provisioning (the generation of information utilized to enable or disable services to specific customers in coordination with a customer order, available communications assets and network devices or other carriers which are utilized to provide a communications service). Within AMS is a secondary offering, Telecommunications Asset
Management System ("TAMS"). TAMS is marketed to enterprises which are large consumers of communications services. Utilizing substantially the same software assets in a modified presentation environment, TAMS allows the enterprise customer to maintain an inventory of its communications assets, manage and audit its relationship with the Carriers it purchases service from, allocate those costs throughout its organization and deliver that cost allocation via Web based reporting tools.These products are the result of integrating and upgrading the software assets of Platinum with db Express data visualization products and the electronic invoicing products. Upgrades and enhancements are being developed, which we expect will permit all aspects of each product to be accessible via the World Wide Web as well as standardize the "look and feel" within the product line. These efforts are scheduled for completion during the second quarter of 2002 and with substantial components already completed and generating revenue in 2001.

     The AMS software is arranged in Modules, a listing of each module and its primary feature sets follows:

Carrier Business Support Systems & Operations Support Systems BSS/OSS

     AMS is an internally developed and maintained system for the enterprise management of a Telecommunications Carrier. It is comprised of 10 major modules covering: 1) Customer Service (CSS), 2) Call Rating (CRS), 3) Activation Tracking (ATS), 4) Receivables Management (RMS), 5) Batch Processing (BPS), 6) Commission Tracking (CTS), 7) Database Management (DMS), 8) Cycle Billing (CBS),
9) Debit Card Management (DCS), and 10) Product Configuration (PCS). These systems each have an end-user interface and are supported by back-end processing programs, reports and utilities. All system data is maintained in a Relational Database Management System (RDBMS) such as Microsoft SQL Server, Oracle, or Sybase. The database independent AMS system utilizes a client/server approach operating on many different types of server operating systems and utilizing Windows based Personal Computers for the desktop. AMS is a truly scaleable system with the capability of the RDBMSs, which are available for Novell NetWare, WindowsNT Server, UNIX operating systems, and Mainframe operating systems.

Telecommunications Asset Management System --  the Large Enterprise Solution

     TAMS provides Enterprises with the command and control over their own telecom services to place the Enterprise at an advantage over their service providers. TAMS not only provides control of the invoice collection, it also provides end-user customer information including provisioning of new products and services, presentment of invoices electronically for manager level approval and interrogation, automatic general ledger integration and payment of invoices. TAMS also provides the capability to allow Enterprises to gain the advantage over their suppliers by utilizing telecommunication usage information to obtain better pricing and terms of service from all suppliers. The TAMS suite of products is designed to assist our customers in managing their telecom usage and related information.

     TAMS provides control over the monthly validation and approval process related to telecommunications services. By capturing the standard charges as a baseline inventory of services directly from the service providers prior to billing, Enterprises can identify overcharging and miss charging, before the monthly invoice is approved for payment. The added level of financial control provides the Enterprise with the systematic methodology to aggressively manage financial health as it relates to telecommunications cost components. The TAMS application layer provides the systematic means to link invoiced services to budgeted expenditure levels.

TAMS also allows:

-    Access to all end-user information via a Web based interface

- Delivery of invoices electronically to approving managers via a Web based interface

-    Approval or "Payment" of invoices electronically via a Web based interface

SALES AND MARKETING

     In addition to the Company's internal sales staff, it has three major channels to market: direct sales, partners and agents. A technical sales support group supports these channels.

Direct Sales

     In January 2001, the Company began to increase its direct and channel sales resources. As a result it employed a seasoned executive formerly with IBM, who has more than 20 years of sales and management expertise in managing internal sales as well as developing new sales channels. The Company now employs three full-time sales people. In addition, Company executives are heavily involved in both new client development and expansion of existing accounts.

Partners

     Direct Insite will pursue relationships with companies who either provides complementary products and services to the carriers, integrated services providers and enterprises targeted by Direct Insite or provide a means for the Company to enter new vertical markets.

Agents

     Direct Insite has two agents on contract and anticipates expanding this network with experienced organizations in the telecommunications industry, who will assist the Company in its ongoing efforts to prospect and qualify opportunities with integrated services providers and carriers for the telecommunications solutions offering.

RESEARCH AND DEVELOPMENT

     The computer software industry is characterized by rapid technological change, which requires ongoing development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or changes in manufacturers' hardware and software so require.

     The Company believes that its research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of December 31, 2001, the Company's research and development group consisted of 29 employees (45%). Further, when needed, the Company frequently retains the services of independent professional consultants. The Company seeks to recruit highly qualified employees, and its ability to attract and retain such employees will be a principal factor in its success in maintaining a leading technological position. For the three years ended December 31, 2001, 2000, and 1999, research and development expenses were approximately $2,734,000 $4,278,000, and $10,525,000, respectively. The Company's research and development expenditures relating to its core technology, d.b.Express and managed services were approximately $2,450,000, $2,600,000, and $5,650,000 for the three years ended December 31, 2001, 2000 and 1999, respectively. The Company believes that investments in research and development are required in order to remain competitive.

COMPETITION

     Many of the Company's current and potential competitors have greater name recognition, larger installed customer bases, longer operating histories, and substantially greater financial, technical and marketing resources than the Company. The Company cannot assume that current and potential competitors will not develop products that may be or may be perceived to be more effective or responsive to technological change than are the Company's current or future products or that the Company's technologies and products will not be rendered obsolete by such developments. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes that its primary competitors are Amdocs, Lucent Technologies, Daleen Technologies, ADC, InfoDirections, Profitec, Data Beacon, Callvision and DigiMine.

     In the area of business intelligence software its primary competitors are Business Objects, Cognos and MicroStrategy.

EMPLOYEES

     The Company had 65 employees, all in the United States, at December 31, 2001, including 18 in marketing, sales and support services, 34 in technical support, (including research and development) and 13 in corporate finance and administration. The future success of the Company will depend in part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense, and the Company has experienced turnover in its management group. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

PATENTS AND TRADEMARKS

     The Company has two federally registered trademarks,  which it relies upon:
"d.b.Express? and "dbACCEL?. In addition, the Company received a patent for the proprietary aspects of its d.b.Express technology in 1994, and a second, expanded patent on that technology in 1995, which broadened the claims regarding the product's graphical interface and indexing. No assurance can be given that the Company's patents and copyrights will effectively protect the Company from any copying or emulation of the Company's products in the future.

     Notwithstanding the efforts the Company takes to protect its proprietary rights, existing trade secret, copyright, and trademark laws afford only limited protection. Despite our efforts to protect our proprietary rights and other intellectual property, unauthorized parties may attempt to copy aspects of our products, obtain and use information that we regard as proprietary or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. In addition, our competitors might independently develop similar technology or duplicate our products or circumvent any patents or our other intellectual property rights.

Item 2.         PROPERTIES

     The Company currently maintains leased facilities in the locations listed below:


Description             Location       Square Footage     Lease term        Annual Rental Cost
-----------             --------       --------------     ----------        ------------------
Corp Headquarters       Bohemia, NY        10,000        7/1/94 - 6/30/02        $201,600
Texas office            Dallas, TX          3,000       8/15/01 - 8/31/06         $74,000
Co-location facility    Newark, NJ         Note 1        2/1/01 - 1/31/04        $235,200

Note 1. The Company is obligated under the terms of an agreement with its major customer to maintain its redundant / co-location IBM site. The redundant facility provides the Company with, among other things, switches, routers, racks, connections to Internet network access points, at a variety of bandwidths, various levels on monitoring, and access to problem management support.

     The Company has an option to extend its lease in Bohemia, New York for two years.

Item 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 2001.

                                    PART II

Item 5.         MARKET FOR REGISTRANT'S COMMON STOCK

        The Company's common stock has been traded on NASDAQ SmallCap market since September 23, 1992. The following table sets forth the high and low sales prices for the Company's common stock by the fiscal quarters indicated, as adjusted to reflect our one-for-fifteen reverse stock split on May 7, 2001.

                                       High             Low
                                       ----             ---
2000:
    First Quarter                     $40.310         $22.035
    Second Quarter                     22.500          10.320
    Third Quarter                      16.875          10.320
    Fourth Quarter                     15.938           4.699

2001:
    First Quarter                       7.035           3.285
    Second Quarter                      5.140           1.633
    Third Quarter                       2.840           1.900
    Fourth Quarter                      1.990           0.990

2002
    First Quarter                       1.690           1.000


     As of February 28, 2002, there were 3,083 shareholders of record. The Company estimates that there are approximately 10,700 shareholders whose shares are held in the name of their brokers or stock depositories.

     In February 2000, the Company declared a dividend of $1.50 per share (aggregating approximately $2 million) to its shareholders of record on March 15, 2000, and paid May 1, 2000.

     The Company does not presently anticipate declaring any dividends for the foreseeable future.

     The following securities of the Company were issued during the fiscal quarter ended December 31, 2001:

Recent Sale of Unregistered Securities

     During the fourth quarter, the Company issued shares of its common stock as follows:

- Its Board of Directors agreed to accept in lieu of cash compensation for services on various committees, a total 17,380 shares of common stock, valued at $18,250;

-    Fees to several consultants aggregating 193,334 shares valued at $203,000;

- The Company settled obligations to several of its vendors with 82,572 shares of common stock valued at $84,500.

Item 6.         SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the five fiscal years ended December 31, 2001,2000,1999, 1998 and 1997 are derived from the Company's audited financial statements. To better understand the following financial information, investors should also read the "Management's Discussion and Analysis of Operations." This data should also be read in conjunction with the consolidated financial statements of the Company, related notes, and other financial information included elsewhere in this Form 10-K. All numbers are in thousands, except per share amounts.

     In August, 1998, Softworks completed a public offering, after which the Company's ownership interest was reduced to approximately 72%. In April, 1999, the Company's ownership of Softworks was reduced below 50%, and accordingly, commencing April 1, 1999, Softworks' results are accounted for using the equity method of accounting and are no longer consolidated. See Note 3 to the Consolidated Financial Statements that provides pro forma consolidated financial information as if the sale of Softworks was consummated as of the beginning of the two years ended December 31, 2000, and 1999.

Consolidated Statement of Operations Data:

                                                         Year Ended December 31,
                                            2001       2000       1999       1998       1997
                                            ----       ----       ----       ----       ----
Revenue                                   $3,785     $2,120    $24,640    $61,988    $29,738
Cost of Revenue                              806        322     13,044     21,018      3,663
                                          ------     ------    -------    -------    -------
Gross Margin                               2,979      1,798     11,596     40,970     26,075
                                          ------     ------    -------    -------    -------
Research and Development                   2,814      4,278     10,525     11,193      8,785
Sales and Marketing                        2,532      4,644     17,417     28,496     17,033
General and Administrative                 3,778      5,505     11,472     12,718      9,111
Amortization and Depreciation                985        871      4,738      4,207      2,386
Non-recurring Restructure Charge               -     15,176          -          -          -
Unusual Charges                                -          -          -          -        686
                                          --------------------------------------------------
Total Operating Expenses                   10,109    30,474     44,152     56,614     38,001
                                          --------------------------------------------------
Operating loss                             (7,130)  (28,676)   (32,556)   (15,644)   (11,926)
Gain on Sale of Softworks                       -    47,813     17,107     28,785          -
Equity in Earnings of Softworks                 -         -        512          -          -
Gain on Sale of ComputerCOP in 2000
   and Maplinx in 1997                          -     8,534          -          -        813
Other-Than-Temporary Decline in
  Investment in NetWolves                    (150)  (29,737)         -          -          -
Corporation
Interest Charge Pertaining to Discount
   on Convertible                               -      (354)         -          -     (1,288)
Debenture
Loss on sales of NetWolves common stock    (3,666)        -          -          -          -
Other (Expense) Income, net                  (288)      724        316       (485)        16
Minority Interest in Earnings of Softworks      -         -        (46)    (1,361)         -
                                          --------------------------------------------------
(Loss) Income Before Provision for
  Income Taxes                            (11,234)   (1,696)   (14,667)    11,295    (12,385)
Benefit From/(Provision For) Income Taxes     622   (10,040)     9,095     (1,748)         -
                                          --------------------------------------------------
Net (Loss) Income                        $(10,612) $(11,736)   $(5,572)    $9,547   $(12,385)
                                          ==================================================
Basic Net (Loss) Income per Share          $(5.88)   $(8.23)    $(4.08)     $8.70    $(16.65)
                                          ==================================================
Diluted Net (Loss) Income per Share        $(5.88)   $(8.23)    $(4.08)     $8.40    $(16.65)
                                          ==================================================
Cash Dividends Declared per Share              $0     $1.50      $4.35         $0         $0
                                          ==================================================
Basic Weighted Average Common Shares
  Outstanding                               1,804     1,426      1,364      1,102        744
                                          ==================================================
Diluted Weighted Average Common
  Shares Outstanding                        1,804      1,426      1,364      1,135       744
                                          ==================================================
                                                         Year Ended December 31,
                                            2001       2000       1999       1998       1997
                                            ----       ----       ----       ----       ----
Consolidated Balance Sheet Data:
Cash and Cash Equivalents                  $1,359   $10,851    $ 1,852    $ 8,176     $  778
Working Capital                             1,673     9,693     22,846     27,569      1,412
Total Assets                                7,790    18,253     30,024     91,902     39,298
Long Term Debt, Less Current Portion          595       924          -      1,403      1,395
Minority Interest                               -         -          -      8,503          -
Shareholders' Equity                        4,106    10,538     24,486     34,016      9,667

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Direct Insite Corp. and its subsidiaries (hereinafter referred to as "Direct Insite" or the "Company"), primarily operate as an application service provider ("ASP") which today, markets an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation and payment ("EBP&P") as well as visual data analysis and reporting tools delivered via the Internet for our customers. Direct Insite now has integrated with its core technology, d.b.Express?, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet, Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company which markets its integrated proprietary back office software solutions, Account Management Systems ("AMS") to the telecommunications industry either as a license or as an ASP. The Company and Platinum completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. Further, as an added source of revenue, the Company, during 2001, began providing custom engineering services for its customers.

     Currently, IBM Global Services, the Company's largest customer, (representing approximately 82.2% of year 2001's revenue) utilizes its core technology, d.b.Express? to allow their large enterprise customers to mine their respective high volume telecommunications data uncovering call abuse, deliver cost allocation by usage, provide for network planning, budgeting and the identification of significant trends in calling patterns.

     During  the  year  2001,  due to  negligible  revenue  and as  part  of its continuing effort to reduce costs and strive towards achieving operating profitability, the Company halted all marketing efforts of its Global Telecommunications Services ("GTS") offering.

Seasonality/Quantity Fluctuations

     Revenue from managed services generally is not subject to fluctuations or seasonal flows. However, the Company believes that revenue derived from custom engineering, will have a significant tendency to fluctuate.

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

Financial Condition and Liquidity

     During the year 2001, the Company incurred an operating loss of $7,130,000 and used $8,007,000 in operating activities. However, as a result major reductions in spending, due in large part through the implementation of the restructure plan put in affect in 2000, the Company was able to reduce its operating loss by $21,546,000 from year 2000's loss of $28,676,000 as well as reduce cash used in operating activities approximately $14,760,000 from a year ago.

     Cash requirements of the Company have, in the past, been primarily funded through the sale of Softworks common stock, which included a series of separate transactions that included an initial public offering of Softworks in 1998, a private placement of Softworks common stock owned by the Company, a second public offering of Softworks in June 1999 and the sale of its remaining position in January 2000. Additional cash requirements for years 2001 and 2000 were derived from the sale of Netwolves common stock and the sales of Convertible Debentures in 2000. Further, during 2001 the Company raised $500,000 from the sale of its own common stock to its Chairman.

     As discussed above, the Company implemented a restructure plan during the first quarter of 2000. At December 31, 2001, the remaining cash requirement is $786,000, $294,000 is payable over the next twelve months, and $492,000 is payable thereafter through March 2005. See "Results of Operations" and Note 14 to the Consolidated Financial Statements for further details.

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

     During 2001, the Company purchased $790,000 of additional equipment, predominantly for use in the Company's data centers. Additionally, the Company obtained the AMS technology through its acquisition of Platinum; the Company expended approximately $109,000 of net cash for this acquisition.

     In February 2001 the Company made an equity investment of $500,000 in Voyant Corp. The investment is reflected on the Company's balance sheet as a non-marketable security. Additionally, in November 2001, the Company acquired 15,680,167 shares of Voyant in exchange for 60,000 shares of NetWolves common stock fair valued at $156,000. Further, as part of an anti-dilution protection clause in the initial investment agreement, the Company is entitled to approximately 46,000,000 additional shares, which will increase the Company's ownership in Voyant to approximately 10.5%. Voyant is a privately held company, and accordingly, through December 31, 2001, the investment has been reflected on the Company's balance sheet as a non-marketable security, at cost. The Company recently began providing administrative services to Voyant and will begin charging Voyant $5,000 per month effective January 1, 2002; the value of these services is not readily determinable. The Company's Chairman is also the Chairman of Voyant. As a result of the foregoing, the Company believes that it has achieved a level of influence such that the Company expects to account for Voyant using the equity method commencing January 1, 2002.

     At December 31, 2001, the Company owned 298,500 shares of NetWolves common stock with a quoted market value $1,209,000 ($4.05 per share). During March and April 2002 the Company sold 120,000 shares receiving net proceeds of approximately $236,000. On April 5, 2002 the Company owned 178,500 shares, the quoted market value of the NetWolves common stock was $2.40 per share, aggregating $428,400.

     As discussed above and as detailed in the Consolidated Statement of Cash Flows, during the year ended December 31, 2001, the Company received net proceeds of $2,834,000 from the sale of NetWolves common stock and $500,000 from the sale of the Company's common stock, while utilizing $3,751,000 to repay the Debentures, $8,007,000 in operating activities (including $1,483,000 toward the restructuring), resulting in a cash balance of $1,359,000 as of December 31, 2001.

     Management's current short-term plan is primarily focused on achieving operating profit by successfully marketing innovative software products and services that capitalize on the Company's patented technologies. To achieve its goals, the Company has restructured its operations, which reduced its operating expenses, while continuing to market managed services, as well as continue to expand its custom engineering service. Additionally, the Company intends to increase revenue from the products and services acquired from Platinum. The Company is continually reviewing its long-term business strategy.

     The Company is continually striving to achieve positive cash flows from operations. Significant components within the Company's plan include but are not limited to:

- The March 2000 restructure plan, which significantly reduced operating expenses;

-    Expanding the Company's products and services;

- Materially improving its sales efforts through expanding its marketing staff;

- In 2002, the Company entered into a new ASP agreement with International Business Machines Corporation ("IBM"), which will enable IBM to provide an electronic invoice to their customers;

- The Company generated in excess of $800,000 in custom engineering fees in 2001 and believes that this revenue should continue into 2002;

- The Company also acquired Platinum Communications, Inc. (Note 3), which broadened the Company's product offerings. Management believes this acquisition significantly enhances the Company's current market strategy by allowing it to capitalize on the growing trend for outsource services within the communications sector;

- As an additional measure to reduce the Company's use of cash, a payroll rate reduction program was in effect October 1, 2001 through March 31, 2002. This plan reduced executive compensation 20% and the remainder of the work force incurred a 10% reduction;

- The Company was unable to generate revenue from its GTS product offering and ceased marketing this product offering and eliminated all associated costs;

- In October 2001, the Company also entered into an Accounts Receivable Purchase Agreement, which has provided an additional source of liquidity;

- In January, 2002, the Company's Chairman loaned $250,000 to the Company. This loan is due January, 2005 and bears interest at 5.0% annually.

- Subsequent to year-end the Company raised an additional $362,000 through the sale of its common stock to members of its Board of Directors, senior management and other non-related parties. Additionally, the Company has obtained a commitment from its Chairman, other members of the Board of Directors as well as its executive officers, in which they will provide up to $750,000 for working capital purposes, if needed.

     Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand, the sale of the remainder of its NetWolves common stock, as well as obtaining additional debt and/or equity financing should provide adequate funding through at least December 31, 2002. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company would be forced to significantly reduce its operating expenses, which could have an adverse effect on future revenue generation.

     The Company's primary market is Telecommunications. It has been estimated that over $600 billion a year globally, and over $269 billion domestically was spent last year, with the largest percentage growth occurring in the wireless arena ($37 to $48 billion), which emphasizes that the telecommunications industry is lucrative and attractive. The Company believes it can provide both the provider as well as the end- user, with products and services that offer improved service as well as valuable information. Internet and wireless communications are introducing change to an industry that is already undergoing structural change (fiber optic cable vs. copper), deregulation, globalization, and technology. With the tremendous increase in call detail records (CDR) and data packets (DP) that will travel over wired and wireless networks, the Company believes that it is well positioned to benefit from these market conditions with its software and services offerings.

Results of Operations

        Fiscal 2001 Compared to Fiscal 2000

     For the year ended December 31, 2001, total revenue increased 78.5% or $1,665,000, to $3,785,000 when compared to the year ended December 31, 2000. During 2001, revenue from ASP fees for its managed services offering amounted to

$2,506,000 or nearly two-thirds (66.2%) of the Company's revenue, a $459,000 (22.4%) increase in same source revenue over the prior year. This increase is primarily the result of new / expanded services with International Business Machines Corporation ("IBM"). During the second half of 2001, the Company entered into a new agreement with IBM wherein for a per transaction fee, the Company enables IBM to present invoices to a portion of its customers via the Internet. This EBP&P offering has since been expanded to include additional functionality. In March 2002, the parties signed a new agreement, which allows IBM to expand this EBP&P offering to more of its customers, both domestic and international. The Company continues to provide data analysis and reporting services for IBM's telecommunications customers.

     During 2001, the Company began providing custom integration / engineering services. Revenue generated from this offering aggregated $814,000 for the year ended December 31, 2001. Management believes that revenue generated from custom engineering services should continue into 2002. The Company further believes that revenue generated from engineering services is the precursor to added recurring revenue sources. In an effort to better serve its customers, the Company built a fully redundant facility within an IBM co-location center, the purpose of which is to ensure virtual zero down time.

     IBM is currently the Company's largest customer, accounting for approximately 82.2% of total revenue or $3,110,000 and $1,707,000, or 80.5% of total revenue for 2001 and 2000, respectively. Further, the Company is presently investigating entry into new specific markets for these managed services.

     Included in total revenue for 2001, is $465,000 generated by Platinum. (See
Note 3). In May 2001 the Company completed the acquisition of Platinum, which developed and markets an integrated proprietary suite of back office software solutions, known as AMS to the telecommunications industry as an ASP.

     Included in revenue for 2000, is $31,000 related to ComputerCOP, which was sold during the first quarter of 2000. (See Note 3)

     For the year ended December 31, 2001, cost of revenue attributable to managed services was $406,000 or 16.2% on respective revenue, approximately one percentage point higher than the previous year. Cost of revenue, associated with recently acquired AMS revenue was 16% or approximately $74,000. The most significant components of managed services cost of revenue and AMS cost of revenue include direct labor associated with processing call detail records, Internet connectivity costs and various overhead allocations, rent, utilities and telephones. Costs relating to custom engineering fees aggregated to $326,000 or 40.0% and consisted primarily of direct labor plus related employee benefits, travel and consulting fees. The Company believes that it will be able to maintain the cost to revenue ratio during the coming year. For the year ended December 31, 2000, the Company also incurred cost of revenue of $46,000 relating to ComputerCOP. There is no depreciation or amortization included in cost of revenue.

     Research and development expenses consist primarily of salaries and related costs (benefits, travel, training) for developers, sales application engineers, quality control / quality assurance and documentation personnel. It also includes consultants as well as applicable overhead allocations. Overall, when comparing the full year 2001 with full year 2000, the Company reduced its research and development expenses by $1,464,000. However, included in 2000 were costs associated with the development of a multi-media display station. Pursuant to the restructuring plan put in place during March 2000, the Company ceased development of the multi-media display station. As a result, there are no expenses attributable to this project in 2001, thereby creating a reduction of $1,793,000 when compared to 2000. Offsetting this decrease was $284,000 incurred as a result of the acquisition of Platinum. With respect to ASP- managed services, the Company continues to upgrade, improve and enhance its current products and services. As a result, development expenses directly attributable to managed services increased over prior year by $45,000. Management believes that it is critical to maintain a qualified personnel staff and, further to continue to enhance as well as develop new and innovative services and products. As such, it is likely that these costs could increase in future periods.

     Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. Sales and marketing expenses decreased $2,112,000 to $2,532,000 for the year ended December 31, 2001, when compared to $4,644,000 for the year ended December 31, 2000. The major factor for this decrease was the restructure plan, which included, among other items, the elimination of $690,000 related to consultants' fees, $333,000 reduction in travel and entertainment expenses, and $397,000 in reduced staffing levels. Further, as part of the restructure plan, there was a reduction of expenses of $597,000 as a result of a contractual arrangement wherein the Company no longer is responsible for the marketing efforts relating to the multi-media display station. The Company has also reduced by nearly $124,000 its advertising and promotional costs and $55,000 and $40,000 related to auto expense and telephone expense, respectively. An additional component of the reduction is the sale of ComputerCOP in the first quarter 2000, which created a savings of $210,000. These reductions were offset by an increase of $136,000 of expenses attributable to the sales and marketing efforts of the Company's GTS offering as well as $410,000 to the Company's newly acquired subsidiary, Platinum. As a result of minimal revenue generated by GTS, we have decided to no longer market this product offering. As such, sales and marketing costs associated to the GTS product offering which totaled $366,000 during 2001 will not reoccur in future periods.

     General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead. Expenses decreased $1,727,000 to $3,778,000 for year ended December 31, 2001, when compared to the year ended December 31, 2000. Major factors contributing to this decrease include, among other things, the cost savings generated by the implementation of the restructure plan in 2000, which resulted in net reductions in wages and related benefits of approximately $928,000. In additional the Company was able to reduce legal expenses $479,000, reduced its travel and entertainment by $147,000, and eliminated or reduced its dependency on financial consultants by $196,000. These reductions were offset by $113,000 attributable to the Company's newly acquired subsidiary, Platinum. It should be noted that general and administrative costs associated to the GTS product offering, which totaled $104,000 for the year ended December 31, 2001 will not reoccur in future periods as a result of management's decision to no longer market this product offering.

     Amortization and depreciation expenses increased $114,000 when comparing the years ended December 31, 2001 and 2000, respectively. The increase is primarily attributable to the purchase of property and equipment during the respective periods and amortization of intangibles associated with Platinum.

     Gain on sale of Softworks of $47,813,000 during 2000 represents the gain associated with a tender offering for the purchase of Softworks common stock made by EMC Corporation, which was completed on January 27, 2000. (See Note 3)

     Gain on sale of ComputerCOP assets held for sale of $8,534,000 during 2000 represents the gain associated with an agreement dated February 10, 2000 for the sale of the ComputerCOP subsidiary to NetWolves Corporation. (See Note 3).

     During the year ended December 31, 2001, the Company sold 466,500 shares of NetWolves common stock in the open market, 1,000,000 shares in a private transaction, and exchanged 110,000 shares for various services, resulting in a net loss on sales of approximately $3,666,000. During 2001 and 2000, the Company determined that there was an other-than-temporary decline in the carrying value of its investment in NetWolves. As such, the Company recorded an unrealized loss of $150,000 and $29,737,000, respectively, in the Consolidated Statements of Operations (See Note 8).

     As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000, the Company recognized a taxable gain in the first quarter of 2000 and utilized approximately $36,000,000 of its net operating loss carryforwards ("NOLs"). The Company's tax provision for year ended December 31, 2000, of $10,040,000, consisted of deferred tax expense of $9,197,000 and current tax expense of $843,000, which was primarily based upon the alternative minimum tax. The

Company's tax benefit for the year ended December 31, 2001 was approximately $622,000. The tax benefit is generated from the Company's ability to carryback capital losses to obtain a refund of a portion of the alternative minimum taxes paid for 2000. The Company currently has $49 million of NOLs available to be utilized in 2002 that expire through 2021. While usage of these NOLs could be limited pursuant to Internal Revenue Code Section 382 as a result of future changes in control (if any), the Company currently expects that usage of its NOLs will result in nominal current income tax expense in the foreseeable future. The Company has not recorded a deferred income tax benefit from these NOLs, since it has provided a valuation allowance due to the uncertainty of their realization.

     Fiscal 2000 Compared to Fiscal 1999

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

                      Direct Insite Corp. and Subsidiaries
            Pro Forma Condensed Consolidated Statements of Operations

                         For the year ended December 31,
                                 ( in thousands)

                                                   2000            1999
                                                   ----            ----
                                                 (Actual)       (Pro-forma)
Revenue
  Software licenses, net                         $    31         $   607
  Maintenance                                         42              42
  Managed services                                 2,047           1,436
  Professional services                                -          12,297
                                                 -------         -------
                                                   2,120          14,382
  Cost of Revenue
  Software licenses                                   11             242
  Maintenance                                          -               -
  Managed services                                   311             317
  Professional services                                -          11,721
                                                 -------         -------
                                                     322          12,280
                                                 -------         -------
  Gross margin                                     1,798           2,102
                                                 -------         -------
  Research and development costs                   4,278           8,025
  Sales and marketing costs                        4,644          12,476
  General and administrative costs                 5,505          10,281
  Non-recurring restructuring charge              15,176               -
  Amortization and depreciation                      871           4,028
                                                 -------         -------
                                                  30,474          34,810
                                                 -------         -------
  Operating loss                                 (28,676)        (32,708)
  Gain on partial disposition of Softworks        47,813          17,107
  Gain on sale of ComputerCOP                      8,534               -
  Other-than-temporary decline in Investment in
  NetWolves                                      (29,737)              -
  Other                                              370             874
                                                 -------         -------
  Loss before income taxes                        (1,696)        (14,727)
  (Provision for) benefit from income taxes      (10,040)          9,155
                                                 -------         -------
  Net loss                                      $(11,736)        $(5,572)
                                                 =======         =======

     The following discussion dealing with the results of operations for the two years ended December 31, 2000 and December 31, 1999 are based on the operating results as presented in the above table.

     During 2000, the Company's primary source of revenue was generated from managed services. For the year ended December 31, 2000, total revenue decreased by $12,262,000, as compared to the year ended December 31, 1999. In January, 2000, the Company elected to significantly curtail operations of its business unit, marketed as professional services, which primarily resold computer hardware and assisted in the design, and installation of technology systems. For the year ended December 31, 1999, this business unit had one major contract involving two major customers, with combined revenue of $12,297,000. However, this business unit generated low margins, and operated in a highly competitive and volatile business arena. Accordingly, management elected to significantly curtail the operations of this unit, as it does not coincide with its short and long-range business plans. The Company did not have any other sales contracts. In February 2000 the Company sold the ComputerCOP Corp subsidiary accounting for a decrease in the software license revenue of $576,000. For the year ended December 31, 2000 managed services revenue was $2,047,000,an increase of $611,000 or 43% over the prior year.

     Managed services generates higher gross margin than the hardware reselling business. Managed services cost of revenue consists primarily of the direct labor associated with processing call detail records. The cost of revenue related to the resale of computer hardware consisted primarily of amounts paid to the Company's suppliers for goods and services. While managed services revenue for 2000 increased 43% when compared to 1999, cost of revenue as a percentage of managed services revenue, decreased to 15.2% in 2000 from 22.1% in 1999. The Company believes that the cost of revenue associated with managed services revenue is not directly proportional. As such, as revenue increases, costs, as a percentage of revenue, should decrease. The depreciation of managed services's hardware is included in "Amortization and depreciation."

     Research and development expenses include costs for the development of the multi-media display station (until the project was halted by the restructuring plan), salaries and related costs for software developers, quality assurance and documentation personnel involved in the Company's research, development and maintenance efforts. Costs attributable to the development of the multi-media display station was $3,826,000 for the year ended December 31, 1999, and decreased by $2,033,000 to $1,793,000 for the year ended December 31, 2000. Pursuant to the restructuring plan, the Company ceased development of this project in the first quarter of 2000, thereby eliminating these development costs. With respect to managed services, when comparing 2000 and 1999, the Company reduced its development costs by $1,714,000. However, the Company believed that costs attributable to further enhancing product and services offerings, porting the technology to a LINUX platform and development costs directly associated with the co-location facility could result in increases to overall research and development expenses during 2001.

     Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. For the year ended December 31, 2000, expenses decreased by $7,832,000 to $4,644,000 when compared to $12,476,000 for the same period last year. Included in this decrease were reductions pursuant to the restructuring plan including $3,151,000 related to consultants' fees; $626,000 to reduced staffing levels; reductions of approximately $3,696,000 due to the sale of ComputerCOP; $167,000 reduction in travel and entertainment expenses; and $194,000 pertaining to efforts to market the multi-media display station. Offsetting these decreases was $230,000 of expenses attributable to the Company's new consulting service. Management believed that, overall, this category would significantly decrease as a result of the restructure plan.

     General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead. Expenses decreased $4,776,000 to $5,505,000 for the year ended December 31, 2000, when compared to the year ended December 31, 1999. Major factors contributing to the decrease include, among other things, various savings directly attributable to the restructure plan, such as staff reductions, reduced legal expenses and the reduction in the retention of financial consultants. The Company anticipated recognizing additional reductions during 2001.

        As discussed above, the Company implemented a restructure plan during the first quarter of 2000. As a result, for the year ended December 31, 2000, the Company recorded a non-recurring restructuring charges of $15,176,000 related to the termination of 53 employees, retirement packages for certain Company officers and directors, and the termination of certain long-term consulting contracts and operating leases. The Company anticipated that the cost-saving initiatives would continue into 2001 and could result in additional charges.

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

     As a result of the Company's sale of its remaining interest in Softworks in January 2000 and the sale of its ComputerCOP technology in February 2000, the Company recognized a taxable gain in the first quarter of 2000 and utilized approximately $36,000,000 of its net operating loss carryforwards. The Company's tax provision for year ended December 31, 2000, of $10,040,000, consisted of deferred tax expense of $9,197,000 and current tax expense of $843,000, which was primarily based upon the alternative minimum tax.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8.  FINANCIAL STATEMENTS

     The financial statements and exhibits to Form 10 - K are included beginning on page F-1 and are indexed under Items 14(a), and 14 (b) respectively.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
         AND FINANCIAL DISCLOSURE

     Previously disclosed.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers

     As of April 1, 2002, the names, ages and positions of the directors and executive officers of the Company are as follows:


Name                   Age        Position                              Committee Member
----                   ---        --------                              ----------------

James A Cannavino       57      Chairman of the Board of Directors      Audit, Compensation
Charles Feld            60      Member of the Board of Directors        Compensation
Dennis Murray           56      Member of the Board of Directors        Audit
Carla Stovall           45      Member of the Board of Directors        Audit
Warren Wright           42      Chief Executive Officer
Anthony Coppola         47      President
George Aronson          53      Chief Financial Officer, Secretary


     James A. Cannavino has been our Chairman of the Board since March 2000. Mr. Cannavino also has been the Chairman of Voyant Corporation since February 2000. From September of 1997 to April of 2000 he was elected non-executive Chairman of Softworks, Inc (a wholly owned subsidiary of Computer Concepts), which went public and was later sold to EMC. Mr. Cannavino was also the Chief Executive Officer and Chairman of the Board of Directors of CyberSafe, Inc., a corporation specializing in network security from April 1998 to July 2001. In August, 1995, he was hired as President and Chief Operating Officer of Perot Systems
Corporation. In 1996 was elected to serve as Chief Executive Officer through July 1997 During his tenure at Perot, he was responsible for all the day-to-day global operations of the company, as well as for strategy and organization. Prior to that he served as a Senior Vice President at IBM, responsible for strategy and development. Mr. Cannavino's career worked over thirty years at IBM beginning in 1963. Mr. Cannavino led IBM's restructuring of its $7 billion PC business to form the IBM PC Company. He also served on the IBM Corporate Executive Committee and Worldwide Management Council, and on the board of IBM's integrated services and solutions company. . He also was a board member for three IBM joint-venture companies, including Prodigy Services, Inc.; Digital Domain, Inc.; and NewLeaf Entertainment. Mr. Cannavino presently serves on the Boards of the National Center for Missing and Exploited Children, the International Center for Missing and Exploited Children, Verio , and is Chairman of Artimas International. He recently was Chairman of the Board of Marist College in Poughkeepsie, New York and continues to serve on the board. Mr. Cannavino will serve on the Board until the next annual meeting of Shareholders.

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

     Dr. Dennis J. Murray has been President of Marist College since 1979. Early in his tenure, he identified the importance of technology in higher education and made it one of the central themes of his administration. He developed an innovative joint study with the IBM Corporation, which resulted in Marist becoming one of the nations most technologically advanced liberal arts colleges. Marist was one of the first colleges or universities in the country to have a fully networked campus, and currently operates on an IBM G5 S/390 system. Dr. Murray has been a strong supporter of the Linux operating system and recently initiated a Linux Research and Development Center at Marist. Dr. Murray serves on the boards of the Franklin and Eleanor Roosevelt Institute, McCann Foundation, and the Greenway Conservancy for the Hudson River Valley, which oversees the National Heritage Area. He is also the author of two books on nonprofit management, editor of three books on government and public affairs, and co-author of a guide to corporate-sponsored university research in biotechnology. Mr. Murray has been a member of the Board of Directors since March 2000, and will serve in such capacity until the next annual meeting of the shareholders.

     Carla J. Stovall has been the Attorney General for the State of Kansas since 1994. Attorney General Stovall also currently serves as Vice President of the National Association of Attorneys General and will become the Association's president in 2001. She is also a member of the Board of Directors of the American Legacy Foundation, the national Center for Missing and Exploited Children, the National Crime Prevention Council and the Council of State Governments. In addition, she is a member of the Board of Governors of the University of Kansas School of Law and a member of the Kansas Children's Cabinet. Attorney General Stovall recently was honored with the Distinguished Service to Kansas' Children Award. Ms. Stovall has been a member of the Board of Directors since April 2000, and will serve in such capacity until the next annual meeting of the shareholders.

     Warren Wright was appointed CEO effective December 2000 after serving as a sales and marketing consultant to the Company since July, 1999. Prior to his joining the Company, Mr. Wright had been a marketing consultant based in New York for four years, providing consulting services to several e-commerce and technology companies including Voyant Corp., Direct Media Networks and Laguna Corporation. Prior to consulting, Mr. Wright was Sr. Vice president - Sales and Marketing for King Products, a Canadian based manufacturer of advanced multi-media telecommunication products and software. Mr. Wright was responsible for strategic alliances and the expansion of distribution internationally. Prior to his tenure at King products, Mr. Wright developed and sold a direct media advertising publication and also served as Marketing Manager for Westcan Electrical Manufacturing (a division of Siemens AG). Mr. Wright holds a degree in Economics from the University of Western Ontario and completed graduate work at Ohio University.

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

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation with respect to the Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered for the year ended December 31, 2001.

                                                      Summary Compensation Table


                                           Annual Compensation                  Long-Term Compensation
                                   ----------------------------------      -------------------------------
                                                                           Restricted     Securities
Name and                  Fiscal                        Other Annual       Stock Awards   Underlying
Principal Position        Year     Salary     Bonus     Compensation        (2)(3)(5)     Options/Warrants
----------------------------------------------------------------------------------------------------------
Warren Wright (1)(5)       2001   $184,000    $     --       --             $  25,000        25,000
Chief Executive            2000     90,000          --       --                    --            --
   Officer                 1999     20,000          --       --                    --            --

Anthony Coppola(2)(4)(5)   2001   $181,000    $ 37,000       --             $  50,000        15,000
President                  2000    154,000      95,000       --                    --         7,600
                           1999    136,000     200,000       --               218,000           667

George Aronson(2)(3)       2001   $166,000    $     --       --             $      --        15,000
Chief Financial Officer    2000    175,000          --       --               500,000         6,667
                           1999    170,000     150,000       --               382,000            --

Arnold Leap(2)             2001   $169,000   $      --       --              $ 17,000        15,000
Chief Technology Officer   2000    126,000      31,000       --                    --         9,667
                           1999    112,000          --       --                62,000         2,333

Footnotes
---------

(1)  Mr. Wright was appointed CEO November 30, 2000.

(2) The Company granted cash bonuses in 1999, to Messrs. Aronson and Coppola in the amounts of $150,000 and $200,000, respectively. Mr. Coppola received $218,000 in the form of the Company's common stock. The remainder of Mr. Aronson's 1999 bonus consists of restricted shares of Softworks common stock. Mr. Leap received 3,000 shares of Softworks common stock in 1999.

(3)  In February  2000, Mr.  Aronson  received  25,000 shares of common stock of
     Netwolves Corporation that was valued at $20 per share at the time of grant.

(4)  Mr. Coppola was appointed President in March 2000.

(5) The Company granted stock bonus' in 2001 to Messrs. Wright, Coppola and Leap in the amounts of $25,000, $50,000and $17,000, respectively. Mr. Coppola also received a $37,000 cash bonus in 2001.


Option/SAR Grants in Last Fiscal Year
-------------------------------------

     During 2001 the following options grants were made to the named executive officers:

     The hypothetical value of the options as of their date of grant has been calculated using the Black- Scholes option-pricing model, as permitted by SEC rules, based upon various assumptions, which include: expected volatility of 74.1%, risk free interest rate of 5.79% and expected lives of 1.00 to 4.50 years. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." It should be noted that this model is only one method of valuing options, and the Company's use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

                                % of Total
                                Options
                 Number of      Granted                                      Hypothetical
                 Options        Employees          Exercise    Expiration    Value at
Name             Granted        in Fiscal Year     Price       Date          Grant Date
----            ----------      --------------     --------    -----------   -------------

Warren Wright     25,000            9.7%            $ 1.63      04/30/06       $20,000
Anthony Coppola   15,000            5.8%              1.63      04/30/06        12,000
George Aronson    15,000            5.8%              1.63      04/30/06        12,000
Arnold Leap       15,000            5.8%              1.63      04/30/06        12,000


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option Values

     The following table set forth certain information with respect to stock option exercises by the named executive officers during the fiscal year ended December 31, 2001, and the value of unexercised options held by them at fiscal year-end.

                                                         Number of Unexercised        Value of Unexercised
                                                           Options at Fiscal          In-the-Money Options
                                                               Year End               At Fiscal Year End (1)
                   Shares Acquired        Value
  Name              on Exercise (#)     Realized ($)   Exercisable  Unexercisable   Exercisable   Unexercisable
  ----             ----------------     ------------   -----------  -------------   -----------   --------------

Warren Wright            --                 --            12,500        12,500        $   --          $   --
Anthony Coppola          --                 --            20,284        10,033            --              --
George Aronson           --                 --            24,167         7,500            --              --
Arnold Leap              --                 --            15,697        10,500            --              --

Footnotes
---------

(1) Market Value of the Company's Common stock on December 31, 2001, was $1.27. There were no in the money options at year-end.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 25, 2002, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

                                Common Stock               Rights to Acquire               Total Beneficially
                                Beneficially          Beneficial Ownership Through            Owned as % of
Name of Beneficial Owner           Owned            exercise of Options Within 60 Days    Outstanding Shares (2)
------------------------        ------------        ----------------------------------    ----------------------

James Cannavino                   414,023                     86,833                               15.0%
Charles Feld                      112,618                     11,667                                3.8
Dennis Murray                      65,440                     11,667                                2.4
Carla Stovall                      14,470                     11,667                                 *
Warren Wright                      34,761                     40,833                                2.3
Anthony Coppola                    38,018                     53,650                                2.8
George Aronson                     10,200                     45,000                                1.7
All Officers and Directors
as a Group (7 persons)            689,530                    261,317                               27.0%
-------

* = Less than 1% Footnotes

(1) The address of the holder is 80 Orville Drive, Suite 200, Bohemia, New York 11716.
(2) Based upon 3,259,932 outstanding as of March 25, 2002, plus outstanding options exercisable within 60 days owned by above named parties.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 2001, the Company acquired 2,000,000 shares of Voyant Corporation, a private company, through an equity investment of $500,000.
Additionally, in November 2001, the Company acquired 15,680,167 shares in exchange for 60,000 shares of NetWolves common stock, with a value of $156,000. Further, as part of an anti-dilution protection clause in the initial investment agreement, the Company is entitled to approximately 46,000,000 additional shares, which will increase the Company's ownership in Voyant to approximately 10.5%. The Company recently began providing administrative services to Voyant and will begin charging Voyant $5,000 per month effective January 1, 2002; the value of these services is not readily determinable.

     On August 21, 2001, the Company privately sold 212,766 restricted shares of its common stock at $2.35, a premium to the market price, to its Chairman for an aggregate consideration of $500,000.

     In January 2002, the Company entered into a two-year services agreement with its Chairman. During the first year of this agreement, compensation will consist of 180,000 restricted shares of the Company's common stock. During the second year of this agreement compensation shall consist of a monthly fee of $15,000. Further, the Chairman shall receive 240,000 stock options, which vest ratably during months one through twenty-four of the term of this Agreement. The stock options shall have an exercise price equal to the closing price of the Company's common stock as indicated on NASDAQ on that date of this agreement.

     In January 2002, the Company sold 344,524 shares of the Company's common stock at market in a private placement for $1.05 per share or an aggregate of $361,750. The participation of the Company's executive officers and directors were as follows:

        Charles Feld            Director          100,000 shares
        Dr. Dennis Murray       Director           50,000
        Warren Wright           C.E.O.              9,524
        Anthony Coppola         President           1,905
        George Aronson          C.F.O.              3,333

     In January 2002, the Company's Chairman loaned the Company $250,000. The term of the loan is three years and bears interest at 5.0% payable quarterly in arrears.

                                    PART IV


Item 14. (a) 1.   FINANCIAL STATEMENTS                             Page
                                                                   ----

Report of Independent Certified Public Accountants                  F-1

Consolidated Balance Sheets
December 31, 2001 and 2000                                          F-2

Consolidated Statements of Operations
Years Ended December 31, 2001, 2000 and 1999                        F-4

Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2001, 2000 and 1999                        F-5

Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999                        F-8

Notes To Consolidated Financial Statements                          F-10


14. (a). 2.   -   SCHEDULES

NONE



4. (a). 3.    -   EXHIBITS

3.1 (a) Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)

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

3.2 By-Laws. (Incorporated by reference to Exhibit 3(d) to the Company's Form S-1 Registration Statement).(1)

4.1 Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Company's Form S-1 Registration Statement).(1)

4.2 Rights Agreement dated as of August 28, 2001 between the Company and Manhattan Transfer Registrar Company, as Rights Agent. (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated August 28, 2001.

10.1 Directors, Officers and Consultants 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on June 28, 1995).

10.2  Employees 1993 Stock Option Plan  (Incorporated by reference to Exhibit
      4.2 to the Company's Registration Statement on Form S-8 filed on June 28, 1995).

10.3 1995 Incentive Stock Plan (Incorporated by reference to Exhibit 5 to the Company's Proxy Statement filed on January 29, 1996).

10.4  2000 Stock Option Plan.

10.5  2001 Stock Option/Stock Issuance Plan.

10.6  2001-A Stock Option/Stock Issuance Plan.

10.7  2002 Stock Option/Stock Issuance Plan.

10.8 Lease Extension Agreement between Atrium Executive Center and the Company (Incorporated by reference to Exhibit 10 (g) (ii) to the Company's Annual Report on Form 10-K for the year ended December 31,
      1993).

10.9 Offer to Purchase dated December 23, 1999, among Eagle Merger Corp., EMC Corporation and the Company (Incorporated by reference to Exhibit 1 to the Company's Form 8-K filed on February 9, 2000).

10.10 Indemnification Agreement dated December 21, 1999, among EMC Corporation, Eagle Merger Corp. and the Company (Incorporated by reference to Exhibit 2 to the Company's Form 8-K filed on February 9,
      2000).

10.11 Indemnification Agreement dated December 21, 1999, between Softworks, Inc. and the Company (Incorporated by reference to Exhibit 3 to the Company's Form 8-K filed on February 9, 2000).

10.12 Escrow Agreement dated December 21, 1999, among EMC Corporation, Eagle Merger Corp., the Company and State Street Bank and Trust Company, Inc. as escrow agent (Incorporated by reference to Exhibit 4 to the Company's Form 8-K filed on February 9, 2000).

10.13 Exchange Agreement, dated February 10, 2000, among the Company, NetWolves Corporation and ComputerCOP Corp. (Incorporated by reference to Exhibit
      10.1 to the Company's Form 8-K filed on March 2, 2000).

10.14 Agreement and Plan of Merger by and among Platinum Acquisition Corp., the Company, Platinum Communications, Inc., Kevin Ford and Ken Tanoury dated May 10, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001).

10.15 Employment Agreement between the Company and Kevin Ford dated May 10, 2001 (Incorporated by reference to Exhibit 10.2 to the Company's Report on
      Form 10-Q for the quarter ended June 30, 2001).
..
10.16 Employment Agreement between the Company and Ken Tanoury dated May 10, 2001 (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001).
..
10.17 Employment Agreement between the Company and Anthony Coppola dated December 1, 2001.

10.18 Services Agreement between the Company and James A. Cannavino dated January 18, 2002.

16.1 Dismissal of Independent Auditors. (Incorporated by reference to Form 8-K dated May 29, 1997).

16.2 Engagement of New Independent Auditors. (Incorporated by reference to Form 8-K dated June 3, 1997).

23(a) Consent of Markum & Kliegman, LLP.

----------
(1) Filed with Form S-1, Registration Statement of the Company Reg. No 3-47322 and are incorporated herein by reference.


14. (b).   -   REPORTS ON FORM 8-K

None

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April 2002.

                                    DIRECT INSITE CORP.

                                        /s/ Warren Wright
                                    By: ______________________________________
                                        Warren Wright, Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 12, 2002 the following persons in the capacities indicated:

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

/s/ George Aronson
________________________                Chief Financial Officer
George Aronson

/s/ Charles Feld
________________________                Director
Charles Feld

/s/ Dennis J. Murray
________________________                Director
Dennis J. Murray

________________________                Director
Carla J. Stovall

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 2001, 2000 and 1999

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                    CONTENTS


                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 F-1


FINANCIAL STATEMENTS
 Consolidated Balance Sheets                                           F-2 - F-3
 Consolidated Statements of Operations                                       F-4
 Consolidated Statement of Shareholders' Equity                        F-5 - F-7
 Consolidated Statements of Cash Flows                                 F-8 - F-9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-10 - F-43

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors and Shareholders
Direct Insite Corp.
Bohemia, New York


We have audited the accompanying consolidated balance sheets of Direct Insite Corp. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Direct Insite Corp. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ Marcum & Kliegman LLP

February 28, 2002
Woodbury, New York

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                           December 31, 2001 and 2000


                                     ASSETS

                                                          2001           2000
                                                      ---------------------------
CURRENT ASSETS
--------------
 Cash and cash equivalents                             $1,359          $10,851
 Accounts receivable, net of allowance for
  doubtful accounts of $53 and $70 in 2001 and
  2000, respectively                                    1,098              260
 Investment in NetWolves Corporation                    1,209            4,922
 Prepaid expenses and other current assets              1,096              451
                                                       ------          -------

       Total Current Assets                             4,762           16,484


PROPERTY AND EQUIPMENT, net                             1,278            1,140
----------------------

SOFTWARE COSTS, net                                       508               --
--------------

INVESTMENT IN NON-MARKETABLE SECURITIES                   656               --
---------------------------------------

OTHER ASSETS                                              586              629
------------                                           ------          -------

       TOTAL ASSETS                                    $7,790          $18,253
                                                       ======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                           December 31, 2001 and 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                          2001           2000
                                                      ---------------------------
CURRENT LIABILITIES
-------------------
 Accounts payable and accrued expenses                 $  2,057       $  1,715
 Restructuring costs payable, current portion               294          1,526
 Due to bank                                                448             --
 Current portion of long-term debt                          290             --
 Convertible debentures, net of discount of $305             --          2,695
 Income taxes payable                                        --            855
                                                      ----------     ---------
       Total Current Liabilities                          3,089          6,791

OTHER LIABILITIES
-----------------
 Long-term debt, net of current portion                     103             --
 Restructuring costs payable, long-term                     492            924
                                                     ----------      ---------
       TOTAL LIABILITIES                                  3,684          7,715
                                                     ----------      ---------

COMMITMENTS AND CONTINGENCIES
-----------------------------
SHAREHOLDERS' EQUITY
--------------------
 Common stock, $.0001 par value; 150,000,000 shares
    authorized;  2,472,866 and 1,449,871 shares
    issued in 2001 and 2000, respectively; and
    2,401,828 and 1,425,500 shares outstanding
    in 2001 and 2000, respectively                           --             --
 Additional paid-in capital                             104,573        103,569
 Unearned compensation                                       --           (115)
 Accumulated deficit                                   (100,114)       (89,502)
 Accumulated other comprehensive loss                       (25)        (3,086)
                                                     ----------      ---------
                                                          4,434         10,866
 Common stock in treasury, at cost;  24,371 shares
   in 2001 and 2000                                        (328)          (328)
                                                     ----------      ---------
       TOTAL SHAREHOLDERS' EQUITY                         4,106         10,538
                                                     ----------      ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $    7,790      $  18,253
                                                     ==========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


              For the Years Ended December 31, 2001, 2000 and 1999


                                                   2001              2000             1999
                                              ---------------- ----------------- ----------------
REVENUE                                            $   3,785        $   2,120          $ 24,640
COST OF REVENUE                                          806              322            13,044
                                                   ---------        ---------          --------
       GROSS MARGIN                                    2,979            1,798            11,596
                                                   ---------        ---------          --------
OPERATING EXPENSES
  Research and development                             2,814            4,278            10,525
  Sales and marketing                                  2,532            4,644            17,417
  General and administrative                           3,778            5,505            11,472
  Amortization and depreciation                          985              871             4,738
  Non-recurring restructuring charge                      --           15,176                --
                                                   ---------        ---------          --------
       TOTAL OPERATING EXPENSES                       10,109           30,474            44,152
                                                   ---------        ---------          --------
       Operating Loss                                 (7,130)         (28,676)          (32,556)

OTHER INCOME (EXPENSE)
  Gain on sale of Softworks                               --           47,813            17,107
  Equity in earnings of Softworks                         --               --               512
  Minority interest in earnings of Softworks              --               --               (46)
  Gain on sale of ComputerCOP                             --            8,534                --
  Loss on sales of NetWolves common stock             (3,666)              --                --
  Other-than-temporary decline in Investment in
    NetWolves                                           (150)         (29,737)               --
  Interest income (expense), net                        (363)             370               316
  Other income (expense)                                  75               --                --
                                                   ---------        ---------          --------
Loss Before BENEFIT FROM (Provision FOR)
    income taxes                                     (11,234)          (1,696)          (14,667)

Benefit FROM (Provision for) Income Taxes                622          (10,040)            9,095
                                                   ---------        ---------          --------
NET LOSS                                            $(10,612)        $(11,736)          $(5,572)
                                                   =========        =========           =======
BASIC AND DILUTED NET LOSS PER SHARE                  $(5.88)          $(8.23)           $(4.08)
                                                   =========        =========           =======
Basic and diluted weighted average
    COmmon shares oustanding                           1,804           1,426              1,364
                                                   =========        =========           =======

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                                    Accumulated
                              Common Stock   Additional                                Other                  Total    Comprehensive
                                              Paid-in      Unearned   Accumulated  Comprehensive Treasury Shareholders'    Income
                           Shares  Amount     Capital    Compensation   Deficit        Loss        Stock      Equity       (Loss)
                           ---------------------------------------------------------------------------------------------------------
BALANCE - January 1,
  1999                     1,289   $  --     $106,517       $  --      $ (72,194)     $  (307)    $  --      $ 34,016

 Common stock and options
   issued for services        96      --        2,353          --             --           --        --         2,353

 Dividend declared            --      --       (6,000)         --             --           --        --        (6,000)

 Acquisition of treasury
   stock                     (16)     --           --          --             --           --      (393)         (393)
 Currency translation
   adjustment                 --      --           --          --             --           42        --            42      $     42

 Marketable securities
   valuation adjustment       --      --           --          --             --           40        --            40            40


 Net loss                     --      --           --          --         (5,572)          --        --        (5,572)      $(5,572)
                           -----   -----     --------       -----      ---------      -------     -----     ---------       -------
     Total Comprehensive
        Loss                                                                                                                $(5,490)
                                                                                                                            =======

BALANCE - December 31,
  1999 (Forward)           1,369   $  --     $102,870       $  --      $ (77,766)     $  (225)    $(393)    $  24,486
                           -----   -----     --------       -----      ---------      -------     -----     ---------

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                                    Accumulated
                              Common Stock   Additional                                Other                  Total    Comprehensive
                                              Paid-in      Unearned   Accumulated  Comprehensive Treasury Shareholders'    Income
                           Shares  Amount     Capital    Compensation   Deficit        Loss        Stock      Equity       (Loss)
                           ---------------------------------------------------------------------------------------------------------
BALANCE - December 31,
  1999 (Forward)           1,369   $  --     $102,870       $  --      $ (77,766)     $  (225)    $ (393)    $ 24,486

 Common stock and options
   issued for services       108      --        3,541          --             --           --         --        3,541

 Repayment of Officers'
  Loans                      (28)                (923)         --             --           --         --         (923)

 Dividend declared            --      --       (2,184)         --             --           --         --       (2,184)

 Retirement of treasury
  stock                       --      --         (393)         --             --           --        393           --

 Acquisition of treasury
  stock                      (24)     --           --          --             --           --       (328)        (328)

 Discount on convertible
   debentures                 --      --          658          --             --           --         --           658

 Unearned compensation on
   option grants              --      --           --        (115)            --           --         --          (115)

 Marketable securities
valuation
   adjustment                 --      --           --          --             --       (2,861)        --        (2,861)     $(2,861)


 Net loss                     --      --           --          --        (11,736)          --         --        (11,736)    (11,736)
                           -----   -----     --------      ------      ---------      -------     ------       --------    --------
    Total Comprehensive Loss                                                                                               $(14,597)
                                                                                                                           ========
BALANCE - December 31,

  2000 (forward)           1,425   $  --     $103,569      $ (115)     $ (89,502)     $(3,086)    $ (328)      $ 10,538
                           -----   -----     --------      ------      ---------      -------     ------       --------

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                    Accumulated
                              Common Stock   Additional                                Other                  Total    Comprehensive
                                              Paid-in      Unearned   Accumulated  Comprehensive Treasury Shareholders'    Income
                           Shares  Amount     Capital    Compensation   Deficit        Loss        Stock      Equity       (Loss)
                           ---------------------------------------------------------------------------------------------------------
BALANCE - December 31,
  2000 (Forward)           1,425   $  --     $103,569        $ (115)    $(89,502)     $(3,086)    $ (328)    $ 10,538

 Common stock issued for
   services                  571      --          797            --           --           --         --          797


 Common stock issued for
  cash                       212      --          500            --           --           --         --          500

 Common stock issued for
    Platinum acquisition      66      --          137            --           --           --         --          137
 Common stock issued for
    settlement of
    restructuring
    liabilities              110      --          181            --           --           --         --          181
 Common stock issued for
    settlement of
    litigation                17      --           47            --           --           --         --           47

 Unearned compensation on
   option grants              --      --           --           115           --           --         --          115

 Discount on convertible
   debentures settled with
   cash                       --      --         (658)           --           --           --         --         (658)


 Marketable securities
valuation
   adjustment                 --      --           --            --           --        3,061         --        3,061       $ 3,061


 Net loss                     --      --           --            --      (10,612)          --         --      (10,612)      (10,612)
                           -----   -----     --------         -----    ---------      -------     ------     --------       -------
    Total Comprehensive Loss                                                                                                $(7,551)
                                                                                                                            =======
BALANCE - December 31,
  2001                     2,401   $  --     $104,573         $  --    $(100,114)     $   (25)    $ (328)    $  4,106
                           =====   =====     ========         =====    =========      =======     ======     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

              For the Years Ended December 31, 2001, 2000 and 1999

                                                      2001             2000              1999
                                                ----------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $(10,612)         $(11,736)       $  (5,572)
 Adjustments to reconcile net loss to net
    cash used in operating activities
      Amortization and depreciation:
         Property and equipment                           929               807            1,020
         Software costs                                    77                --            1,940
         Excess of cost over fair value of net
           assets acquired                                 --                --            1,951
         Other                                              3                 3                3
      Non-cash interest charge pertaining to the
           discount on convertible debentures             346               353               --
      Provision for doubtful accounts                      74                62               --
      Common stock and options exchanged for
           services                                       912             3,426            2,353
      NetWolves common stock exchanged for services
         and for settlement of restructuring charges       --             2,000               --
      Softworks common stock exchanged for services        --                --            4,814
      Gain on disposition of Softworks                     --           (47,813)         (17,107)
      Minority interest and equity in earnings of
         Softworks                                         --                --             (466)
      Gain on sale of ComputerCop, net of $500,000
         of NetWolves common stock exchanged for
         legal services                                    --            (8,534)              --
      Loss on sale and other-than-temporary decline in
         investment in NetWolves Corporation            3,816            29,737               --
      Deferred income tax expense (benefit)                --             9,197           (8,907)
      Accounts receivable                                (824)              121           17,341
      Inventories                                          --                --              169
      Prepaid expenses and other current assets          (680)              465            1,786
      Other assets                                         43              (337)             144
      Accounts payable and accrued expenses               247            (3,731)          (1,669)
      Restructuring costs payable                      (1,483)            2,450               --
      Deferred revenue                                     --               (42)          (1,399)
      Income taxes payable                               (855)              805           (2,043)
                                                   ----------          --------        ---------
             NET CASH USED IN OPERATING
              ACTIVITIES                             $ (8,007)         $(22,767)       $  (5,642)
                                                   ----------          --------        ---------

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                 (in thousands)

              For the Years Ended December 31, 2001, 2000 and 1999

                                                          2001              2000              1999
                                                    ----------------- ----------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Expenditures for property and equipment             $   (790)           $   (602)         $  (1,499)
  Software development and technology purchases             --                  --               (230)
  Net cash paid in the acquisition of Platinum
     (net of $15 cash acquired)                           (109)                 --                 --
  Proceeds from the license of technology                   --                  --                400
  Reduction in cash resulting from excluding
     Softworks from the consolidated financial
     statements                                             --                  --             (6,759)
  Cash used in the ComputerCop/NetWolves
     transaction (including $2,072 of cash expenses)        --             (22,572)                --
  Investment in NetWolves Corporation                       --              (4,500)                --
  Investment in non-marketable securities                 (500)
  Advances from (to) officers, net                          --                 899               (821)
  Proceeds from the sale of NetWolves common
     stock                                               2,834                  --                 --
  Proceeds from the sale of Softworks common
     stock (net of $3,316 of expenses in 2000)              --              58,142             17,676
                                                     ---------           ---------          ---------
       NET CASH PROVIDED BY INVESTING
        ACTIVITIES                                       1,435              31,367              8,767
                                                     ---------           ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net proceeds from sales of common stock                  500                  --                 --
  Repayments of (net proceeds from) convertible
   debentures                                           (3,751)              2,911                 --
  Advances from bank, net                                  448                  --                 --
  Acquisition of treasury stock                             --                (328)              (393)
  Payment of dividend                                       --              (2,184)            (6,000)
  Repayments of long-term debt, net                       (117)                 --             (3,056)
                                                     ---------           ---------          ---------
       NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                            (2,920)                399             (9,449)
                                                     ---------           ---------          ---------
       NET (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS                            (9,492)              8,999             (6,324)

CASH AND CASH EQUIVALENTS - Beginning                   10,851               1,852              8,176
-------------------------                            ---------           ---------          ---------
CASH AND CASH EQUIVALENTS - Ending                   $   1,359           $  10,851          $   1,852
-------------------------                            =========           =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business
         ------------------

     Direct Insite Corp. and subsidiaries (the "Company"), primarily operate as an application service provider ("ASP"), which markets an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation as well as visual data analysis and reporting tools delivered via the Internet for its customers. The Company's core technology is d.b.Express?, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In 2001, the Company acquired Platinum Communications, Inc. ("Platinum", see Note 3), a Dallas, Texas based company which markets integrated business and operational support systems to the telecommunications industry primarily as an ASP; marketed as Account Management Systems ("AMS"). Further, as an added source of revenue, the Company, during 2001, began providing custom engineering services to its customers. These newly assembled product offerings enable the Company to provide comprehensive services from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. The Company operates fully redundant data centers located at its main office in Bohemia, N.Y. and in Newark, NJ.

     In 2000,  the  Company  began  offering a new  consulting  service,  Global
     Telecommunications Services ("GTS"). For a fee, this offering, which utilized d.b.Express, would analyze long distance, data and wireless communication needs; assist in the negotiation of telecommunication contracts and monitor ongoing carrier contract compliance. During the fourth quarter of 2001, as a result of minimal revenue, the Company decided it would no longer market these services.

     The most significant portion of the Company's operations had historically (through 1999) been conducted through one of its subsidiaries, Softworks, Inc. ("Softworks"). Through Softworks, the Company developed, marketed and supported systems management software products for corporate mainframe data centers. Softworks was wholly owned by the Company through June 29, 1998, and majority owned through March 31, 1999. On January 27, 2000, the Company sold its remaining interest to EMC Corporation for approximately $61 million in cash, before expenses (see Note 3).

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Nature of Business, continued
         ------------------

     During 1997 through 1999, the Company resold and installed computer hardware. In 1999, this business unit had one major contract, involving two customers, which was completed in 1999. The Company does not currently have any other sales contracts and is no longer marketing this product.


NOTE 2 - Significant Accounting Policies
         -------------------------------

     Common Stock Split
     ------------------

     On May 4, 2001, a one-for-fifteen reverse stock split was declared effective for shareholders of record as of the close of business on May 7, 2001. The effect of the stock split has been retroactively reflected in the financial statements and notes thereto. Par value and authorized shares remain unchanged at $.0001 and 150,000,000 shares, respectively.

     Principles of Consolidation and Equity Method
     ---------------------------------------------

     The consolidated financial statements include the accounts of Direct Insite Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Effective April 1, 1999, when the Company's ownership interest in Softworks, Inc. ("Softworks") (see Note 3) was reduced below 50%, the Company began accounting for Softworks using the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of Softworks' earnings or losses was included in the Company's consolidated operating results in a single line item, until Softworks was sold in January 2000. The separate public ownership of Softworks is reflected in the consolidated results of operations as minority interest through March 31, 1999.

     Revenue Recognition
     -------------------

     The Company records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin No. 101, regarding revenue recognition in the financial statements. In some circumstances, the Company enters into arrangements whereby it is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on fees for each element agreed to by the Company and their customer. The Company recognizes revenue related to the delivered products or services only if:

          -- Any undelivered products or services are not essential to the functionality of the delivered products or services;

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Significant Accounting Policies, continued

     Revenue Recognition, continued
     ------------------------------

          -- Payment for the delivered products or services is not contingent upon delivery of the remaining products or services;

          -- The Company has an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services and it is probable that such amount is collectible;

          -- There is evidence of the fair value for each of the undelivered products or services;

          -- Delivery of the delivered element represents the culmination of the earnings process.

          The following are the specific revenue recognition policies for each major category of revenue.

               ASP and AMS Services
               The Company provides transactional data processing services to its customers. Revenue from these services is recognized as performed.

               Custom Engineering Services
               The Company recognizes revenue for custom engineering services using the percentage of completion method. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized when the customer accepts such milestones. Costs related to uncompleted milestones are deferred and included in other current assets (amounting to $128,000 at December 31, 2001).

          Cost of Revenue
          ---------------
          Cost of revenue in the consolidated statements of operations is presented exclusive of amortization and depreciation shown separately.

          Property and Equipment
          ----------------------
          Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the terms of the respective leases or the service lives of the related assets, whichever is shorter. Capitalized lease assets are amortized over the shorter of the lease term or the service life of the related assets.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Significant Accounting Policies, continued

     Software Costs
     --------------
     Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at their estimated fair value. Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. The useful life of the software acquired in the Platinum acquisition is 5 years. Amortization of software costs begins when products become available for general customer release. Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying consolidated statements of operations.

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

     Earnings per Share
     ------------------
     The Company displays earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be antidilutive.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Cash and Cash Equivalents
     -------------------------
     The Company considers all investments with original maturities of three months or less to be cash equivalents.

     Marketable Securities
     ---------------------
     Marketable securities, which are classified as "available for sale", are valued at fair market value. Unrealized gains or losses are recorded net of income taxes as accumulated other comprehensive income in shareholders' equity, whereas realized gains and losses are recognized in the Company's consolidated statements of operations using the first-in, first- out method. Other-than-temporary declines in the value of marketable securities are also recognized as a loss in the consolidated statements of operations.

     Advertising and Promotional Costs
     ---------------------------------
     Advertising and promotional costs are reported in "Sales and marketing" expense in the consolidated statements of operations and are expensed as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $37,000, $90,000 and $2,994,000, respectively. Advertising expense in 1999 included $2,746,000 of expense related to ComputerCop.

     Research and Development
     ------------------------
     Research and development is expensed as incurred.

     Reclassifications
     -----------------
     Certain reclassifications have been made to the consolidated financial statements shown for the prior years in order to have them conform to the current year's classifications.

     Concentrations and Fair Value of Financial Instruments
     ------------------------------------------------------
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable. At December 31, 2001, the Company has cash investments of approximately $1,359,000 at one bank. Concentrations of credit risk with respect to accounts receivable are disclosed in Note 20. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

     Use of Estimates
     ----------------
     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Disclosures that are particularly sensitive to estimation include management's plans, as disclosed in Note
     17. Actual results could differ from those estimates.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     New Accounting Pronouncements
     -----------------------------
     During the period ended March 31, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS No. 133 did not have any material impact on the financial statements of the Company.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized, but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning in 2002, and is not expected to have a material impact on the financial statements of the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting model for long- lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company will adopt SFAS No.144 in 2002 and is still evaluating the effect on the Company's financial position.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3  Acquisitions and Dispositions
        -----------------------------

     Platinum Communications, Inc.
     -----------------------------
     On May 10, 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum.

     The purchase price of Platinum approximated $281,000, which consisted of $50,000, and 66,667 shares of common stock (valued at $138,000, based on the quoted market price at the time of the acquisition) and $93,000 of acquisition costs. The Company issued an additional 46,667 shares of its common stock and placed them in escrow (not reflected as outstanding common stock), that are to be released to the former shareholders of Platinum, subject to certain performance provisions (as defined), in various increments through April 2004; 15,556 shares were earned and will be issued effective January 1, 2002, valued at $20,000 which will be added to the cost of the acquisition. In addition, two key employees of Platinum have entered into three-year employment agreements with the Company, with an aggregate base compensation of $300,000 per annum and options to purchase an aggregate of 20,000 shares of the Company's common stock vesting over three years, with an exercise price of $2.06, the fair market value on the date of the grant. Further, as part of their employment agreements, the two key employees can, based upon achieving certain performance goals, earn an aggregate of $300,000 in employee incentive bonuses.

     The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were fair valued at the date of acquisition and the results of operations are included in the consolidated financial statements of the Company, commencing May 1, 2001. An allocation of the fair value of the assets acquired and liabilities assumed is as follows:

     Purchase price:
       Direct Insite common stock issued                    $137,334
       Cash consideration                                     50,000
       Acquisition costs                                      73,266
                                                            --------
                                                            $260,600
                                                            ========
     Allocation of purchase price
         Current assets                                     $103,633
         Software technology                                 584,376
         Property and equipment                              103,520
         Current liabilities                                (405,409)
         Non-current liabilities                            (125,520)
                                                           ---------
                                                            $260,600
                                                            ========

                                      F-16

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Acquisitions and Dispositions, continued
         -----------------------------

     Platinum Communications, Inc., continued
     -----------------------------

     The following unaudited pro forma financial information has been prepared as if the acquisition of Platinum were consummated as of the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of the results that may occur in the future. (In thousands except per share data):

                                                       Year Ended December 31,
                                                        2001             2000
                                                     --------------------------

     Revenue                                         $    4,012       $    3,406

     Expense                                             11,408           32,358
                                                     ----------       ----------
                                                         (7,396)         (28,952)

     Other (expense) income, net                         (3,352)          16,940
                                                     ----------       ----------
     Net loss                                          $(10,748)        $(12,012)
                                                     ==========       ==========
     Basic and diluted net loss per share                $(5.89)          $(8.05)
                                                     ==========       ==========
     Weighted average common shares outstanding           1,826            1,493
                                                     ==========       ==========

     Internet Tracking & Security Ventures, LLC and NetWolves Corporation
     --------------------------------------------------------------------
     On June 30, 1998, pursuant to an Asset Purchase and Sale Agreement, the Company acquired certain software and related sales and marketing rights from Internet Tracking & Security Ventures, LLC ("ITSV") in exchange for
     126,667 restricted shares of the Company's common stock and 1,000,000 restricted shares of common stock of the Company's then wholly owned subsidiary, Softworks.

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

     Pursuant to an agreement dated February 10, 2000, on February 14th, the Company sold its recently formed subsidiary, ComputerCOP Corp. to NetWolves Corporation ("NetWolves", traded on the NASDAQ SmallCap Market under the symbol "WOLV") in exchange for 1,775,000 shares of NetWolves common stock. The assets of ComputerCOP Corp. included the ComputerCOP technology (and certain related assets including inventory) and $20.5 million in cash. The transaction was treated as a sale of the ComputerCOP technology for

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Acquisitions and Dispositions, continued
         -----------------------------

     Internet  Tracking  & Security  Ventures,  LLC and  NetWolves  Corporation,
     --------------------------------------------------------------------------
     (continued)
     750,000 shares valued at $15 million and the purchase of 1,025,000 shares from NetWolves for $20.5 million. Additionally, the Company purchased 225,000 shares from certain NetWolves shareholders for $4.5 million. The sale of the Company's ComputerCOP technology resulted in a pre-tax gain of $8,534,000, net of $2,572,000 of expenses, recorded in the first quarter of 2000. The $40,000,000 value of the 2,000,000 shares of NetWolves stock was determined based upon the quoted market price of the NetWolves stock at the time the transaction was agreed to and announced ($20 per share) and was also based on a fairness opinion obtained from the Company's investment banker. In May 2000, the Company's Chairman of the Board was appointed to the NetWolves Board of Directors (also see Note 8).

     Softworks, Inc.
     ---------------
     In October 1993, the Company completed the acquisition of all of the common stock of Softworks. Softworks provided systems management software products for mainframe data centers. The purchase price approximated $5,700,000.

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

     Additionally, in 1998, the Company exchanged 1,877,700 shares of Softworks common stock for services rendered and sold 1,000,000 restricted shares of Softworks common stock in a private placement in exchange for a $5,000,000 full recourse promissory note. The note was timely paid in full in the first quarter of 1999.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - Acquisitions and Dispositions, continued
         -----------------------------

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

     -- Softworks completed a second public offering of 3,900,000 shares of its common stock at a price of $10.50 per share (less underwriting fees and commissions of $.63 per share) as follows: 1,000,000 shares were sold by Softworks, 1,256,933 shares were sold by the Company, and 1,643,067 shares were sold by other existing shareholders. In conjunction with the offering, the Company issued 200,000 contract options to acquire restricted shares of Softworks common stock owned by the Company to a consultant, exercisable at $1.00 per share, which vested upon completion of the offering. The options were exercised when vested.

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

     In April 1999, the Company's ownership of Softworks was reduced below 50%, and accordingly, commencing April 1, 1999, Softworks' results were accounted for using the equity method of accounting and were no longer consolidated. Under the equity method of accounting, the Company's share of Softworks' earnings or losses was included in the Company's consolidated operating results in a single line item. Summarized financial information of Softworks for the entire year ended December 31, 1999 is as follows (in thousands):


     Revenue                         $54,570
     Cost of revenue                   3,325
                                     -------
     Gross margin                     51,245
     Operating expenses               48,805
                                     -------
            Operating Income         $ 2,440
                                     =======
            Net income                $1,456
                                      ======

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Acquisitions and Dispositions, continued
         -----------------------------

     Softworks, Inc., continued
     ---------------
     Pursuant to a tender offer dated December 21, 1999, the Company sold its remaining 35% interest in Softworks (a total of 6,145,767 shares) to EMC Corporation and its subsidiary ("EMC") for $10.00 per share. The transaction, which was completed on January 27, 2000, provided aggregate cash proceeds of $61,458,000 and resulted in a pre-tax gain of $47,813,000, net of $3,316,000 of expenses, recorded in the first quarter of 2000. Pursuant to an Indemnification and Escrow Agreement, the Company deposited $10,000,000 of the sales proceeds into an interest bearing escrow account to secure any potential liabilities arising from certain indemnifications. The escrow funds were released to the Company in December 2000.

     Unaudited Pro forma condensed consolidated statements of operations as if the ComputerCop and Softworks transactions described above were consummated as of the beginning of the two year period ended December 31, 2000, are as follows (in thousands except per share data):

                                                  Year Ended December 31,
                                                    2000           1999
                                                  -----------------------


        Revenue                                   $   2,089      $ 13,692
        Cost of revenue                                 311        12,039
                                                  ---------      --------
        Gross margin                                  1,778         1,653

        Total operating expenses                     30,245        28,100
                                                  ---------      --------
        Operating loss                              (28,467)      (26,447)

        Other income (expense)
           Loss on write down of
              investment in NetWolves               (29,737)           --
           Other, net                                   370           274
                                                   --------      --------
        Net loss                                   $(57,960)     $(26,173)
                                                   ========      ========
        Basic and diluted net loss per share         (40.65)       (19.19)
                                                   ========      ========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE 4 - Accounts Receivable and Due to Bank
              -----------------------------------

     During October 2001, the Company entered into an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1-1/2% per month, is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. This agreement expires in October 2002.

     At December 31, 2001, the Company had assigned approximately $560,000 of accounts receivable to the Bank and received advances of $448,000 from the Bank.


NOTE 5 - Prepaid Expense and Other Current Assets
         ----------------------------------------

     Prepaid expenses and other current assets consist of the following:



NOTE 5 - Prepaid Expense and Other Current Assets
         ----------------------------------------

     Prepaid expenses and other current assets consist of the following:

                                                           December 31,
                                                     2001              2000
                                               ----------------------------------
                                                          (In thousands)
       Prepaid expenses                           $  369             $332
       Tax refund receivable                         615               --
       Notes and loans receivable                    112               87
       Marketable securities available for sale       --               32
                                                  ------             ----
                                                  $1,096             $451
                                                  ======             ====

NOTE 6 - Property and Equipment
         ----------------------

     Property and equipment consist of the following:

                                                             December 31,            Useful life
                                                        2001            2000          in Years
                                                      -------------------------------------------
                                                           (in thousands)
       Computer equipment and purchased software        $ 4,928        $ 3,811        3 - 7
       Furniture and fixtures                               421            392        5 - 7
                                                        -------        -------
                                                          5,349          4,203
       Less: accumulated deprecation and amortization    (4,071)        (3,063)
                                                        -------        -------
             Property and Equipment, Net                $ 1,278        $ 1,140
                                                        =======        =======

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - Property and Equipment, continued
         ----------------------

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 2001, 2000 and 1999 was $908,000, $871,000 and
     $1,009,000, respectfully.


NOTE 7 - Software Costs
         --------------

     Software costs consist of the following:

                                                            December 31,
                                                      2001             2000
                                                     ------------------------
                                                         (in thousands)
       Capitalized software development costs         $ 4,361          $ 3,775
       Less: accumulated amortization                  (3,853)          (3,775)
                                                      -------          -------
             Software Costs, Net                      $   508          $    --
                                                      =======          =======

     Amortization expense related to software development costs for the years ended December 31, 2001, 2000 and 1999 was $77,000, none, and $1,780,000, respectfully.

NOTE 8 - Investment In Securities
         ------------------------

     Non-Marketable
     --------------
     In February 2001, the Company acquired 2,000,000 shares of Voyant Corporation ("Voyant") through an equity investment of $500,000. Additionally, in November 2001, the Company acquired 15,680,167 shares in exchange for 60,000 shares of NetWolves common stock, with a value of $156,000. Further, as part of an anti-dilution protection clause in the initial investment agreement, the Company is entitled to approximately 46,000,000 additional shares, which will increase the Company's ownership in Voyant to approximately 10.5%.

     Voyant is a privately held company, and accordingly, through December 31, 2001, the investment has been reflected on the Company's balance sheet as a non-marketable security, at cost. The Company recently began providing administrative services to Voyant and will begin charging Voyant $5,000 per month effective January 1, 2002; the value of these services is not readily determinable. The Company's Chairman is also the Chairman of Voyant. As a result of the foregoing, the Company believes that it has achieved a level of influence such that the Company will begin to account for its investment in Voyant utilizing the equity method of accounting commencing January 1, 2002.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - Investment In Securities
         ------------------------

     Marketable Available for Sale
     -----------------------------

     As discussed in Note 3, the Company obtained 2,000,000 shares of NetWolves common stock in February 2000. During the year ended December 31, 2000, 75,000 shares were exchanged as part of the restructuring plan (Note 14), 25,000 shares were used to pay legal fees to the Company's general counsel with respect to the NetWolves transaction, and 25,000 shares were issued as a bonus to an executive officer, resulting in a balance of 1,875,000 shares at December 31, 2000. All shares exchanged were valued at $20. In the fourth quarter of 2000, the Company determined that there was an other-than-temporary decline in the value of the NetWolves common stock to a value of $7,763,000 ($4.14 per share). At December 31, 2000, the quoted market value of the 1,875,000 shares of NetWolves common stock was $4,922,000 ($2.625 per share). The unrealized loss was $32,578,000, of which, $29,737,000 was recorded as a charge to operations and $2,841,000 was recorded as a charge to "accumulated other comprehensive loss."

     During the year ended December 31, 2001, the Company sold 466,500 shares in the open market at prices ranging from $2.29 to $5.30, aggregating proceeds of approximately $1,434,000. Additionally, the Company sold 1,000,000 shares in a private transaction resulting in proceeds of approximately $1,400,000 and exchanged 50,000 shares valued at $130,000 in settlement of related expenses. Further, the Company exchanged 60,000 shares for an additional investment in Voyant. At December 31, 2001, the Company owned 298,500 shares with a quoted market value $1,209,000 ($4.05 per share).


NOTE 9 - Accounts Payable and Accrued Expenses
         -------------------------------------

     Accounts payable and accrued expenses consist of the following:

                                                   December 31,
                                             2001             2000
                                            -----------------------
                                                (in thousands)
       Trade accounts payable              $   672           $   367
       Sales taxes payable                     633               632
       Accrued payroll and benefits            255               373
       Other accrued expenses                  497               343
                                           -------           -------
                                           $ 2,057           $ 1,715
                                           =======           =======

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - Convertible Debentures
          ----------------------

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

     The Debentures were convertible into shares of the Company's common stock beginning February 25, 2001, subject to certain limitations. The conversion price was to be the lesser of $0.90 or 82% of the average per share market value at the time of the conversion. The Company had the right, exercisable at any time, to prepay all or any portion of the outstanding principal amount of the Debentures for which conversion notices had not previously been delivered. In January 2001, the Company exercised its prepayment rights and paid the Holders $3,700,000, plus accrued interest. As a result of the prepayment, the Company recorded a loss of $185,000 during 2001.

     The Debentures originally had a minimum assured discount of 18% from the fair value of the Company's common stock, as defined. In connection with that discount, the Company recorded debt discount of $658,000 upon receipt of $3,000,000 in funds and was amortizing the discount over the period the security was issued to the date it first became convertible. Accordingly, the Company recorded a non-cash interest charge of $353,000 in 2000. As a result of the prepayment, the discount, which was originally credited to additional paid-in- capital, was reversed in 2001.


NOTE 11 - Long-term Debt
          --------------

     Long-term debt consists of the following (in thousands):

                                                          December 31,
                                                     2001             2000
                                                    -----------------------
       Lines of credit (a)                          $ 174          $  --
       Capitalized lease obligations (b)              210             --
       Other                                            9             --
                                                    -----          -----
                                                      393
       Less current portion                          (290)            --
                                                    -----          -----
          Long-term debt, net of current portion    $ 103          $  --
                                                    =====          =====

     (a) The Company has three lines of credit, which were assumed in connection with the Platinum acquisition (Note 3). These lines have various expiration dates. One line has no expiration date and bears an interest rate of prime plus 1%, is collateralized by substantially all the assets of Platinum and is personally guaranteed by one of the former officers of Platinum. The second line expires in May 2003 and bears an interest rate of 10%. The third line contains no expiration date and bears an interest rate of 16.75%.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 11  Long-term  Debt, continued
           ----------------

     (b) The Company has equipment under capital lease obligations expiring at various times through 2004. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are depreciated over their estimated useful lives.

          As of December 31, 2001 minimum future lease payments under these capital leases are:

                    Year Ending December 31,                  Amount
         ----------------------------------------------- -----------------
                       (in thousands)

            2002                                                $119
            2003                                                  75
            2004                                                  34
                                                                ----
            Total minimum lease payments                         228
            Less: amounts representing interest                  (18)
                                                                ----
            Net minimum lease payments                          $210
                                                                ====

NOTE 12 - Shareholders' Equity
          --------------------

     Common Stock
     ------------
     Year Ended December 31, 2001
     ----------------------------
     In September 2001, the Board of Directors approved a shareholder rights plan under which shareholders of record as of August 28, 2001 received a right, upon the occurrence of a Triggering Event, as defined, to purchase one share of the Company's common stock at an exercise price of $2.50, subject to adjustment. The rights attached to the shares expire on the earlier of (i) August 27, 2006 or (ii) redemption or exchange of the rights. The rights have certain anti-takeover effects and would cause substantial dilution to a person who attempts to acquire the Company without the consent of the Board of Directors.

     Year Ended December 31, 2000
     ----------------------------
     In February 2000, the Company declared a dividend of $1.50 per share (aggregating $2,184,000) to its shareholders of record on March 15, 2000 and paid on May 1, 2000.

     Pursuant to a Board Resolution adopted in January 1999, the Company was authorized to repurchase shares of its common stock at times and amounts that would be in the best interest of the Company. During the fourth quarter 2000, 24,371 shares of common stock were purchased at an average price of $12.74.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - Shareholders' Equity, continued
          ---------------------

     Year Ended December 31, 1999
     ----------------------------
     Pursuant to a Board Resolution adopted in January 1999, the Company was authorized to repurchase shares of its common stock at times and amounts that would be in the best interest of the Company. During 1999, 15,772 shares of common stock were purchased at an average price of $24.90.

     Pursuant to a Board Resolution adopted in August 1999, the Company paid on November 15, 1999, a cash dividend of $6,000,000 (approximately $4.35 per share) to shareholders of record as of September 30, 1999.

     Transactions with officers, employees and consultants
     -----------------------------------------------------
     During the year ended December 31, 2001, the Company issued 976,328 shares of its common stock as detailed below:

     -- Issued 570,512 shares of its common stock for services valued at $797,000 as follows:

          o 63,785 shares to its Board of Directors as compensation for serving on various committees, valued at $108,000.

          o 442,727 shares to consultants as payment of certain liabilities valued at $584,000.

          o    64,000 shares for employee bonuses, valued at $105,000.

     -- Sold 212,766 shares of its common stock at $2.35, a premium to the quoted market price, to the Chairman of the Board of Directors of the Company for $500,000.

     -- Issued 66,667 shares of its common stock to the former shareholders of Platinum as part of the Merger Agreement, valued at $137,000 (see Note
          3).

     -- Issued 109,715 shares of its common stock as payment of certain restructuring liabilities, valued at $181,000.

     -- Issued 16,668 shares of its common stock valued at $47,000 as settlement of a certain legal matter (see Note 16).

     During the year ended December 31, 2000, the Company issued 108,563 shares of its common stock valued at $30.00 per share based on the then quoted price of the Company's common stock as follows:

     -- Issued 32,667 shares of its common stock (net of 16,667 shares rescinded) as settlement of certain employee, director and consultant liabilities in conjunction with its restructuring plan (Note 14). The shares were valued at $980,000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -  Shareholders'  Equity,
          continued

     Transactions with officers, employees and consultants
     -----------------------------------------------------
     -- Issued 32,483 shares of its common stock (net of 3,083 shares rescinded) as settlement of employee bonuses. The shares were valued at $974,500, of which $468,000 was accrued in 1999.

     -- Issued 44,000 shares of its common stock (net of 2,500 shares rescinded) to various consultants for which it recorded a non-cash charge to earnings of $1,320,000. S.J. & Associates, Inc. was issued 25,000 of these shares upon achieving certain performance goals pursuant to its 1999 contract.

     --   Cancelled 587 shares as collateral payment of outstanding receivables.

     Additionally, the Company's Chairman and Chief Executive Officer tendered 27,345 shares of the Company's common stock, valued at $923,000 based on the quoted price at the time, towards the repayment of officers' loans.

     During the year ended December 31, 1999, the Company issued the following restricted common stock:

     -- As part of a bonus incentive compensation plan, the Company issued 44,367 shares to several non-executive employees for which it recorded a non cash charge to operations of $1,010,000.

     -- Issued 44,033 shares of its common stock to various consultants for whom it recorded a non cash charge to operations of $1,050,000.

     -- In lieu of cash, in January 1999, the Company issued 7,667 shares, valued at $100,000, for an acquisition of a technology license. This asset was fully amortized during the year ended December 31, 1999.

     Stock Option Plans
     ------------------
     Effective June 1, 2000, the Company's Board of Directors authorized and adopted a plan for compensation, referred to as the 2000 Stock Option Plan, which provides for the grant of non-qualified stock options, to officers, employees and consultants to the Company, exercisable at the market price on the date of grant. All grants, which have varying expiration dates, shall be subject to various vesting conditions including specific performance goals. There are no shares available to be issued pursuant to this plan.

     During May 2001, the Board approved the 2001 Stock Option/Stock Issuance Plan whereby 330,000 shares of its authorized but unissued common stock were reserved. The Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Shareholders' Equity, continued
          --------------------

     Stock Option Plans, continued
     -------------------

     program, the purchase price per share is fixed by the Board of Directors or committee but cannot be less than the fair market value of the common stock on the issuance date. There are no shares available to be issued pursuant to this plan.

     At the Company's annual meeting of stockholders held on September 17, 2001, the Company's shareholders ratified the 2001-A Stock Option/Stock Issuance Plan whereby 600,000 shares of its authorized but unissued or reacquired common stock were reserved. Similar to the 2001 Plan, the 2001-A Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or committee but cannot be less than the fair market value of the common stock on the issuance date. As of December 31, 2001, 565,555 shares remain available pursuant to this plan. Additional shares were issued in 2002 (Note 21).

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

                                                               Year Ended December 31,
                                                      2001               2000              1999
                                               ------------------- ------------------ ----------------
     Net loss
      As reported                                 $(10,612)           $(11,736)         $(5,572)
                                                  ========            ========          =======
      Pro forma                                   $(10,920)           $(12,046)         $(6,118)
                                                  ========            ========          =======
     Basic and diluted net loss per share
      As reported                                   $(5.88)             $(8.23)          $(4.08)
                                                  ========            ========          =======
      Pro forma                                     $(6.05)             $(8.40)          $(4.50)
                                                  ========             ========          =======

     The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 69.0% to 74.1% in 2001, 70.6 to 73.1% in 2000 and 62% to 66% in 1999, (2) risk-free interest  rates of 5.79% in 2001,  5.80% in 2000 and 5.81% in 1999, and (3)
     expected  lives of 1 to 4.5 years in 2001,  1.80 to 5.00  years in 2000 and
     2.00 to 3.53 years in 1999.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - Shareholders' Equity, continued
          --------------------

     Stock Option Plans, continued
     -------------------
     The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. The following is a summary of stock option activity for 2001, 2000 and 1999, relating to all of the Company's common stock plans (shares are in thousands):

                                                                           Weighted
                                                                           Average
                                                                           Exercise
                                                         Shares             Price
                                                    ------------------ -----------------
     Outstanding at January 1, 1999                      189               $  53.70

      Granted                                            125                  18.75
      Exercised                                           --                     --
      Forfeited                                          (20)                173.10
                                                        -----
     Outstanding at December 31, 1999                     294                 30.60

      Granted                                             153                 14.70
      Exercised                                            --                    --
      Forfeited                                          (193)                27.45
                                                        -----
     Outstanding at December 31, 2000 (Forward)           254                 23.85

                                                        -----

                                                                           Weighted
                                                                           Average
                                                                           Exercise
                                                         Shares             Price
                                                    ------------------ -----------------
     Outstanding at December 31, 2000 (Forward)          254               $ 23.85

      Granted                                            277                  1.66
      Exercised                                           --                    --
      Forfeited                                         (103)                36.73
                                                       -----
     Outstanding at December 31, 2001                    428                  6.55
                                                       =====

     At December 31, 2001, a total of 250,000 options are exercisable at various exercise prices: 129,000 options are exercisable at $1.63, 87,000 options are exercisable at prices ranging from $11.25 to $20.16 and 34,000 options at $26.25 to $30.00. The weighted-average remaining contractual life of options outstanding at December 31, 2001 is 2.43 years. A total of 429,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 2001.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - Shareholders' Equity, continued
          ---------------------

     Stock Option Plans, continued
     -------------------
     At December 31, 2000, a total of 254,000 options were exercisable at various exercise prices: 196,000 options were exercisable at prices ranging from $11.25 to $20.16 per share, 51,000 options at $26.25 to $31.35 and
     7,000 options at $93.75 to $384.00. The weighted- average remaining contractual life of options outstanding at December 31, 2000 was 2.67 years.

     At December 31, 1999, a total of 285,000 options were exercisable at various exercise prices: 274,000 options were exercisable at prices ranging from $18.75 to $30.00 per share, 4,000 options at $37.50 to $52.50 and
     7,000 options at $93.75 to $384.00. The weighted- average remaining contractual life of options outstanding at December 31, 1999 was 3.08 years.

     Total compensation costs recognized for stock option awards amounted to $115,000, $152,000 and $193,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Compensation cost represents the fair value of options granted to non- employees and the intrinsic value of options granted to employees. The total value of the 2000 options granted to non-employees was $267,000. These options have vesting periods ranging from immediate to two years. As of December 31, 2000, there was $115,000 of unearned compensation relating to the unvested portion of these options, which vested in 2001.

     Registration Statements/Restricted Securities
     ---------------------------------------------
     The Company has used restricted common stock for the purchase of certain companies (Note 3), as compensation to employees and consultants for services rendered, and has sold restricted common stock in private placements. At December 31, 2001, approximately 703,000 shares of restricted common stock were issued and outstanding.

     On March 24, 2000 the Company filed a registration statement on Form S-8 (No. 333- 33274) for 284,833 options and 25,653 shares of the Company's common stock that was effective upon filing. The primary purpose of this registration statement was to register options and shares issued to employees and certain consultants.

     On February 11, 1999 the Company filed a registration statement on Form S-8 (No. 333- 72203) for 150,816 options and 148,672 shares of the Company's common stock that was effective upon filing. The primary purpose of this registration statement was to register options, which were repriced in October 1998, and shares issued to employees and certain consultants.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - Income Taxes
          ------------

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

     The following table summarizes components of the (provision) benefit for current and deferred income taxes for the years ended December 31, 2001, 2000 and 1999:

                                                        Year Ended December 31,
                                                 2001              2000             1999
                                           ---------------- ----------------- ---------------
                                                              (in thousands)
        Current
         Federal                             $    565            $   (718)        $    196
         State and other                           57                (125)              (8)
                                             --------            --------         --------
             Total                                622                (843)             188
                                             --------            --------         --------
        Deferred
         Federal                                   --              (9,197)           8,950
         State and other                           --                  --              (43)
                                             --------            --------         --------
             Total                                 --              (9,197)           8,907
                                             --------            --------         --------
                                             $    622            $(10,040)         $ 9,095
                                             --------            --------         --------

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2001, 2000 and 1999:

                                                            Year Ended December 31,
                                                        2001          2000          1999
                                                      ------------------------------------
       U.S. Federal statutory tax rate                  35.0%        35.0%          35.0%
       State and local taxes, net of U.S. Federal
        tax effect                                        --         (7.4)            --
       Impact of Alternative Minimum Tax                (5.0)       (42.3)            --
       Gain on sale of Softworks and
         ComputerCOP                                      --        (90.1)            --
       Loss and other-than-temporary decline in
         investment in NetWolves                       (11.9)      (613.7)            --
       Restructuring costs timing difference             2.8        (33.4)            --
       Reduction of deferred tax asset valuation
         reserve                                          --           --           47.9
       Utilization of net operating loss
         carryforward                                     --        199.3             --
       Permanent differences - compensation               --        (50.5)         (12.2)
       Increase in valuation allowance                 (24.5)          --             --
       Amortization of intangible assets                  --           --           (6.0)
       Other                                            (1.9)        11.1           (2.7)
                                                       ------      ------         ------
                                                         5.5%      (592.0)%         62.0%
                                                       ======      ======         ======

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Income Taxes, continued
          -------------

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                         December 31,
                                                    2001            2000
                                                  -------------------------
                                                      (in thousands)
       Deferred tax assets
         Net operating loss carryforwards         $ 25,851         $ 10,080
         Tax credit carryforward                        --              565
         Fixed and intangible assets                   237              135
         Other-than-temporary decline in
            investment in NetWolves                     50           12,490
         Restructure accrual                           302               --
         Other                                         103               85
                                                  --------         --------
                                                    26,543           23,355
       Valuation allowance                         (26,543)         (23,355)
                                                  --------         --------
             Deferred tax assets                  $     --         $     --
                                                  ========         ========

     During 2000, $36 million of net operating loss carryforwards were utilized to substantially reduce the taxable income resulting from the gain on disposition of Softworks. At December 31, 2001, the Company has net operating loss carryforwards remaining of approximately $61 million to reduce future taxable income, if any. These losses, which expire through 2021, are subject to substantial limitations as a result of IRC Section 382 rules governing changes in control. Approximately $49 million these losses are available to be utilized in the year 2002. After the year 2002, approximately $1.2 million of losses become available each year (subject to, among other things, adjustment upon further changes in control) until the losses expire.


NOTE 14  Restructuring
         -------------

     In the first quarter 2000, the Company's newly appointed Board of Directors approved and the Company announced a restructuring plan to streamline the Company's operations and overhead structure, including: (i) elimination of employees, expenses and commitments that supported the ComputerCOP technology (sold to NetWolves, Note 3), (ii) elimination of employees, expenses and commitments that supported the Company's development project related to a multi-media display station, and (iii) general reduction of operating expenses. As a result, the Company recorded a non-recurring restructuring charge of $15,176,000 during the year ended December 31, 2000, related to the termination of 53 employees, retirement packages for certain Company officers and directors, and the termination of certain long-term consulting contracts and operating leases. Cash requirements of this plan were estimated at $12,696,000; $980,000 was settled with Company stock; and $1,500,000 was settled with NetWolves common stock. As of December 31, 2001, the remaining cash requirement is $786,000, $294,000 is payable over the next twelve months, and $492,000 is payable through March 2005.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Restructuring, continued
          -------------

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

     The activity in the restructuring accrual through December 31, 2001 is summarized below:

                                              Officer/director
                                 Employee        retirement      Consulting     Operating
                              terminations        packages        contracts      leases         Other          Total
                             --------------------------------------------------------------------------------------------
  Restructuring charges          $2,088,000      $ 7,666,000     $3,681,000     $  357,000   $1,384,000     $15,176,000
     to operations,
     during 2000

  Company stock
      Issuances                          --         (100,000)     (630,000)             --     (250,000)       (980,000)

  NetWolves stock
      exchange                           --       (1,500,000)        --                 --                   (1,500,000)

  Cash expenditures              (2,056,000)      (5,508,000)    (1,938,000)      (140,000)    (604,000)    (10,246,000)
                                -----------      -----------    -----------      ---------    ---------     -----------
  Restructuring accrual,
     December 31, 2000               32,000          558,000      1,113,000       217,000       530,000       2,450,000

  Company stock
      Issuances                          --               --       (131,000)           --       (50,000)       (181,000)

  Cash expenditures                 (30,000)        (548,000)      (296,000)     (129,000)     (480,000)     (1,483,000)
                                -----------      -----------    -----------      --------     ---------     -----------
  Restructuring accrual,
     December 31, 2001          $     2,000      $    10,000    $   686,000      $ 88,000     $      --     $   786,000
                                ===========      ===========    ===========      ========     ==========    ===========

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Restructuring, continued
          --------------

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

     -- Operating leases represent the settlement of the remaining lease payments with respect to certain automobile and equipment leases that are no longer required. Payments are expected to be paid over the remaining terms of the leases, which range from 3 to 17 months.

     -- Other costs include consulting fees related to the creation and execution of the restructuring plan (including $250,000 to S.J. & Associates, Inc. paid in the form of 125,000 shares of the Company's common stock), legal fees and other exit costs.


NOTE 15 - Related Party and Other Transactions
          ------------------------------------

     Three former executive officers of the Company had received advances from time to time, with such advances being payable upon demand and bearing interest at the rate of 7% per annum. In the first quarter 2000, the officers repaid $1,706,000 of these advances, consisting of $783,000 in cash and 27,345 shares of Company common stock valued at $923,000.

     In 2000 and 1999, the Company granted 1,667 and 1,667 shares of common stock (valued at $30.00 and $27.00 per share, respectively) to an outside Director (who resigned in March 2000) for legal and consulting services provided to the Company. In 2000, the Company also granted 1,333 options with an exercise price of $31.35 per share, which were valued at $17,000 and fully vested at December 31, 2000. Additionally, during the years ended December 31, 2000 and 1999, the Company paid to such director consulting fees of $52,000 and $170,000, respectively.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 15 - Related Party and Other Transactions, continued
            -------------------------------------

     In 2000, the Company granted 1,667 shares of common stock (valued at $30.00 per share) for consulting expenditures incurred in connection with the restructuring plan (Note 14) to another outside Director (who resigned in March 2000). The Company paid such Director consulting fees of $13,000, and $63,000 in each of the years ended December 31, 2000 and 1999, respectively. In 1999 the Company granted 1,667 shares of common stock (valued at $27.00 per share). Additionally, in 1999, 6,667 stock options were granted to such Director, valued at $45,000.

     In 2000, the Company granted to a third outside Director (who resigned in March 2000) 1,667 shares of common stock (valued at $30.00 per share) for consulting expenditures incurred in connection with the restructuring plan (Note 14). In addition, the Company granted 1,333 options with an exercise price of $31.35 for consulting services, which were valued at approximately $21,000, and were fully vested at December 31, 2000.

     In the first quarter 2000, the Company entered into a multi-year agreement with a consultant that is a family member of one of the former officers. Subsequently, the Company incurred a $524,000 restructuring charge for terminating this agreement. At December 31, 2001, approximately $9,000 of this settlement remains unpaid.

     In 2000, the Company's general counsel received 25,000 shares of NetWolves common stock, valued at $20.00 per share (Note 3), to pay legal fees with respect to the NetWolves transaction and 4,167 shares of the Company's common stock (valued at $30.00 per share) for consulting expenses incurred in connection with the restructuring plan (Note 14). In addition, the general counsel received $1,000,000 of cash compensation as part of a retirement arrangement. In 1999, the Company's general counsel received cash compensation of $689,000, and 75,000 shares of Softworks common stock and 10,000 Company stock options valued at $395,000, for business and financial consulting services rendered.

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

     S.J. & Associates, Inc.
     -----------------------
     The Company has entered into various agreements with S.J. & Associates, Inc. (including its affiliates are collectively referred to as "SJ") for various services that provide for the following compensation:

     -- In 2001, the Company incurred $292,000 of consulting expenses with SJ. The consulting expense was paid in the form of $152,000 in cash, 82,858 shares of Company common stock (valued at $87,000) and $53,000 in expense related to 2000 option grants vesting in 2001.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Related Party and Other Transactions, continued
          -------------------------------------

     S.J. & Associates, Inc., continued
     ------------------------
     -- In 2001, the Company reduced its obligation to SJ relating to the restructure plan by $406,000. The amount was paid in the form of 109,715 shares (valued at approximately $181,000), and $225,000 in cash.

     -- In 2001, the Company settled prior year obligations to SJ (valued at approximately $36,000) with 22,285 shares of Company common stock.

     -- In 2000, the Company issued 8,333 shares (valued at $30.00 per share), for consulting fees related to the creation and execution of the restructuring plan.

     -- In 2000, the Company incurred $1,060,000 of consulting expenses with SJ. The consulting expense was paid in the form of $274,000 in cash, 25,000 shares of Company common stock (valued at $30.00 per share) and 10,000 stock options with an exercise price of $11.25 per share, resulting in a charge of approximately $36,000.

     -- SJ received minimum annual compensation pursuant to two agreements aggregating $227,000 per annum through November 1999. Commencing in December 1999, SJ was to receive minimum annual compensation pursuant to two agreements aggregating $316,000 per annum. The agreements expire in November 2004; however, one of the agreements was settled as part of the 2000 restructuring plan for $1,276,000 (as discussed in Note 14). SJ also consulted with Softworks in various capacities throughout 1999 and received compensation directly from Softworks.

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

    -- In November 1999, 100,000 shares of Softworks common stock and 5,333 shares of the Company's common stock were issued to SJ as payment for various consulting matters. Additionally, SJ was awarded 5,000 fully vested options of the Company's common stock exercisable at $18.75 per share (which expired November 30, 2001). The stock and options were valued at $621,000 and were charged to operations in 1999.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Related Party and Other Transactions, continued
          -------------------------------------

     S.J. & Associates, Inc., continued
     ------------------------
     -- During 1999, the Company paid an affiliate of SJ $700,000 relating to certain multi- media Internet technology.

NOTE 16 - Commitments and Contingencies
          -----------------------------

     Operating Leases
     ----------------
     Operating leases are primarily for office space, equipment and automobiles. At December 31, 2001, the future minimum lease payments under operating leases are summarized as follows (in thousands):

             Year Ending December 31,
                                                Amount
            ------------------------------ ----------------
                 (in thousands)
                  2002                         $    573
                  2003                              357
                  2004                               93
                  2005                               74
                  2006                               49
                                               --------
                  Total                          $1,146
                                               ========

     Rent expense approximated $499,000, $340,000 and $592,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Employment Agreement
     --------------------
     In December 2001, the Company entered into an employment agreement with the President of the Company, which expires in January 2004. Compensation is $175,000 per annum plus a bonus at the discretion of the Board.

     Defined Contribution Plan
     -------------------------
     The Company provides pension benefits to eligible employees through a 401(k) plan. Employer matching contributions to this 401(k) plan approximated $46,000, $41,000 and $41,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Settlement of Legal Matters
     ---------------------------
     In March 1995, an action was originally commenced against the Company and a number of defendants. In early 1997, after a change in counsel, the plaintiff amended the complaint for a second time, now naming as defendants only the Company and three of its officers. The second amended complaint alleged that certain third parties, unrelated to the Company, transferred unauthorized certificates representing 66,667 shares of the Company's

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - Commitments and Contingencies, continued
          ------------------------------

     Settlement of Legal Matters, continued
     ---------------------------
     common stock to the plaintiff. The certificates had not been legally acquired from the Company and the Company had reported the certificates to the Securities and Exchange Commission as stolen certificates. Plaintiff requested validation of the transfer of the certificates and sought damages of an unspecified amount. The Company denied plaintiff's allegations and a motion for summary judgment was granted in favor of the Company and its officers. However, the plaintiff filed an appeal, which was contested by the Company. During the fourth quarter of 2000 the parties agreed, subject to District Court approval to settle this matter for 16,668 shares of the Company's common stock. As such, during the fourth quarter of 2000 the Company accrued $62,000 to cover the value of the shares plus estimated $18,000 in legal fees. In September 2001, the District Court approved the settlement and the shares were issued.

     In August of 1999, the Company and all of its former directors were served with a complaint filed in the Chancery Court of Delaware. This was a derivative action, which was an action brought by the plaintiff on behalf of the Company, in which the Company, for technical reasons, was named as a nominal defendant along with the directors. The plaintiffs alleged that the individual defendants breached their respective fiduciary duties to the Company by awarding excess compensation and was requesting a judgment in favor of the Company for such excess compensation. An answer to the complaint was interposed, denying the material allegations of the complaint. On June 29, 2001, this matter was resolved through the issuance of a Stipulation of Dismissal, without prejudice.


NOTE 17 - Management's Plans
          ------------------

     For the year ended December 31, 2001, the Company continued to incur net losses and use substantial amounts of cash in operating activities. The Company has been dependent upon the cash generated from the sale of Softworks in 2000 as well as the sale of NetWolves common stock to fund its operations. Additionally, during 2001, the Company raised $500,000 from the sale of its own common stock to its Chairman of the Board of Directors.

     The Company's management has and will continue to take numerous steps which it believes will create positive operating cash flow for the Company. Key measures are as follows:

          --   The March 2000  restructure  plan,  which  significantly  reduced operating expenses;
          --   Expanding the Company's products and services;
          --   Materially  improving  its sales  efforts  through  expanding its marketing staff;
          --   In  2002,  the  Company  entered  into a new ASP  agreement  with
               International Business Machines Corporation ("IBM"), which will enable IBM to provide an electronic invoice to their customers;

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - Management's Plans, continued
          -------------------

          -- The Company generated in excess of $800,000 in custom engineering fees in 2001 and believes that this revenue should continue into 2002;

          -- The Company also acquired Platinum Communications, Inc. (Note 3), which broadened the Company's product offerings. Management believes this acquisition significantly enhances the Company's current market strategy by allowing it to capitalize on the growing trend for outsource services within the communications sector;

          -- As an additional measure to reduce the Company's use of cash, a payroll rate reduction program was in effect October 1, 2001 through March 31, 2002. This plan reduced executive compensation 20% and the remainder of the work force incurred a 10% reduction;

          --   The Company was unable to generate  revenue  from its GTS product
               offering  and  ceased   marketing   this  product   offering  and
               eliminated all associated costs; and

          -- In October 2001, the Company also entered into an Accounts Receivable Purchase Agreement, which has provided an additional source of liquidity.

          -- In January 2002, the Company raised an additional $612,000 through the issuance of long-term debt and the sale of its common stock to members of the Company's Board of Directors, senior executives and other non-related parties (Note 21). Additionally, the Company has obtained a commitment from its Chairman, other members of the Board of Directors as well as its executive officers, in which they will provide, under certain circumstances, up to an aggregate of $750,000 for working capital purposes if needed.

          Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand, the sale of the remainder of its NetWolves common stock, as well as obtaining additional debt and/or equity financing should provide adequate funding through at least December 31, 2002. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

NOTE 18 - Consolidated Statements of Cash Flows
          -------------------------------------

          Supplemental disclosure of cash flow information for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

                                               Year Ended December 31,
                                    2001               2000                1999
                                 -----------------------------------------------
                                                  (in thousands)
        Interest paid             $467              $  8                  $139
                                  ====              ====                  ====
        Net taxes paid            $849              $ 38                  $102
                                  ====              ====                  ====

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - Consolidated Statements of Cash Flows, continued
          --------------------------------------

     Non-cash investing and financing activities for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                                                        Year Ended December 31,
                                                                   2001           2000          1999
                                                                ----------------------------------------
                                                                            (in thousands)
   Net cash paid in  Platinum  acquisition  (2001) and
   reduction in cash from  Softworks  de-consolidation
   (1999):
       Account and installment receivables                      $  (88)          $   --          $ 33,942
       Prepaid expenses and other current
          Assets                                                    --               --             2,282
       Property and equipment, net                                (104)              --             2,698
       Intangible assets, net                                     (585)              --             6,653
       Other non current assets                                     --               --             2,061
       Accounts payable and accrued
          Expenses                                                 194               --            (4,468)
       Deferred revenue                                             --               --           (26,787)
       Current and long-term debt                                  337               --            (4,460)
       Minority interest                                            --               --            (9,353)
       Investment in Softworks                                      --               --            (9,327)
       Common stock issued in acquisition                          137               --                --
                                                                 -----           ------          --------
             Decrease in cash and cash
              equivalents                                        $(109)          $   --          $ (6,759)
                                                                 =====           ======          ========
Capitalized leases incurred                                      $ 173           $   --          $     --
                                                                 =====           ======          ========

     Additional non-cash investing and financing activities for the year ended December 31, 2000 are summarized as follows:

     -- In conjunction with the sale of ComputerCop Corp. (Note 3), the Company received 1,775,000 shares of NetWolves common stock valued at $35,500,000 in exchange for $24,394,000 of ComputerCop assets, which included $20,500,000 cash.

     -- The Company's former chairman and Chief Executive Officer tendered 27,345 shares of the Company's common stock valued at $923,000 toward the repayment of officers' loans.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - Products and Services
          ---------------------

     The Company and its subsidiaries currently operate in one business segment and have, during the years 2001, 2000 and 1999, provided five separate products: computer software, ASP Services, custom engineering fees, AMS Services, and equipment sales and installations. With the sale of Softworks and ComputerCOP (computer software) in the first quarter 2000 as well as the suspension of equipment sales unit, ("professional services" unit), the Company is now focused on managed services, custom engineering and its AMS product offerings. Refer to Note 1 for a detailed description of these products and services.

                                                         Year Ended December 31,
                                                   2001             2000             1999
                                                -------------------------------------------
                                                                (in thousands)
     Computer Software (including  $42
       and $3,570 of maintenance revenue
       in 2000 and 1999, respectively)           $     --          $     73         $ 10,907
     ASP fees                                       2,506             2,047            1,436
     Custom Engineering fees                          814                --               --
     AMS fees                                         465                --               --
     Equipment Sales and Installations                 --                --           12,297
                                                 --------          --------         --------
       Total Revenue                               $3,785            $2,120          $24,640
                                                 ========          ========         ========

NOTE 20 - Major Customers
          ---------------

     For the years ended December 31, 2001 and 2000, IBM accounted for 82.2% and 80.5% of the Company's revenue, respectively. Accounts receivable from IBM amounted to $850,000 and $204,000, at December 31, 2001 and 2000,
     respectively.

     For the year ended December 31, 1999, the Company had one major contract involving two customers, with combined revenue of $12,297,000 (49.9% of total revenue). This amount is included in the Professional Services and Domestic categories.


NOTE 21 - Subsequent Events
          -----------------

     In January 2002, the Company entered into a two-year services agreement with its Chairman. During the first year of the agreement, compensation will consist of 180,000 restricted shares of the Company's common stock, which will be expensed over the first twelve months of the agreement. During the second year of the agreement, compensation will consist of a monthly fee of $15,000. Further, the Chairman received 240,000 stock options, which vest ratably during the two-year term of the agreement. The stock options have an exercise price equal to the closing price of the Company's common stock on the date of the agreement.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - Subsequent Events, continued
          -----------------

     In January 2002, the Company retained Broadband Capital Management, LLC ("Broadband") as a non-exclusive financial advisor to provide general financial advisory services. The Company expects Broadband to, among other areas, assist in maximizing shareholder value, advise the Company on matters relating to its capitalization and evaluate alternative financing structures and arrangements. The term of the agreement is for 12 months, with an aggregate fee of $120,000. The parties subsequently agreed that Broadband would be paid with 120,000 shares of the Company's common stock in lieu of cash.

     In January 2002, the Company issued an aggregate of 213,580 shares of common stock to substantially all of its employees as payment of $224,000 of bonuses accrued at December 31, 2001.

     In January 2002, the Company's Board of Directors authorized and adopted the 2002 Stock / Stock Option Plan whereby 625,000 shares of its common stock were reserved. Similar to both the 2001 and the 2001-A Plans (Note
     12), the 2002 Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or committee but cannot be less than the fair market value of the common stock on the issuance date. Further, in January 2002, the Company granted 405,000 stock options to several of its employees. The options vest in one third increments on April 30, 2002, December 31, 2002 and June 30, 2003, with an exercise price of $1.05 per share.

     In January 2002, the Company's Chairman loaned the Company $250,000. The term of the loan is three years and bears interest at 5%, payable quarterly in arrears. Additionally, the Company raised approximately $362,000 through the sale of 344,524 shares of the Company's common stock to other members of the Company's Board of Directors, senior executives, Broadband and certain other non-related parties.


NOTE 22 - Quarterly Financial Data (Unaudited)
          ------------------------------------

                                                             Year Ended December 31, 2001,
                                              First             Second            Third            Fourth
                                             Quarter           Quarter           Quarter          Quarter
                                         ----------------- ----------------- ---------------- -----------------
                                                        (in thousands, except per share amounts)
     Revenue                                 $    517         $    677          $  1,153         $  1,438
     Gross margin                                 428              521               847            1,103
     Operating loss                            (1,701)          (2,267)           (1,783)          (1,379)
     Loss on sales of NetWolves
        common stock                               --              (98)               --           (3,718)
     Other (expense) income                      (317)              10                16                3
     (Provision for) benefit from
         income taxes                             (33)             (13)               --              668
                                             --------         --------          --------          -------
            Net Loss                          $(2,051)         $(2,368)          $(1,767)         $(4,426)
                                             ========         ========          ========          =======
            Basic and Diluted Net
               Loss Per Share                 $ (1.44)         $ (1.44)           $(0.90)          $(2.10)
                                             ========         ========          ========          =======

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - Quarterly Financial Data (Unaudited), continued
          ------------------------------------

                                                             Year Ended December 31, 2000,
                                              First             Second            Third            Fourth
                                             Quarter           Quarter           Quarter          Quarter
                                         ----------------- ----------------- ---------------- -----------------
                                                        (in thousands, except per share amounts)

     Revenue                                 $    526         $    500         $     557      $       537
     Gross margin                                 437              420               493              448
     Operating loss                           (24,194)          (1,424)           (1,324)          (1,734)
     Gain on sale of Softworks                 47,813               --                --               --
     Gain on sale of ComputerCOP                8,534               --                --               --
     Other-than-temporary decline
        in Investment in NetWolves                 --               --                --          (29,737)
     Other income (expense)                       332              212               131             (305)
     (Provision for) benefit from
         income taxes                         (12,812)             385               379            2,008
                                            ---------         --------          --------          -------
            Net (Loss) Income                $ 19,673         $   (827)         $   (814)        $(29,768)
                                             ========         ========          ========          =======

                                                                Year Ended December 31, 2000,
                                              First             Second            Third            Fourth
                                             Quarter           Quarter           Quarter          Quarter
                                         ----------------- ----------------- ---------------- -----------------
                                                        (in thousands, except per share amounts)

            Basic Net (Loss) Income
               Per Share                     $13.90           $  (0.65)           $(0.65)         $(20.85)
                                           ========           =========          ========         ========
            Diluted Net (Loss)
                Income Per Share             $13.90           $  (0.65)           $(0.65)         $(20.85)
                                           ========           =========           =======         ========

     The unaudited interim financial information reflects all adjustments, which in the opinion of management, are necessary to a fair statement of the results of the interim periods presented, all adjustments are of normal recurring nature.