Form 10-Q
period 2002-03-31
DIRECT INSITE CORP
filed 2002-05-20
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2002
                                       OR


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


                              Yes    [X]         No  [  ]


The number of shares of $.0001 par value stock outstanding as of May 17, 2002 was: 3,664,882.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                     INDEX


PART I  FINANCIAL INFORMATION                                               Page

  Condensed Consolidated Balance Sheets as of March 31, 2002 and
   December 31, 2001                                                           3

  Condensed Consolidated Statements of Operations and Comprehensive
   Income (Loss) For the Three Months Ended March 31, 2002 and 2001            4

  Condensed Consolidated Statements of Cash Flows
   For the Three Months ended March 31, 2002 and 2001                          5

  Notes to Condensed Consolidated Financial Statements                    6 - 10

  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             11 - 14

  Quantitative and Qualitative Disclosure About Market
   Risk -------- Not Applicable

PART II  OTHER INFORMATION

  Item 1. Legal Proceedings                                                   15

  Item 2. Changes in Securities                                               15

  Item 3. Defaults Upon Senior Securities                                     15

  Item 4.  Submission of Matters to a Vote of Security Holders                15

  Item 5. Other Information                                                   15

  Item 6. Exhibits and Reports on Form 8-K                                    15

  Signatures                                                                  16

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                       (In thousands, except share data)

                                                                    March 31,     December 31,
                                                                      2002           2001
                                                                    ---------     ------------
                                                                   (Unaudited)      (Audited)
ASSETS
Current assets
   Cash and cash equivalents                                       $       264    $       1,359
   Accounts receivable, net of allowance for doubtful accounts of
     $80 and $53 in 2002 and 2001, respectively                          1,668            1,098
   Prepaid expenses and other current assets                             1,015            1,096
   Investment in NetWolves Corporation                                     419            1,209
                                                                   -----------    -------------
      Total current assets                                               3,366            4,762

Software costs, net                                                        478              508
Property and equipment, net                                              1,185            1,278
Investment in non-marketable securities                                    593              656
Other assets                                                               658              586
                                                                   -----------    -------------
                                                                   $     6,280    $       7,790
                                                                   ===========    =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                           $     1,759    $       2,057
   Restructuring costs payable, current portion                            248              294
   Due to bank                                                             411              448
   Current portion of long-term debt                                       282              290
                                                                   -----------    -------------
      Total current liabilities                                          2,700            3,089

Long term debt, net of current portion                                     328              103
Restructuring costs payable, long-term                                     337              492
                                                                   -----------    -------------
      Total liabilities                                                  3,365            3,684
                                                                   -----------    -------------
Commitments and contingencies

Shareholders' equity
   Common  stock, $.0001 par value; 150,000,000 shares authorized;           -                -
     3,330,920 and 2,472,866 shares issued in 2002 and 2001,
     respectively; and 3,259,882 and 2,401,828 shares outstanding in 2002 and 2001, respectively
   Additional paid-in capital                                          105,477          104,573
   Accumulated deficit                                                (101,742)        (100,114)
   Subscriptions receivable                                                (28)               -
   Unearned compensation                                                  (135)               -
   Accumulated other comprehensive loss                                   (329)             (25)
                                                                   -----------    -------------
                                                                         3,243            4,434
   Common stock in treasury, at cost  - 24,371 shares                     (328)            (328)
                                                                   -----------    -------------
     Total shareholders' equity                                          2,915            4,106
                                                                   -----------    -------------
                                                                   $     6,280    $       7,790
                                                                   ===========    =============

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                   OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001
                     (in thousands, except per share data)


                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                           2002            2001
                                                          -------        -------
Revenue                                                   $ 1,514        $   517
                                                          -------        -------
Costs and expenses
  Operations, research and development                      1,058            645
  Sales and marketing                                         535            505
  General and administrative                                  945            830
  Amortization and depreciation                               254            238
                                                          -------        -------
                                                            2,792          2,218
                                                          -------        -------
Operating loss                                             (1,278)        (1,701)

Other expenses
  Loss on sales of NetWolves
     common stock                                            (250)             -
  Equity in loss of Voyant                                    (63)             -
  Interest  expense, net                                      (37)          (317)
                                                          -------        -------
Loss before provision for income taxes                     (1,628)        (2,018)
Provision for income taxes                                      -            (33)
                                                          -------        -------
Net loss                                                   (1,628)        (2,051)

Other comprehensive (loss) income
Unrealized (loss) gain on marketable
    securities                                               (303)           704
                                                          -------        -------
Comprehensive loss                                        $(1,931)       $(1,347)
                                                          =======        =======
Basic and diluted net loss per share                      $ (0.53)       $ (1.44)
                                                          =======        =======
Basic and diluted weighted average
  common shares outstanding                                 3,069          1,425
                                                          =======        =======

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         For the three months ended
                                                                 March 31,
                                                         --------------------------
                                                              2002         2001
                                                              ----         ----
                                                               (In thousands)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
  Net loss                                                   $(1,628)    $(2,051)
  Adjustments to reconcile net loss to net cash used in
   operating activities
    Depreciation and amortization
       Property and equipment                                    224         243
       Software costs                                             30           -
       Other                                                       -           1
    Non-cash interest charge pertaining to the discount on
      convertible debentures and loss on prepayment                -         346
    Provision for doubtful accounts                               32           8
    Loss on sales of NetWolves common stock                      250           -
    Equity in loss of Voyant                                      63           -
    Common stock and options issued for services                 186          33
  Changes in operating assets and liabilities
    Accounts receivable                                         (602)       (420)
    Prepaid expenses and other current assets                     81          79
    Other assets                                                 (72)         27
    Accounts payable and accrued expenses                        (77)          4
    Restructuring costs payable                                 (201)     (1,181)
    Income taxes payable                                           -        (816)
                                                              ------      ------
         Net cash used in operating activities                (1,714)     (3,727)
                                                              ------      ------
Cash flows from investing activities
  Proceeds from the sale of NetWolves common stock               236           -
  Investment in non-marketable securities                          -        (500)
  Capital expenditures                                          (131)       (350)
                                                              ------      ------
         Net cash provided by (used in) investing activities     105        (850)
                                                              ------      ------
Cash flows from financing activities
  Repayments of bank advances, net                               (37)          -
  Proceeds from the sale of common stock                         334           -
  Proceeds from long term debt, net of repayments                217           -
  Repayments of convertible debentures                             -      (3,751)
                                                              ------      ------
         Net cash provided by (used in) financing activities     514      (3,751)
                                                              ------      ------
Net decrease in cash and cash equivalents                     (1,095)     (8,328)

Cash and cash equivalents, beginning of period                 1,359      10,851
                                                              ------      ------
Cash and cash equivalents, end of period                      $  264      $2,523
                                                              ======      ======

          See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



1    Interim financial information

     The condensed consolidated balance sheet as of March 31, 2002, and the condensed consolidated statements of operations and comprehensive income
     (loss) and cash flows for the periods ended March 31, 2002 and 2001, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 2001 consolidated financial statements.


2    The Company

     Direct Insite Corp. and subsidiaries (the "Company"), primarily operate as an application service provider ("ASP"), which markets an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation as well as visual data analysis and reporting tools delivered via the Internet for its customers. The Company's core technology is d.b.Express?, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In May 2001, the Company acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company which markets integrated business and operational support systems to the telecommunications industry primarily as an ASP; marketed as Account Management Systems ("AMS"). The Company and Platinum completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. Further, as an added source of revenue, the Company, during 2001, began providing custom engineering services for its customers.

     New Accounting Pronouncements
     -----------------------------
     SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for the Company during the quarter ended March 31, 2002. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during the quarter ended March 31, 2002. The provisions of the interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.


3    Restructuring

     The Company implemented a restructuring plan and recorded a non-recurring charge during the year ended December 31, 2000. The activity in the restructuring accrual for the three months ended March 31, 2002 is summarized below:

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                     Officer/director
                          Employee      retirement     Consulting   Operating
                        terminations    packages        contracts     leases      Total
                        ------------ ----------------  ----------   ---------     -----
Restructuring accrual,
 as of December 31,
 2001                     $2,000         $10,000         $686,000     $88,000     $786,000

Cash expenditures,
  three months ended
  March 31, 2002          (2,000)         (5,000)        (155,000)    (39,000)    (201,000)
                          ------         -------         --------     -------     --------
Restructuring accrual,
  March 31, 2002          $    -         $ 5,000         $531,000     $49,000     $585,000
                          ======         =======         ========     =======     ========

4    Shareholders' equity

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

     During the quarter ended March 31, 2002, the Company issued 858,054 shares of its common stock and granted 645,000 options to purchase its common stock as detailed below:

-- The Company raised approximately $359,000 through the sale of 344,524 shares of the Company's common stock to members of the Company's Board of Directors, senior executives and other non-related parties.
-- In lieu of cash, the Company issued 213,580 shares of its common stock valued at $224,000 ($1.05) to its employees in settlement of bonus awards granted in 2001.
-- Issued 89,950 shares of its common stock as payment of certain consultant liabilities, valued at $111,000.
-- The Company granted 405,000 stock options to several of its employees. The options vest in one-third increments on April 30, 2002, December 31, 2002 and June 30, 2003, with an exercise price of $1.05 per share.
-- In January 2002, the Company entered into a two-year services agreement with its Chairman. During the first year of the agreement, compensation will consist of 180,000 restricted shares of the Company's common stock, valued at $180,000, which will be expensed over the first twelve months of the agreement. During the second year of the agreement, compensation will consist of a monthly fee of $15,000. Further, the Chairman received 240,000 stock options, which vest ratably during the two-year term of the agreement. The stock options have an exercise price equal to the closing price of the Company's common stock on the date of the agreement.
-- In January 2002, the Company retained a financial advisor to provide general financial advisory services. The term of the agreement is for 12 months, with an aggregate fee of $120,000. The parties subsequently agreed that the fee would be paid with 120,000 shares of the Company's common stock in lieu of cash. Through March 31, 2002, 30,000 shares of common stock valued at $30,000 have been issued.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

5    Long Term Debt

     In January 2002, the Company's Chairman loaned the Company $250,000. The term of the loan is three years and bears interest at 5%, payable quarterly in arrears.


6    Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications.


7    Products and Services

     The Company and its subsidiaries currently operate in one business segment and have, during the years 2002 and 2001, provided three separate products, ASP Services, custom engineering fees and AMS Services.

                                              Three Months Ended March 31,
                                                  2002            2001
                                              ----------------------------
                  ASP fees                      $    822        $    480
                  Custom engineering fees            578              37
                  AMS fees                           114              --
                                                --------        --------
                        Total Revenue           $  1,514        $    517
                                                 =======        ========

     Major customer

     For the three months ended March 31, 2002 and 2001, the Company had one major customer that accounted for 90.9% and 90.3% of the Company's revenue, respectively. Accounts receivable from this customer amounted to $1,529,000 and $628,000, at March 31, 2002 and 2001, respectively.


8    Investments In Securities

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

     Voyant is a privately held company, and accordingly, through December 31, 2001, the investment had been reflected on the Company's balance sheet as a non-marketable security, at cost. The Company's Chairman is also the Chairman of Voyant. The Company has achieved a level of influence such that the Company began to account for its investment in Voyant utilizing the equity method of accounting commencing January 1, 2002. As a result, the Company recorded a $63,000 non-operating loss as its pro rata share of Voyant's operations for the quarter ended March 31, 2002.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     The Company recently began providing administrative services to Voyant, the value of which are not readily determinable. Further, the Company has from time to time advanced and collected funds to and from Voyant. The net amount owed to the Company as of March 31, 2002 was $111,000.

     Marketable  -  Available  for  sale
     -------------------------------
     The Company, as of December 31, 2001, held 298,500 shares of NetWolves Corporation common stock. During the three month period ended March 31, 2002, the Company sold 120,000 shares in the open market at prices ranging from $2.00 to $2.06 aggregating proceeds of approximately $236,000 and resulting in a realized loss of $250,000. At March 31, 2002, the Company owned 178,500 shares of NetWolves common stock with a quoted market value of $419,000 ($2.35 per share). The unrealized loss as of March 31, 2002 was $303,000, and has been included in "Accumulated other comprehensive loss."


9    Investment In Platinum Communications, Inc.

     On May 10, 2001, the Company and Platinum completed a merger. The following pro forma financial information has been prepared as if the acquisition of Platinum were consummated as of January 1, 2001. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at January 1, 2001, nor is it necessarily indicative of the results that may occur in the future. (In thousands except per share data):

                       Three months ended March 31, 2001

                                                       Pro Forma
                                                       ---------
                Revenue                                 $     665

                Expense                                     2,837
                                                        ---------
                Net loss                                $  (2,172)
                                                        =========
                Basic and diluted net loss per share    $   (1.46)
                                                        =========

10   Management's Plans

     For the three months ended March 31, 2002, the Company continued to incur net losses and use substantial amounts of cash in operating activities. In order to fund its operating losses, the Company continues to make use of the financing arrangement with an asset based lending institution, received cash from the sale of its common stock, issued long term debt as well as partially liquidated its holdings of NetWolves common stock.

     The Company's management has and will continue to take numerous steps that it believes will create positive operating cash flow for the Company. Key measures are as follows:

     --   Expanding the Company's products and services;
          -- The Company acquired Platinum Communications, Inc., which broadened the Company's product offerings. Management believes this acquisition significantly enhances the Company's current market strategy by allowing it to capitalize on the growing trend for outsource services within the communications sector;

                     DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


     -- Materially improving its sales efforts through expanding its marketing staff;
          -- In 2002, the Company entered into a new ASP agreement with International Business Machines Corporation ("IBM"), which will enable IBM to provide an electronic invoice to their customers;
     -- The Company generated significant custom engineering fees in the first quarter of 2002 and believes that this revenue should continue in 2002;
     -- In October 2001, the Company entered into an Accounts Receivable Purchase Agreement, which has provided an additional source of liquidity.
     -- In January 2002, the Company raised an additional $609,000 through the issuance of long-term debt (Notes 5) and the sale of its common stock to members of the Company's Board of Directors, senior executives and other non-related parties (Note 4).
     -- Additionally, the Company has obtained a commitment from its Chairman, other members of the Board of Directors as well as its executive officers in which they will provide, under certain circumstances, up to an aggregate of $750,000 for working capital purposes, if needed.

     Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand, the sale of the remainder of its NetWolves common stock, as well as obtaining additional debt and/or equity financing should provide adequate funding through at least March 31, 2003. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

11   Subsequent Events

     During April 2002 the Company sold, at market, an aggregate of 71,000 shares to four key employees. The Company accepted full recourse notes, aggregating $88,750, which carry an interest rate of 6% and will be repaid to the Company over twelve months through payroll deductions. Additionally, the shares further collateralize the obligation to the Company. Also in April, in settlement of various obligations, the Company issued 134,000 shares of its common stock valued at $160,000.

     On April 19, 2002 the Company also sold 160,000 shares of its common stock at an aggregate price of $200,000, or $1.25 per share, the market price on such date, to unrelated third parties in a private transaction. These proceeds will be used for working capital purposes.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


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

Overview

Direct Insite Corp. and subsidiaries (the "Company"), primarily operate as an application service provider ("ASP"), which markets an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation as well as visual data analysis and reporting tools delivered via the Internet for its customers. The Company's core technology is d.b.Express?, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In May 2001, the Company acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company which markets integrated business and operational support systems to the telecommunications industry primarily as an ASP; marketed as Account Management Systems ("AMS"). The Company and Platinum completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. Further, as an added source of revenue, the Company, during 2001, began providing custom engineering services for its customers.

Currently, IBM Global Services, the Company's largest customer, utilizes its core technology, d.b.Express? to allow their large enterprise customers to mine their respective high volume telecommunications data uncovering call abuse, deliver cost allocation by usage, provide for network planning, budgeting and the identification of significant trends in calling patterns.

During the year 2001, due to negligible revenue and as part of its continuing effort to reduce costs and strive towards achieving operating profitability, the Company halted all marketing efforts of its Global Telecommunications Services offering.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Results of operations

For the three months ended March 31, 2002, total revenue increased 193% or $997,000, to $1,514,000 when compared to the three months ended March 31, 2001 amount of $517,000. During 2002, revenue from ASP fees amounted to $822,000 or 54.3% of the Company's revenue. This represents a 70% increase in revenue from this service. The major customer for this service is International Business Machines Corporation ("IBM"). In 2001, the Company entered into an agreement with IBM wherein for a per transaction fee, the Company enables IBM to present invoices to a portion of its customers via the Internet. This Electronic Bill Presentment & Payment ("EBP&P") offering has since been expanded to include additional functionality. In March 2002, the parties signed a new agreement, which allows IBM to expand this EBP&P offering to more of its customers, both domestic and international. The Company continues to provide data analysis and reporting services for IBM's telecommunications customers.

During 2001, the Company began providing custom integration / engineering services. Revenue generated from this offering aggregated $578,000 and $37,000 for the three months ended March 31, 2002 and 2001, respectively. The Company believes that revenue generated from engineering services is the precursor to added recurring revenue sources. In an effort to better serve its customers, in 2001, the Company built a fully redundant facility within an IBM co-location center, the purpose of which is to ensure virtual zero down time.

IBM is currently the Company's largest customer, accounting for approximately 90.9% of total revenue or $1,376,000 and $467,000, or 90.3% of total revenue for the three months ended March 31, 2002 and 2001, respectively. Further, the Company is presently investigating entry into new specific markets for these managed services.

Included in total revenue for 2002, is $114,000 generated by Platinum. In May 2001 the Company completed the acquisition of Platinum, which develops and markets an integrated proprietary suite of back office software solutions, known as AMS to the telecommunications industry as an ASP.

Operations, research and development expenses consist primarily of salaries and related costs (benefits, travel, training) for developers, sales application engineers, quality control / quality assurance and documentation personnel. It also includes consultants as well as applicable overhead allocations. Overall, when comparing the three months ended March 31, 2002 and 2001, the Company increased its research and development expenses by $413,000. Included in this increase was $160,000 incurred as a result of the acquisition of Platinum. With respect to ASP-managed services, the Company continues to upgrade, improve and enhance its current products and services. As a result, development expenses directly attributable to this offering increased $253,000 over prior year. Management believes that it is critical to maintain a qualified personnel staff and, further to continue to enhance as well as develop new and innovative services and products. As such, it is likely that these costs could increase in future periods.

Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. Sales and marketing expenses increased slightly by $30,000 to $535,000 for the three months ended March 31, 2002, when compared to $505,000 for the three months ended March 31, 2001. The major factor for this increase was the acquisition of Platinum, which included approximately $108,000 of sales and marketing expenses. Offsetting this addition was the elimination of the Global Technology Services product offering which totaled $81,000 during 2001.

General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead. Expenses increased $115,000 to $945,000 for three months ended March 31, 2002, when compared to the three months ended March 31, 2001. Major factors contributing to this increase include, among other things, $113,000 attributable to the Company's newly acquired subsidiary,

Platinum, offset by the cost savings generated by the elimination of the Global Technology Services offering, which resulted in net reductions of approximately $32,000.

Amortization and depreciation expenses increased $16,000 when comparing the three-month period ended March 31, 2002 and March 31, 2001, respectively. The increase is primarily attributable to the purchase of property and equipment during the respective periods and amortization of software costs associated with Platinum.

As discussed in Note 8, for the three months ended March 31, 2002, the Company sold 120,000 shares of NetWolves common stock, resulting in a net loss of $250,000.

The Company made no provision for taxes during the three months ended March 31, 2002. The tax provision for the three months ended March 31, 2001 was $33,000, which consisted entirely of current tax expense.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Financial Condition and Liquidity

For the three months ended March 31, 2002, the Company continued to incur net losses and use substantial amounts of cash in operating activities. In order to fund its operating losses, the Company continues to make use of the financing arrangement with an asset based lending institution, received cash from the sale of its common stock, issued long term debt as well as partially liquidated its holdings of NetWolves common stock.

As detailed in the Condensed Consolidated Statement of Cash Flows, during the three month period ended March 31, 2002, the Company utilized $1,714,000 in operating activities, which includes, among other items, a net loss of $1,628,000 (offset by non-cash expenses totaling $785,000), an increase in accounts receivable of $602,000 and $201,000 paid toward the restructuring.

During the three months ended March 31, 2002, pursuant to a service agreement with its major customer, the Company expended approximately $53,000 of additional data processing and Internet connectivity equipment for its co-location facility.

Management's current short-term plan is primarily focused on achieving operating profit by successfully marketing innovative software products and services that capitalize on the Company's patented technologies. To achieve its goals, the Company has and will continue to take numerous steps that it believes will create positive operating cash flow. Key measures are as follows:

     --   Expanding the Company's products and services;
          -- The Company also acquired Platinum Communications, Inc., which broadened the Company's product offerings. Management believes this acquisition significantly enhances the Company's current market strategy by allowing it to capitalize on the growing trend for outsource services within the communications sector;
     -- Materially improving its sales efforts through expanding its marketing staff;
          -- In 2002, the Company entered into a new ASP agreement with IBM, which will enable IBM to provide an electronic invoice to their customers; The Company generated significant custom engineering fees in 2001 and believes that this revenue should continue into 2002;
     -- In October 2001, the Company entered into an Accounts Receivable Purchase Agreement, which has provided an additional source of liquidity.
     -- In January 2002, the Company raised an additional $609,000 through the issuance of long-term debt (Note 5) and the sale of its common stock to members of the Company's Board of Directors, senior executives and other non-related parties (Note 4).
     -- Additionally, the Company has obtained a commitment from its Chairman, other members of the Board of Directors as well as its executive officers in which they will provide, under certain circumstances, up to an aggregate of $750,000 for working capital purposes, if needed.

     Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand, the sale of the remainder of its NetWolves common stock, as well as obtaining additional debt and/or equity financing should provide adequate funding through at least March 31, 2003. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           PART II OTHER INFORMATION

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


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


DIRECT INSITE CORP.



/s/ James Cannavino
--------------------------
James Cannavino                Chairman and Director            May 17, 2002



/s/ George Aronson
--------------------------
George Aronson                 Chief Financial Officer          May 17, 2002