Form 10-Q
period 2002-06-30
DIRECT INSITE CORP
filed 2002-08-14
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
                                   (Mark One)


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002
                                       OR


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

                                Yes  [X]               No [  ]


The number of shares of $.0001 par value stock outstanding as of August 02, 2002 was: 3,805,512.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION                                          Page

   Condensed Consolidated Balance Sheets as of June 30, 2002 and
   December 31, 2001                                                       3

   Condensed Consolidated Statements of Operations and
   Comprehensive Income (Loss)
   For the Three and Six Months Ended June 30, 2002 and 2001               4

   Condensed Consolidated Statements of Cash Flows
   For the Six Months ended June 30, 2002 and 2001                         5

   Notes to Condensed Consolidated Financial Statements               6 - 11

   Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                         12 - 16

   Quantitative and Qualitative Disclosure About Market
      Risk -------- Not Applicable

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                              17

   Item 2. Changes in Securities                                          17

   Item 3. Defaults Upon Senior Securities                                17

   Item 4.  Submission of Matters to a Vote of Security Holders           17

   Item 5. Other Information                                              17

   Item 6. Exhibits and Reports on Form 8-K                               17

   Signatures                                                             18

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                       (In thousands, except share data)


                                                     June 30,          December 31,
                                                      2002                2001
                                                     --------          ------------
                                                    (Unaudited)          (Audited)
ASSETS
Current assets
  Cash and cash equivalents                        $     595            $   1,359
  Accounts receivable, net of allowance for
    doubtful accounts of $76 and $53 in 2002
    and 2001, respectively                             1,071                1,098
  Prepaid expenses and other current assets              857                1,096
  Investment in NetWolves Corporation                    266                1,209
                                                   ---------            ---------
    Total current assets                               2,789                4,762

Software costs, net                                      470                  508
Property and equipment, net                            1,059                1,278
Investment in non-marketable securities                  555                  656
Other assets                                             576                  586
                                                   ---------            ---------
                                                   $   5,449            $   7,790
                                                   =========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses            $   1,593            $   2,057
  Restructuring costs payable, current portion           218                  294
  Due to bank                                            704                  448
  Current portion of long-term debt                      251                  290
                                                   ---------            ---------
    Total current liabilities                          2,766                3,089

Long term debt, net of current portion                   326                  103
Restructuring costs payable, long-term                   237                  492
                                                   ---------            ---------
    Total liabilities                                  3,329                3,684
                                                   ---------            ---------
Commitments and contingencies

Shareholders' equity
  Common  stock, $.0001 par value; 150,000,000
    shares authorized; 3,800,994 and 2,472,866
    shares issued in 2002 and 2001, respectively;
    and 3,745,512 and 2,401,828 shares outstanding
    in 2002 and 2001, respectively                         -                    -
  Additional paid-in capital                         106,111              104,573
  Accumulated deficit                               (103,459)            (100,114)
  Subscriptions receivable                               (89)                   -
  Unearned compensation                                  (90)                   -
  Accumulated other comprehensive loss                   (25)                 (25)
                                                   ---------            ---------
                                                       2,448                4,434
  Common stock in treasury, at cost-24,371 shares       (328)                (328)
                                                   ---------            ---------
    Total shareholders' equity                         2,120                4,106
                                                   ---------            ---------
                                                   $   5,449            $   7,790
                                                   =========            =========

See notes to condensed consolidated financial statements

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                   OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

            FOR THE THREE AND SIX MNTHS ENDED JUNE 30, 2002 AND 2001
                      (in thousands, except per share data)

                                                Three Months Ended                Six Months Ended
                                                     June 30,                         June 30,
                                               --------------------             --------------------
                                               2002            2001             2002            2001
                                               ----            ----             ----            ----
Revenue                                    $   1,982        $     677        $   3,496       $   1,194
                                           ---------        ---------        ---------       ---------
Costs and expenses
  Operations, research and development         1,088              937            2,146           1,582
  Sales and marketing                            615              617            1,150           1,122
  General and administrative                     996            1,149            1,941           1,979
  Amortization and depreciation                  233              241              487             479
                                           ---------        ---------        ---------       ---------
                                               2,932            2,944            5,724           5,162
                                           ---------        ---------        ---------       ---------
Operating loss                                  (950)          (2,267)          (2,228)         (3,968)

Other income (expenses)
  Loss on sales of NetWolves common stock          -              (98)            (250)            (98)
  Other-than-temporary decline in
    Investment in NetWolves                     (457)               -             (457)              -
  Equity in Loss of Voyant and Valuation
    Adjustment                                  (259)               -             (322)              -
  Interest income (expense), net                 (51)              10              (88)           (307)
                                           ---------        ---------        ---------       ---------
Loss before provision for income taxes        (1,717)          (2,355)          (3,345)         (4,373)

Provision for income taxes                         -              (13)               -             (46)
                                           ---------        ---------        ---------       ---------
Net loss                                   $  (1,717)       $  (2,368)       $  (3,345)      $  (4,419)
                                           =========        =========        =========       =========
Other comprehensive income
  Reclassification adjustment and
  unrealized gain on marketable securities       303              616                -           1,319
                                           ---------        ---------        ---------       ---------

Comprehensive loss                         $  (1,414)       $  (1,752)       $  (3,345)      $  (3,100)
                                           =========        =========        =========       =========
Basic and diluted net loss per share       $   (0.46)       $   (1.44)       $   (0.99)      $   (2.87)
                                           =========        =========        =========       =========
Basic and diluted weighted average
  common shares outstanding                    3,701            1,650            3,395           1,538
                                           =========        =========        =========       =========

See notes to condensed consolidated financial statements

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the six months ended
                                                                       June 30,
                                                               -------------------------
                                                                 2002             2001
                                                                 ----             ----
                                                                     (In thousands)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
  Net loss                                                     $   (3,345)     $   (4,419)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization
        Property and equipment                                        427             477
        Software costs                                                 58              10
        Other                                                           -               1
      Non-cash interest charge pertaining to the discount on
        convertible debentures and loss on prepayment                   -             346
      Provision for doubtful accounts                                  35              36
      Loss on sales of NetWolves common stock                         250              98
      Other-than-temporary decline in Investment in NetWolves         457               -
      Equity in Loss of Voyant and Valuation Adjustment               322               -
      Common stock and options issued for services                    464             481
  Changes in operating assets and liabilities
      Accounts receivable                                              (8)           (203)
      Prepaid expenses and other current assets                       239             327
      Other assets                                                     10              76
      Accounts payable and accrued expenses                          (226)              2
      Restructuring costs payable                                    (281)         (1,296)
      Income taxes payable                                              -            (802)
                                                                ----------     ----------
           Net cash used in operating activities                   (1,598)         (4,866)
                                                                ----------     ----------
Cash flows from investing activities
      Proceeds from the sale of NetWolves common stock                236               -
      Advances to Voyant                                             (194)              -
      Increase in cash resulting from the acquisition of
        Platinum Communications                                         -              15
      Consideration paid in Platinum Communications acquisition         -            (142)
      Investment in non-marketable securities                           -            (500)
      Capital expenditures                                           (188)           (620)
                                                                ----------     ----------
           Net cash used in investing activities                     (146)         (1,247)
                                                                ----------     ----------
Cash flows from financing activities
      Proceeds from bank advances, net                                256               -
      Proceeds from the sale of common stock                          560               -
      Proceeds from long term debt                                    250               -
      Repayments of long-term debt                                    (86)            (22)
      Repayments of convertible debentures                             -           (3,751)
                                                                ----------     ----------
           Net cash provided by (used in) financing activities        980          (3,773)
                                                                ----------     ----------
Net decrease in cash and cash equivalents                            (764)         (9,886)

Cash and cash equivalents, beginning of period                       1,359         10,851
                                                                ----------     ----------
Cash and cash equivalents, end of period                        $      595     $      965
                                                                ==========     ==========

See notes to condensed consolidated financial statements

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


1    Interim financial information

     The condensed consolidated balance sheet as of June 30, 2002, and the condensed consolidated statements of operations and comprehensive income
     (loss) and cash flows for the periods ended June 30, 2002 and 2001, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 2001 consolidated financial statements.

2    The Company

     Direct Insite Corp. and subsidiaries (the "Company"), primarily operate as an application service provider ("ASP"), which markets an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation as well as visual data analysis and reporting tools delivered via the Internet for its customers. The Company's core technology is d.b.Express?, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In May 2001, the Company acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company which markets integrated business and operational support systems to the telecommunications industry primarily as an ASP, marketed as Account Management Systems ("AMS"). The Company and Platinum completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. Further, as an added source of revenue, the Company, during 2001, began providing custom engineering services for its customers.

     New Accounting Pronouncements
     -----------------------------
     SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for the Company during 2002. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during 2002. The provisions of the interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

     On April 30, 2002 the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale- leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


     Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

3    Restructuring

     The Company implemented a restructuring plan and recorded a non-recurring charge during the year ended December 31, 2000. The activity in the restructuring accrual for the six months ended June 30, 2002 is summarized below:

                                             Officer/director
                                Employee        retirement       Consulting   Operating
                              terminations       packages         contracts    leases        Total
                              ------------   ----------------    ----------   ---------      -----
Restructuring accrual,
   as of December 31, 2001    $   2,000        $   10,000         $686,000     $ 88,000     $786,000

Company stock
   Issuances                          -                -           (50,000)           -      (50,000)

Cash expenditures,
   six months ended
   June 30, 2002                 (2,000)           (9,000)        (209,000)     (61,000)    (281,000)
                             -----------       -----------      -----------  -----------  -----------
Restructuring accrual,
   June 30, 2002              $       -        $    1,000       $  427,000     $ 27,000     $455,000
                             ===========       ===========      ===========  ===========  ===========

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

     During the quarter ended June 30, 2002, the Company issued 470,074 shares of its common stock and granted 50,000 options to purchase its common stock as detailed below:

     -- During April 2002 the Company sold, at market, an aggregate of 71,000 shares to four key employees. The Company accepted full recourse notes, aggregating $88,750, which bear interest at a rate of 6% and will be repaid to the Company over twelve months. Additionally, the shares further collateralize the obligation to the Company.

     -- During April 2002 the Company also sold 160,000 shares of its common stock at an aggregate price of $200,000, or $1.25 per share, the market price on such date, to unrelated third parties in a private transaction.

     -- In lieu of cash, the Company issued 40,000 shares of its common stock valued at $50,000 in partial settlement of certain restructure liabilities.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


     -- Issued 169,074 shares of its common stock as payment of certain consultant liabilities, valued at $216,000.

     --   Granted  50,000  options to  purchase  its common  stock as payment of
          certain   consultant   liabilities,   valued  at  $31,000   using  the
          Black-Scholes option-pricing model.

     -- As per the terms of an agreement entered into in January 2002 (see below), the Company issued 30,000 shares of its common stock, valued at $30,000.

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

     -- In January 2002, the Company entered into a two-year services agreement with its Chairman. During the first year of the agreement, compensation will consist of 180,000 restricted shares of the Company's common stock, valued at $180,000, which will be expensed over the first twelve months of the agreement. During the second year of the agreement, compensation will consist of a monthly fee of $15,000. Further, the Chairman received 240,000 stock options, which vest which vest ratably during the two- year term of the agreement. The stock options have an exercise price equal to the closing price of the Company's common stock on the date of the agreement.

     -- In January 2002, the Company retained a financial advisor to provide general financial advisory services. The term of the agreement is for 12 months, with a fee of $10,000 per month. The parties subsequently agreed that the fee would be paid with 120,000 shares of the Company's common stock in lieu of cash issued ratably over the period. Accordingly, through March 31, 2002, 30,000 shares of common stock valued at $30,000 had been issued.


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

7    Products and Services

     The Company and its subsidiaries currently operate in one business segment and have, during the years 2002 and 2001, provided three separate products:
     ASP Services, custom engineering fees and AMS Services.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                        2002        2001        2002        2001
                                        ----        ----        ----        ----
  ASP fees                            $ 1,111    $   515      $ 1,933     $   995
  Custom engineering fees                 646         73        1,224         110
  AMS fees                                225         89          339          89
                                      -------    -------      -------     -------
  Total Revenue                       $ 1,982    $   677      $ 3,496     $ 1,194
                                      =======    =======      =======     =======

     Major customer
     --------------

     For the three months ended June 30, 2002 and 2001, the Company has one major customer that accounted for 80.0% and 81.4% of the Company's total revenue, respectively. For the three months ended March 31, 2002 this major customer accounted for 90.9% of total revenue. For the six months ended June 30, 2002 and 2001, this major customer accounted for 88.7% and 85.3% of the Company's total revenue, respectively. Accounts receivable from this customer amounted to $954,000 and $401,000, at June 30, 2002 and 2001, respectively.

8    Investments In Securities

     The Company periodically reviews the carrying value of the investments in securities as well as other assets to determine if impairment has occurred. When required, the Company has adjusted the carrying value of an investment in a security to reflect such impairment. Further adjustments in the carrying values of these investments may be required in the near term.

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

     The Company has achieved a level of influence such that the Company began to account for its investment in Voyant utilizing the equity method of accounting commencing January 1, 2002. As a result, the Company recorded a $38,000 and $101,000 non-operating loss for its pro rata share of Voyant's operations for the three and six month periods ended June 30, 2002, respectively.

     The Company recently began providing administrative services to Voyant, the value of which are not readily determinable. Further, during the three months ended June 30, 2002, the Company directly and indirectly advanced approximately $221,000 to Voyant, for which it is to receive approximately 22,000,000 shares of Voyant common stock in settlement thereof, increasing the Company's ownership in Voyant to approximately 15%. With respect to these additional shares, the Company did not increase the carrying value of its investment in Voyant and has therefore recognized an additional loss in Voyant of $221,000. As a result, the Company recorded an "Equity in Loss of Voyant and Valuation Adjustment" aggregating $259,000 and $322,000 for the three and six months ended June 30, 2002.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


     Marketable - Available for sale
     -------------------------------

     The Company, as of December 31, 2001, held 298,500 shares of NetWolves Corporation common stock. During the three month period ended March 31, 2002, the Company sold 120,000 shares in the open market at prices ranging from $2.00 to $2.06 aggregating proceeds of approximately $236,000 and resulting in a realized loss of $250,000. No shares of NetWolves were sold during the three months ended June 30, 2002; accordingly, at June 30, 2002, the Company owned 178,500 shares of NetWolves common stock with a quoted market value of $266,000 ($1.49 per share). Further, at June 30, 2002, the Company wrote down its investment in NetWolves to the current market value. The loss of $457,000 has been included in "Other-than- temporary decline in Investment in NetWolves."


9    Management's Plans

     For the six months ended June 30, 2002, the Company incurred net operating losses thereby requiring cash from sources other than normal operations to fund its operating activities. In order to fund its operating losses, the
     Company:

     A. continues to make use of the financing arrangement with an asset based lending institution;

     B. as described in Note 4, received approximately $560,000 from the sale of its common stock;

     C. as described in Note 5, the Company's chairman loaned the Company $250,000;

     D. as described in Note 8, the Company partially liquidated its holdings of NetWolves common stock by selling 120,000 shares in the open market for aggregate proceeds of approximately $236,000.

     The Company's management has and will continue to take numerous steps that it believes will create positive operating cash flow for the Company. Key measures are as follows:

     --   Expanding the Company's products and services:

          -- The Company is continually expanding its suite of products and services. The current ASP offering includes, among other things, electronic bill presentation. Later in the year, the Company expects to release an enhanced ASP offering, which will provide electronic payment capability.

          -- The Company acquired Platinum, which broadened the Company's product offerings. During the three months ended June 30, 2002, revenue increased to $225,000 up from $89,000 recorded during the same period in 2001. However, during the 2001 period, the Company only reported revenue from Platinum operations for the two-month period May and June 2001. Management believes this acquisition significantly enhances the Company's current market strategy by allowing it to capitalize on the growing trend for outsource services within the communications sector. It should be noted that with respect to products and services offered through Platinum, during the three months ended June 30, 2002, the Company entered into a three year services agreement with a Fortune 100 company. Further, in July 2002 the Company consummated another services agreement with a Fortune 1000 company.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001



     --   Expanding custom engineering / development services:

          -- The Company generated custom engineering fees of $646,000 during the second quarter of 2002 and believes that this revenue should continue for the remainder of 2002;

          -- The Company believes that revenue generated from engineering services is the precursor to added recurring revenue sources.

     In 2002, the Company entered into a new ASP agreement with International Business Machines Corporation ("IBM"), which will enable IBM to provide an electronic invoice to their customers.


     -- Additionally, the Company has obtained a commitment from its Chairman, other members of the Board of Directors as well as its executive officers in which they will provide, under certain circumstances, up to an aggregate of $750,000 for working capital purposes, if needed, through June 30, 2003.

     Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand, the sale of the remainder of its NetWolves common stock, as well as obtaining additional debt and/or equity financing should provide adequate funding through at least June 30, 2003. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

10   Subsequent Events

     The Company held its annual meeting of shareholders on August 5, 2002 and approved the following significant matters:

     -- Amended the Certificate of Incorporation eliminating the requirement to annually elect directors and substituting in its stead, creation of a classified Board of Directors;

     -- Amended the Certificate of Incorporation to authorize 2,000,000 shares of preferred stock;

     -- Amended the By-Laws of the Company by requiring a 66-2/3% vote of shareholders to call a special meeting of shareholders;

     --   Approved  the  Company's  2002-A Stock  Option / Stock  Issuance  Plan
          granting the Board of Directors authority to grant up to 875,000 shares of stock or stock options.

     In July 2002, the Board of Directors granted 60,000 shares of common stock and 787,000 stock options as follows:

     o 60,000 shares of common stock were granted to the Company's Board of Directors as compensation for Board services in 2002;

     o    169,000  stock  options  were  granted  to  the  Company's   Board  of
          Directors;

     o 167,500 stock options were granted to the Company's named executive officers;

     o    400,500 stock options were granted to employees;  and

     o    50,000 options were granted to a consultant.

     All options have an exercise price of $2.05, the fair market value on the date of grant, and vest in 1/3 increments on each anniversary date.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001



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

Overview

Direct Insite Corp. and subsidiaries (the "Company"), primarily operate as an application service provider ("ASP"), which markets an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation as well as visual data analysis and reporting tools delivered via the Internet for its customers. The Company's core technology is d.b.Express?, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In May 2001, the Company acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company which markets integrated business and operational support systems to the telecommunications industry primarily as an ASP, marketed as Account Management Systems ("AMS"). The Company and Platinum completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. Further, as an added source of revenue, the Company, during 2001, began providing custom engineering services for its customers.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


Results of operations

For the three months ended June 30, 2002, total revenue increased $1,305,000 or 193% when compared to the three-month period ended June 30, 2001. This was the fifth consecutive quarter in which the Company reported revenue growth. An analysis of the revenue for the current quarter reflects growth in all three product offerings: ASP increased $596,000 when compared to the second quarter of 2001; engineering fees increased to $646,000 compared to $73,000 recognized in the three months ended June 30, 2001 resulting in a $573,000 increase; and AMS also experienced revenue growth from $89,000 in the second quarter of 2001 to $225,000 for the three months ended June 30, 2002. On a year to date basis, the Company's revenue increased $2,302,000 over the six months ended June 30, 2001, or 193%, as follows: ASP revenue increased $938,000, representing a 94% increase in revenue from this service. Significant factors contributing to the overall growth include expansion of product offerings and increases in the customer base. Engineering revenue grew by $1,114,000, a ten-fold growth impact. During 2001, the Company began providing custom integration / engineering services. The Company believes that revenue generated from engineering services is the precursor to added recurring revenue sources. In an effort to better serve its customers, in 2001, the Company built a fully redundant facility within an IBM co- location center, the purpose of which is to ensure virtual zero down time. During the six-month period ended June 30, 2002, AMS witnessed an increase of $250,000 in revenue, or 279%, when compared to $89,000 in the 2001 period. However, during the 2001 period, the Company only reported revenue from AMS operations for the two-month period May and June 2001. While there can be no assurances, management believes that total revenue should continue to increase for the remainder of 2002.

International Business Machines Corporation ("IBM") continues to be the Company's largest customer accounting for 80% of total revenue for the three-month period ended June 30, 2002. However, as a result of the continued growth realized during the quarter ended June 30, 2002, IBM's percentage of total revenue began to decrease, down from 91% of total revenue for the three-month period ended March 31, 2002. For the six-month periods ended June 30, 2002 and 2001, IBM accounted for 88% and 85% of total revenue, respectively. In 2001, the Company entered into an agreement with IBM wherein for a per transaction fee, the Company enables IBM to present invoices to a portion of its customers via the Internet. This Electronic Bill Presentment & Payment ("EBP&P") offering has since been expanded to include additional functionality. In March 2002, the parties signed a new agreement, which allows IBM to expand this EBP&P offering to more of its customers, both domestic and international. In addition, the Company continues to provide data analysis and reporting services for IBM's telecommunications customers. Further, in an effort to reduce this sales concentration, the Company is actively pursuing new sales opportunities.

Operations, research and development expenses consist primarily of salaries and related costs (benefits, travel, training) for developers, programmers, custom engineers, network services, quality control / quality assurance and documentation personnel, applicable overhead allocations, as well as co-location facilities expenses and all costs directly associated with the production and or development of the Company's services.

     -- When comparing the three months ended June 30, 2002 and 2001, the Company increased its operations, research and development expenses by $151,000. The most significant item contributing to this increase was additional operations, research and development expenses incurred as a result of the acquisition of Platinum of $87,000. The Company continues to upgrade, improve and enhance its current products and services. As a result, expenses unrelated to Platinum increased $64,000.

     -- When comparing the six months ended June 30, 2002 and 2001, the Company increased its operations, research and development expenses by $564,000. Here again, the most significant item contributing to this increase was additional operations, research and development expenses incurred as a result of the acquisition of Platinum of $246,000. The Company continues to upgrade, improve and enhance its current products

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


          and services. As a result, expenses unrelated to Platinum increased $318,000. As described above the Company has increased revenue $2,302,000 when comparing the six month periods ended June 30 2002 and 2001, yet have only increased expenses in the category unrelated to the Platinum acquisition by $318,000. Management believes that it is critical to maintain a qualified personnel staff and, further, to continue to enhance as well as develop new and innovative services and products. It is expected that operations, research and development costs will increase in future periods as a result of anticipated increases in future revenue as well as costs associated with its product/service enhancement and development activities.

Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff.

     -- Sales and marketing expenses decreased $2,000 to $615,000 for the three months ended June 30, 2002, when compared to $617,000 for the three months ended June 30, 2001. The acquisition of Platinum, contributed approximately $31,000 of additional expenses. Further, wages and consulting fees increased $42,000 and $87,000, respectively. Offsetting these additions, among other things, was the elimination of the Global Technology Services product offering which totaled $159,000 for the 2001 period. Additionally, the Company paid $50,000 for a commission earned by a sales consulting firm, which is wholly owned by the Company's president.

     -- Sales and marketing expenses increased $28,000 to $1,150,000 for the six months ended June 30, 2002 when compared to $1,122,000 for the six months ended June 30, 2001. The acquisition of Platinum increased expenses by $138,000. Further, consulting fees increased $196,000. Offsetting these additions, among other things, was a reduction in advertising expense of $34,000 and the elimination of the Global Technology Services product offering which totaled $241,000 for the 2001 period.

General  and  administrative   expenses  include  administrative  and  executive
salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead.

     -- Expenses decreased $153,000 to $996,000 for three months ended June 30, 2002, when compared to $1,149,000 reported for the three months ended June 30, 2001. Major factors contributing to this decrease include, among other things, decreases in wages and bad debts of $83,000 and $28,000, respectively. General and administrative expenses related to Platinum decreased by $12,000 when compared to the same period in 2001. Additionally, the Company further reduced expenses by approximately $40,000, as a result of the elimination of the Global Technology Services offering.

     -- Expenses decreased $38,000 to $1,941,000 for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. Major factors contributing to this decrease include, among other things, decreases in wages and bad debts of $125,000 and $35,000, respectively, and the elimination of the Global Technology Services product offering which totaled $72,000, offset by increases in consulting fees of $139,000 as well as $54,000 of expenses attributable to the Company's newly acquired subsidiary, Platinum.

Amortization and depreciation expenses varied slightly.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001



As discussed in Note 8, for the six months ended June 30, 2002, the Company sold 120,000 shares of NetWolves common stock, resulting in a net loss of $250,000. Further, as discussed in Note 8, the Company determined to adjust the carrying value on its remaining shares of NetWolves and recorded an other-than-temporary decline in its Investment in NetWolves, resulting in a loss of $457,000.

As discussed in Note 8, for the three and six months ended June 30, 2002, the Company recorded losses pertaining to its equity investment in Voyant of $38,000 and $101,000, respectively. Additionally, during the three months ended June 30, 2002, the Company directly and indirectly advanced approximately $221,000 to Voyant, for which it is to receive approximately 22,000,000 shares of Voyant common stock in settlement thereof. The Company did not increase the carrying value of its investment in Voyant and has therefore recognized an additional loss in Voyant of $221,000. As a result, the Company recorded an "Equity in Loss of Voyant and Valuation Adjustment" aggregating to $259,000 and $322,000 for the three and six months ended June 30, 2002, respectively.

The Company made no provision for taxes during the three and six months ended June 30, 2002. The tax provision for the three and six months ended June 30, 2001 was $13,000 and $46,000, respectively, which consisted entirely of current tax expense.

Financial Condition and Liquidity

For the six months ended June 30, 2002, the Company incurred net operating losses thereby requiring cash from sources other than normal operations to fund its operating activities. In order to fund its operating losses, the Company:

     1. continues to make use of the financing arrangement with an asset based lending institution;

     2. as described in Note 4, received approximately $560,000 from the sale of its common stock;

     3. as described in Note 5, the Company's chairman loaned the Company $250,000;

     4. as described in Note 8, the Company partially liquidated its holdings of NetWolves common stock by selling 120,000 shares in the open market for aggregate proceeds of approximately $236,000.

As detailed in the Condensed Consolidated Statement of Cash Flows, during the six month period ended June 30, 2002, the Company utilized $1,598,000 in operating activities, which includes, among other items, a net loss of $3,345,000, an increase in accounts payable and accrued expenses of $226,000 and $281,000 paid toward the restructuring, partially offset by non-cash expenses totaling $2,013,000 and decreases in prepaid expenses and other current assets of $239,000. Further, during the six months ended June 30, 2002, the Company expended approximately $188,000 for capital expenditures, which included $84,000 of additional data processing and Internet connectivity equipment for its co-location facility. In addition, the Company advanced $194,000 to Voyant.

The Company's management has and will continue to take numerous steps that it believes will create positive operating cash flow for the Company. Key measures are as follows:

     --   Expanding the Company's products and services:

          -- The Company is continually expanding its suite of products and services. The current ASP offering includes, among other things, electronic bill presentation. Later in the year, the Company expects to release an enhanced ASP offering, which will provide electronic payment capability.

          -- The Company acquired Platinum, which broadened the Company's product offerings. During the three months ended June 30, 2002, revenue increased to $225,000 up from $89,000 recorded during the same period in 2001. However, during the 2001 period, the Company only reported revenue from Platinum operations for the two-month period May and June 2001. Management believes this acquisition

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


               significantly enhances the Company's current market strategy by allowing it to capitalize on the growing trend for outsource services within the communications sector. It should be noted that with respect to products and services offered through Platinum, during the three months ended June 30, 2002, the Company entered into a three year services agreement with a Fortune 100 company. Further, in July 2002 the Company consummated another services agreement with a Fortune 1000 company.

          --   Expanding custom engineering / development services:

               -- The Company generated custom engineering fees of $646,000 during the second quarter of 2002 and believes that this revenue should continue for the remainder of 2002;

               --   The Company believes that revenue generated from engineering
                    services  is  the  precursor  to  added  recurring   revenue
                    sources.

     In 2002, the Company entered into a new ASP agreement with International Business Machines Corporation ("IBM"), which will enable IBM to provide an electronic invoice to their customers.

     -- Additionally, the Company has obtained a commitment from its Chairman, other members of the Board of Directors as well as its executive officers in which they will provide, under certain circumstances, up to an aggregate of $750,000 for working capital purposes, if needed, through June 30, 2003.

     Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand, the sale of the remainder of its NetWolves common stock, as well as obtaining additional debt and/or equity financing should provide adequate funding through at least June 30, 2003. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001



Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None.

Item 3. Defaults Upon Senior Securities
        None.

Item 4. Submission of Matters to a Vote of Security Holders
        None.

Item 5. Other Information
        None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit 99 - Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIRECT INSITE CORP.


/s/ Warren Wright
--------------------------
Warren Wright
Chief Executive Officer                         August 14, 2002


/s/ George Aronson
--------------------------
George Aronson
Chief Financial Officer                         August 14, 2002