Form 10-Q
period 2002-09-30
DIRECT INSITE CORP
filed 2002-11-14
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2002


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

The number of shares of $.0001 par value stock outstanding as of November 13, 2002 was: 3,894,795.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                     INDEX


PART I  FINANCIAL INFORMATION                                               Page

  Item 1
   Condensed Consolidated Balance Sheets as of September 30, 2002 and
    December 31, 2001                                                          3

   Condensed Consolidated Statements of Operations and Comprehensive Income
    (Loss) For the Three and Nine Months Ended September 30, 2002 and 2001     4

   Condensed Consolidated Statements of Cash Flows
    For the Nine Months ended September 30, 2002 and 2001                      5

   Notes to Condensed Consolidated Financial Statements                   6 - 12
Item 2
   Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                13 - 17
Item 3
   Quantitative and Qualitative Disclosure About Market Risk --------         17
    Not Applicable
Item 4
   Controls and Procedures                                                    17

PART II  OTHER INFORMATION

   Item 1. Legal Proceedings                                                  18

   Item 2. Changes in Securities                                              18

   Item 3. Defaults Upon Senior Securities                                    18

   Item 4.  Submission of Matters to a Vote of Security Holders               18

   Item 5. Other Information                                                  18

   Item 6. Exhibits and Reports on Form 8-K                                   18

   Signatures                                                                 19

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                        (In thousands, except share data)

                                                                         September 30,       December 31,
                                                                             2002                2001
                                                                       -----------------   ---------------
                                                                         (Unaudited)          (Audited)
ASSETS
Current assets
    Cash and cash equivalents                                          $           564     $         1,359
    Accounts receivable, net of allowance for doubtful accounts of
      $50 and $53 in 2002 and 2001, respectively                                 1,378               1,098
     Stock subscription receivable                                               2,000                 -
    Prepaid expenses and other current assets                                      400               1,096
    Investment in NetWolves Corporation                                            152               1,209
                                                                       ---------------     ---------------
       Total current assets                                                      4,494               4,762

Software costs, net
                                                                                   441                 508
Property and equipment, net                                                      1,066               1,278
Investment in non-marketable securities                                            519                 656
Other assets                                                                       545                 586
                                                                       ---------------     ---------------

                                                                       $         7,065     $         7,790
                                                                       ===============     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                              $         1,870     $         2,057
    Restructuring costs payable, current portion                                   130                 294
      Due to bank                                                                  747                 448
      Deferred revenue                                                             763                 -
      Current portion of long-term debt                                            239                 290
                                                                       ---------------     ---------------
       Total current liabilities                                                 3,749               3,089

Long term debt, net of current portion                                             331                 103
Restructuring costs payable, long-term                                             270                 492
                                                                       ---------------     ---------------
           Total liabilities                                                     4,350               3,684
                                                                       ---------------     ---------------
Commitments and contingencies

Shareholders' equity
      Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
            93,458 issued and outstanding in 2002                                  -                   -
    Common stock, $0.0001 par value; 150,000,000 shares authorized;
       3,945,539 and 2,472,866 shares issued in 2002 and 2001,
            respectively; and 3,890,057 and 2,401,828 shares outstanding
            in 2002 and 2001, respectively                                         -                   -
    Additional paid-in capital                                                 108,190             104,573
    Accumulated deficit                                                       (104,946)           (100,114)
     Subscriptions receivable                                                      (77)                -
     Unearned compensation                                                         (45)                -
    Accumulated other comprehensive loss                                           (79)                (25)
                                                                       ---------------     ---------------
                                                                                 3,043               4,434
    Common stock in treasury, at cost  - 24,371 shares                            (328)               (328)
                                                                       ---------------     ---------------

       Total shareholders' equity                                                2,715               4,106
                                                                       ---------------     ---------------
                                                                       $         7,065     $         7,790
                                                                       ===============     ===============

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                   OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001
                      (in thousands, except per share data)

                                                      Three Months Ended                  Nine Months Ended
                                                      ------------------                  -----------------
                                                         September 30,                      September 30,
                                                         -------------                      -------------
                                                    2002            2001             2002             2001
                                                ------------    ------------     ------------     ------------
Revenue                                         $      1,851    $      1,153     $      5,348     $      2,348
                                                ------------    ------------     ------------     ------------
Costs and expenses
    Operations, research and development               1,189           1,063            3,335            2,646
    Sales and Marketing                                  643             570            1,793            1,692
    General and administrative                           987           1,074            2,929            3,054
    Amortization and depreciation                        212             229              699              707
                                                ------------    ------------     ------------     ------------
                                                       3,031           2,936            8,756            8,099
                                                ------------    ------------     ------------     ------------
Operating loss                                        (1,180)         (1,783)          (3,408)          (5,751)


Other income (expenses)
    Loss on sales of NetWolves common
           stock                                         (14)            -               (264)             (98)
     Other-than-temporary decline in
           Investment in NetWolves                       -               -               (457)             -
      Equity in Loss of Voyant and Valuation
          Adjustment                                    (281)            -               (603)             -
    Interest expense, net                                (52)            (17)            (140)            (324)
    Other income                                          40              33               40               33
                                                ------------    ------------     ------------     ------------
Loss before provision for income taxes                (1,487)         (1,767)          (4,832)          (6,140)

Provision for income taxes                               -               -                -                (46)
                                                ------------    ------------     ------------     ------------
Net loss                                        $     (1,487)   $     (1,767)    $     (4,832)    $     (6,186)
                                                ============    ============     ============     ============

Other comprehensive income
    Reclassification adjustment and
    unrealized gain/(loss) on marketable
    securities                                           (54)         (1,229)             (54)              91
                                                ------------    ------------     ------------     ------------
Comprehensive loss                              $     (1,541)   $     (2,996)    $     (4,886)    $     (6,095)
                                                ============    ============     ============     ============

Basic and diluted net loss per share            $     (0.39)   $      (0.90)    $      (1.37)    $      (3.69)
                                                ============    ============     ============     ============
Basic and diluted weighted average common
shares outstanding                                    3,847           1,953            3,532            1,678
                                                ============    ============     ============     ============

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    For the nine months ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                     2002               2001
                                                                                   --------           --------
                                                                                        (In thousands)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
    Net loss                                                                       $ (4,832)          $ (6,186)
    Adjustments to reconcile net loss to net cash used in
      operating activities
       Depreciation and amortization
          Property and equipment                                                        610                700
          Software costs                                                                 87                 24
          Other                                                                           -                  2
       Non-cash interest charge pertaining to the discount on
             convertible debentures and loss on prepayment                                -                346
       Provision for doubtful accounts                                                   56                 36
       Loss on sales of NetWolves common stock                                          264                 98
       Other-than-temporary decline in Investment in NetWolves                          457                  -
       Equity in Loss of Voyant and Valuation Adjustment                                603                  -
       Common stock and options issued for services                                     671                576
       Common stock issued for settlement of restructuring charges                       50                183
    Changes in operating assets and liabilities
       Accounts receivable                                                             (336)              (613)
       Prepaid expenses and other current assets                                        733                140
       Other assets                                                                      40                 28
       Accounts payable and accrued expenses                                            (41)               247
       Restructuring costs payable                                                     (386)             (1,587)
       Deferred revenue                                                                 763                 -
       Income taxes payable                                                               -                (802)
                                                                                   --------           --------
              Net cash used in operating activities                                  (1,261)            (6,808)
                                                                                   --------           --------
Cash flows from investing activities
    Proceeds from the sale of NetWolves common stock                                    282              1,124
    Advances to and Investment in Voyant                                               (465)              (500)
      Increase in cash resulting from the acquisition of Platinum Communications          -                 15
      Consideration paid in Platinum Communications acquisition                           -               (123)
      Capital expenditures                                                             (351)              (782)
                                                                                   --------           --------
              Net cash used in investing activities                                    (534)              (266)
                                                                                   --------           --------
Cash flows from financing activities
      Proceeds from bank advances, net                                                  299                  -
      Proceeds from the sale of common stock                                            573                500
      Consideration paid in connection with the sale of common stock                     (3)
      Proceeds from long term debt                                                      250                  -
      Repayments of long-term debt                                                     (119)               (50)
      Repayments of convertible debentures                                                -             (3,751)
                                                                                   --------           --------
              Net cash provided by (used in) financing activities                     1,000             (3,301)
                                                                                   --------           --------
Net decrease in cash and cash equivalents                                              (795)           (10,375)

Cash and cash equivalents, beginning of period                                        1,359             10,851
                                                                                   --------           --------
Cash and cash equivalents, end of period                                           $    564           $    476
                                                                                   ========           ========

Additional non-cash investing and financing activities for the nine months ended September 30, 2002:

In September 2002, the Company issued 93,458 shares of Preferred Stock in exchange for a $2,000,000 Subscription Receivable. See Note 4.

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



1    Interim financial information

     The condensed consolidated balance sheet as of September 30, 2002, and the condensed consolidated statements of operations and comprehensive income
     (loss) and cash flows for the periods ended September 30, 2002 and 2001, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 2001 consolidated financial statements.


2    The Company

     Direct Insite Corp. and subsidiaries (the "Company"), primarily operates as an application service provider ("ASP"), which markets an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation as well as visual data analysis and reporting tools delivered via the Internet for its customers. The Company's core technology is d.b.Express?, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In May 2001, the Company acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company which markets integrated business and operational support systems to the telecommunications industry primarily as an ASP, marketed as Account Management Systems ("AMS"). The Company and Platinum completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. Further, as an added source of revenue, the Company, during 2001, began providing custom engineering services for its customers.

     New Accounting Pronouncements
     -----------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for the Company during 2002. The provisions of these interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during 2002. The provisions of the interpretations that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" is effective for transactions occurring after May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale- leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this standard has had no impact to the Company.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.


3    Restructuring

     The Company implemented a restructuring plan and recorded a non-recurring charge during the year ended December 31, 2000. The activity in the restructuring accrual for the nine months ended September 30, 2002 is summarized below:

                                                Officer/director
                                                ----------------
                                    Employee       retirement     Consulting     Operating
                                 ------------      ----------     ----------     ---------
                                 terminations       packages       contracts       leases         Total
                                 ------------       --------       ---------       ------         -----
     Restructuring accrual,
        as of December 31,
        2001                       $ 2,000         $ 10,000        $686,000      $ 88,000      $ 786,000

     Company stock
        Issuances                        -                -         (50,000)            -        (50,000)

     Cash expenditures,
        nine months ended
        September 30, 2002          (2,000)         (10,000)       (246,000)      (78,000)      (336,000)
                                   -------        ---------       ---------      --------      ---------
     Restructuring accrual,
        September 30, 2002         $     -        $       -       $ 390,000      $ 10,000      $ 400,000
                                   =======        =========       =========      ========      =========

4    Shareholders' equity

The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be antidilutive.

On September 25, 2002, the Company sold 93,458 shares of its Series A Convertible Preferred Stock, par value $.0001 per share ("Preferred Stock") in consideration for $2,000,000 to Metropolitan Venture Partners II, L.P., a Delaware limited partnership ("Metropolitan") and private equity investment firm with its principal headquarters in New York, pursuant to the terms of a Stock Purchase and Registration Rights Agreement (the "Stock Purchase Agreement"). The funds were received by the Company October 8, 2002. The holders of Preferred Stock are entitled to receive dividends of 9-% per annum, compounded quarterly and payable on September 25, 2004 and September 25, 2005. Dividends are payable, at the option of the holders of the Preferred Stock, in cash or in the Company's common stock. The holders of Preferred Stock have certain demand and piggyback registration rights, have preference in the event of liquidation, and are entitled to ten votes for each share of Preferred Stock on all matters as to which holders of common stock are entitled to vote.



The shares of Preferred Stock can be converted into shares of the Company's common stock at any time at the option of the holder. The conversion feature

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

allows the holder to receive ten shares of the Company's common stock for every share of Preferred Stock, which, on the date of the transaction was equivalent to $2.14 per share of common stock, an amount in excess of the closing price on the date of the transaction. Further, shares of the Preferred Stock will automatically convert if, (a) on or after April 10, 2003, there is a Public Offering and the underlying shares of common stock issuable upon conversion of the Preferred Stock are included; (b) the closing price of the Company's common stock for twenty consecutive trading days has been equal to or exceeds $6.42 a share; (c) any remaining shares of Preferred Stock are converted into the Company's common stock three years from the closing date of the transaction.

Pursuant to the Stock Purchase Agreement, the Company appointed Metropolitan's designee, Peter B. Yunich, as a director to serve on the Company's Board of Directors.

As a result of this transaction, during October 2002, the Company received $2,000,000 less fees and expenses of approximately $178,000 payable in cash or Company common stock.

During the quarter ended September 30, 2002, the Company issued 146,445 shares of its common stock and 834,500 stock options as detailed below:

     -- In lieu of cash, the Company issued 60,000 shares of its common stock valued at $106,000 to the Company's Board of Directors for Board fees in 2002.
     -- Issued 21,445 shares of its common stock as payment of certain consultant liabilities, valued at $45,000.
     -- As per the terms of an agreement with a financial advisor entered into in January 2002 (see below), the Company issued 30,000 shares of its common stock valued at $30,000.
     -- Issued 35,000 shares of its common stock as payment for fees and services incurred related to the sale of 93,458 shares of Preferred Stock to Metropolitan Ventures Partners
     --   169,000  stock  options  were  granted  to  the  Company's   Board  of
          Directors.
     -- 167,500 stock options were granted to the Company's named executive officers.
     --   498,000 stock options were granted to employees.

All options granted during the quarter ended September 30, 2002 have an exercise price of $2.05, which was at or above the fair market value on the date of the grants, expire in ten years, and vest through June 30, 2005.

During the quarter ended June 30, 2002, the Company issued 470,074 shares of its common stock and granted 50,000 options to purchase its common stock as detailed below:

     -- During April 2002 the Company sold, at market, an aggregate of 71,000 shares to four key employees. The Company accepted full recourse notes, aggregating $88,750, which bear interest at a rate of 6% and will be repaid to the Company over twelve months. Additionally, the shares further collateralize the obligation to the Company. Approximately $77,000 remains unpaid as of September 30, 2002.
     -- During April 2002 the Company also sold 160,000 shares of its common stock at an aggregate price of $200,000, or $1.25 per share, the market price on such date, to unrelated third parties in a private transaction.
     -- In lieu of cash, the Company issued 40,000 shares of its common stock valued at $50,000 in partial settlement of certain restructure liabilities.
     -- Issued 169,074 shares of its common stock as payment of certain consultant liabilities, valued at $216,000.
     -- Granted 50,000 options to purchase its common stock as payment of certain consultant liabilities, valued at $31,000 using the Black-Scholes option-pricing model.
     -- As per the terms of an agreement with a financial advisor entered into in January 2002 (see below), the Company issued 30,000 shares of its common stock, valued at $30,000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

During the quarter ended March 31, 2002, the Company issued 856,154 shares of its common stock and granted 645,000 options to purchase its common stock as detailed below:

     -- The Company raised approximately $359,000 through the sale of 344,524 shares of the Company's common stock to members of the Company's Board of Directors, senior executives and other non-related parties.
     -- In lieu of cash, the Company issued 211,680 shares of its common stock valued at $222,000 ($1.05) to its employees in settlement of bonus awards granted in 2001.
     -- Issued 89,950 shares of its common stock as payment of certain consultant liabilities, valued at $111,000.
     -- The Company granted 405,000 stock options to several of its employees. The options vest in one-third increments on April 30, 2002, December 31, 2002 and June 30, 2003, with an exercise price of $1.05 per share.
     -- In January 2002, the Company entered into a two-year services agreement with its Chairman. During the first year of the agreement, compensation will consist of 180,000 restricted shares of the Company's common stock, valued at $180,000, which will be expensed over the first twelve months of the agreement. During the second year of the agreement, compensation will consist of a monthly fee of $15,000. Further, the Chairman received 240,000 stock options, which vest ratably during the two-year term of the agreement. The stock options have an exercise price equal to the closing price of the Company's common stock on the date of the agreement.
     -- In January 2002, the Company retained a financial advisor to provide general financial advisory services. The term of the agreement is for 12 months, with a fee of $10,000 per month. The parties subsequently agreed that the fee would be paid with 120,000 shares of the Company's common stock in lieu of cash issued ratably over the period. Accordingly, through March 31, 2002, 30,000 shares of common stock valued at $30,000 had been issued.

5    Long Term Debt

In January 2002, the Company's Chairman loaned the Company $250,000. The term of the loan is three years and bears interest at 5%, payable quarterly in arrears.

6    Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications.


7    Products and Services

The Company and its subsidiaries currently operate in one business segment and have, during the years 2002 and 2001, provided three separate products: ASP Services, custom engineering fees and AMS Services. The recognition of AMS revenue commenced on the effective date of the acquisition of Platinum, May 1, 2001.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                            Three Months Ended September        Nine Months Ended
                                                       30,                         September 30,
                                               2002            2001            2002            2001
                                            ----------------------------------------------------------
       ASP fees                             $    1,195      $      637      $    3,128    $      1,632
       Custom engineering fees                     458             315           1,682             425
       AMS fees                                    198             201             538             291
                                            ----------      ----------      ----------    ------------
            Total Revenue                      $ 1,851       $   1,153         $ 5,348       $   2,348
                                            ==========      ==========      ==========    ============

Major customer
--------------

For the three months ended September 30, 2002 and 2001, the Company has one major customer that accounted for 87.8% and 73.7% of the Company's total revenue, respectively. For the nine months ended September 30, 2002 and 2001, this major customer accounted for 88.4% and 79.8% of the Company's total revenue, respectively. Accounts receivable from this customer amounted to $950,000 at September 30, 2002.


8    Investments In Securities

The Company periodically reviews the carrying value of the investments in securities as well as other assets to determine if impairment has occurred. When required, the Company has adjusted the carrying value of an investment in a security to reflect such impairment. Further adjustments in the carrying values of these investments may be required in the near term.

Non-Marketable
--------------

In February 2001, the Company acquired 2,000,000 shares of Voyant Corporation ("Voyant") through an equity investment of $500,000. Additionally, in November 2001, the Company acquired 15,680,167 shares in exchange for 60,000 shares of NetWolves common stock, with a value of $156,000. Further, as part of an anti-dilution protection clause in the initial investment agreement, the Company is entitled to approximately 48,000,000 additional shares. Voyant is a privately held company, and accordingly, through December 31, 2001, the investment had been reflected on the Company's balance sheet as a non-marketable security, at cost. The Company's Chairman is also the Chairman of Voyant.

The Company has achieved a level of influence such that the Company began to account for its investment in Voyant utilizing the equity method of accounting commencing January 1, 2002. As a result, the Company recorded a $37,000 and $138,000 non-operating loss for its pro rata share of Voyant's operations for the three and nine month periods ended September 30, 2002, respectively.

During the three and nine months ended September 30, 2002, the Company directly and indirectly advanced approximately $244,000 and $465,000, respectively, to Voyant, for which it is to receive an aggregate of 46,400,000 shares of Voyant common stock in settlement thereof. With respect to these additional shares, the Company did not increase the carrying value of its investment in Voyant and has therefore recognized an additional loss in Voyant during the three and nine months ended September 30, 2002 of $244,000 and $465,000, respectively. As a result, the Company recorded an "Equity in Loss of Voyant and Valuation Adjustment" aggregating $281,000 and $603,000 for the three and nine months ended September 30, 2002, respectively. The Company began providing various services for Voyant late in the second quarter of 2002, continuing through September 30, 2002. The Company agreed to accept 12,300,000 shares of Voyant common stock as payment for these services increasing its ownership in Voyant to approximately 20%.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


Marketable  Available for sale
------------------------------

The Company, as of December 31, 2001, held 298,500 shares of NetWolves Corporation common stock. During the three month period ended September 30, 2002, the Company sold 40,600 shares in the open market at prices ranging from $1.11 to $1.41 aggregating proceeds of approximately $48,000, and, as a result realized a loss of $14,000. During the nine-month period ended September 30, 2002, the Company sold 160,600 shares in the open market aggregating proceeds of approximately $282,000. For that same time period, a realized loss of $264,000 was recorded. Further, at June 30, 2002, the Company wrote down its investment in NetWolves to the then current market value of $1.49 per share, resulting in a loss of $457,000 that was included in "Other-than-temporary decline in Investment in NetWolves." At September 30, 2002, the Company holds 137,900 common shares of Netwolves with a market value of $152,000.


9    Management's Plans

For the nine months ended September 30, 2002, the Company incurred net operating losses thereby requiring cash from sources other than normal operations to fund its operating activities. In order to fund its operating losses, the Company:

     -- As described in Note 4, in October 2002, the Company received, $2,000,000 from the sale of Preferred Stock, less fees and expenses of $178,000, portions of which are payable in either cash or the Company's common stock;
     -- as described in Note 4, received $573,000 from the sale of its common stock;
     -- as described in Note 5, the Company's chairman loaned the Company $250,000;
     -- as described in Note 8, the Company partially liquidated its holdings of NetWolves common stock by selling 160,600 shares in the open market for aggregate proceeds of $282,000;
     -- continues to make use of the financing arrangement with an asset based lending institution;

     The Company's management has and will continue to take numerous steps that it believes will create positive operating cash flow for the Company. Key measures are as follows:

          --   Expanding the Company's products and services:

               -- The Company is continually expanding its suite of products and services. The current ASP offering includes, among other things, electronic bill presentation. In the near future the Company expects to release an enhanced ASP offering, which will provide electronic payment capability

               -- The Company acquired Platinum, which broadened the Company's product offerings. Management believes this acquisition significantly enhances the Company's current market strategy by allowing it to capitalize on the growing trend for outsource services within the communications sector. It should be noted that with respect to products and services offered through Platinum, during the three months ended June 30, 2002, the Company entered into a three-year services agreement with a Fortune 100 company. Further, during the three months ended September 30, 2002 the Company consummated another services agreement with a Fortune 1000 company.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

          --   Expanding custom engineering / development services:

               -- The Company generated custom engineering fees of $458,000 during the third quarter of 2002 and $1,682,000 during the nine months ended September 30, 2002;


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

Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand, the sale of the remainder of its NetWolves common stock, as well as obtaining additional debt and/or equity financing should provide adequate funding through at least September 30, 2003. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations


For the three months ended September 30, 2002, total revenue increased $698,000 or 61% from $1,153,000 for the three months ended September 30, 2001 to $1,851,000 for the three months ended September 30, 2002. When compared to the third quarter of 2001, the current quarter reflected the following growth in its three product offerings: ASP increased $558,000 to $1,195,000; engineering fees increased $143,000 to $ 458,000; and AMS revenue remained virtually the same, decreasing $3,000 to $198,000 for the three months ended September 30, 2002. On a year to date basis, the Company's revenue increased $3,000,000 over the nine months ended September 30, 2001, or 128%, as follows: ASP revenue increased $1,496,000 to $3,128,000, representing a 92% increase in revenue from this service compared to the nine month total reported in 2001 of $1,632,000. Significant factors contributing to the overall growth include expansion of the Company's product offerings as well as increases in the customer base. Engineering revenue grew by $1,257,000, to $1,682,000, nearly four times the $425,000 of like kind revenue recognized during the nine-month period ended September 30, 2001. The Company believes that revenue generated from engineering services is the precursor to added recurring revenue sources. During the nine-month period ended September 30, 2002, AMS revenue increased $247,000 to $538,000, when compared to $291,000 in the 2001 period. However, it must be noted that AMS revenue for 2001 is for the five-month period May 1, 2001, the effective date of the acquisition, through September 30, 2001.

International Business Machines Corporation ("IBM") continues to be the Company's largest customer accounting for 88% of total revenue for the three-month period ended September 30, 2002. For the nine- month period ended September 30, 2002, 88% of the Company's total revenue was attributable to IBM, up from 80% of total revenue for the nine-month period ended September 30, 2001. In 2001, the Company entered into an agreement with IBM wherein for a per transaction fee, the Company enables IBM to present invoices to a portion of its customers via the Internet. This Electronic Bill Presentment & Payment ("EBP&P") offering has since been expanded to include additional functionality. In March 2002, the parties signed a new agreement, which allows IBM to expand this EBP&P offering to more of its customers, both domestic and international. In addition, the Company continues to provide data analysis and reporting services for IBM's telecommunications customers. During the quarter the Company entered into a three year agreement with a Fortune 1000 company, for which it received and reported as deferred revenue $180,000. The Company is actively pursuing new sales opportunities to further reduce sales concentration.

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

     -- When comparing the three months ended September 30, 2002 and 2001, the Company increased its operations, research and development expenses by $126,000 or 18% of incremental revenue growth of $698,000 achieved during the same period. Further, the Company continues to upgrade, improve and enhance its current products and services. As a result,
          the  most  significant   items   contributing  to  this  increase  was
          additional staffing costs and professional fees totaling $89,000. Additionally, operations, research and development expenses incurred as a result of the acquisition of Platinum increased $14,000. Other expenses showed a net increase of $23,000.

     -- When comparing the nine months ended September 30, 2002 and 2001, the Company increased its operations, research and development expenses by

                      DIRECT INSITE CORP. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          $689,000  or 23% of  incremental  revenue  growth of  $3,000,000.  The single most significant area contributing to the increase was additional operations, research and development expenses incurred as a result of the acquisition of Platinum of $260,000. It should be noted that as detailed above, incremental revenue from custom engineering increased $1,257,000. This source of revenue, while the precursor to probable recurring revenue sources, requires a significantly higher cost of revenue. Further, the Company continues to upgrade, improve and enhance its current products and services. As a result of the aforementioned, expenses unrelated to Platinum increased $429,000. Management believes that it is critical to maintain a qualified personnel staff and, further, to continue to enhance as well as develop new and innovative services and products. It is expected that operations, research and development costs will increase in future periods as a result of anticipated increases in future revenue as well as costs associated with its product/service enhancement and development activities.

Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff.


     Sales and marketing expenses increased $73,000 to $643,000 for the three months ended September 30, 2002, when compared to $570,000 for the three months ended September 30, 2001. Wages and consulting fees increased $57,000 and $27,000, respectively. All other items, such as travel, entertainment, commissions and rent, in the aggregate, increased $134,000. Offsetting these increases was the elimination of the Global Technology Services product offering which incurred expenses totaling $126,000 for the 2001 period.

     -- Sales and marketing expenses increased $101,000 to $1,793,000 for the nine months ended September 30, 2002 when compared to $1,692,000 for the nine months ended September 30, 2001. The acquisition of Platinum increased expenses by $103,000. Further, consulting fees increased $171,000. Additionally, wages and rent expense increased $48,000 and $78,000, respectively. Offsetting these additions, among other things, was a reduction in advertising expense of $39,000 and the elimination of the Global Technology Services product offering which totaled $365,000 for the 2001 period. Additionally, the Company paid $100,000 in commissions during the nine-month period ended September 30, 2002, including $50,000 earned by a sales consulting firm, which is wholly owned by the Company's president.

     General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead.

     -- Expenses decreased $87,000 to $987,000 for three months ended September 30, 2002, when compared to $1,074,000 reported for the three months ended September 30, 2001. Major factors contributing to this decrease include reductions in legal fees and expenses as well as a reduction in expenses related to the Company's annual shareholder meeting totaling $150,000. Additionally, the Company further reduced expenses by approximately $26,000 as a result of the elimination of the Global Technology Services offering. Offsetting these decreases, among other things, were general and administrative expenses related to Platinum that increased by $35,000 when compared to the same period in 2001.

     -- Expenses decreased $125,000 to $2,929,000 for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. Major factors contributing to this decrease include, among other things, decreases in wages, bad debts and legal expenses of $127,000, $35,000 and $210,000, respectively, and the elimination of the Global Technology Services product offering of $98,000. Offsetting

                      DIRECT INSITE CORP. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          the reductions was an increase in consulting fees of $187,000, as well as $87,000 of expenses attributable to Platinum.

Amortization and depreciation expenses varied slightly.

As discussed in Note 8, for the nine months ended September 30, 2002, the Company sold 160,600 shares of NetWolves common stock, resulting in a net loss of $264,000. Further, as discussed in Note 8, at June 30, 2002 the Company determined to adjust the carrying value on its remaining shares of NetWolves and recorded an other-than-temporary decline in its Investment in NetWolves, resulting in a loss of $457,000.

As discussed in Note 8, for the three and nine months ended September 30, 2002, the Company recorded losses pertaining to its equity investment in Voyant of $37,000 and $138,000, respectively. Additionally, during the three and nine months ended September 30, 2002, the Company directly and indirectly advanced approximately $244,000 and $465,000, respectively, to Voyant, for which it is to receive an aggregate of approximately 46,400,000 shares of Voyant common stock in settlement thereof. The Company did not increase the carrying value of its investment in Voyant and has therefore recognized an additional loss in Voyant of $244,000. As a result, the Company recorded an "Equity in Loss of Voyant and Valuation Adjustment" aggregating to $281,000 and $603,000 for the three and nine months ended September 30, 2002, respectively. The Company began providing various services for Voyant late in the second quarter of 2002, continuing through September 30, 2002. The Company agreed to accept 12,300,000 shares of Voyant stock as payment for these services increasing its ownership in Voyant to approximately 20%.


The Company made no provision for taxes during the three and nine months ended September 30, 2002. The tax provision for the three and nine months ended September 30, 2001 was none and $46,000, respectively, which consisted entirely of current tax expense.

Financial Condition and Liquidity

For the nine months ended September 30, 2002, the Company incurred net operating losses thereby requiring cash from sources other than normal operations to fund its operating activities. In order to fund its operating losses, the Company:

     -- As described in Note 4, in October 2002, the Company received $2,000,000 from the sale of Preferred Stock, less fees and expenses of $178,000, portions of which are payable in either cash or the Company's common stock;
     -- as described in Note 4, received $573,000 from the sale of its common stock;
     -- as described in Note 5, the Company's chairman loaned the Company $250,000;
     -- as described in Note 8, the Company partially liquidated its holdings of NetWolves common stock by selling 160,600 shares in the open market for aggregate proceeds of approximately $282,000;
     -- continues to make use of the financing arrangement with an asset based lending institution;

As detailed in the Condensed Consolidated Statement of Cash Flows, during the nine month period ended September 30, 2002, the Company utilized $1,261,000 in operating activities, which includes, among other items, a net loss of $4,832,000, an increase in accounts receivable of $336,000 and $336,000 paid toward the restructuring, partially offset by non-cash expenses totaling
$2,748,000, an increase in deferred revenue of $763,000, and decreases in prepaid expenses and other current assets of $733,000. Further, during the nine months ended September 30, 2002, the Company expended approximately $351,000 for

                      DIRECT INSITE CORP. AND SUBSIDIARIES

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

capital expenditures, which included $99,000 of additional data processing and Internet connectivity equipment for its co-location facility. In addition, the Company advanced $465,000 to Voyant.

The Company's management has and will continue to take numerous steps that it believes will create positive operating cash flow for the Company. Key measures are as follows:

     --   Expanding the Company's products and services:

               -- The Company is continually expanding its suite of products and services. The current ASP offering includes, among other things, electronic bill presentation.In the near future the Company expects to release an enhanced ASP offering, which will provide electronic payment capability.
               -- The acquisition of Platinum in 2001, expanded the Company's product offerings. Management believes this acquisition significantly enhances the Company's current market strategy by allowing it to capitalize on the growing trend for outsource services within the communications sector. It should be noted that with respect to products and services offered through Platinum, during the three months ended June 30, 2002, the Company entered into a three year services agreement with a Fortune 100 company. Further, during the three months ended September 30, 2002 the Company consummated another services agreement with a Fortune 1000 company.

     --   Expanding custom engineering / development services:

               -- The Company generated custom engineering fees of $458,000 during the third quarter of 2002 and $1,682,000 during the nine months ended September 30, 2002. Management believes that this source of revenue should continue through 2003. It has been shown that this source of revenue more often than not leads to the more profitable recurring revenue streams;

          -- In 2002, the Company entered into a new ASP agreement with IBM, which will enable IBM to provide an electronic invoice to their customers.

-- Additionally, the Company has obtained a commitment from its Chairman, other members of the Board of Directors as well as its executive officers in which they will provide, under certain circumstances, up to an aggregate of $750,000 for working capital purposes, if needed, through June 30, 2003.

Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand, the sale of the remainder of its NetWolves common stock, as well as obtaining additional debt and/or equity financing should provide adequate funding through at least September 30, 2003. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable

ITEM 4 - CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the date of this report, and, based on their evaluations, they believe that our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           PART II OTHER INFORMATION



Item 1. Legal Proceedings
     None

Item 2. Changes in Securities
     At the Annual Meeting of Shareholders, a proposal to amend the Certificate of Incorporation to authorize 2,000,000 shares of preferred stock, par value $0.0001 was approved. The Company, pursuant to an agreement dated as of September 25, 2002, sold 93,458 shares of a Series A Convertible Preferred Stock, par value $.0001 per share in consideration for $2,000,000 in cash, pursuant to the terms of a Stock Purchase Agreement. See Note 4 to the Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual shareholders meeting on August 5, 2002 at the Grand Hyatt Hotel in New York City, New York.

1. Four members of the Board were elected to serve until the next Annual Shareholders Meeting. The names of these directors and votes cast are as follows:

                                          FOR                  WITHHELD
                                          ---                  --------

James  A  Cannavino                     3,376,243               22,350
Charles Feld                            3,376,243               22,350
Dr. Dennis Murray                       3,376,243               22,350
Carla J. Stovall                        3,376,243               22,350

2. A proposal to amend the Certificate of Incorporation eliminating the requirement to annually elect directors and substituting in its stead, the creation of a classified Board of Directors was passed by a vote of 2,322,343 in favor, 69,849 against and 6,485 abstained.

3. A proposal to amend the Certificate of Incorporation to authorize 2,000,000 shares of preferred stock, par value $0.0001 was passed by a vote of 2,306,346 for; 85,519 against and 6,851 abstained.

4. A proposal to amend the By-Laws of the Company by requiring a 66-2/3% vote of shareholders to call a special meeting of shareholders was passed by a vote of 2,309,178 in favor, 82,100 voted against and 13,417 abstained.

5. The shareholders ratified the appointment by the Board of Directors of Marcum & Kliegman, LLP as the Company's independent certified public accountants for the year ending December 31, 2002 with 3,394,916 in favor, 25,793 opposed and 12,309 abstaining.

6. A proposal to ratify and approve the Company's 2002-A Stock Option / Stock Issuance Plan granting the Board of Directors authority to grant up to 875,000 shares of stock or stock options was passed by a vote of 2,309,303 voting in favor, 79,462 opposing and 8,476 abstaining.

Item 5. Other Information
     None.

Item 6. Exhibits and Reports on Form 8-K.
     None.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIRECT INSITE CORP.



/s/ Warren Wright
--------------------------
Warren Wright              Chief Executive Officer           November 14, 2002


/s/ George Aronson
--------------------------
George Aronson             Chief Financial Officer           November 14, 2002

                                 CERTIFICATIONS




I, Warren Wright certify that:

     1. I have  reviewed  this  quarterly  report on Form 10-Q of  Direct Insite
Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                                /s/ Warren Wright
                                                ________________________________
                                                Warren Wright
                                                Chief Executive Officer

                                 CERTIFICATIONS

I, George Aronson, certify that:

     1. I have  reviewed  this  quarterly  report on Form 10-Q of Direct  Insite
Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have I disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                        /s/ George Aronson
                                        ________________________________________
                                        George Aronson
                                        Chief Financial Officer

                                 CERTIFICATIONS


             Certificate Pursuant to
             18 U.S.C. Section 1350,
             as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Direct Insite Corp. (the "Company") on Form 10-Q for the quarter ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Warren Wright, Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2002

                                   /s/ Warren Wright
                                   ____________________________________________
                                   Warren Wright
                                   Chief Executive Officer

                                 CERTIFICATIONS

            Certificate Pursuant to
            18 U.S.C. Section 1350,
            as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Direct Insite Corp. (the "Company") on Form 10-Q for the quarter ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Aronson, Secretary, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2002

                                       /s/ George Aronson
                                       _________________________________________
                                       George Aronson
                                       Secretary, Treasurer and
                                       Chief Financial Officer