Form 10-K
period 2002-12-31
DIRECT INSITE CORP
filed 2003-04-15
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
                                   (Mark One)
         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 2002
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File No. 0-20660
                              DIRECT INSITE CORP.
             (Exact name of registrant as specified in its charter)

               Delaware                            11-2895590
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification  No.)

     80 Orville Drive, Bohemia, N.Y.                 11716
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code     (631) 244-1500

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

     Title of each class             Name of each exchange on which registered
    --------------------             ------------------------------------------
   Common Stock, par value $.0001                  NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) NO [X]

As of April 16, 2003, there were 3,945,821 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $6,901,000 based on the closing sale price of the Common Stock as quoted on the NASDAQ on such date.

DOCUMENTS INCORPORATED BY REFERENCE: Part III - Items 10, 11, 12 and 13). Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                      Direct Insite Corp. and Subsidiaries
                 Form 10-K for the Year Ended December 31, 2002

                                Table of Contents
                                -----------------
PART I                                                                   PAGE
                                                                         ----
   ITEM 1  Business                                                        1

   ITEM 2  Properties                                                     10

   ITEM 3  Legal Proceedings                                              11

   ITEM 4  Submission of Matters to a Vote of Security Holders            11

PART II

   ITEM 5  Market for Registrant's Common  Stock                          12

   ITEM 6  Selected Financial Data                                        13

   ITEM 7  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            15

  ITEM 7a Quantitative and Qualitative Disclosures About Market Risk      19

  ITEM 8  Financial Statement                                             19

  ITEM 9  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                        19


PART IV
  ITEM 14 Controls and Procedures                                         23

  ITEM 15 Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                        23

SIGNATURE                                                                 26

                                     PART I
Item 1.  BUSINESS
-----------------

FORWARD-LOOKING STATEMENTS

     All statements  other than  statements of historical  fact included in this
Form 10-K including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward - looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, the risk of errors or failures in our software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

OVERVIEW

     Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as "Direct Insite" or the "Company"), was organized under the name Unique Ventures, Inc. as a "blind pool" public company, under the laws of the State of Delaware on August 27, 1987, and changed its name to Computer Concepts Corp. in 1989. In August, 2000, the shareholders voted to approve to change our name to Direct Insite Corp. which the Board of Directors believed was more in line with our new direction.

     In March, 2000, in an effort to allow us the opportunity to seek new management perspectives and directions, the Chairman of the Board of Directors along with the President / Chief Executive Officer / Treasurer retired. Mr James
A. Cannavino, was elected a board member and Chairman of the Board. Shortly thereafter the three remaining members of the Board of Directors resigned. Dr. Dennis Murray, president of Marist College and Mr. Charles Feld, Chief Information Officer of First Data Resources and the former Chief Information Officer of Delta Air Lines, were elected to our board. In April, 2000, Mrs. Carla J. Steckline, the then attorney general of the state of Kansas was elected to serve as a member of the Board. As part of the terms and conditions of our financing transaction with Metropolitan Venture Partners II, L.P. ("Metropolitan"), Mr Peter Yunich, their managing partner was elected to our Board in September, 2002.

     In September 2002, we sold 93,458 shares of our Series A Convertible Preferred Stock, ("Preferred Stock") in consideration for $2,000,000 less fees and expenses of $178,000 to Metropolitan, a private equity investment firm. In December 2002, we sold 23,365 shares of our Preferred Stock in consideration for $500,000 less fees and expenses of $61,000, to Metropolitan. The proceeds from this December transaction were received January 3, 2003, and the principal sum is reflected on the accompanying Balance Sheet as stock subscription receivable. The holders of Preferred Stock ("the holders") are entitled to dividends, on a cumulative basis at a rate of 9-1/2% per annum, compounded quarterly and payable on September 25, 2004 and September 25, 2005. Dividends are payable, at the option of the holders, in cash or in our common stock. The holders have certain demand and piggyback registration rights, have preference in the event of liquidation, and are entitled to ten votes for each share of Preferred Stock on all matters as to which holders of common stock are entitled to vote. As of December 31, 2002, $56,000 in dividends are payable to the holders.

Our Current Business

     We primarily operate as an application service provider ("ASP") and, market an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation and payment ("EBP&P") as well as visual data analysis and reporting tools delivered via the Internet for our customers. Our core technology is d.b.Express?, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In 2001 we acquired, Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which markets its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. We completed a merger with Platinum under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, our newly formed wholly owned subsidiary acquired all of the outstanding common stock of Platinum. Further, as an added source of revenue in 2001, we began to provide custom engineering services for our customers.

     This newly assembled suite of services enables us to provide a comprehensive Internet delivered service from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. This comprehensive service offering provides back office operations, cuts costs and provides for improved customer service by providing the end customer with easy access to all of the detailed information about their bill. We operate fully redundant data centers located at our main office in Bohemia, N.Y. and in Newark, NJ. Our facility in New Jersey is space leased at an International Business Machines ("IBM"), IBM e-business Hosting Center. This co-location / redundancy feature enables us to offer virtually down time free service.

     Currently, IBM, our largest customer, representing more than 80% of our revenue in each of the three years in the period ended December 31, 2002, utilizes our products and services to allow their large enterprise customers to mine their respective high volume telecommunications data to determine cost allocation by usage, provide for network planning, budgeting and the identification of significant trends in calling patterns. In addition, we added electronic invoice presentment, payment and analysis capabilities to our services offering all based on our d.b.Express(TM) platform.

Discontinued Products and Services

     Historically, the most significant portion of our operations had been conducted through one of our subsidiaries, Softworks, Inc. ("Softworks"). Through Softworks, we developed, marketed and supported systems management software products for corporate mainframe data centers. Through a series of transactions, our ownership of Softworks was reduced from 100% to 35% as of December 31, 1999. Pursuant to a tender offer made in December 1999, we sold our remaining interest in Softworks (a total of 6,145,767 shares) to EMC Corporation for $10.00 per share. The transaction, which was completed in January 2000, provided aggregate cash proceeds of $61,458,000, and resulted in a pre-tax gain, net of expenses, of $47,813,000 recorded in the first quarter of 2000.

     In 2000, we began a marketing initiative known as Global Telecommunications Services ("GTS"). For a fee, this offering utilizing d.b.Express would analyze long distance, data and wireless communication needs; assist in the negotiation of telecommunication contracts and monitor ongoing carrier contract compliance. During the fourth quarter of 2001, as a result of minimal revenue, we decided we would no longer market these services.

     In June 1998, we acquired certain software and related sales and marketing rights. The acquired software technology, marketed under the trade name Bo Dietl's One Tough ComputerCOP ("ComputerCOP"), is designed to inform non computer literate parents, guardians and alike, what materials, or possible threats to the safety and well being of their children or others has been accessed over the Internet, such as objectionable web sites, text, pictures, screens, electronic mail, etc. In February, 2000, we sold a newly created wholly owned subsidiary with assets consisting primarily of $20.5 million cash, the above referenced technology and remaining marketing rights, inventory and related receivables for 1,775,000 shares of NetWolves Corporation (Nasdaq:
"WOLV"). The transaction was valued at approximately $35.5 million and resulted in a pre-tax gain of $8,534,000 recorded in the first quarter of 2000.

     During 1999, we began to develop a multi-media display station, which combined Internet strategy and e-commerce with multi-media forms of delivery, presentation and interaction with end-users. This Internet based communications/advertising network was being designed by us to create a means by which businesses could promote specific brand/product/service awareness. We intended to market this technology in association with owners and/or managers of high traffic venue areas (i.e., malls, airports, etc.) to local, regional and national businesses. From inception through March 31, 2000, we invested approximately $7,000,000 in its marketing and development efforts (charged to operations as incurred). As part of our restructuring plan (Note 14 to the Consolidated Financial Statements), the Board of Directors determined that it was in our best interest to immediately cease all funding of this project. As a result, in April 2000, we entered into a contractual arrangement with an unrelated third party, whereby wetransferred all of its in- process research and development technology related to the multi-media display station for the rights to 50% of the future profits (as defined), if any, from the third party's operation or sale of this technology. All future costs associated with any continued development and marketing of the display station would be absorbed by the third party. To date, we have not received revenue from this transaction.

     In 1997, we created a business unit, "professional services", which primarily resold computer hardware and for a fee, assisted in the design, construction and installation of technology systems. In 1999, this business unit had one major contract, involving two customers, which was completed in 1999. Historically, net margins generated from this business unit were extremely low. As a result, in January, 2000, we elected to significantly curtail the operations of this business unit, and has further decided to completely refrain from any marketing of this business unit.

PRODUCTS AND SERVICES

     We currently operate in one business segment and have, during the years 2002, 2001 and 2000, provided three separate offerings: ASP Services, AMS Services and custom engineering fees.

Currently, within the ASP offering we provide two key services:

     -- Invoices On Line ("IOL"), an EBP&P, offering, and;

     --   d.b.Express, a data visualization and mining service


     IOL
     ---
     LOL is an advanced web-based electronic invoice presentment, workflow management, reporting and data interrogation/analysis platform designed for large enterprise customers doing business internationally. Our web-based network is operational and is currently hosting millions of invoices and is actively serving invoices in the US, Canada, England, Ireland, Germany, Italy and France. We are planning on adding additional geographies and languages throughout the course of 2003.

     IOL provides the following features and functions for the end user:

     -- Summary View of Invoice. IOL enables the "payer" to view invoices from an aggregate level, thereby making it easier to see the total amount due and to download information.

     -- Complex Presentment. (Data centric views). Data-centricity is the main selling point of this solution. Not only does the system offer summary views, it also provides users with in-depth itemizations, single data points, and the consolidation of multiple products and/or services in one electronically delivered invoice.

     -- Data Mining and Visualization. Another benefit of data-centricity is the ability to utilize the d.b.Express data mining technology across the entire enterprise to analyze line item detail information - not just a single operating unit or limited geographical area of the business. Additionally, the system provides a significant archiving capability such that 12 to 24 months of historical invoicing/charges can be data mined for trend and optimization opportunities. The results of the mining activity are presented in a highly visualized manner to the user.

     -- Notification. Email notification is used for invoice alerts, disputes, workflow, administration, invoice status and payment timing.

     -- Multi-tiered Accounts. Used for allocating portions of an invoice across complex, payer organizational structures with multiple levels of management and associated viewing rights and/or privileges often found in large enterprise accounts.

     -- Invoice Management. Enables the user to electronically route the invoice through the approval chain; passing the designated portions of an invoice to necessary parties for approval. This will also assist the user's ability to verify whether the approving parties have received the invoice and if the portion has been reviewed, approved or disputed. We believe this to be a cost-saving feature.

     -- Dispute Management. Includes automatic dispute resolution enabling the biller to establish a threshold below which a dispute is automatically cleared.

     -- Payment and Remittance. Supports multiple payment options such as full payment, schedule payment and auto payment. The system also supports balance-forward accounting or open invoice accounting. Pre-scheduled payments are also supported by the system.

     -- Billing Inquiry (or Trouble Ticket). Acts as a complaint service allowing customers to communicate line item level problems to the "biller".

     -- Report Capabilities. Users can track orders, disputes, billing inquires, payments and system usage. This reporting function is driven by an online analytical processing (OLAP) tool that plugs into the user's database. This text reporting capability complements the graphical representation of results that is the output of the d.b.Express data-mining tool.

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

     High Power / Low Cost - d.b.Express(TM) enables users to analyze millions of records over the Internet without the need to first download the data being analyzed.

     Better Access to Information - d.b.Express(TM) improves the accessibility of databases created by database management systems (DBMS) by eliminating the need to write queries in computer code and facilitates data searches through the use of graphical query tools. We believe that this results in more timely and better quality business decision-making.

     Broader Access to Information. - d.b.Express(TM) enables a broader population within an organization to visually and interactively mine their data without the need or support from internal or external management information system (MIS) professionals. d.b.Express? performs these tasks faster than any DBMS because the software does not reread the database for each task; it only reads the summaries it has created.

     Ease of Use - d.b.Express(TM) utilizes simple point and click technology, which enables the user to view and analyze data to the lowest level of detail. d.b.Express? provides powerful desktop functionality, via the Internet, that allows the exploration of data patterns, trends, and exceptions. Data searches, queries and analyses can be converted to sophisticated, simple to use presentations providing integrated business graphics and report writing capabilities.

     Interfaces With Leading Databases and Other Tools - d.b.Express(TM) provides direct access to leading databases created by DBMS vendors and can be exported to popular spreadsheets, report writers, graphics packages and word processors.

     Integrates Data From Multiple Vendors - When d.b.Express(TM) reads a database, it creates its own summaries of information through its proprietary process. Information contained in databases is formatted into d.b.Express's proprietary format. This permits users to access and compare information contained in enterprise-wide databases created by different vendors simultaneously in the d.b.Express' user-friendly environment.

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

     Security, Access and Storage - In order to meet the archival requirements of customers, we produce CDs of each month's billing details. In order to provide this service, we have has put into place two fully redundant data centers. The service is available 24 hours a day, 7 days a week, 365 days a year.

     Disadvantages in regard to d.b.Express(TM) include the following:

     Lack of Established User-base and Acceptance of the Product - d.b.Express? is not yet widely used, which may defer acceptance. We believe our focus on large-scale users and its low capital and deployment cost could help overcome the lack of acceptance in the market place. There is no assurance that we will be successful in reaching our sales plan to gain adoption of the technology.

     Limited Resources to Market and Promote d.b.Express(TM) - We have limited resources with which to market and promote d.b.Express(TM). Regardless of the unique patented aspects of the product, if we are not able to effectively market and promote the usage of the product, the successful dispersion of the product as a widely used access tool may not be achieved.

     Alternative Methods Available to Access Data and Potential New Technologies
- d.b.Express' access method is patented and innovative. However, alternative methods for accessing data exist, primarily text based search engines. We believe that many of the alternative methods require knowledge of specific database query languages. We are not aware of any alternative technology which can effect data searches with the speed, and without sophisticated programming skills, which, d.b.Express? provides; however, it is possible that new technologies will be developed which may effectively compete with d.b.Express(TM). If such new technologies are developed, they could negatively impact our ability to successfully market and promote d.b.Express(TM) on the Internet.

     Both IOL and dbExpress applications are managed service offerings and are priced on a per transaction basis ranging from fees per invoice to fees per line item of detail processed and by information archived and made accessible via the Internet by either of our two data centers.

In addition, we also generate revenue from custom engineering services. This form of engineering work also known as non recurring engineering ("NRE"), quite often leads to recurring sources of revenue. It can be in the form of custom application development or changes made at the request of a customer.


Account Management System - "AMS" & "TAMS"

     We also market AMS, which is marketed to communications carriers as an end-to-end Integrated Management System ("IMS") supporting most aspects of a carriers' relationship with its customers. The primary functionalities of AMS fall into two major aspects; Billing -(the accumulation of detail transactions and service items that bill on a recurring basis, the pricing of those items and the generation of an invoice, paper or electronic, for those items), and Provisioning (the generation of information utilized to enable or disable services to specific customers in coordination with a customer order, available communications assets and network devices or other carriers which are utilized to provide a communications service).

     Within  AMS,  there is a  secondary  offering,  TAMS,  which is marketed to enterprises which are large consumers of communications services. Utilizing substantially the same software assets in a modified presentation environment, TAMS allows the enterprise customer to maintain an inventory of its communications assets, manage and audit its relationship with the carriers it purchases service from, allocate those costs throughout its organization and deliver that cost allocation via Web based reporting tools. These products are the result of integrating and upgrading the software assets of Platinum with db Express data visualization products and the electronic invoicing products. Upgrades and enhancements are being developed, which we expect will permit all aspects of each product to be accessible via the World Wide Web as well as standardize the "look and feel" within the product line. These efforts are scheduled for completion

     The AMS software is arranged in Modules, a listing of each module and its primary feature sets follows:

Carrier Business Support Systems & Operations Support Systems BSS/OSS

     AMS is an internally developed and maintained system for the enterprise management of a Telecommunications Carrier. It is comprised of 10 major modules. AMS is a truly scaleable system with the capability of the RDBMSs, which are available for Novell NetWare, WindowsNT Server, UNIX operating systems, and Mainframe operating systems.

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

     TAMS provides control over the monthly validation and approval process related to telecommunications services. By capturing the standard charges as a baseline inventory of services directly from the service providers prior to billing, Enterprises can identify overcharging and miss charging, before the monthly invoice is approved for payment. The added level of financial control provides the Enterprise with the systematic methodology to aggressively manage financial health as it relates to telecommunications cost components. The "TAMS" application layer provides the systematic means to link invoiced services to budgeted expenditure levels.

TAMS also allows:

     --   Access to all end-user information via a Web based interface

     -- Delivery of invoices electronically to approving managers via a Web based interface

     -- Approval or "Payment" of invoices electronically via a Web based interface


     Historically, our dominant product offering was dbExpress, a visual data analysis platform for use by Fortune 500 companies to consolidate communications traffic for the purpose of system analysis and contract compliance. We added to that telecommunication services capability with the acquisition of Platinum and their asset management system , suite of back office communications management software products. The resulting Telecommunication Asset Management Software was derived from the integration of AMS with dbExpress to create an end-to-end communications management system designed for large enterprise customers. The

TAMS service offering provides the following processes critical to managing complex high volume communications services within the large enterprise; work flow management, service provisioning, transaction rating, billing and analysis, A/R and cash application and electronic intra/inter company invoicing.

     During 2001, we enhanced the service offering by combining electronic invoice presentment and payment functionality with dbExpress to provide Internet services customers with an electronic invoice that is capable of delivering and data mining the high volume of internet transactions that large companies generate. This "data centric" approach was a significant departure from the industry standard "document centric" approach that delivered print stream images over the Internet and not the line item detail. This "data centric" approach formed the basis of our enhanced EBP&P offering IOL that was completed in 2002. This combined set of services has allowed us to significantly expand our market opportunities to include any large enterprise in any industry that seeks to provide their customers with an electronic invoice with the associated line item detail information with the associated reports and data mining capabilities.

     Previously, all of the electronic reporting and analysis capability of d.b.Express was being delivered in support of the incumbent paper based billing system. For simple or low volume detail accounts, electronically delivered invoices are mostly a reproduction of the print stream, a system that is not designed to handle high volume detail accounts. We believe that electronic invoices delivered to large enterprise customers will require the ability to deliver all of the line item detail to support the summary billing information as well as the tools necessary to mine that data. Our offering to this market includes the electronic presentation of invoices along with the tools to verify the detail behind the invoice. The Direct Insite offering is a "data centric" solution built on delivering summary billing information constructed from the underlying detail data contained in an underlying database. Thus the supporting detail information, analysis and reporting tools are made available to the end user thus reducing costs for both provider and customer while improving customer service through customer self care. We believe that this is a critical component and a compelling reason to encourage companies to adopt our electronic invoice presentment and payment service.

     We now have a complete systems management solution called TAMS or telecommunications asset management system based on the control of a single database, all of the functionality required to manage the back office workflow and the high volume information delivery system for demanding enterprise accounts that includes EBP&P. The acquisition of Platinum and their AMS carrier management system in May 2001 provide us with the complementary software products and telecommunications industry management experience to offer the necessary software tools to process the high volume of telecommunication switch data to the electronically presented invoice complete with data mining - all on an outsourced business model.

SALES AND MARKETING

     CHANNELS TO MARKET

     We have two primary channels to market - direct through our sales representatives and contract sales agents, and, indirect through channel and strategic partners. These channels are supported by a technical sales support group.

     Direct
     ------

     We have increased our direct sales resources to include three full time sales reps and two sales agents. In addition, our directors and executives are involved in new client development and the establishment of channel partners.

     Indirect
     --------

     We are pursuing both reseller and strategic partner relationships to gain greater access to existing account relationships and to align our marketing with complementary products and services. This provides access to the additional engineering and professional resources required to implement our EBP&P service offering.

     Technical Sales Support and Post-Sales Account Management
     ---------------------------------------------------------

     We have a pre-sales support team and add post sales support to the existing account management group as we secure new business. This group is responsible for technical sales presentations, developing proposals and pricing, contract administration and then account management upon completion.


RESEARCH AND DEVELOPMENT

     The computer software industry is characterized by rapid technological change, which requires ongoing development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or changes in manufacturers' hardware and software so require.

     We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of December 31, 2002, our research and development group consisted of 40 employees (52%). Further, when needed, we retain the services of independent professional consultants. We seek to recruit highly qualified employees, and our ability to attract and retain such employees will be a principal factor in our success in maintaining a leading technological position. For the three years ended December 31, 2002, 2001, and 2000, research and development expenses were approximately $3,903,000, $2,814,000 and $4,278,000, respectively We believe that investments in research and development are required in order to remain competitive.

COMPETITION

     We believe that our primary competitors are:

Avolent is a privately held San Francisco based provider of enterprise software for Financial Relationship Management (FRM) that include electronic invoice presentment and payment (EIPP), online account management, process management, enterprise employee access, and decision support. Founded in 1995, Avolent has primarily focused on the financial services, healthcare, technology and utility markets.

     Bottomline Technologies (Nasdaq: EPAY) was established in 1989 and provides a B2B EBPP solution, primarily to financial institutions and the legal services markets. The company's products include software designed to automate the disbursement process for banks and their corporate customers anti-fraud and electronic commerce payment software. Bottomline focuses on cash management and financial-related remittance, reporting and audit data. The company has over 500 employees and is based in Portsmouth, NH.

BCE Emergis (TSE: IFM) is an ecommerce solutions and service provider, primarily focused on the healthcare and financial services industries. The company, based in Toronto, Canada, was acquired by Bell Canada's electronic commerce unit and subsequently changed its name to BCE Emergis. The company has focused primarily on the Canadian B2C EBPP marketplace but is expanding in the US through banking relationships.

BillingZone was established as a joint venture between PNC Bank and Perot Systems was recently acquired by e-One Global. BillingZone is an information technology services firm that serves the B2B EBPP market with a consolidator model that is focused on the B2B EBPP industry and is primarily payer-centric.

CheckFree Corporation (Nasdaq:CKFR) provides online billing and payment for companies on the Web. Primarily focused on the B2C market, consumers receive and pay bills online through CheckFree-managed services. CheckFree was founded in 1981 in Columbus, Ohio. The company is now headquartered in Atlanta, GA with offices across the U.S,, in Canada and in the UK.

Docucorp International, Inc.,(Nasdaq: DOCC) is based in Dallas Tx, and provides enterprise software products and professional services related to its information software products. They also provides application service provider
(ASP) hosting service to provide processing, print, mail, archival and Internet delivery of documents for insurance, utilities, bank and mutual fund statements, invoices, call center correspondence and EBP&P.

DST Systems Inc., is a Kansas City based provider of integrated paper and electronic statements, bills, marketing and compliance pieces, and other documents, that primarily service the communications, financial, insurance and utility markets for B2C and B2B applications.

Edocs, Inc. is a privately held company based in Natick NH with its primary business model focused on providing online account management and billing software to the global large enterprise market. The company has approximately 250 employees and is focused on providing their B2B and B2C products to the telecommunications, utility, healthcare, transportation, security, real estate, retail and leasing industries, as well as financial services firms with B2B electronic statement and presentment needs.

Pitney Bowes docSense (docSense) is a wholly-owned subsidiary of Pitney Bowes (NYSE: PBI). docSense targets the B2C, B2B and internal messaging markets and provides solutions for the creation and distribution of documents in paper and digital forms. Pitney Bowes provides solutions for government, utility, and insurance markets. It focuses on bills and primarily the B2C market.

     Many of our current and potential competitors have greater name recognition, larger installed customer bases, longer operating histories, and substantially greater financial technical and marketing resources than us. We cannot assume that current and potential competitors will not develop products that may be or may be perceived to be more effective or responsive to technological change than are our current or future products or that our technologies and products will not be rendered obsolete by such developments. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

     We had 78 employees, all in the United States, at March 31, 2003, including 18 in marketing, sales and support services, 46 in technical support, (including research and development) and 14 in corporate finance and administration. Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel. We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.

INTELLECTUAL PROPERTY

     We  have  two  federally  registered   trademarks,   which  we  rely  upon:
"d.b.Express(TM) and "dbACCEL(TM). In addition, we received a patent for the proprietary aspects of its d.b.Express technology in 1994, and a second, expanded patent on that technology in 1995, which broadened the claims regarding the product's graphical interface and indexing. No assurance can be given that our patents and copyrights will effectively protect us from any copying or emulation of our products in the future.

     We also rely on proprietary knowledge and employ various methods, including confidentiality agreements, to protect our software codes, concepts, ideas and documentation of our proprietary technology.

     Despite these efforts, unauthorized parties may attempt to copy aspects of our products, obtain and use information that we regard as proprietary or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. In addition, our competitors might independently develop similar technology or duplicate our products or circumvent any patents or our other intellectual property rights.

OUR OFFICERS

Name                            Age              Positions and Offices

James A Cannavino               58         Chairman of the Board of Directors
                                           Chief Executive Officer
Robert Carberry                 60         President
George Aronson                  54         Chief Financial Officer, Secretary




Item 2. PROPERTIES
------------------

        We currently maintain leased facilities in the locations listed below:


Description               Location        Square Footage     Lease term     Annual Rental Cost
-----------               --------        --------------     ----------     ------------------
Corp Headquarters       Bohemia, NY          10,000       7/1/02 - 6/30/03     $201,600
Texas office            Dallas, TX            3,000       8/15/01 - 8/31/06     $74,000
Co-location facility    Newark, NJ           Note 1       2/1/01 - 1/31/04     $235,200

     Note 1. We are obligated under the terms of an agreement with our major customer to maintain a redundant/co-location IBM site. The redundant facility provides us with, among other things, switches, routers, racks, connections to Internet network access points, at a variety of bandwidths, various levels on monitoring, and access to problem management support.

     We have an option to extend our lease in Bohemia, New York for two years.


Item 3. LEGAL PROCEEDINGS
-------------------------

     We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2002.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
----------------------------------------------------------
          STOCKHOLDER MATTERS.
          -------------------

        (a) Our common stock has been traded on NASDAQ SmallCap market since September 23, 1992. The following table sets forth the high and low sales prices for our common stock by the quarters indicated, as adjusted to reflect our one-for-fifteen reverse stock split on May 7, 2001.

                                           High             Low
                                         ---------      -----------
2001:
    First Quarter                          7.035           3.285
    Second Quarter                         5.140           1.633
    Third Quarter                          2.840           1.900
    Fourth Quarter                         1.990           0.990

2002:
    First Quarter                          1.690           1.000
    Second Quarter                         3.160           1.200
    Third Quarter                          2.950           2.000
    Fourth Quarter                         2.500           1.600

2003
    First Quarter                          2.430           1.370

     (b) As of March 31, 2003, there were 3,149 shareholders of record. We estimate that there are approximately 10,700 shareholders, including shareholders whose shares are held in the name of their brokers or stock depositories.

     (c) There were no cash dividends or other cash distributions made by us during the year ended December 31, 2002. Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

     (d) During the fourth quarter of 2002, we issued unregistered shares of our common stock as follows:

     -- 13,000 shares of common stock were issued in connection with the sale of preferred stock;

     -- 7,516 shares of common stock were issued to a consultant for services rendered.

     -- Pursuant to the Platinum agreement, 15,555 shares of common stock were issued to the former shareholders of Platinum.

          The foregoing shares were issued in reliance on the exemption provided by Section (4)(2) of the Securities Act as transactions not involving a public offering. All prior issuances of equity securities during the past three years have been previously reported.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following selected consolidated financial data for the five fiscal years ended December 31, 2002, 2001, 2000, 1999, and 1998 are derived from our audited financial statements. To better understand the following financial information, investors should also read the "Management's Discussion and Analysis of Operations." This data should also be read in conjunction with our consolidated financial statements, related notes, and other financial information included elsewhere in this Form 10-K. All numbers are in thousands, except per share amounts.

     In August 1998, Softworks completed a public offering, after which our ownership interest was reduced to approximately 72%. In April 1999, our ownership of Softworks was reduced below 50%, and accordingly, commencing April 1, 1999, Softworks' results were accounted for using the equity method of accounting and were no longer consolidated.

Consolidated Statement of Operations Data:

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                            2002        2001      2000       1999         1998
                                                            ----        ----      ----       ----         ----
Revenue                                                    $7,416      $3,785    $2,120     $24,640      $61,988

Cost And Expenses
-----------------
Operations, Research and Development                         4,721      3,620     4,600      23,569       32,211
Sales and Marketing                                          2,467      2,532     4,644      17,417       28,496
General and Administrative                                   3,881      3,778     5,505      11,472       12,718
Amortization and Depreciation                                  957        985       871       4,738        4,207
Non-recurring Restructure Charge                                 -          -    15,176           -            -
                                                         ---------------------------------------------------------
Total Operating Expenses                                    12,026     10,915    30,796      57,196       77,632
                                                         ---------------------------------------------------------

Operating loss                                             (4,610)     (7,130)  (28,676)    (32,556)     (15,644)

Gain on Sale of Softworks                                       -           -    47,813      17,107       28,785
Equity in Earnings of Softworks                                 -           -         -         512            -
Equity in loss of Voyant and Valuation Adjustment          (1,330)          -         -           -            -
Gain on Sale of ComputerCOP in 2000                                         -         -       8,534            -            -
Other-Than-Temporary Decline in Investment in NetWolves      (457)       (150)  (29,737)          -            -
 Corporation
Interest Charge Pertaining to Discount on Convertible           -           -      (354)          -            -
 Debenture
Loss on sales of NetWolves common stock                      (375)     (3,666)        -           -            -
Other (Expense) Income, net                                  (139)       (288)      724         316         (485)
Minority Interest in Earnings of Softworks                      -           -         -         (46)      (1,361)
                                                         ---------------------------------------------------------
(Loss) Income Before Provision for Income Taxes            (6,911)    (11,234)   (1,696)    (14,667)      11,295

Benefit From/(Provision For) Income Taxes                       -         622   (10,040)      9,095       (1,748)

                                                         ---------------------------------------------------------

Net (Loss) Income                                        $ (6,911)   $(10,612) $(11,736)   $ (5,572)      $9,547

                                                         =========================================================

Basic Net (Loss) Income per Share                          $(1.91)     $(5.88)   $(8.23)     $(4.08)       $8.70
                                                         =========================================================
Diluted Net (Loss) Income per Share                        $(1.91)     $(5.88)   $(8.23)     $(4.08)       $8.40
                                                         =========================================================
Cash Dividends Declared per Share                              $0          $0     $1.50       $4.35           $0
                                                         =========================================================
Basic Weighted Average Common Shares Outstanding            3,643       1,804     1,426       1,364        1,102
                                                         =========================================================
Diluted Weighted Average Common Shares Outstanding          3,643       1,804     1,426       1,364        1,135
                                                         =========================================================
                                                                                December 31,

Consolidated Balance Sheet Data                             2002        2001      2000       1999         1998
                                                            ----        ----      ----       ----         ----
Cash and Cash Equivalents                                   $ 700      $1,359   $10,851     $ 1,852      $ 8,176
Working (Deficit)/Capital                                    (218)      1,673     9,693      22,846       27,569
Total Assets                                                4,891       7,790    18,253      30,024       91,902
Long Term Debt, Less Current Portion                          616         595       924           -        1,403
Minority Interest                                               -           -         -           -        8,503
Shareholders' Equity                                        1,212       4,106    10,538      24,486       34,016

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

Overview

     Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as "Direct Insite" or the "Company"), was organized under the name Unique Ventures, Inc. as a "blind pool" public company, under the laws of the State of Delaware on August 27, 1987, and changed its name to Computer Concepts Corp. in 1989. In August, 2000, the shareholders voted to approve to change our name to Direct Insite Corp. which the Board of Directors believed was more in line with our new direction.

     In March, 2000, in an effort to allow us the opportunity to seek new management perspectives and directions, the Chairman of the Board of Directors along with the President / Chief Executive Officer / Treasurer retired. Mr James
A. Cannavino, was elected a board member and Chairman of the Board. Shortly thereafter the three remaining members of the Board of Directors resigned. Dr. Dennis Murray, president of Marist College and Mr. Charles Feld, Chief Information Officer of First Data Resources and the former Chief Information Officer of Delta Air Lines, were elected to our board. In April, 2000, Mrs. Carla J. Steckline, the then attorney general of the state of Kansas was elected to serve as a member of the Board. As part of the terms and conditions of our financing transaction with Metropolitan Venture Partners II, L.P. ("Metropolitan"), Mr Peter Yunich, their managing partner was elected to our Board in September, 2002.

     In September 2002, we sold 93,458 shares of our Series A Convertible Preferred Stock, ("Preferred Stock") in consideration for $2,000,000 less fees and expenses of $178,000 to Metropolitan, a private equity investment firm. In December 2002, we sold 23,365 shares of our Preferred Stock in consideration for $500,000 less fees and expenses of $61,000, to Metropolitan. The proceeds from this December transaction were received January 3, 2003, and the principal sum is reflected on the accompanying Balance Sheet as stock subscription receivable. The holders of Preferred Stock ("the holders") are entitled to dividends, on a cumulative basis at a rate of 9-1/2% per annum, compounded quarterly and payable on September 25, 2004 and September 25, 2005. Dividends are payable, at the option of the holders, in cash or in our common stock. The holders have certain demand and piggyback registration rights, have preference in the event of liquidation, and are entitled to ten votes for each share of Preferred Stock on all matters as to which holders of common stock are entitled to vote. As of December 31, 2002, $56,000 in dividends are payable to the holders.

     We primarily operate as an application service provider ("ASP") and, market an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation and payment ("EBP&P") as well as visual data analysis and reporting tools delivered via the Internet for our customers. Our core technology is d.b.Express(TM), the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In 2001 we acquired, Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which markets its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. We completed a merger with Platinum under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, our newly formed wholly owned subsidiary acquired all of the outstanding common stock of Platinum. Further, as an added source of revenue, we began in 2001 to provide custom engineering services for our customers.

     This newly assembled suite of services enables us to provide a comprehensive Internet delivered service from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. This comprehensive service offering provides back office operations, cuts costs and provides for improved customer service by providing the end customer with easy access to all of the detailed information about their bill. We operate fully redundant data centers located at our main office in Bohemia, N.Y. and in Newark, NJ. Our facility in New Jersey is leased at an International Business Machines ("IBM"), IBM e-business Hosting Center. This co-location / redundancy feature enables us to offer virtually down time free service.

     Currently,  IBM, our largest customer,  (representing  more than 80% of our revenue in each of the three years in the period ended December 31, 2002) utilizes our products and services to allow their large enterprise customers to mine their respective high volume telecommunications data to determine cost allocation by usage, provide for network planning, budgeting and the identification of significant trends in calling patterns. In addition, we added electronic invoice presentment, payment and analysis capabilities to our services offering all based on our d.b.Express(TM) platform.

Discontinued Products and Services

     Historically, the most significant portion of our operations had been conducted through one of our subsidiaries, Softworks, Inc. ("Softworks"). Through Softworks, we developed, marketed and supported systems management software products for corporate mainframe data centers. Through a series of transactions, our ownership of Softworks was reduced from 100% to 35% as of December 31, 1999. Pursuant to a tender offer made in December 1999, we sold our remaining interest in Softworks (a total of 6,145,767 shares) to EMC Corporation for $10.00 per share. The transaction, which was completed in January 2000, provided aggregate cash proceeds of $61,458,000, and resulted in a pre-tax gain, net of expenses, of $47,813,000 recorded in the first quarter of 2000.

     In 2000, we began a marketing initiative known as Global Telecommunications Services ("GTS"). For a fee, this offering, which utilized d.b.Express would analyze long distance, data and wireless communication needs; assist in the negotiation of telecommunication contracts and monitor ongoing carrier contract compliance. During the fourth quarter of 2001, as a result of minimal revenue, we decided to no longer market these services.

     In June 1998, we acquired certain software and related sales and marketing rights. The acquired software technology, marketed under the trade name Bo Dietl's One Tough ComputerCOP ("ComputerCOP"), is designed to inform non computer literate parents, guardians and alike, what materials, or possible threats to the safety and well being of their children or others has been accessed over the Internet, such as objectionable web sites, text, pictures, screens, electronic mail, etc. In February, 2000, we sold a newly created wholly owned subsidiary with assets consisting primarily of $20.5 million cash, the above referenced technology and remaining marketing rights, inventory and related receivables for 1,775,000 shares of NetWolves Corporation (Nasdaq:
"WOLV"). The transaction was valued at approximately $35.5 million and resulted in a pre-tax gain of $8,534,000 recorded in the first quarter of 2000.

     During 1999, we began to develop a multi-media display station, which combined Internet strategy and e-commerce with multi-media forms of delivery, presentation and interaction with end-users. This Internet based communications/advertising network was being designed by us to create a means by which businesses could promote specific brand/product/service awareness. We intended to market this technology in association with owners and/or managers of high traffic venue areas (i.e., malls, airports, etc.) to local, regional and national businesses. From inception through March 31, 2000, we invested approximately $7,000,000 in its marketing and development efforts (charged to operations as incurred). As part of our restructuring plan (Note 14 to the Consolidated Financial Statements), our Board determined that it was in our best interest to immediately cease all funding of this project. As a result, in April 2000, we entered into a contractual arrangement with an unrelated third party, whereby we transferred all of its in-process research and development technology related to the multi-media display station for the rights to 50% of the future profits (as defined), if any, from the third party's operation or sale of this technology. All future costs associated with any continued development and marketing of the display station would be absorbed by third party. To date, we have has not received revenue from this transaction.

Seasonality/Quantity Fluctuations

     Revenue from managed  services  generally is not subject to fluctuations or
seasonal   flows.   However,   we  believe  that  revenue  derived  from  custom
engineering, will have a significant tendency to fluctuate.

     Other factors including, but not limited to, new product introductions, domestic and international economic conditions, customer budgetary considerations, the timing of product upgrades, and fee recognition in connection with our telecommunications services may create fluctuations. As a result of the foregoing factors, our operating results for any quarter are not necessarily indicative of results for any future period.

Financial Condition and Liquidity

     During 2002, we incurred an operating loss of $4,610,000 and used $2,675,000 of cash in operating activities, an improvement from the prior year's operating loss of $7,130,000 and use of cash in operating activities of $8,007,000.

     In February 2001 we made an equity investment of $500,000 in Voyant Corp ("Voyant"). The investment was reflected on our balance sheet as a non-marketable security. Additionally, in November 2001, we acquired 15,680,167 shares of Voyant in exchange for 60,000 shares of NetWolves common stock fair valued at $156,000. During 2002 we invested an additional $674,000 for which we received 67,400,000 shares of Voyant common stock. We also began providing administrative services to Voyant, for which we received 12,300,000 shares of Voyant common stock. At December 31, 2002, we determined that the estimated fair value of our investment was nominal, and accordingly eliminated the entire carrying value. Our Chairman was also the Co-Chairman of Voyant until November 2002 at which time he resigned his position as their Co-chairman. Our Chairman beneficially owns approximately 19% of Voyant's outstanding common stock and holds $1,750,000 of approximately $2,800,000 of Voyant's notes which are convertible into Voyant's common stock at the rate of $.25 per share.

In order to fund operating losses during 2002, we:

     -- received $2,500,000 (including $500,000 sold in December 2002 and received in January 2003), from the sale of Preferred Stock, less fees and expenses of $239,000, which were paid in a combination of cash and the Company's common stock;

     --   received $588,000 from the sale of our common stock;

     --   received a loan from our Chairman in the amount of $250,000;

     -- liquidated our holdings of NetWolves common stock by selling our remaining 298,500 shares for approximately $377,000;

     -- continue to make use of the financing arrangement with an asset based lending institution.


We have utilized $2,675,000 in operating activities, which includes, among other items:

     -- a net loss of $6,911,000; o an increase in accounts receivable of $308,000;

     --   $420,000 paid in restructuring,  as previously  reported;

     --   reductions in payables and accrued expenses of $429,000.

The items above were partially offset by:

     --   non-cash expenses totaling $4,193,000;

     --   an increase in deferred revenue of $252,000;

     -- decreases in prepaid expenses and other current assets of $857,000, primarily resulting from the collection of an income tax refund of $615,000.

     During 2002, we expended approximately $456,000 for capital expenditures, which included $277,000 of additional data processing and Internet connectivity equipment for our co-location facility.

     Our current short-term plan is primarily focused on achieving operating profit by successfully marketing innovative software products and services that capitalize on our patented technologies. To achieve these goals, we continually review our overall operating costs, while continuing to market managed services, as well as continue to expand our custom engineering service. Additionally, we intend to increase revenue from the products and services acquired from Platinum. We are continually reviewing our long-term business strategy.

     We will continue to take steps that we believe will result in positive operating cash flow. These measures will include:

     --   Expanding our products and services:

          -- We continually expand our suite of products and services. During 2003 we are scheduled to release an enhanced version of IOL which will enable the user the ability to electronically attach all forms of supporting documentation to an electronic invoice. We believe this functionally is novel to the EBP&P industry. Further we expect to release a version later in 2003 with enhanced electronic payment functionality.

          -- The acquisition of Platinum in 2001 expanded our product offerings. We believe this acquisition significantly enhances our current market strategy by allowing us to capitalize on the growing trend for outsource services within the communications sector.

     --   Expanding custom engineering / development services:

          -- We generated custom engineering fees of $2,511,000 during 2002, more than three-fold 2001's total of $814,000. We believe engineering fees will continue to be a significant source of revenue throughout 2003.

     -- Our current plan will require, expense reductions, expanded sources of revenue, as well as obtaining additional debt and/or equity financing. As such, in January 2003 we received $500,000, from the December 2002 sale of 23,365 shares of preferred stock to Metropolitan, with terms similar to those included in the transaction with Metropolitan dated September 25, 2002. Also in January 2003, Tall Oaks Group, LLC loaned us $500,000. The loan matures March 31, 2005, bears interest at 9 1/2%, with the entire unpaid principal amount and all accrued interest payable on the maturity date. In April, 2003 we obtained a firm commitment from Metropolitan to purchase $250,000 of our preferred stock, with terms similar to their previous transactions ( Note 21). Further, we have firm commitments totaling $750,000 ($500,000 from Tall Oaks and $250,000 from our chairman) to guarantee a line of credit expected to be obtained from a major bank. Additionally, the senior executives have pledged an aggregate of $250,000 in the event we require capital in excess of the $1,000,000 described above. These commitments and pledges extend though at least December 31, 2003

     We believe that our plan should provide adequate funding through at least December 31, 2003. However, there can be no assurances that we will be successful in achieving this plan. In such an event, we could be forced to significantly alter our long-term plan by further reducing operating expenses, which could have an adverse effect on future operations.

Cash Obligations

As of December 31, 2002, our obligations and the periods in which they are scheduled to become due are set forth in the following table (in thousands):

                                                                     December 31,
                                     ----------------------------------------------------------------------------
                                       Total       2003       2004       2005       2006       2007    Thereafter
                                     ----------------------------------------------------------------------------
Lines of credit (a)                   $  133      $  133     $  -       $  -       $  -       $  -       $  -
Capitalized lease obligations (b)        336         174       132         27         -          -          -
Due to bank (c)                          690         690        -          -           3         -          -
Dividends payable (d)                    644          -        503        141         50         -          -
Operating leases (e)                     832         526       152        104         -          -          -
Other (f)                                561         132       132        297         -          -          -
Employment&Consulting Agreements (g)   2,963       1,259       760        388        380        176        495
                                      ------      ------    ------     ------     ------     ------     ------
Total cash obligations                $6,159      $2,914    $1,679     $  957     $  433      $ 176      $ 495
                                      ======      ======    ======     ======     ======     ======     ======


     a. We have three lines of credit which were assumed in connection with the Platinum acquisition. These lines have various expiration dates. One line has no expiration date and bears an interest rate of prime (4.25% at December 31, 2002) plus 1%, is collateralized by substantially all the assets of Platinum, is personally guaranteed by one of the former officers of Platinum and has an unused balance of approximately $23,000 at December 31, 2002. The second line expires in May 2003, bears an interest rate of 10% and has no available balance as of December 31, 2002. The third line contains no expiration date, bears an interest rate of 16.25% and has no available balance as of December 31, 2002. The amounts in the table exclude interest payments, since the amount of interest cannot be determined.

     b. We have equipment under capital lease obligations expiring at various times through 2006. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment. The amounts in the table include payments representing interest charges.

     c. We have an accounts receivable purchase agreement with a Bank, whereby from time to time we may assign some of our accounts receivable to the Bank on a full recourse basis. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. At December 31, 2002, we assigned approximately $851,000 of accounts receivable to the Bank and received advances of $690,000 from the Bank. The amounts in the table exclude interest payments, since the amount of interest cannot be determined

     d. During 2002, we sold 116,823 shares of our Series A Convertible Preferred Stock ("Preferred Stock"). The holders of the Preferred Stock are entitled to accrue dividends of 9-1/2% per annum, compounded quarterly and payable on September 25, 2004 and September 25, 2005. Dividends are payable, at the option of the holders, in cash or in common stock.

     e.  Operating  leases  are  primarily  for  office  space,   equipment  and
automobiles.

     f. In January 2002, our Chairman loaned the Company $250,000. The loan has a term of three years and bears interest at 5%, payable quarterly in arrears. Additionally, in December 2002, we executed a $250,000 note payable to Markus & Associates (an affiliate of S.J.& Associates, Inc.), pursuant to the terms of its termination agreement included in restructuring costs payable. The note has a term of twenty-eight months and bears interest at 9-1/2%, payable in monthly installments. The amounts in the table include expected interest payments.

     g. Employment and consulting agreements is comprised of the following: five employment agreements (including our CEO, president and vice-president of program management, and two former executives of Platinum) that include compensation and allowable expenses, and one consulting agreement that includes compensation and allowable expenses. Certain allowable expenses included in the table assume the maximum potential obligation.

     New Accounting Pronouncements
     -----------------------------

     SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for the Company during 2002. The provisions of this statement that are applicable to us were implemented on a prospective basis as of January 1, 2002, which had no material effect on our financial statements.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" is effective for transactions occurring after May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement has had no material effect on our financial statements.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No.146 to have a material effect on our financial statements.

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for us as of December 31, 2002. We do not expect that the adoption of the recognition requirements of FIN 45 will have a material effect on our consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 will have a material effect on our consolidated financial position or results of operations.

Stock Options and Similar Equity Instruments
--------------------------------------------

     At December 31, 2002, we had five stock-based employee plans, which are described more fully in Note12. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", we have elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):


                                                                  Year Ended December 31,
                                                          2002             2001             2000
                                                          ----             ----             ----
     Net loss attributable to common shareholders
      As reported                                       $(6,967)          $(10,612)        $(11,736)
      Less:  Stock-based employee compensation
       expense determined under fair value-based
       method for all awards                               (866)               (308)           (310)
                                                        --------          ----------       ---------
      Pro forma                                         $(7,833)          $(10,920)        $(12,046)
                                                        ========          ==========       =========

     Basic and diluted net loss per share
      As reported                                        $(1.91)           $(5.88)          $(8.23)
                                                          ======            ======           ======
      Pro forma                                          $(2.15)           $(6.05)          $(8.40)
                                                          ======            ======           ======

     The fair value of our common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 67.7% to 74.5% in 2002, 69.0% to 74.1% in 2001 and 70.6 to 73.1% in 2000 (2) risk-free interest  rates  of 4.8% in 2002,  5.79% in 2001 and  5.80% in 2000 and (3)
     expected lives of 2.3 years to 5.0 years in 2002, 1 to 4.5 years in 2001 and 1.80 to 5.00 years in 2000.

Net Operating Loss Carry Forwards

     As of December 31, 2002, we had a net operating loss carry forward of approximately $68 million, which expires beginning in the year 2008. The issuance of equity securities in the future, together with our earlier financing could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods; therefore, we have recorded a full valuation allowance for the benefit from the net operating losses.

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

     Total revenue increased $3,631,000 or 96% from $3,785,000 for fiscal year 2001 to $7,416,000 for fiscal year 2002. When compared to 2001, the current year reflected the following growth in its three product offerings: ASP increased 64% to $4,101,000 in 2002 from $2,506,000 in 2001; engineering fees increased by more than three-fold; and AMS fees increased73% to $804,000 in 2002 from $465,000 in 2001. Significant factors contributing to the overall growth include expansion of our product offerings as well as increases in our customer base. We believe that revenue generated from engineering services is the precursor to added recurring revenue sources.

     IBM continues to be our largest customer accounting for 87.7%, or $6,505,000, of total revenue for 2002, up from 82.2%, or $3,110,000 of total revenue for 2001. We derive revenue from IBM from the sale of managed services
(ASP) as well as custom engineering. During the second half of 2001, we entered into a new agreement with IBM wherein for a per transaction fee, we enable IBM to present invoices to a portion of its customers via the Internet. This EBP&P offering has since been expanded to include additional functionality. In March 2002, the parties signed a new agreement, which allows IBM to expand this EBP&P offering to more of its customers, both domestic and international. We continue to provide data analysis and reporting services for IBM's telecommunications customers.

     During 2001, we began providing custom integration / engineering services. For 2002, revenue generated from this offering aggregated $2,511,000. We believe that revenue generated from custom engineering services should continue into 2003. We further believe that revenue generated from engineering services is the precursor to added recurring revenue sources. In an effort to better serve our customers, we built a fully redundant facility within an IBM co-location center, the purpose of which is to ensure virtual zero down time.

     AMS revenue increased $339,000 to $804,000 from the year 2001 results of $465,000. It should be noted that AMS revenue for 2001 is for the eight-month period May 1, 2001, the effective date of the acquisition, through December 31, 2001.

     During the third quarter of 2002, we entered into two separate multi year agreements with Fortune 1000 companies, for which it received and reported as deferred revenue $240,000. We are actively pursuing new sales opportunities to further reduce sales concentration.

     Operations, research and development expenses consist primarily of salaries and related costs (benefits, travel, training) for developers, programmers, custom engineers, network services, quality control / quality assurance and documentation personnel, applicable overhead allocations, as well as co-location facilities expenses and all costs directly associated with the production and or development of our services. When comparing 2002 and 2001, we increased our operations, research and development expenses by $1,101,000 or 30% of incremental revenue growth of $3,631,000 achieved during the same period. We continue to upgrade, improve and enhance our current products and services. As a result, the most significant items contributing to this increase was additional staffing costs and professional fees totaling $596,000 or 56% of the increase. We believe that it is critical to maintain a qualified personnel staff and, further to continue to enhance as well as develop new and innovative services and products. As such, it is likely that these costs could increase in future periods. Additionally, operations, research and development expenses incurred, increased $425,000 as a result of including Pl atinum for the full year. Other expenses showed a net increase of $80,000.

     Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for our direct sales organization and marketing staff. Sales and marketing expenses decreased $65,000 to $2,467,000 for 2002 when compared to $2,532,000 for 2001. The acquisition of Platinum increased expenses by $10,000. Further, we paid $102,000 in commissions during 2002, including $50,000 earned by a sales consulting firm, which is wholly owned by our executive vice-president of program development. Additionally, wages and benefits increased $101,000, and rent expense, travel expense and telephone expense increased $86,000, $15,000 and $21,000, respectively. Offsetting these additions, among other things, was a reduction in consulting fees of $10,000, advertising expense of $39,000 and the elimination of the Global Technology Services product offering which totaled $366,000 for 2001.

     General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead. Expenses increased $103,000 to $3,881,000 for 2002 when compared to $3,778,000 for 2001. Major factors contributing to this increase include, among other things, increases in consulting fees of $264,000, rent expense of $66,000 and insurance expense of $55,000, as well as $67,000 of expenses attributable to Platinum, offset by decreases in wages, bad debts and legal expenses of $75,000, $44,000 and $192,000, respectively, and the elimination of the Global Technology Services product offering of $98,000.

     Amortization and depreciation expenses decreased by $28,000, primarily due to an increase of $65,000 related to the acquisition of Platinum, offset by general reductions in amortization and depreciation expense relating to fixed assets of $93,000.

     During 2002, we sold 208,500 shares of NetWolves common stock in the open market and 90,000 shares in a private transaction. As a result, we realized a loss of $375,000. At June 30, 2002, we wrote down our investment in NetWolves, resulting in a loss of $457,000 that was included in "Other-than-temporary decline in Investment in NetWolves." At December 31, 2002, we held no common shares of Netwolves (See Note 8).

     During the year ended December 31, 2002, we directly and indirectly advanced approximately $674,000 to Voyant Corporation; we did not increase the carrying value of our investment in Voyant and has therefore recognized an additional loss in Voyant during 2002 of $674,000. Additionally, at December 31, 2002, we eliminated the remaining carrying value of our investment of approximately $500,000. As a result, we have recorded an "Equity in Loss of Voyant and Valuation Adjustment" aggregating $1,330,000 for 2002 (See Note 8).


Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.


Item 8. FINANCIAL STATEMENTS
----------------------------

     The financial statements and exhibits to Form 10 - K are included beginning on page F-1 and are indexed under Items 15(a), and 15 (b) respectively.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------------

     Previously disclosed.

                                    PART III


     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to our definitive proxy statement in connection with our annual meeting of stockholders scheduled to be held in May 2003, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended December 31, 2002. Information relating to our officers appears under Item 1 of this Report.


                                    PART IV


Item 14.  Controls and Procedures
---------------------------------

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

Item 15. (a) 1.   FINANCIAL STATEMENTS                                  Page
--------------------------------------                                  ----

Report of Independent Certified Public Accountants                       F-1

Consolidated Balance Sheets
December 31, 2002 and 2001                                               F-2

Consolidated Statements of Operations
Years Ended December 31, 2002, 2001 and 2000                             F-4

Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2002, 2001 and 2000                             F-5

Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000                             F-8

Notes To Consolidated Financial Statements                               F-10


14. (a). 2.   -   SCHEDULES
---------------------------

NONE
----

4. (a). 3.    -   EXHIBITS
--------------------------

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

     (f) Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed October 3, 2002 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 25, 2002).

     (g) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed December 20, 2002 (Incorporated by reference to Exhibit 3.2 of Company's Current Report on Form 8-K dated December 24, 2002).

     (h) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed January 2, 2003 (Incorporated by reference to Exhibit 3.3 of Company's Current Report on Form 8-K dated January 2, 2003).

3.2 By-Laws. (Incorporated by reference to Exhibit 3(d) to the Company's Form S-1 Registration Statement).(1)

4.1 Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Company's Form S-1 Registration Statement).(1)

4.2 Rights Agreement dated as of August 28, 2001 between the Company and Manhattan Transfer Registrar Company, as Rights Agent. (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated August 28, 2001).

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

10.3 1995 Incentive Stock Plan (Incorporated by reference to Exhibit 5 to the Company's Proxy Statement filed on January 29, 1996).

10.4 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.5 2001 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit
     10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.6 2001-A Stock  Option/Stock  Issuance  Plan.  (Incorporated  by reference to
     Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.7 2002 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit
     10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.8 2003 Stock Option /Stock Issuance Plan.

10.9 Lease Extension Agreement between Atrium Executive Center and the Company (Incorporated by reference to Exhibit 10 (g) (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.10 Offer to Purchase dated December 23, 1999, among Eagle Merger Corp., EMC Corporation and the Company (Incorporated by reference to Exhibit 1 to the Company's Form 8-K filed on February 9, 2000).

10.11 Indemnification Agreement dated December 21, 1999, among EMC Corporation, Eagle Merger Corp. and the Company (Incorporated by reference to Exhibit 2 to the Company's Form 8-K filed on February 9, 2000).

10.12Indemnification  Agreement dated December 21, 1999, between Softworks, Inc.
     and the Company (Incorporated by reference to Exhibit 3 to the Company's Form 8-K filed on February 9, 2000).

10.13Escrow  Agreement  dated December 21, 1999,  among EMC  Corporation,  Eagle
     Merger Corp., the Company and State Street Bank and Trust Company, Inc. as escrow agent (Incorporated by reference to Exhibit 4 to the Company's Form 8-K filed on February 9, 2000).

10.14Exchange Agreement,  dated February 10, 2000, among the Company,  NetWolves
     Corporation and  ComputerCOP  Corp.  (Incorporated  by reference to Exhibit
     10.1 to the Company's Form 8-K filed on March 2, 2000).

10.15Agreement and Plan of Merger by and among Platinum Acquisition Corp., the Company, Platinum Communications, Inc., Kevin Ford and Ken Tanoury dated May 10, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001).

10.16Employment  Agreement between the Company and Kevin Ford dated May 10, 2001
     (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001).

10.17Employment  Agreement  between the  Company  and Ken Tanoury  dated May 10,
     2001 (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001).

10.18Employment   Agreement  between  the  Company  and  Anthony  Coppola  dated
     December 1, 2001 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.19Services  Agreement  between  the  Company  and  James A.  Cannavino  dated
     January 25, 2003.

10.20Stock Purchase and Registration  Rights  Agreement  between the Company and
     Metropolitan Venture Partners II, L.P. dated as of September 25, 2002 (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated September 25, 2002).

10.21Stock Purchase and Registration  Rights  Agreement  between the Company and
     Metropolitan Venture Partners II, L.P. dated as of December 24, 2002 (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated December 24, 2002).

10.22Promissory  Note between the Company and Tall Oaks Group LLC dated  January
     13, 2003.

10.23Amendment and Notice dated January 13, 2003 by and among the Company, Metropolitan Venture Partners II, L.P. and Tall Oaks Group L.L.C.

23   Consent of Markum & Kliegman, LLP.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.


----------
(1)Filed with Form S-1, Registration Statement of the Company Reg. No 3-47322 and are incorporated herein by reference.

14. (b).     -   REPORTS ON FORM 8-K
------------------------------------

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 2003.


                               DIRECT INSITE CORP.

                               By: /s/ James A. Cannavino
                                   ------------------------------------------
                                   James A. Cannavino, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 14, 2003 the following persons in the capacities indicated:


/s/ James A. Cannavino                 Chairman of the Board
----------------------                 Chief Executive Officer
James A. Cannavino

/s/ George Aronson                     Chief Financial Officer
---------------------
George Aronson

/s/ Charles Feld                       Director
---------------------
Charles Feld

/s/ Dennis J. Murray                   Director
--------------------
Dennis J. Murray

/s/ Carla J. Stovall                   Director
--------------------
Carla J. Stovall

                                       Director
--------------------
Peter Yunich

                                 Certification

           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


        I, James A. Cannevino, certify that:

1.   I have reviewed this Form 10-K of Direct Insite Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a- 14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   April 14, 2003


                                                /s/ James A. Cannavino
                                            Name:   James A. Cannevino
                                            Title:  Chief Executive Officer

                                 Certification
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



        I, George Aronson, certify that:

1.   I have reviewed this Form 10-K of Direct Insite Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   April 14, 2003


                                          /s/ George Aronson
                                      Name:   George Aronson
                                      Title:  Chief Financial Officer

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 2002, 2001 and 2000

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                 F-1


FINANCIAL STATEMENTS
--------------------

  Consolidated Balance Sheets                                           F-2 - F3
  Consolidated Statements of Operations                                      F-4
  Consolidated Statement of Shareholders' Equity                        F-5 - F7
  Consolidated Statements of Cash Flows                                 F-8 - F9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-10 - F-41

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors and Shareholders
Direct Insite Corp.
Bohemia, New York


We have audited the accompanying consolidated balance sheets of Direct Insite Corp. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Direct Insite Corp. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.





April 9, 2003
Woodbury, New York

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                               (in thousands, except share data)

                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                                 2002             2001
                                                           ---------------- -----------------
CURRENT ASSETS
--------------
 Cash and cash equivalents                                      $   700           $1,359
 Stock subscription receivable                                      500               --
 Accounts receivable, net of allowance for doubtful accounts of
  $42 and $53 in 2002 and 2001, respectively                      1,350            1,098
 Investment in NetWolves Corporation                                 --            1,209
 Prepaid expenses and other current assets                          239            1,096
                                                                -------           ------

       Total Current Assets                                       2,789            4,762


PROPERTY AND EQUIPMENT, net                                       1,166            1,278
----------------------

SOFTWARE COSTS, net                                                 444              508
--------------

INVESTMENT IN NON-MARKETABLE SECURITIES                              --              656
---------------------------------------

OTHER ASSETS                                                        492              586
------------                                                    -------           ------

       TOTAL ASSETS                                              $4,891           $7,790
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

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                               (in thousands, except share data)

                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                      2002              2001
                                                               ----------------- ------------------
CURRENT LIABILITIES
-------------------
 Accounts payable and accrued expenses                           $    1,663        $    2,057
 Restructuring costs payable, current portion                             6               294
 Due to Bank                                                            690               448
 Deferred revenue                                                       252               --
 Current portion of long-term debt                                      396               290
                                                                 ----------        ----------
       Total Current Liabilities                                      3,007             3,089

OTHER LIABILITIES
-----------------
 Long-term debt, net of current portion                                 556               103
 Dividends payable                                                       56                --
 Restructuring costs payable, long-term                                  60               492
                                                                 ----------        ----------
       TOTAL LIABILITIES                                              3,679             3,684
                                                                 ----------        ----------
COMMITMENTS AND CONTINGENCIES
-----------------------------

SHAREHOLDERS' EQUITY
--------------------
 Preferred stock, $.0001 par value; 2,000,000 shares authorized;
  116,823 shares issued and outstanding in 2002, liquidation
  preference of $2,500,000                                               --                --
 Common stock, $.0001 par value; 150,000,000 shares
  authorized; 3,966,055 and 2,472,866 shares issued in
  2002 and 2001, respectively; and 3,926,128 and 2,401,828
  shares outstanding in 2002 and 2001, respectively                      --                --
 Additional paid-in capital                                         108,708           104,573
 Accumulated deficit                                               (107,081)         (100,114)
 Stock subscription receivable                                         (62)               --
 Accumulated other comprehensive loss                                  (25)              (25)
                                                                 ----------        ----------
                                                                      1,540             4,434
 Common stock in treasury, at cost; 24,371 shares in 2002
  and 2001                                                             (328)             (328)
                                                                 ----------        ----------
       TOTAL SHAREHOLDERS' EQUITY                                     1,212             4,106
                                                                 ----------        ----------
       TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY                 $    4,891        $    7,790
                                                                 ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except per share data)

                            For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


                                                    2002              2001             2000
                                              ---------------- ----------------- ----------------
REVENUE                                           $   7,416         $   3,785         $   2,120
-------                                           ---------         ---------         ---------
COSTS AND EXPENSES
------------------
 Operations, research and development                 4,721             3,620             4,600
 Sales and marketing                                  2,467             2,532             4,644
 General and administrative                           3,881             3,778             5,505
 Amortization and depreciation                          957               985               871
 Non-recurring restructuring charge                      --                --            15,176
                                                  ---------         ---------         ---------
       TOTAL OPERATING EXPENSES                      12,026            10,915            30,796
                                                  ---------         ---------         ---------
       Operating Loss                                (4,610)           (7,130)          (28,676)

OTHER INCOME (EXPENSE)
---------------------
 Gain on sale of Softworks                               --                --            47,813
 Gain on sale of ComputerCOP                             --                --             8,534
 Equity in loss of Voyant and Valuation
  Adjustment                                         (1,330)               --                --
 Loss on sales of NetWolves common stock               (375)           (3,666)               --
 Other-than-temporary decline in Investment in
  NetWolves                                            (457)             (150)          (29,737)
 Interest (expense) income, net                        (232)             (363)              370
 Other income                                            93                75                --
                                                  ---------         ---------         ---------
LOSS BEFORE BENEFIT FROM (PROVISION
-----------------------------------
 FOR) INCOME TAXES                                   (6,911)          (11,234)           (1,696)
 -----------------
BENEFIT FROM (PROVISION FOR) INCOME
-----------------------------------
 TAXES                                                   --               622           (10,040)
 -----                                            ---------         ---------         ---------
NET LOSS                                             (6,911)          (10,612)          (11,736)
--------
PREFERRED STOCK DIVIDENDS                                56                --                --
-------------------------                         ---------         ---------          --------
NET LOSS ATTRIBUTABLE TO COMMON
-------------------------------
 SHAREHOLDERS                                     $  (6,967)         $(10,612)         $(11,736)
 ------------                                     =========         =========          ========
BASIC AND DILUTED NET LOSS PER SHARE                 $(1.91)           $(5.88)           $(8.23)
------------------------------------                 ======            ======            ======
BASIC AND DILUTED WEIGHTED AVERAGE
----------------------------------
 COMMON SHARES OUSTANDING                             3,643             1,804             1,426
 ------------------------                            ======             =====             =====

The accompanying notes are an integral part of these consolidated financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                            For the Years Ended December 31, 2002, 2001 and 2000
                                                                  (in thousands)
--------------------------------------------------------------------------------

                                                                                    Accumulated
                                  Common Stock  Additional                             Other                  Total    Comprehensive
                                                 Paid-in     Unearned   Accumulated Comprehensive Treasury  Shareholders'  Income
                                 Shares  Amount  Capital   Compensation   Deficit       Loss        Stock     Equity       (Loss)
                                 ------ -------- --------- ------------ ----------- ------------- --------- ------------ -----------
BALANCE - January 1,             1,369  $ --    $102,870      $ --       $(77,766)   $   (225)     $(393)    $ 24,486
 2000

 Common stock and options
  issued for services              108    --      3,541         --             --          --         --        3,541

 Repayment of Officers' Loans      (28)   --       (923)        --             --          --         --         (923)

 Dividend declared                  --    --     (2,184)        --             --          --         --       (2,184)

 Retirement of treasury stock       --    --       (393)        --             --          --        393           --

 Acquisition of treasury stock     (24)   --         --         --             --          --       (328)        (328)

 Discount on convertible
  debentures                        --    --        658         --             --          --         --          658

 Unearned compensation on
  option grants                     --    --         --       (115)            --          --         --         (115)

 Marketable securities
 reclassification
  adjustment                        --    --         --         --             --      (2,861)        --       (2,861)    $  (2,861)

 Net loss                           --    --         --         --        (11,736)         --         --      (11,736)      (11,736)
                                 -----  -----   --------    ------       --------     ---------   ------     --------     ---------
    Total Comprehensive Loss

BALANCE - December 31,
 2000 (Forward)                  1,425  $ --    $103,569    $ (115)      $(89,502)    $ (3,086)   $ (328)    $ 10,538     $ (14,597)
                                 =====  =====   ========    ======       ========     =========   ======     ========     =========

The accompanying notes are an integral part of these consolidated financial statements.


                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Continued

                            For the Years Ended December 31, 2002, 2001 and 2000
                                                                  (in thousands)
--------------------------------------------------------------------------------

                                                                                    Accumulated
                                  Common Stock  Additional                             Other                  Total    Comprehensive
                                                 Paid-in     Unearned   Accumulated Comprehensive Treasury  Shareholders'  Income
                                 Shares  Amount  Capital   Compensation   Deficit       Loss        Stock     Equity       (Loss)
                                 ------ -------- --------- ------------ ----------- ------------- --------- ------------ -----------
BALANCE - December 31,
  2000 (Forward)                 1,425  $ --    $103,569      $(115)      $(89,502)   $ (3,086)     $(328)    $ 10,538

 Common stock issued for services  571    --         797         --             --          --         --          797

 Common stock issued for cash      212    --         500         --             --          --         --          500

 Common stock issued for Platinum
  acquisition                       66    --         137         --             --          --         --          137

 Common stock issued for
  settlement of restructuring
  liabilities                      110    --         181         --             --          --         --          181

 Common stock issued for
  settlement of litigation          17    --          47         --             --          --         --           47

 Unearned compensation on
  option grants                     --    --          --        115             --          --         --          115

 Discount on convertible
  debentures settled with cash      --    --        (658)        --             --          --         --         (658)


 Marketable securities valuation
  adjustment                        --    --          --         --             --       3,061         --        3,061     $  3,061

 Net loss                           --    --          --         --        (10,612)         --         --      (10,612)     (10,612)
                                 -----  -----   --------     ------       --------     ---------    -----      -------     ---------
    Total Comprehensive Loss

BALANCE - December 31,
  2001 (forward)                 2,401  $  --   $104,573     $   --      $(100,114)    $     (25)   $(328)     $ 4,106     $ (7,551)
                                 =====  =====   ========     ======       ========     =========    =====      =======     =========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              For the Years Ended December 31, 2002, 2001 and 2000
                                 (in thousands)
--------------------------------------------------------------------------------

                     Preferred Stock   Common Stock                                    Accumulated                          Compre-
                                                   Additional    Stock                    Other                  Total      hensive
                                                     Paid-in  Subscription Accumulated Comprehensive Treasury Shareholders'  Income
                                                     Capital   Receivable    Deficit       Loss        Stock     Equity      (Loss)
                        Shares Amount Shares Amount
                       -------------------------------------------------------------------------------------------------------------
BALANCE - December 31,
 2001 (Forward)            --   $--    2,401  $--     $104,573   $    --      $(100,114)   $(25)     $ (328)    $ 4,106

 Common stock and options
  issued for  services,
  including $101 for
  fundraising commissions  --    --      878   --        1,119        --             --      --          --       1,119

 Common stock subscribed   --    --       97   --          116       (62)            --      --          --          54

 Common stock issued for
  Platinum  acquisition    --    --       31   --           59        --             --      --          --          59

 Preferred stock issued
  for cash, net of fees
  of $239                 117    --       --   --        2,261        --             --      --          --       2,261

 Common stock issued for
  cash, net of fees of $4  --    --      479   --          530        --             --      --          --         530

 Common stock issued for
  settlement of restruct-
  uring liabilities       --     --       40   --           50        --             --      --          --          50

 Dividends declared,
preferred
  stock                   --     --       --   --           --        --            (56)     --          --         (56)


 Net loss                 --     --       --   --           --        --         (6,911)     --          --      (6,911)    $(6,911)
                       -----    ---    -----  ---      --------     ----      ---------    ----       -----       ------    -------
 Total Comprehensive Loss

BALANCE - December 31,

 2002                    117    $--    3,926  $--     $108,708       (62)     $(107,081)   $(25)      $(328)    $  1,212    $(6,911)
                       =====    ===    =====  ===     ========      ====      =========    ====       =====     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (in thousands)

                            For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                         2002             2001              2000
                                                                   ----------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net loss                                                                 $(6,911)         $(10,612)        $(11,736)
 Adjustments to reconcile net loss to net cash used in
  operating activities
   Amortization and depreciation:
    Property and equipment                                                    831               929              807
    Software costs                                                            123                77               --
    Other                                                                       3                 3                3
    Non-cash interest charge pertaining to the discount on
     convertible debentures                                                    --               346              353
    Provision for doubtful accounts                                            56                74               62
    Common stock and options issued for services                            1,018               912            3,426
    NetWolves common stock exchanged for services and
     for settlement of restructuring charges                                   --                --            2,000
    Equity in Loss of Voyant and Valuation Adjustment                       1,330                --               --
    Gain on disposition of Softworks                                           --                --          (47,813)
    Gain on sale of ComputerCop, net of $500,000 of
     NetWolves common stock exchanged for legal
     services                                                                  --                --           (8,534)
    Loss on sale and other-than-temporary decline in
     investment in NetWolves Corporation                                      832             3,816           29,737
    Deferred income tax expense                                                --                --            9,197

  Changes in operating assets and liabilities:
    Accounts receivable                                                      (308)             (824)             121
    Prepaid expenses and other current assets                                 857              (680)             465
    Other assets                                                               91                43             (337)
    Accounts payable and accrued expenses                                    (429)              247           (3,731)
    Restructuring costs payable                                              (420)           (1,483)           2,450
    Deferred revenue                                                          252                --              (42)
    Income taxes payable                                                       --              (855)             805
                                                                         --------          --------         --------
       NET CASH USED IN OPERATING ACTIVITIES                             $ (2,675)         $ (8,007)        $(22,767)
                                                                         --------          --------         --------

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                 (in thousands)
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                         2002              2001              2000
                                                                   ----------------- ----------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Expenditures for property and equipment                             $        (456)    $        (790)       $     (602)
 Net cash paid in the acquisition of Platinum
  (net of $15 cash acquired)                                                    --              (109)               --
 Cash used in the ComputerCop/NetWolves
  transaction (including $2,072 of cash expenses)                               --                --           (22,572)
 Investment in NetWolves Corporation                                            --                --            (4,500)
 Advances to and investment in Voyant                                         (674)             (500)
 Advances from officers, net                                                    --                --               899
 Proceeds from the sale of NetWolves common
  stock                                                                        377             2,834                --
 Proceeds from the sale of Softworks common
  stock                                                                         --                --            58,142
                                                                     -------------      ------------        ----------
       NET CASH (USED IN) PROVIDED BY
        INVESTING  ACTIVITIES                                                 (753)            1,435            31,367
                                                                     -------------      ------------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Proceeds from sales of common stock                                           588               500                --
 Proceeds from sales of preferred stock                                      2,000                --                --
 Consideration paid in connection with the sales of
  preferred and common stock                                                  (107)               --                --
 (Repayments of) net proceeds from convertible
  debentures                                                                    --            (3,751)            2,911
 Advances from Bank, net                                                       242               448                --
 Proceeds from long-term debt                                                  250                --                --
 Acquisition of treasury stock                                                  --                --              (328)
 Payment of dividend                                                            --                --            (2,184)
 Repayments of long-term debt                                                 (204)             (117)               --
                                                                     -------------      ------------        ----------
       NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                                 2,769            (2,920)              399
                                                                     -------------      ------------        ----------
       NET (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS                                                  (659)           (9,492)            8,999

CASH AND CASH EQUIVALENTS - Beginning                                        1,359            10,851             1,852
-------------------------                                            -------------      ------------        ----------
CASH AND CASH EQUIVALENTS - Ending                                      $      700         $   1,359          $ 10,851
-------------------------                                            =============      ============        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1 - Nature of Business
         ------------------

     Direct Insite Corp. and subsidiaries (the "Company"), primarily operate as an application service provider ("ASP"), which markets an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation and payment as well as visual data analysis and reporting tools delivered via the Internet for its customers. The Company's core technology is d.b.Express?, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In 2001, the Company acquired Platinum Communications, Inc. ("Platinum", see Note 3), a Dallas, Texas based company which markets integrated business and operational support systems to the telecommunications industry primarily as an ASP; marketed as Account Management Systems ("AMS"). Further, as an added source of revenue, the Company, during 2001, began providing custom engineering services to its customers. These newly assembled product offerings enable the Company to provide comprehensive services from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. The Company operates fully redundant data centers located at its main office in Bohemia, N.Y. and in Newark, NJ.

     Management's liquidity plans are discussed in Note 17. Also, as described in Note 20, the Company has one major customer that accounted for more than 80% of the Company's revenue for each of the three years in the period ended December 31, 2002. Loss of this customer would have a material adverse effect on the Company.


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

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Direct Insite Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Revenue Recognition
     -------------------

     The Company records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin No. 101, regarding revenue recognition in the financial statements. In some circumstances, the Company enters into arrangements whereby it is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, in accordance with the Emerging Issues Task Force Issue No. 00-21, the Company allocates the total revenue to be earned among the various elements based on their relative fair values. The Company recognizes revenue related to the delivered products or services only if:

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

     Custom Engineering Services
     The Company recognizes revenue for custom engineering services using the percentage of completion method. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized when the customer accepts such milestones. Costs related to uncompleted milestones are deferred and included in other current assets, when applicable.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Cost of Revenue
     ---------------

     Cost of revenue in the consolidated statements of operations is presented along with research and development costs and exclusive of amortization and depreciation shown separately.

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

     Software Costs
     --------------

     Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at their estimated fair value. Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. The useful life of the software acquired in the Platinum acquisition is 5 years. Amortization of software costs begins when products become available for general customer release. Costs incurred prior to establishment of technological feasibility are expensed as incurred and are included in "operations, research and development" in the accompanying consolidated statements of operations, and amount to $3,903,000, $2,814,000 and $4,278,000 for the years 2002, 2001 and 2000, respectively.

     Impairment of Long-Lived Assets
     -------------------------------

     The Company reviews its long-lived assets, including capitalized software costs and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected future cash flows. Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during 2002. The provisions of this statement that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

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

     Earnings per Share
     ------------------

     The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be antidilutive.

     Securities that could potentially dilute basic earnings per share ("EPS") in the future, that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (shares are in thousands):

     Options to purchase common stock                                      2,259
     Redeemable Convertible Preferred Stock                                1,168
                                                                           -----
            Total Potential Common Shares as of December 31, 2002          3,427
                                                                           =====
            Issuances after December 31, 2002 through
             March 31, 2003                                                   20
                                                                              --

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

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Accounts receivable
     -------------------

     Accounts receivable is shown net of allowance for doubtful accounts of $42,000 and $53,000 at December 31, 2002 and 2001, respectively. The changes in the allowance for doubtful accounts are summarized as follows:

                                                             Year Ended December 31,
                                                    2002               2001               2000
                                               ---------------- ------------------- ------------------
                                                                  (in thousands)
        Beginning balance                           $ 53              $ 70              $   8
        Provision for doubtful accounts               56                74                 62
        Write-offs                                   (67)              (91)                --
                                                    ----              ----              -----
        Ending balance                              $ 42              $ 53              $  70
                                                    ====              ====              =====

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

     Advertising and Promotional Costs
     ---------------------------------

     Advertising and promotional costs are reported in "Sales and marketing" expense in the consolidated statements of operations and are expensed as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was None, $37,000 and $90,000, respectively.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the consolidated financial statements shown for the prior years in order to have them conform to the current year's classifications.

     Concentrations and Fair Value of Financial Instruments
     ------------------------------------------------------

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At December 31, 2002, the Company has cash investments of approximately $467,000 at one bank. Concentrations of credit risk with respect to accounts receivable are disclosed in Note 20. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Use of Estimates
     ----------------

     In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Disclosures that are particularly sensitive to estimation include management's plans, as disclosed in Note 17. Actual results could differ from those estimates.

     New Accounting Pronouncements
     -----------------------------

     SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for the Company during 2002. The provisions of this statement that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's consolidated financial statements.

     New Accounting Pronouncements, continued
     -----------------------------

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" is effective for transactions occurring after May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement has had no material effect on the Company's consolidated financial statements.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No.146 to have a material effect on its consolidated financial statements.

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. The Company does not expect that the adoption of the recognition requirements of FIN 45 will have a material effect on its consolidated financial statements.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     New Accounting Pronouncements, continued
     -----------------------------

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 will have a material effect on its consolidated financial statements.

     Stock Options and Similar Equity Instruments
     --------------------------------------------

     At December 31, 2002, the Company had five stock-based employee plans, which are described more fully in Note12. As permitted under SFAS No. 148, "Accounting for Stock-Based CompensationTransition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

                                                                Year Ended December 31,
                                                         2002              2001             2000
                                                    ----------------- ---------------- ---------------
     Net loss attributable to common shareholders
      As reported                                        $(6,967)         $(10,612)      $(11,736)
      Less:  Stock-based employee compensation
       expense determined under fair value-based
       method for all awards                                (866)             (308)          (310)
                                                         -------          --------       --------
      Pro forma                                          $(7,833)         $(10,920)      $(12,046)
                                                         =======          ========       ========
     Basic and diluted net loss per share
      As reported                                         $(1.91)           $(5.88)        $(8.23)
                                                          ======            ======         ======
      Pro forma                                           $(2.15)           $(6.05)        $(8.40)
                                                          ======            ======         ======

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Stock Options and Similar Equity Instruments, continued
     --------------------------------------------

     The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 67.7% to 74.5% in 2002, 69.0% to 74.1% in 2001 and 70.6 to 73.1% in 2000 (2) risk-free interest  rates  of 4.8% in 2002,  5.79% in 2001 and  5.80% in 2000 and (3)
     expected lives of 2.3 years to 5.0 years in 2002, 1 to 4.5 years in 2001 and 1.80 to 5.00 years in 2000.


NOTE 3 - Acquisitions and Dispositions
         -----------------------------

     Platinum Communications, Inc.
     -----------------------------

     On May 10, 2001, the Company and Platinum completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum.

     The purchase price of Platinum approximated $340,000, which consisted of $50,000, and 66,667 shares of common stock (valued at $138,000, based on the quoted market price at the time of the acquisition) and $93,000 of acquisition costs. The Company issued an additional 46,667 shares of its common stock and placed them in escrow (a portion of which is not reflected as outstanding common stock), that are to be released to the former shareholders of Platinum, subject to certain performance provisions (as defined), in various increments through April 2004; 15,556 shares were earned and were issued effective December 31, 2001, valued at $20,000, and 15,556 shares were earned and were issued effective December 31, 2002, valued at $39,000. Both issuances are additive to the cost of the acquisition. In addition, two key employees of Platinum have entered into three-year employment agreements with the Company, with an aggregate base compensation of $300,000 per annum and options to purchase an aggregate of 20,000 shares of the Company's common stock vesting over three years, with an exercise price of $2.06, the fair market value on the date of the grant.

     The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were fair valued at the date of acquisition and the results of operations are included in the consolidated financial statements of the Company, commencing May 1, 2001.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Internet Tracking & Security Ventures, LLC and NetWolves Corporation
     --------------------------------------------------------------------

     On June 30, 1998, the Company acquired certain software (known as "ComputerCop") and related sales and marketing rights from Internet Tracking & Security Ventures, LLC ("ITSV"). In February 2000, the Company sold its recently formed subsidiary, ComputerCOP Corp. to NetWolves Corporation ("NetWolves"), in exchange for 1,775,000 shares of NetWolves common stock. The assets of ComputerCOP Corp. included the ComputerCOP technology (and certain related assets including inventory) and $20.5 million in cash. The transaction was treated as a sale of the ComputerCOP technology for 750,000 shares valued at $15 million and the purchase of 1,025,000 shares from NetWolves for $20.5 million. Additionally, the Company purchased 225,000 shares from certain NetWolves shareholders for $4.5 million. The sale of the Company's ComputerCOP technology resulted in a pre-tax gain of $8,534,000, net of $2,572,000 of expenses, recorded in the first quarter of 2000. The $40,000,000 value of the 2,000,000 shares of NetWolves stock was determined based upon the quoted market price of the NetWolves stock at the time the transaction was agreed to and announced ($20 per share) and was also based on a fairness opinion obtained from the Company's investment banker. In May 2000, the Company's Chairman of the Board was appointed to the NetWolves Board of Directors (also see Note 8).

     Softworks, Inc.
     ---------------

     In October 1993, the Company completed the acquisition of all of the common stock of Softworks, Inc. ("Softworks"). Softworks provided systems management software products for mainframe data centers. The purchase price approximated $5,700,000. Prior to June 30, 1998, Softworks was a wholly owned subsidiary of the Company and majority owned through March 31, 1999. Pursuant to a tender offer dated December 21, 1999, the Company sold its remaining 35% interest in Softworks to EMC Corporation and its subsidiary. The transaction, which was completed on January 27, 2000, provided aggregate cash proceeds of $61,458,000 and resulted in a pre-tax gain of $47,813,000, net of $3,316,000 of expenses, recorded in the first quarter of 2000. The Company deposited $10,000,000 of the sales proceeds into an interest bearing escrow account to secure any potential liabilities arising from certain indemnifications. The escrow funds were released to the Company in December 2000.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Accounts Receivable and Due to Bank
         -----------------------------------

     During October 2001, the Company entered into an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1 % per month, is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The primary term of the agreement was for one year beginning October 2001, and continues until due notice of termination is given at any time by either party to the agreement.

     At December 31, 2002, the Company had assigned approximately $851,000 of accounts receivable to the Bank and received advances of $690,000 from the Bank.

NOTE 5 - Prepaid Expense and Other Current Assets
         ----------------------------------------

     Prepaid expenses and other current assets consist of the following:

                                                           December 31,
                                                      2002              2001
                                                 ---------------- -----------------
                                                          (In thousands)
       Prepaid expenses                              $   197          $   369
       Tax refund receivable                              --              615
       Notes and loans receivable                         42              112
                                                     -------          -------
                                                     $   239          $ 1,096
                                                     =======          =======

NOTE 6 - Property and Equipment
         ----------------------

     Property and equipment consist of the following:

                                                                    December 31,         Useful life
                                                               2002            2001        in Years
                                                          -------------- --------------- -------------
                                                                           (in thousands)
       Computer equipment and purchased software               $ 5,594        $ 4,928          3
       Furniture and fixtures                                      444            421        5 - 7
       Automobile                                                   30             --          3
                                                               -------        -------
                                                                 6,068          5,349
       Less: accumulated deprecation and amortization           (4,902)        (4,071)
                                                               -------        -------
             Property and Equipment, Net                       $ 1,166        $ 1,278
                                                               =======        =======

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 6 - Property and Equipment, continued
         ----------------------


     Depreciation and amortization expense related to property and equipment for the years ended December 31, 2002, 2001 and 2000 was $831,000, $929,000 and
     $807,000, respectively.

NOTE 7 - Software Costs
         --------------

     Software costs consist of the following:

                                                                             December 31,
                                                                        2002              2001
                                                                  ---------------- -----------------
                                                                            (in thousands)

       Capitalized software development costs                           $4,420          $ 4,361
       Less: accumulated amortization                                   (3,976)          (3,853)
                                                                        ------          -------
             Software Costs, Net                                        $  444          $   508
                                                                        ======          =======

     Amortization expense related to software development costs for the years ended December 31, 2002, 2001 and 2000 was $123,000, $77,000 and None,
     respectively.

     NOTE 8 - Investment in Securities
              ------------------------
     Non-Marketable
     --------------

     In February 2001, the Company acquired 2,000,000 shares of Voyant Corporation ("Voyant") through an equity investment of $500,000. Additionally, in November 2001, the Company acquired 15,680,167 shares in exchange for 60,000 shares of NetWolves common stock, with a value of $156,000. Further, as part of an anti-dilution protection clause in the initial investment agreement, the Company is entitled to approximately 48,000,000 additional shares, which brought the Company's ownership in Voyant to approximately 10.5%. Voyant is a privately held company, and accordingly, through December 31, 2001, the investment had been reflected on the Company's balance sheet as a non-marketable security, at cost. However, the Company had achieved a level of influence such that the Company began to account for its investment in Voyant utilizing the equity method of accounting commencing January 1, 2002. As a result, the Company recorded a $157,000 non-operating loss for its pro rata share of Voyant's operations for the year ended December 31, 2002.

     The Company's Chairman was also the Co-Chairman of Voyant until November 2002 at which time he resigned his position at Voyant. The Company's Chairman beneficially owns approximately 19% of Voyant's outstanding common stock and holds $1,750,000 of approximately $2,800,000 of Voyant's notes which are convertible into Voyant's common stock at the rate of $.25 per share.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 8 - Investment In Securities, continued
         -----------------------------------

     Non-Marketable, continued
     --------------

     The Company began providing various administrative services for Voyant during the second quarter of 2002, continuing through December 2002. The Company agreed to accept 12,300,000 shares of Voyant common stock as payment for these services. Additionally, throughout the year ended December 31, 2002, the Company directly and indirectly advanced approximately $674,000 to Voyant (including $208,000 in the fourth quarter) for which it is to receive an aggregate of 67,400,000 shares of Voyant common stock in settlement thereof, increasing to ownership in Voyant to approximately 40%. At December 31, 2002, the Company determined that the estimated fair value of its investment is nominal, and accordingly, eliminated the remaining carrying value of approximately $1,173,000. As a result, the Company recorded an "Equity in Loss of Voyant and Valuation Adjustment" aggregating $1,330,000 for the year ended December 31, 2002.

     Marketable - Available for Sale
     -------------------------------

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

     During the year ended December 31, 2002, the Company sold 208,500 shares in the open market at prices ranging from $0.75 to $2.06, aggregating proceeds of approximately $323,000. Additionally, the Company sold 90,000 shares in a private transaction resulting in proceeds of approximately $54,000. As a result of these transactions, the Company realized a loss of $375,000. Further, at June 30, 2002, the Company wrote down its investment in NetWolves to the then current market value of $1.49 per share, resulting in a loss of $457,000 that was included in "Other-than-temporary decline in Investment in NetWolves." At December 31, 2002, the Company held no common shares of Netwolves.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - Accounts Payable and Accrued Expenses
         -------------------------------------

     Accounts payable and accrued expenses consist of the following:

                                               December 31,
                                            2002             2001
                                     ----------------- ----------------
                                               (in thousands)

       Trade accounts payable             $   511           $   672
       Sales taxes payable                    539               633
       Accrued payroll and benefits           255               255
       Other accrued expenses                 358               497
                                          -------           -------
                                          $ 1,663           $ 2,057
                                          =======           =======

NOTE 10 - Convertible Debentures
          ----------------------

On September 27, 2000, the Company entered into an agreement to sell an aggregate principal amount of $3,000,000 of Convertible Debentures (the "Debentures") bearing interest at a rate of 6% per annum, due September 27, 2002. The Company sold a $2,000,000 Debenture in September 2000, a $500,000 Debenture in October 2000 and a $500,000 debenture in December 2000, and incurred $119,000 of expenses.

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

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 11 - Long-term Debt
          --------------

     Long-term debt consists of the following (in thousands):

                                                            December 31,
                                                       2002             2001
                                                ----------------- ----------------
       Lines of credit (a)                           $ 133             $ 174
       Capitalized lease obligations (b)               319               210
       Other (c)                                       500                 9
                                                     -----             -----
                                                       952               393
       Less current portion                           (396)             (290)
                                                     -----             -----
             Long-term debt, net of current portion  $ 556             $ 103
                                                     =====             =====

     (a) The Company has three lines of credit, which were assumed in connection with the Platinum acquisition (Note 3). These lines have various expiration dates. One line has no expiration date and bears an interest rate of prime (4.25% at December 31, 2002) plus 1%, is collateralized by substantially all the assets of Platinum, is personally guaranteed by one of the former officers of Platinum and has an unused balance of approximately $23,000 at December 31, 2002. The second line expires in May 2003, bears an interest rate of 10% and has no available balance as of December 31, 2002. The third line contains no expiration date, bears an interest rate of 16.25% and has no available balance as of December 31, 2002.

     (b) The Company has equipment under capital lease obligations expiring at various times through 2006. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment.

          As of December 31, 2002 minimum future lease payments under these capital leases are:

                   Year Ending December 31,                  Amount
       ----------------------------------------------- -----------------
                     (in thousands)
                          2003                              $174
                          2004                               132
                          2005                                27
                          2006                                 3
                                                            ----
             Total minimum lease payments                    336

      Less: amounts representing interest                    (17)
                                                            ----
             Net minimum lease payments                     $319
                                                            ====

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 11 - Long-term Debt, continued
          --------------

          The interest rates  pertaining to these capital leases range from 1.7%
          to  12.5%,   and  the  net  book  value  of  the  related   assets  is
          approximately $317,000 as of December 31, 2002.

     (c) In January 2002, the Company's Chairman loaned the Company $250,000. The loan has a term of three years and bears interest at 5%, payable quarterly in arrears. Additionally, in December 2002, the Company executed a $250,000 note payable to Markus & Associates (an affiliate of S.J. & Associates, Inc., see Note 15) pursuant to the terms of its termination agreement included in Restructuring costs payable (see
          Note 14). The note has a term of twenty-eight months and bears interest at 9 %, payable in monthly installments. Maturities of this loan and note are as follows:

                           Year Ending December 31,                  Amount
               ----------------------------------------------- -----------------
                               (in thousands)

                                   2003                             $     107
                                   2004                                   107
                                   2005                                   286
                                                                    ---------
                                                                    $     500
                                                                    =========

NOTE 12 - Shareholders' Equity
          --------------------

          Preferred Stock
          ---------------

          Year Ended December 31, 2002
          ----------------------------

          At the Annual Meeting of Shareholders held in August 2002, a proposal to amend the Certificate of Incorporation to authorize 2,000,000 shares of preferred stock, par value $0.0001 was approved.

          In September 2002, the Company sold 93,458 shares of its Series A Convertible Preferred Stock, ("Preferred Stock") in consideration for $2,000,000 less fees and expenses of $178,000, to Metropolitan Venture Partners II, L.P. ("Metropolitan"), a private equity investment firm. In December 2002, the Company sold 23,365 shares of its Preferred Stock in consideration for $500,000 less fees and expenses of $61,000, to Metropolitan. The proceeds from this transaction were received January 3, 2003, and the principal sum is reflected on the accompanying Balance Sheet as Stock subscription receivable. The holders of Preferred Stock ("the holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on September 25, 2004 and September 25, 2005. Dividends are payable, at the option of the holders, in cash or in the Company's common stock. The holders have certain demand and piggyback registration rights, have preference in the event of liquidation, and are entitled to ten votes for each share of Preferred Stock on all matters as to which holders of common stock are entitled to vote. As of December 31, 2002, $56,000 in dividends are payable to the holders.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 12 - Shareholders' Equity, continued
          --------------------

     Preferred Stock, continued
     ---------------
     Year Ended December 31, 2002, continued
     ----------------------------

     The managing partner of Metropolitan was appointed as a member of the Company's Board of Directors in September 2002.

     Common Stock
     ------------
     Year Ended December 31, 2002
     ----------------------------

     During the year ended December 31, 2002, the Company issued 1,524,300 shares and granted 50,000 options to purchase its common stock as detailed below:

          -- Issued 877,665 shares of its common stock and granted 50,000 options to purchase its common stock for services valued at $1,119,000 as follows:

               -- 180,000 shares to its Chairman of the Board of Directors as part of a two-year services agreement, valued at $180,000.

               -- 60,000 shares to its Board of Directors as compensation for serving on various committees, valued at $106,000.

               --   431,032   shares  to   consultants  as  payment  of  certain
                    liabilities valued at $585,000.

               --   206,633 shares for employee bonuses, valued at $217,000.

               -- Granted options to purchase 50,000 shares of its common stock as payment of certain consultant liabilities, valued at $31,000 using the Black-Scholes option- pricing model.

          -- Sold 26,191 shares of its common stock on a subscription basis at the market price on the date of issuance of $1.05 to four key executives for $27,000. All subscribed shares were fully paid as of December 31, 2002.

          -- Sold an additional 71,000 shares of its common stock on a subscription basis at the market price on the date of issuance of $1.25 to four key executives for $89,000. All subscriptions are paid by July 1, 2003.

          --   Issued   31,111   shares  of  its  common  stock  to  the  former
               shareholders of Platinum as part of the Merger Agreement, valued at $59,000 (see Note 3).

          -- Sold 318,333 shares of its common stock at the market price on the date of issuance of $1.05 to members of the Board of Directors of the Company, key executives and various accredited investors for $334,000.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Shareholders' Equity, continued

       Common Stock, continued
       ------------

       Year Ended December 31, 2002, continued
       ---------------------------

     -- Sold 160,000 shares of its common stock at the market price on the date of issuance of $1.25 to various accredited investors for $200,000.

     -- Issued 40,000 shares of its common stock as payment of certain restructuring liabilities, valued at $50,000 (see Note 14).

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

     During the year ended December 31, 2001, the Company issued 976,328 shares of its common stock as detailed below:

     -- Issued 570,512 shares of its common stock for services valued at $797,000 as follows:

          -- 63,785 shares to its Board of Directors as compensation for serving on various committees, valued at $108,000.

          -- 442,727 shares to consultants as payment of certain liabilities valued at $584,000.

          --   64,000 shares for employee bonuses, valued at $105,000.

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

     -- Issued 16,668 shares of its common stock valued at $47,000 as settlement of a certain legal matter.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Shareholders' Equity, continued
          --------------------
       Common Stock
       ------------
       Year Ended December 31, 2000
       ----------------------------

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

     Stock Option Plans
     ------------------

     Effective June 1, 2000, the Company's Board of Directors authorized and adopted a plan for compensation, referred to as the 2000 Stock Option Plan, which provides for the grant of 166,667 non-qualified stock options, to officers, employees and consultants to the Company, exercisable at the market price on the date of grant. All grants, which have varying expiration dates, shall be subject to various vesting conditions including specific performance goals. There are 9,099 shares available to be issued pursuant to this plan.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 12 - Shareholders' Equity, continued
          --------------------

       Stock Option Plans, continued
       ------------------

     During May 2001, the Board approved the 2001 Stock Option/Stock Issuance Plan whereby 330,000 shares of its authorized but unissued common stock were reserved. The Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or committee but cannot be less than the fair market value of the common stock on the issuance date. There are 2,160 shares available to be issued pursuant to this plan.

     At the Company's annual meeting of stockholders held on September 17, 2001, the Company's shareholders ratified the 2001-A Stock Option/Stock Issuance Plan whereby 600,000 shares of its authorized but unissued or reacquired common stock were reserved. Similar to the 2001 Plan, the 2001-A Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or committee but cannot be less than the fair market value of the common stock on the issuance date. As of December 31, 2002, 25,642 shares remained available pursuant to this plan.

     In January 2002, the Company's Board of Directors authorized and adopted the 2002 Stock / Stock Option Plan whereby 625,000 shares of its common stock were reserved. The 2002 Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or committee but cannot be less than the fair market value of the common stock on the issuance date. During 2002, all 625,000 reserved shares were utilized under the option grant program.

     At the Company's annual meeting of stockholders held on August 5, 2002, a proposal to ratify and approve the Company's 2002-A Stock Option / Stock Issuance Plan granting the Board of Directors authority to grant up to 875,000 shares of stock or stock options was passed. The 2002-A Plan is also divided into two separate equity programs: an option grant program and a stock issuance program. As with the 2002 Plan, under the stock issuance program of the 2002-A Plan, the purchase price per share is fixed by the Board of Directors or committee but cannot be less than the fair market value of the common stock on the issuance date. During 2002, 815,000 options (of which 615,000 are Incentive Stock Options) and 60,000 shares were issued under this plan. As of December 31, 2002, there are no shares available to be issued pursuant to this plan.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Shareholders' Equity, continued
          --------------------

       Stock Option Plans, continued
       ------------------

     In December 2002, the Company's Board of Directors authorized and adopted the 2003 Stock / Stock Option Plan whereby 725,000 shares of its common stock were reserved. The 2003 Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or committee but cannot be less than the fair market value of the common stock on the issuance date. During 2002, 240,000 reserved shares were utilized under the option grant program.

     The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. The following is a summary of stock option activity for 2002, 2001 and 2000, relating to all of the Company's common stock plans (shares are in thousands):

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                   Shares              Price
                                             ------------------- -------------------
     Outstanding at January 1, 2000                 294               $30.60

      Granted                                       153                14.70
      Exercised                                      --                   --
      Forfeited                                    (193)               27.45
                                                  -----
     Outstanding at December 31, 2000               254                23.85

      Granted                                       277                 1.66
      Exercised                                      --                   --
      Forfeited                                    (103)               36.73
                                                  -----
     Outstanding at December 31, 2001               428                 6.55

      Granted                                     1,896                 1.69
      Exercised                                      --                   --
      Forfeited                                     (65)               17.07
                                                  -----
     Outstanding at December 31, 2002             2,259                 2.13
                                                  =====

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 12 - Shareholders' Equity, continued
          --------------------

     Stock Option Plans, continued
     ------------------

     At December 31, 2002, a total of 1,064,000 options are exercisable at various exercise prices: 385,000 options are exercisable at $1.05, 573,000 options are exercisable at prices ranging from $1.25 to $2.19 and 106,000 options at $11.25. The weighted-average remaining contractual life of options outstanding at December 31, 2002 is 4.21 years. A total of 2,259,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 2002.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Shareholders' Equity, continued
          --------------------

     Stock Option Plans, continued
     ------------------

     At December 31, 2001, a total of 250,000 options were exercisable at various exercise prices: 129,000 options were exercisable at $1.63, 87,000 options were exercisable at prices ranging from $11.25 to $20.16 and 34,000 options at $26.25 to $30.00. The weighted- average remaining contractual life of options outstanding at December 31, 2001 was 2.43 years.

     At December 31, 2000, a total of 254,000 options were exercisable at various exercise prices: 196,000 options were exercisable at prices ranging from $11.25 to $20.16 per share, 51,000 options at $26.25 to $31.35 and
     7,000 options at $93.75 to $384.00. The weighted- average remaining contractual life of options outstanding at December 31, 2000 was 2.67 years.

     Total compensation costs recognized for stock option awards amounted to $31,000, $115,000 and $152,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Compensation cost represents the fair value of options granted to non- employees and the intrinsic value of options granted to employees.

NOTE 13 - Income Taxes
          ------------

     The following table summarizes components of the (provision) benefit for current and deferred income taxes for the years ended December 31, 2002, 2001 and 2000.

                                                                  Year Ended December 31,
                                                           2002              2001             2000
                                                     ---------------- ----------------- ----------------
                                                                        (in thousands)
       Current
         Federal                                         $  --            $     565        $     (718)
         State and other                                    --                   57              (125)
                                                         -----            ---------        ----------
             Total                                          --                  622              (843)
                                                         -----            ---------        ----------
       Deferred
         Federal                                            --                   --            (9,197)
         State and other                                    --                   --                --
                                                         -----            ---------        ----------
             Total                                          --                   --            (9,197)
                                                         -----            ---------        ----------
                                                            --            $     622          $(10,040)
                                                         =====            =========        ==========

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2002, 2001 and 2000:

                                                                 Year Ended December 31,
                                                          2002             2001           2000
                                                     ---------------- --------------- --------------
       U.S. Federal statutory tax rate                   35.0%          35.0%           35.0%
       State and local taxes, net of U.S. Federal tax
        effect                                             --             --            (7.4)
       Impact of Alternative Minimum Tax                   --           (5.0)          (42.3)
       Gain on sale of Softworks and ComputerCOP           --             --           (90.1)
       Loss and other-than-temporary decline in
        investment in NetWolves                          (1.9)         (11.9)         (613.7)
       Restructuring costs timing difference              2.0            2.8           (33.4)
       Utilization of net operating loss carryforward     --             --            199.3
       Permanent differences - compensation               --             --            (50.5)
       Increase in valuation allowance                  (35.0)         (24.5)             --
       Other                                             (0.1)          (1.9)           11.1
                                                         ----          -----           -----
                                                         0.0%            5.5%         (592.0)%
                                                         ====          =====           =====

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                                      December 31,
                                                                 2002              2001
                                                            ---------------- -----------------
                                                                    (in thousands)
         Net operating loss carryforwards                      $ 31,205         $ 25,851
         Tax credit carryforward                                    577               --
         Fixed and intangible assets                                 47              237
         Other-than-temporary decline in investment in
          NetWolves                                                  --               50
         Restructure accrual                                        133              302
         Other                                                       125              103
                                                               ---------        ---------
                                                                  32,087           26,543
             Valuation allowance                                 (32,087)         (26,543)
                                                               ---------        ---------
             Deferred tax assets                                $     --        $      --
                                                                ========        =========

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 13 - Income Taxes, continued
          ------------

     At December 31, 2002, the Company has net operating loss carryforwards remaining of approximately $68 million to reduce future taxable income, if any. These losses, which expire through 2022, are subject to substantial limitations as a result of IRC Section 382 rules governing changes in control. Approximately $58 million these losses are available to be utilized in the year 2003. After the year 2003, approximately $1.2 million of losses become available each year (subject to, among other things, adjustment upon further changes in control) until the losses expire.


NOTE 14 - Restructuring
          -------------

     In the first quarter 2000, the Company's newly appointed Board of Directors approved and the Company announced a restructuring plan to streamline the Company's operations and overhead structure, including: (i) elimination of employees, expenses and commitments that supported the ComputerCOP technology (sold to NetWolves, Note 3), (ii) elimination of employees, expenses and commitments that supported the Company's development project related to a multi-media display station, and (iii) general reduction of operating expenses. As a result, the Company recorded a non-recurring restructuring charge of $15,176,000 during the year ended December 31, 2000, related to the termination of 53 employees, retirement packages for certain Company officers and directors, and the termination of certain long-term consulting contracts and operating leases. Cash requirements of this plan were estimated at $12,696,000; $980,000 was settled with Company stock; and $1,500,000 was settled with NetWolves common stock. As of December 31, 2002, the remaining cash requirement is $66,000, $6,000 payable over the next twelve months, and $60,000 is payable subsequent to the satisfaction of the note to Markus & Associates (see Note 11).

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

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 14 - Restructuring, continued
          -------------

     The activity in the restructuring accrual through December 31, 2002 is summarized below:

                                             Officer/director
                                Employee       retirement      Consulting    Operating
                              terminations      packages       contracts       leases         Other          Total
                             -------------------------------------------------------------------------------------------
  Restructuring charges to     $  2,088,000    $ 7,666,000     $ 3,681,000   $  357,000     $1,384,000    $ 15,176,000
   operations, during 2000

  Company stock Issuances                --       (100,000)       (630,000)          --       (250,000)       (980,000)

  NetWolves stock exchange               --     (1,500,000)             --           --                     (1,500,000)

  Cash expenditures              (2,056,000)    (5,508,000)     (1,938,000)    (140,000)      (604,000)    (10,246,000)
                               ------------    -----------     -----------   ----------     ----------    ------------
  Restructuring accrual,
   December 31, 2000                 32,000        558,000       1,113,000      217,000        530,000       2,450,000

  Company stock Issuances                --             --        (131,000)          --        (50,000)       (181,000)

  Cash expenditures                 (30,000)      (548,000)       (296,000)    (129,000)      (480,000)     (1,483,000)
                               ------------    -----------     -----------   ----------     ----------    ------------
  Restructuring accrual,
   December 31, 2001                  2,000         10,000         686,000       88,000             --         786,000

  Company stock Issuances                --             --         (50,000)          --             --         (50,000)

  Converted to note payable              --             --        (250,000)          --             --        (250,000)

  Cash expenditures                  (2,000)       (10,000)       (326,000)     (82,000)            --        (420,000)
                               ------------    -----------     -----------   ----------     ----------    ------------

  Restructuring accrual,
   December 31, 2002           $         --    $        --     $    60,000   $    6,000     $       --    $     66,000
                               ============    ===========     ===========   ==========     ==========    ============

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

     -- Officer/director retirement packages represent retirement packages for the Company's Chairman, its Chief Executive Officer and other board members aggregating $7,666,000. $1,500,000 was paid with 75,000 shares of NetWolves common stock (valued at $20 per share), $100,000 was paid with 50,000 shares of Company common stock, and $5,508,000, $548,000 and $10,000 cash payments were paid in 2000, 2001 and 2002, respectively.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 14 - Restructuring, continued
          -------------

     -- The Company settled 5 long-term consulting contracts that will no longer be required for an aggregate of $3,681,000. The Company agreed to pay off a 1999 consulting agreement with S.J. & Associates, Inc. for $1,276,000. Additionally, the Company settled three consulting agreements that were entered into during 2000 (originally totaling $1,785,000) for an aggregate of $1,277,000 (one of the agreements, settled for $524,000, is with a related party). Further, the Company paid $1,128,000 as part of a retirement arrangement with the Company's general counsel. These obligations are payable as follows: $811,000 was paid in the form of the Company's common stock; $2,560,000 was paid through 2002; $250,000 was converted to a 9-1/2% twenty-eight month note; and the $60,000 balance is payable subsequent to the satisfaction of the note.

     -- Operating leases represent the settlement of the remaining lease payments with respect to certain automobile and equipment leases that are no longer required. Payments are expected to be paid over the remaining terms of the leases, which end by June 2003.

     -- Other costs included consulting fees related to the creation and execution of the restructuring plan (including $250,000 to S.J. & Associates, Inc. paid in the form of 125,000 shares of the Company's common stock), legal fees and other exit costs.

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

     In 2000, the Company granted 1,667 shares of common stock (valued at $30.00 per share) to an outside Director (who resigned in March 2000) for legal and consulting services provided to the Company. In 2000, the Company also granted 1,333 options with an exercise price of $31.35 per share, which were valued at $17,000 and fully vested at December 31, 2000. Additionally, during the year ended December 31, 2000, the Company paid to such director consulting fees of $52,000.

     In 2000, the Company granted 1,667 shares of common stock (valued at $30.00 per share) for consulting expenditures incurred in connection with the restructuring plan (Note 14) to another outside Director (who resigned in March 2000). The Company paid such Director consulting fees of $13,000 for the year ended December 31, 2000.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 15 - Related Party and Other Transactions, continued
          ------------------------------------

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

     In the first quarter 2000, the Company entered into a multi-year agreement with a consultant that is a family member of one of the former officers. Subsequently, the Company incurred a $524,000 restructuring charge for terminating this agreement. At December 31, 2002, approximately $6,000 of this settlement remains unpaid.

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

     S.J. & Associates, Inc.
     -----------------------

     The Company has entered into various agreements with S.J. & Associates, Inc. (including its affiliates are collectively referred to as "SJ"), an advisor to the Company and its' Board of Directors, for various services that provide for the following compensation:

     -- The Company entered into a consulting agreement with SJ initially terminating on May 31, 2007. Pursuant to the agreement, SJ is entitled to monthly compensation of $15,000. The Company will supply SJ an office/temporary living accommodations and reimbursement for auto leases at a cost not to exceed $9,900 per month. Pursuant to the agreement, SJ is entitled to a financing fee equal to 4% of the gross proceeds (or the gross transaction value) of any of the following events: (i) financing(s) (either debt or equity), (ii) sale of the Company's stock, (iii) an acquisition made by the Company, and (iv) the sale of the Company or merger of the Company with another entity. SJ is also entitled to an annual bonus at the discretion of the Companies Board of Directors. With no further approval, SJ is entitled to be reimbursed for other expenses not to exceed $2,000 per month, plus other reasonable expenses upon approval. Upon completion of the initial term of the agreement, SJ will continue to provide consulting services for an additional 7 1/2 year period. Minimum compensation during this additional period is approximately $5,500 per month.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 15 - Related Party and Other Transactions, continued
          ------------------------------------
          S.J. & Associates, Inc., continued
          -----------------------

     -- In 2002, the Company incurred $153,000 of consulting expenses with SJ. The consulting expense was paid in cash.

     -- In 2002, the Company reduced its obligation to SJ relating to the restructure plan by $609,000. The amount was paid in the form of 40,000 shares (valued at $50,000), the issuance of a $250,000 note (see Note 11) and $309,000 in cash.

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

     -- As part of the 2000 restructure plan (Note 14) a long-term consulting contract was settled.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 16 - Commitments and Contingencies
          -----------------------------

     Operating Leases
     ----------------

     Operating leases are primarily for office space, equipment and automobiles. At December 31, 2002, the future minimum lease payments under operating leases are summarized as follows (in thousands):

                          Year Ending
                          December 31,                Amount
                  ------------------------------ ----------------
                                     (in thousands)

                            2003                       $526
                            2004                        152
                            2005                        104
                            2006                         50
                                                       ----
                            Total                      $832
                                                       ====

     Rent expense approximated $474,000, $499,000 and $340,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Employment Agreements
     ---------------------

     In December 2002, the Company's Chairman became the Company's Chief Executive Officer. Subsequently, in January 2003, the Company entered into an employment agreement with its Chief Executive Officer, which expires in January 2005. Compensation is as follows: 60,000 shares of the Company's common stock which vest ratably over the first year of the agreement, 240,000 options to purchase common stock of the Company at $2.02, vesting 50% on execution of the agreement and 50% ratably over the life of the contract, and $180,000 per annum plus a bonus at the discretion of the Board. Additionally, the Chief Executive Officer is entitled to be reimbursed for (1) all out-of-pocket expenses reasonably incurred by him in the performance of his duties, and (2) housing and office expenses not to exceed $10,000 per month.

     In December 2001, the Company entered into an employment agreement with an executive of the Company, which expires January 2004. Compensation is $175,000 per annum plus a bonus at the discretion of the board.

     Defined Contribution Plan
     -------------------------

     The Company provides pension benefits to eligible employees through a 401(k) plan. Employer matching contributions to this 401(k) plan approximated $65,000, $46,000 and $41,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 17 - Management's Liquidity Plans
          ----------------------------

     For the year ended December 31, 2002, the Company continued to incur net losses and use substantial amounts of cash in operating activities. The Company has been dependent upon debt and equity financing as well as the liquidation of NetWolves common stock to fund its operations.

     The Company's management has and will continue to take numerous steps which it believes will create positive operating cash flow for the Company. Key measures are as follows:

     --   Expanding the Company's products and services;
     -- Materially improve its sales efforts through expanding its marketing staff;
     -- Continue to expand customer engineering fees. The Company generated in excess of $2,500,000 in custom engineering fees in 2002 and believes that this revenue should continue into 2003;
     -- Increase revenue as a result of the agreement entered into in 2002 between the Company and International Business Machines Corporation ("IBM"), which allows IBM the ability to electronically attach supporting documentation to an electronic invoice, all submitted via the Internet to their customers;
     -- Capitalize on the growing trend for outsource services within the communications sector. The acquisition of Platinum broadened the Company's product offerings in this market sector. The Company believes the increase in revenue during 2002 generated from Platinum should continue in 2003.
     --   A reduction of the  Company's   overhead  costs,   including  staff
          reductions, as deemed necessary.
     -- In January 2003, the Company raised an additional $500,000 through the issuance of long-term debt to Tall Oaks Group, LLC (Note 21).
     -- We have obtained a firm commitment from Metropolitan to purchase $250,000 of our preferred stock, with terms similar to their previous transactions (Note 12). Further, we have firm commitments totaling $750,000 ($500,000 from Tall Oaks and $250,000 from our chairman) to guarantee a line of credit expected to be obtained from a major bank. Additionally, the senior executives have pledged an aggregate of $250,000 in the event we require capital in excess of the $1,000,000 described above. These commitments and pledges extend though at least December 31, 2003

     Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand as well as obtaining additional debt and/or equity financing should provide adequate funding through at least December 31, 2003. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18 - Consolidated Statements of Cash Flows

     Supplemental disclosure of cash flow information for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

                                                     Year Ended December 31,
                                              2002             2001                2000
                                        ---------------- ------------------- ----------------
                                                           (in thousands)
        Interest paid                         $171             $467                $  8
                                              ====             ====                ====
        Net taxes paid                        $  -             $849                 $38
                                              ====             ====                ====

     Non-cash investing and financing activities for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

                                                           Year Ended December 31,
                                                        2002         2001         2000
                                                     ------------ ------------ ----------
                                                                 (in thousands)
        Net cash  paid in  Platinum  acquisition  in
        2001 (in thousands):
           Account and installment receivables          $    --       $  (88)     $    --
           Property and equipment, net                       --         (104)          --
           Intangible assets, net                            --         (585)          --
           Accounts payable and accrued Expenses             --          194           --
           Current and long-term debt                        --          337           --
           Common stock issued in acquisition                --          137           --
                                                        -------       ------      -------
        Decrease in cash and cash equivalents           $    --       $ (109)     $    --
                                                        =======       ======      =======
        Capitalized leases incurred                     $   263       $  173      $    --
                                                        =======       ======      =======

     Additional non-cash investing and financing activities for the years ended December 31, 2002 and 2000 are summarized as follows:

     2002
     ----

     -- In connection with the sales of preferred stock (see Note 12), the Company recorded a stock subscription receivable of $500,000 and incurred dividend liabilities of $56,000.

     -- Accrued restructure cost of $250,000 were converted to a note payable pursuant to terms of a restructuring agreement (see Notes 11 and 15).

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18 - Consolidated Statements of Cash Flows, continued

     2000
     ----

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


NOTE 19 - Products and Services
          ---------------------

     The Company and its subsidiaries currently operate in one business segment and have, during the years 2002, 2001 and 2000, provided three separate products: ASP Services, custom engineering fees and AMS Services. Refer to
     Note 1 for a detailed description of these products and services.

                                                          Year Ended December 31,
                                                 2002             2001             2000
                                           ---------------- ---------------- ----------------
                                                             (in thousands)
         ASP fees                               $4,101           $2,506           $2,047
         Custom Engineering fees                 2,511              814               --
         AMS fees                                  804              465               --
         Other                                      --               --               73
                                                ------           ------           ------
              Total Revenue                     $7,416           $3,785           $2,120
                                                ======           ======           ======

NOTE 20 - Major Customers
          ---------------

     For the years ended December 31, 2002, 2001 and 2000, IBM accounted for 87.7%, 82.2% and 80.5% of the Company's revenue, respectively. Accounts receivable from IBM amounted to $1,127,000 and $850,000, at December 31, 2002 and 2001, respectively. Loss of IBM as a customer would have a material adverse effect on the Company.


NOTE 21 - Subsequent Events
          -----------------

     In January 2003, Tall Oaks Group, LLC provided the Company with an unsecured $500,000 loan. The loan matures March 31, 2005, bears interest at 9 1/2%, with the entire unpaid principal amount and all accrued interest payable on the maturity date.

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 22 - Quarterly Financial Data (Unaudited)
          ------------------------

                                                                     Year Ended December 31, 2002,
                                                         First           Second           Third          Fourth
                                                        Quarter         Quarter          Quarter        Quarter
                                                     -------------- ----------------- -------------- ---------------
                                                                (in thousands, except per share amounts)
     Revenue                                              $ 1,514           $ 1,982        $ 1,851        $ 2,069
     Operating loss                                        (1,278)             (950)        (1,180)        (1,202)
     Loss on sales of NetWolves common
      stock                                                  (250)               --            (14)          (111)
     Other-than-temporary decline in
      Investment in Netwolves                                  --              (457)            --             --
     Equity in Loss of Voyant and Valuation
      Adjustment                                               --              (259)          (281)          (790)
     Other (expense) income                                  (100)              (51)           (12)            24
     (Provision for) benefit from income
      taxes                                                    --                --             --             --
                                                          -------           -------        -------        -------

            Net Loss                                      $(1,628)          $(1,717)       $(1,487)       $(2,079)
                                                          =======           =======        =======        =======
            Basic and Diluted Net Loss
             Per Share                                     $(0.53)           $(0.46)        $(0.39)        $(0.53)
                                                           ======            ======         ======         ======
                                                                     Year Ended December 31, 2001,
                                                         First           Second           Third          Fourth
                                                        Quarter         Quarter          Quarter        Quarter
                                                     -------------- ----------------- -------------- ---------------
                                                                (in thousands, except per share amounts)
     Revenue                                            $     517         $     677       $  1,153       $  1,438
     Gross margin                                             428               521            847          1,183
     Operating loss                                        (1,701)           (2,267)        (1,783)        (1,379)
     Loss on sales of NetWolves common
      stock                                                    --               (98)            --         (3,718)
     Other (expense) income                                  (317)               10             16              3
     (Provision for) benefit from income
      taxes                                                   (33)              (13)            --            668
                                                          -------           -------        -------        -------
            Net Loss                                      $(2,051)          $(2,368)       $(1,767)       $(4,426)
                                                          =======           =======        =======        =======
            Basic and Diluted Net Loss
             Per Share                                     $(1.44)           $(1.44)        $(0.90)        $(2.10)
                                                           ======            ======         ======         ======

                                            DIRECT INSITE CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 22 - Quarterly Financial Data (Unaudited) continued
          ------------------------

     The unaudited interim financial information reflects all adjustments, which in the opinion of management, are necessary to a fair statement of the results of the interim periods presented, all adjustments are of normal recurring nature.