Form 10-K/A
period 2002-12-31
DIRECT INSITE CORP
filed 2003-04-30
CIK 879703

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

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers

     As of April 1, 2003, the names, ages and positions of the directors and executive officers of the Company are as follows:


Name                   Age             Position                       Committee Member
----                   ---             --------                       ----------------
James A Cannavino      58      Chairman of the Board of Directors
                               Chief Executive Officer
Charles Feld           61      Member of the Board of Directors       Audit, Compensation
Dennis Murray          57      Member of the Board of Directors       Audit, Compensation
Carla Stovall          46      Member of the Board of Directors       Audit, Compensation
Peter Yunich           56      Member of the Board of Directors
Robert Carberry        60      President
Warrren Wright (1)     42      Chief Executive Officer through
                               December 2002
Anthony Coppola (2)    47      President through December 2002
George Aronson         54      Chief Financial Officer, Secretary

-------

(1) Mr. Wright served as our Chief Executive Officer until December, 2002 at which time Mr. Cannavino was appointed Chief Executive Officer. Mr. Wright is presently serving as our Vice President, Marketing.

(2)  Mr. Coppola  served as our President  until December 2002 at which time Mr.
     Robert Carberry became our President. Mr. Coppola is presently serving as our Vice President, Program Management.

     James A. Cannavino (58 years of age) has been our Chairman of the Board and a director since March 2000 and Chief Executive Officer since December 2002. Mr. Cannavino was the Chairman of Voyant Corporation from February 2000 to November 2002. From July 1998 to January 2000, he was elected non-executive Chairman of Softworks, Inc. (a wholly owned subsidiary of Computer Concepts), which went public and was later sold to EMC. Mr. Cannavino was also the Chief Executive Officer and Chairman of the Board of Directors of CyberSafe, Inc., a corporation specializing in network security from April 1998 to July 2001. In August, 1995, he was hired as President and Chief Operating Officer of Perot Systems
Corporation. In 1996 was elected to serve as Chief Executive Officer through July 1997. During his tenure at Perot, he was responsible for all the day-to-day global operations of the company, as well as for strategy and organization. Prior to that he served as a Senior Vice President at IBM, responsible for strategy and development. Mr. Cannavino's worked at IBM for over thirty years. Mr. Cannavino led IBM's restructuring of its $7 billion PC business to form the IBM PC Company. He also served on the IBM Corporate Executive Committee and Worldwide Management Council, and on the board of IBM's integrated services and solutions company. He also was a board member for three IBM joint-venture companies, including Prodigy Services, Inc.; Digital Domain, Inc.; and NewLeaf Entertainment. Mr. Cannavino presently serves on the boards of the National Center for Missing and Exploited Children, the International Center for Missing and Exploited Children, Verio, and is Chairman of Artimas International. He recently was Chairman of the Board of Marist College in Poughkeepsie, New York and continues to serve on the board.

     Charles Feld (61) founded the Feld Group in 1992 to offer Fortune 5000 and emerging companies the technology leadership they need to transform themselves into category leaders. As CEO and President of the Dallas-based firm, Mr. Feld's organization consists of 35 CIO's, CTO's and CDO's that work with major corporations. His personal earlier Feld Group engagements include working transformational change as CIO at Delta Air Lines by building the framework to place the airline at the forefront of companies that understand and embrace information technology. The Delta Technology team received the Smithsonian Award for Technology Excellence in 1999. As CIO of Burlington Northern, Mr. Feld spearheaded the merger of the railroad's technologic systems and organization with those of the Santa Fe Railroad; and finally he led the IT transformation at First Data Resources. Before launching The Feld Group in 1992, he was CIO at Frito-Lay, Inc., where he played a pivotal role in streamlining the data network and developing the hand-held computer network for Frito-Lay's sales force. His team at Frito-Lay won the Smithsonian Award for Technology Excellence in 1988 and the Carnegie-Mellon Award for Innovation. Mr. Feld has been a member of the board of directors since March 2000.

     Dr. Dennis J. Murray (57) has been President of Marist College since 1979. Early in his tenure, he identified the importance of technology in higher education and made it one of the central themes of his administration. He developed an innovative joint study with the IBM Corporation, which resulted in Marist becoming one of the nations most technologically advanced liberal arts colleges. Marist was one of the first colleges or universities in the country to have a fully networked campus, and currently operates on an IBM e-server Z series 900 processor with a Z/OS operating system. Dr. Murray has been a strong supporter of the Linux operating system and recently initiated a Linux Research and Development Center at Marist. Dr. Murray serves on the boards of the Franklin and Eleanor Roosevelt Institute, McCann Foundation, and the New York State Greenway Conservancy, which oversees the Hudson River Valley, National Heritage Area. He is also the author of two books on nonprofit management, editor of three books on government and public affairs, and co-author of a guide to corporate-sponsored university research in biotechnology. Mr. Murray has been a member of the board of directors since March 2000.

     Carla J. Stovall (46) was the Attorney General for the State of Kansas from 1994 through January 2003. Attorney General Stovall also served as President of the National Association of Attorneys General. She is also a member of the board of directors of the American Legacy Foundation, the national Center for Missing and Exploited Children, the National Crime Prevention Council and the Council of State Governments. In addition, she is a member of the Board of Governors of the University of Kansas School of Law and a member of the Kansas Children's Cabinet. Attorney General Stovall recently was honored with the Distinguished Service to Kansas' Children Award. Ms. Stovall has been a member of the board of directors since April 2000.

     Peter B. Yunich (56) was appointed to the board in September 2002. Mr. Yunich currently serves as Managing Partner of Metropolitan Venture Partners, a private equity investor affiliated with the Man Group, the world's largest hedge fund and a FTSE 100 component. Prior to joining Metropolitan, Mr. Yunich founded and served as the CEO of Globalgate.com, Inc., a technology company that developed and delivered innovative e-commerce solutions. Beginning in 1999, Globalgate acquired a majority interest in four companies as well as funded two others including Yellowpages.com, the premiere on-line business directory, ThinkAgent Technologies and Annuncio, Inc. Before Globalgate, Mr. Yunich served in senior management positions in diverse information technology, media and marketing companies. Mr. Yunich was Senior Vice President and Chief Information Officer of Simon & Schuster, Inc. prior to assuming the position of President of Simon & Schuster Interactive, the electronic publishing arm of the than $4.3 billion publishing division of Viacom International. During his career, Mr. Yunich has also served as President and CEO of Global Transaction Services Company, a joint venture between AT&T and the Telerate division of Dow Jones & Company, prior to which he was an Executive Director of AT&T Corporation. On behalf of AT&T, Mr. Yunich led the team responsible for identifying and negotiating strategic business relationships, acquisitions and mergers. Prior to AT&T, Mr. Yunich served in senior executive positions specializing in marketing and new business development with such noted companies as Bristol-Meyers/Squibb, Doubleday & Co. and the Charter Company. Mr. Yunich earned an MBA Degree from the Harvard University Graduate School of Business in 1970, and a Bachelor of Arts in Classical Languages from Brown University. In addition to Direct Insite, Mr. Yunich serves on the board of System Detection, Inc.

     Robert Carberry was appointed President in December 2002. Mr. Carberry served as our consultant since March, 2000 focusing on business development, worldwide deployment and functional enhancement of our product lines. Prior to Direct Insite, Mr. Carberry was an Executive Vice-President of Research &Development and Business Development, CyberSafe Corporation where he was responsible for defining corporate strategy, and for business development/corporate development and R&D functions. Prior to Cybersafe, Mr. Carberry was Vice-President - Technology for Viacom/Blockbuster; and the responsible executive for Blockbuster/Viacom Holdings - a Blockbuster Venture Capital group where he managed of all Blockbuster advanced technology/business development activities including: NewLeaf - an IBM/ Blockbuster joint venture for development and deployment of interactive media distribution, Fairway, an IBM/Blockbuster joint venture for marketing interactive on demand media to commercial and residential customers. He was also the executive responsible for a portfolio of Blockbuster corporate technology investments in various new media companies. Prior to Viacom, Mr. Carberry served in several capacities over a twenty year career at IBM where most recently he served as President, IBM Technology Venture Fund - where he was responsible for IBM starting or acquiring 24 companies in the new media application and broadband distribution fields. Prior to that, he held several senior executive positions including Vice-President - Business Operations for the IBM Personal Computer Group where he was responsible for all business strategy, development, and distribution operations/agreements, Vice- President Development for IBM Personal Computer Group - where he was responsible for product line development including the IBM PC, AT, and PS-2 product groups. Prior to that, Mr. Carberry was Director of Engineering and Scientific Computing - IBM Large Systems, a division where he was responsible for the IBM Kingston Laboratory and the definition and implementation of the entry of IBM into the super computer product area. As Director of Large Systems for IBM Data Systems Division, he led the development of all IBM large systems products: 3033, 3090 and successor product lines that contributed more than $25B in IBM revenues.

     Warren Wright was CEO from December 2000 through December 2002, when he became our Vice President Marketing. Prior to becoming CEO, he served as a sales and marketing consultant to our company since July, 1999. Prior to his joining our company, Mr. Wright was a marketing consultant based in New York for four years, providing consulting services to several e-commerce and technology companies. Prior to consulting, Mr. Wright was Senior Vice President - Sales and Marketing for King Products, a Canadian based manufacturer of advanced multi-media telecommunication products and software. Mr. Wright was responsible for strategic alliances and the expansion of distribution internationally. Prior to his tenure at King Products, Mr. Wright developed and sold a direct media advertising publication and also served as Marketing Manager for Westcan Electrical Manufacturing (a division of Siemens AG). Mr. Wright holds a degree in Economics from the University of Western Ontario and completed graduate work at Ohio University.

     Anthony Coppola was President from March 2000 through December 2002, when he became our Vice President, Program Management. From January, 1999 until his appointment as President, Mr. Coppola was Executive Vice President in charge of development, marketing and sales of our d.b.Express based telecommunications Electronic Bill Presentment Payment Analysis and Reporting software. Beginning in 1994, Mr. Coppola worked with us in various capacities related to sales and marketing management. His responsibilities included the management and direction of the design and programming for the telecommunications applications, as well as direct involvement with the sales and marketing of our applications and services to IBM and our other primary customers. Prior to joining us, Mr. Coppola was President of America Multimedia Corp., a firm active in consulting and the development and marketing of industry specific training software.

     George Aronson, CPA, has been the Chief Financial Officer of our company since August 1995. From March 1989, to August 1995, he was the Chief Financial Officer of Hayim & Co., an importer/distribution organization. Mr. Aronson graduated from Long Island University with a major in accounting in 1972 receiving a Bachelor of Science degree and is a Certified Public Accountant.

Executive Compensation

     The following table sets forth the annual and long-term compensation with respect to the Chief Executive Officer and each of the other executive officers of the Company who earned more than $100,000 for services rendered for the years ended December 31, 2002, 2001 and 2000.

                                                  Annual Compensation              Long-Term Compensation
                                                                                                Securities
     Name and                  Fiscal                            Other Annual     Restricted    Underlying
Principal Position             Year      Salary     Bonus       Compensation     Stock Awards  Options/Warrants
------------------             ----      ------     -----       ------------     ------------  ----------------

James A. Cannavino (1)        2002      $ --       $ --          $ --            $210,000         314,000
Chief Executive Officer       2001        --         --            --               --             --
                              2000        --         --            --               --             --

Warren Wright (2)(7)          2002      $154,000   $ --          $33,000         $  --            170,000
Chief Executive Officer/      2001       184,000     --            3,000           25,000          25,000
Vice President- Marketing     2000        90,000     --            --               --              --

Robert Carberry (3)(6)        2002      $ 78,000   $ --          $72,000         $139,000          57,500
President                     2001        --         --            --             114,000           --
                              2000

Anthony Coppola (5)(7)        2002      $166,000   $50,000       $ --            $ --             137,500
President/Vice President-     2001       181,000    37,000         --              50,000          15,000
Program Management            2000       154,000    95,000         --              --               7,600

George Aronson(4)             2002      $165,000   $ --          $ --            $ --             110,000
Chief Financial Officer       2001       166,000     --            --              --              15,000
                              2000       175,000     --            --             500,000           6,667

Arnold Leap(7)                2002      $161,000   $20,000       $--             $ --             113,500
Chief Technology Officer      2001       169,000    --            --               17,000          15,000
                              2000       126,000    31,000        --               --               9,667


Footnotes
---------

(1)  Mr. Cannavino was appointed CEO in December 2002.
(2) Mr. Wright was appointed CEO November 2000, and served until December 2002 when he became Vice President-Marketing.
(3)  Mr. Carberry was appointed President in December 2002.
(4)  In February  2000, Mr.  Aronson  received  25,000 shares of common stock of
     NetWolves Corporation that was valued at $20 per share at the time of grant. See "Certain Relationships and Related Transactions" below.
(5)  Mr. Coppola was appointed President in March 2000 and served until December
     2002 when he became Vice President-Program Management.
(6) During 2002, Mr. Carberry received 111,665 shares valued at $139,000 in lieu of cash for services rendered.
(7) We granted stock bonus' in 2001 to Messrs. Wright, Coppola and Leap in the amounts of $25,000, $50,000 and $17,000, respectively. Mr. Coppola also received a $37,000 cash bonus in 2001.


Option/SAR Grants in Last Fiscal Year

     During 2002 the following options grants were made to the named executive officers:

                        % of Total      % of Total
                        Options         Shares
                        Number of       Granted to                                  Hypothetical
                        Options         Employees        Exercise     Expiration    Grant Date
Name                    Granted         in Fiscal Year   Price        Date          Value (1)
----                    ----------      --------------   ---------    ----------    -------------
James Cannavino           240,000           12.7%        $ 1.05        01/31/07      $152,000
                           74,000            3.9%          2.05        07/31/07        92,000
Warren Wright              85,000            4.5%          1.05        01/31/07        54,000
                           85,000            4.5%          2.05        07/31/07       105,000
Robert Carberry            57,500            3.0%          2.05        07/31/07        71,000
Anthony Coppola            92,500            4.9%          1.05        01/31/07        59,000
                           45,000            2.4%          2.05        07/31/07        56,000
George Aronson             62,500            3.3%          1.05        01/31/07        40,000
                           47,500            2.5%          2.05        07/31/07        59,000
Arnold Leap                62,500            3.3%          1.05        01/31/07        40,000
                           51,000            2.7%          2.05        07/31/07        63,000

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

     The following table set forth certain information with respect to stock option exercises by the named executive officers during the fiscal year ended December 31, 2002, and the value of unexercised options held by them at fiscal year-end.


                                                        Number of Unexercised      Value of Unexercised
                                                          Options at Fiscal        In-the-Money Options
                                                               Year End            At Fiscal Year End(1)
                Shares Acquired      Value
  Name          on Exercise (#)      Realized ($)     Exercisable Unexercisable  Exercisable Unexercisable
  ----          ---------------      ------------     ----------- -------------  ----------- -------------

James Cannavino      --                  --             190,333      194,000       $215,000     $207,000
Warren Wright        --                  --              81,667      113,333        104,000       79,000
Robert Carberry      --                  --                  --       57,500             --       26,000
Anthony Coppola      --                  --              84,267       75,833         102,000      65,000
George Aronson       --                  --              63,334       68,333          73,000      52,000
Arnold Leap          --                  --              65,667       71,833          73,000      53,000

Footnotes

(1)  Market Value of the Company's Common stock on December 31, 2002, was $2.50.


Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of April 07, 2003, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

                               Common Stock          Rights to Acquire                 Total Beneficially
                               Beneficially        Beneficial Ownership Through          Owned as % of
Name of Beneficial Owner       Owned           exercise of Options Within 60 Days    Outstanding Shares (2)
------------------------       -------------   ----------------------------------    ----------------------

Metropolitan Venture
  Partners II,  L.P                --                    1,168,230 (3)                        22.8%
James A. Cannavino              436,673                    380,333                            18.9%
Charles Feld                    126,159                     16,667                             3.6%
Dr. Dennis J. Murray             78,687                     16,667                             2.4%
Carla Stovall                    26,694                     16,667                             1.1%
Peter B. Yunich               1,169,230 (4)                     --                               *
Warren Wright                    61,191                     81,667                             3.5%
Anthony Coppola                  46,113                     84,267                             3.2%
George Aronson                   16,200                     63,334                             2.0%
Robert Carberry                 205,579                         --                             5.2%
All Officers and Directors
  as a Group (9 persons)      1,000,634                    659,602                            36.0%
--------
* Less than 1%

Footnotes

(1) The address of the holder is 80 Orville Drive, Suite 200, Bohemia, New York 11716, unless otherwise indicated.
(2) Based upon 3,945,821 outstanding as of April 15, 2003, plus outstanding options exercisable or Series A Stock convertible within 60 days owned by above named parties.
(3) Represents the number of shares of common stock into which the Series A Stock owned by Metropolitan is convertible.
(4) Includes 1,168,230 shares of common stock that are issuable upon conversion of the Series A Stock owned by Metropolitan. Mr. Peter Yunich, one of our directors and the Managing Partner of Metropolitan, disclaims beneficial ownership of the shares owned by Metropolitan, except to the extent of his pecuniary interest therein.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 2001, we made an equity investment of $500,000 in Voyant Corp ("Voyant"). The investment was reflected on our balance sheet as a non-marketable security. Additionally, in November 2001, we acquired 15,680,167 shares of Voyant in exchange for 60,000 shares of NetWolves Corporation's common stock fair valued at $156,000. During 2002, we invested an additional $674,000 for which we received 67,400,000 shares of Voyant common stock. We also began providing administrative services to Voyant, for which we received 12,300,000 shares of Voyant common stock. At December 31, 2002, we determined that the estimated fair value of our investment was nominal, and accordingly eliminated the entire carrying value. Our Chairman was also the Co-Chairman of Voyant until November 2002 at which time he resigned his position as their Co-Chairman. Our Chairman beneficially owns approximately 19% of Voyant's outstanding common stock and holds $1,750,000 of approximately $2,800,000 of Voyant's notes which are convertible into Voyant's common stock at the rate of $.25 per share.

     In January 2002, we sold 344,524 shares of our common stock at market in a private placement for $1.05 per share or an aggregate of $361,750. The participation of our executive officers and directors was as follows:


         Name                           Shares
         ----                           ------
        Charles Feld                    100,000
        Dr. Dennis J. Murray             50,000
        Warren Wright                     9,524
        Anthony Coppola                   1,905
        George Aronson                    3,333


     In January 2002, our Chairman loaned us $250,000. The term of the loan is three years and bears interest at 5% payable quarterly.

     In April 2002, as part of a private placement of our common stock, 51,000 shares were purchased for $1.25 per share (the market price on the date of purchase) aggregating 63,750. The participation of the our executive officers were as follows:

        Name                            Shares
        ----                            ------
        Warren Wright                  35,000
        Anthony Coppola                10,000
        George Aronson                  6,000

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

10.8 2003 Stock Option /Stock Issuance Plan.(2)

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

10.19Services  Agreement  between  the  Company  and  James A.  Cannavino  dated
     January 25, 2003.(2)

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

10.22Promissory  Note between the Company and Tall Oaks Group LLC dated  January
     13, 2003.(2)

10.23Amendment and Notice dated January 13, 2003 by and among the Company, Metropolitan Venture Partners II, L.P. and Tall Oaks Group L.L.C.(2)

23   Consent of Markum & Kliegman, LLP.(2)

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.(2)


----------
(1)Filed with Form S-1, Registration Statement of the Company Reg. No 3-47322 and are incorporated herein by reference.
(2)Incorporated by reference to the same numbered exhibits to the Company's Annual Report on Form 10-K filed April 15, 2003

14. (b).  -   REPORTS ON FORM 8-K
---------------------------------

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2003.


                               DIRECT INSITE CORP.

                               By: /s/ James A. Cannavino
                                   ------------------------------------------
                                   James A. Cannavino, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 30, 2003 the following persons in the capacities indicated:


/s/ James A. Cannavino                 Chairman of the Board
----------------------                 Chief Executive Officer
James A. Cannavino

/s/ George Aronson                     Chief Financial Officer
---------------------
George Aronson

/s/ Charles Feld                       Director
---------------------
Charles Feld

                                       Director
--------------------
Dennis J. Murray

                                       Director
--------------------
Carla J. Stovall

/s/ Peter B. Yunich                    Director
--------------------
Peter B. Yunich

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