Form 10QSB
period 2003-03-31
DIRECT INSITE CORP
filed 2003-05-20
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB
                                   (Mark One)


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2003

                                       OR

        [ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to ______

                         Commission File No. 0-20660


                              DIRECT INSITE CORP.
        (Exact name of Small Business Issuer as specified in its Charter)


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

             Yes   [X]               No [ ]


The number of shares of $.0001 par value stock outstanding as of May 15, 2003 was: 3,957,013.

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                      DIRECT INSTE CORP. AND SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1
    Condensed Consolidated Balance Sheets as of March 31, 2003 and
    December 31, 2002                                                         3

    Condensed Consolidated Statements of Operations and Comprehensive
    Loss For the Three Months Ended March 31, 2003 and 2002                   4

    Condensed Consolidated Statements of Cash Flows
    For the Three Months Ended March 31, 2003 and 2002                        5

    Notes to Condensed Consolidated Financial Statements                 6 - 11

Item 2

    Management's Discussion and Analysis or Plan of Operations          12 - 14

Item 3

    Controls and Procedures                                                  14

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                15

    Item 2. Changes in Securities                                            15

    Item 3. Defaults Upon Senior Securities                                  15

    Item 4.  Submission of Matters to a Vote of Security Holders             15

    Item 5. Other Information                                                15

    Item 6. Exhibits and Reports on Form 8-K                                 15

    Signatures                                                               16


CERTIFICATIONS                                                          17 - 20

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                    March 31,        December 31,
                                                                      2003               2002
                                                                    ---------       -------------
                                                                   (Unaudited)         (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                         $    121           $    700
  Accounts receivable, net of allowance for doubtful accounts of
   $57 and $42 in 2003 and 2002, respectively                          1,859              1,350
  Stock subscription receivable                                            -                500
  Prepaid expenses and other current assets                              263                239
                                                                    --------           --------
Total current assets                                                   2,243              2,789

Software costs, net                                                      411                444
Property and equipment, net                                            1,118              1,166
Other assets                                                             468                492
                                                                    --------           --------
                                                                    $  4,240           $  4,891
                                                                    ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                             $  1,753           $  1,669
  Due to bank                                                            521                690
  Deferred revenue                                                       249                252
  Current portion of long-term debt                                      381                396
                                                                    --------           --------
    Total current liabilities                                          2,904              3,007

Long term debt, net of current portion                                 1,027                556
Dividends payable                                                        119                 56
Restructuring costs payable, long-term                                    60                 60
                                                                    --------           --------
Total liabilities                                                      4,110              3,679
                                                                    --------           --------

Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
   116,823 issued and outstanding, liquidation preference of
   $2,500,000                                                              -                  -
  Common stock, $0.0001 par value; 150,000,000 shares authorized;
   3,985,748 and 3,966,055 shares issued in 2003 and 2002,
   respectively; and 3,945,821 and 3,926,128 shares outstanding
   in 2003 and 2002, respectively                                          -                  -
  Additional paid-in capital                                         108,746            108,708
  Accumulated deficit                                               (108,214)          (107,081)
  Subscriptions receivable                                               (49)               (62)
  Accumulated other comprehensive loss                                   (25)               (25)
                                                                    --------           --------
                                                                         458              1,540
  Common stock in treasury, at cost  - 24,371 shares                    (328)              (328)
                                                                    --------           --------
Total shareholders' equity                                               130              1,212
                                                                    --------           --------
                                                                    $  4,240           $  4,891
                                                                    ========           ========

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                     (in thousands, except per share data)


                                                                 Three Months Ended
                                                                      March 31,
                                                                 2003           2002
                                                                 ----           ----
Revenue                                                       $  2,199       $  1,514
Costs and expenses
  Operations, research and development                           1,238          1,058
  Sales and marketing                                              831            535
  General and administrative                                       877            945
  Amortization and depreciation                                    249            254
                                                              --------       --------
                                                                 3,195          2,792
                                                              --------       --------
Operating loss                                                    (996)        (1,278)

Other expenses
  Loss on sales of NetWolves common stock                            -           (250)
  Equity in loss of Voyant                                           -            (63)
  Interest expense, net                                            (74)           (37)
                                                              --------       --------
Net loss                                                        (1,070)        (1,628)
Preferred stock dividends                                          (63)             -
                                                              --------       --------
Net loss attributable to common shareholders                  $ (1,133)      $ (1,628)
                                                              ========       ========
Other comprehensive loss
  Reclassification adjustment and unrealized
  loss on marketable securities                                      -           (303)
                                                              --------       --------

Comprehensive loss                                            $ (1,070)      $ (1,931)
                                                              ========       ========

Basic and diluted net loss attributable to common
   shareholders per share                                     $  (0.29)      $  (0.53)
                                                              ========       ========

Basic and diluted weighted average common shares outstanding     3,935          3,069
                                                              ========       ========


           See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              For the three months ended
                                                                      March 31,
                                                              --------------------------
                                                                   2003         2002
                                                              --------------------------
                                                                    (In thousands)
Cash flows from operating activities
 Net loss                                                      $  (1,070)    $  (1,628)
 Adjustments to reconcile net loss to net cash used
 in operating activities
   Depreciation and amortization

    Property and equipment                                           198           224
    Software costs                                                    33            30
    Other                                                             18             -

   Provision for doubtful accounts                                    18            32
   Loss on sales of NetWolves common stock                             -           250
   Equity in loss of Voyant                                            -            63
   Common stock and options issued for services                       33           186
 Changes in operating assets and liabilities
   Accounts receivable                                              (527)         (602)
   Prepaid expenses and other current assets                         (41)           81
   Other assets                                                       23           (72)
   Accounts payable and accrued expenses                              98          (278)
   Deferred revenue                                                   (3)            -
                                                                ---------     ---------
        Net cash used in operating activities                     (1,220)       (1,714)
                                                                ---------     ---------
Cash flows from investing activities
   Proceeds from the sale of NetWolves common stock                    -           236
   Capital expenditures                                             (112)         (131)
                                                                ---------     ---------
        Net cash (used in) provided by investing activities         (112)          105
                                                                ---------     ---------
Cash flows from financing activities
   Repayments of Bank advances, net                                 (169)            -
   Proceeds from the sale of preferred stock                         500             -
   Proceeds from common stock and subscription receivable             13           334
   Costs related to the sale of preferred stock                       (8)            -
   Proceeds from long term debt, net of fees                         496           217
   Repayments of long-term debt                                      (79)          (37)
                                                                ---------     ---------
Net cash provided by financing activities                            753           514
                                                                ---------     ---------
Net decrease in cash and cash equivalents                           (579)       (1,095)

Cash and cash equivalents, beginning of period                       700         1,359
                                                                ---------     ---------
Cash and cash equivalents, end of period                        $    121      $    264
                                                                =========     =========

            See notes to condensed consolidated financial statements

                         DIRECT INSITE AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



1.   Interim Financial Information

     The condensed consolidated balance sheet as of March 31, 2003, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the three-month period ended March 31, 2003, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002. The accounting policies used in preparing the condensed consolidated financial statements are consistent with those described in the December 31, 2002 consolidated financial statements.


2.   The Company

     Direct Insite Corp. and subsidiaries (the "Company") primarily operates as an application service provider ("ASP") and markets an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation and payment ("EBP&P") as well as visual data analysis and reporting tools delivered via the Internet for our customers. The Company's core technology is d.b.Express(TM), the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In 2001 the Company acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which markets its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. Further, as an added source of revenue, the Company began in 2001 to provide custom engineering services to its customers.

     This newly assembled suite of services enables the Company to provide a comprehensive Internet delivered service from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. This comprehensive service offering provides back office operations, cuts costs and provides for improved customer service by providing the end customer with easy access to all of the detailed information about their bill. The Company operates fully redundant data centers located at its main office in Bohemia, N.Y. and in Newark, NJ. The facility in New Jersey is leased at an International Business Machines ("IBM"), e-business Hosting Center.

     Management's liquidity plans are discussed in Note 8. As described in Note 7, the Company has one major customer that accounted for more than 87% of the Company's revenue for the three months ended March 31, 2003. Loss of this customer would have a material adverse effect on the Company.

     New Accounting Pronouncements
     -----------------------------
     Statement of Financial Accounting Standards ("SFAS") No.146, "Accounting for Costs Associated with Exit or Disposal Activities", provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No.146 did not have a material effect on the Company's consolidated financial statements.

                         DIRECT INSITE AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

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

     Stock Options and Similar Equity Instruments
     --------------------------------------------

     As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock- based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):


                                                         Three Months Ended
                                                              March 31,
                                                          2003         2002
                                                        --------------------
Net loss attributable to common shareholders
 As reported                                            $(1,133)     $(1,628)
 Less:  Stock-based employee compensation
  expense determined under fair value-based
  method for all awards                                    (321)        (404)
                                                        --------     --------
 Pro forma                                              $(1,454)     $(2,032)
                                                        ========     ========

Basic and diluted net loss per share
 As reported                                             $(0.29)      $(0.53)
                                                        ========     ========
 Pro forma                                               $(0.37)      $(0.66)
                                                        ========     ========

     The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 70.9% in 2003 and 67.7% in 2002, (2) risk-free interest rates of 4.25% in 2003 and 4.80% in 2002 and (3) expected lives of 1.9 years to 4.5 years in 2003 and 5.0 years in 2002.

                         DIRECT INSITE AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



3.   Accounts Receivable and Due To Bank

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

     At March 31, 2003, the Company had assigned approximately $642,000 of accounts receivable to the Bank and received advances of $521,000 from the Bank.

4.   Long Term Debt

     Long-term debt consists of the following (in thousands):

                                                        March 31,      December 31,
                                                          2003             2002
                                                        ---------------------------
Lines of credit (a)                                     $   124         $   133
Capitalized lease obligations (b)                           308             319
Term Loan  - Chief Executive Officer (c)                    250             250
Installment Note - Markus & Associates (d)                  226             250
Term Loan - Tall Oaks (e)                                   500              -0-
                                                        -------         -------
                                                          1,408             952
Less current portion                                       (381)           (396)
                                                        -------         -------
Long-term debt, net of current portion                   $1,027           $ 556
                                                        =======         =======


(a) The Company has three lines of credit with various expiration dates. One line has no expiration date and bears an interest rate of prime rate (4.25% at March 31, 2003) plus 1%, is collateralized by substantially all the assets of Platinum, is personally guaranteed by one of the former officers of Platinum and has an unused balance of approximately $23,000 at March 31, 2003. The second line expires in May 2003, bears an interest rate of 10% and has no available balance. The third line contains no expiration date, bears an interest rate of 16.25% and has no available balance.

(b) The Company has equipment under capital lease obligations expiring at various times through 2006. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment.

(c) In January 2002, the Company's Chairman and current Chief Executive Officer loaned the Company $250,000. The loan has a term of three years and bears interest at 5%, payable quarterly in arrears.

(d) In December 2002, the Company executed a $250,000 note payable to Markus & Associates (an affiliate of S.J. & Associates, Inc.). This note is payable in 28 equal monthly installments of principal plus interest at 9-1/2%.

                         DIRECT INSITE AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



(e) In January 2003, Tall Oaks Group, LLC ("Tall Oaks") provided the Company with an unsecured $500,000 loan. The loan matures March 31, 2005, bears interest at 9 1/2%, with the entire unpaid principal amount and all accrued interest payable on the maturity date.

5.   Shareholders' equity

     Preferred Stock
     ---------------

     In September 2002, the Company sold 93,458 shares of its Series A Convertible Preferred Stock, ("Preferred Stock") in consideration for $2,000,000 less fees and expenses of $178,000, to Metropolitan Venture Partners II, L.P. ("Metropolitan"), a private equity investment firm. In December 2002, the Company sold 23,365 shares of its Preferred Stock in consideration for $500,000 less fees and expenses of $61,000, to Metropolitan. The proceeds from this transaction were received January 3, 2003, and, as of December 31, 2002, the principal sum was reflected as stock subscription receivable. The holders of Preferred Stock ("the holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on September 25, 2004 and September 25, 2005. Dividends are payable, at the option of the holders, in cash or in the Company's common stock. The holders have certain demand and piggyback registration rights, have preference in the event of liquidation, and are entitled to ten votes for each share of Preferred Stock on all matters as to which holders of common stock are entitled to vote. As of March 31, 2003, $119,000 in dividends are payable to the holders.

     The managing partner of Metropolitan was appointed as a member of the Company's Board of Directors in September 2002.

     Earnings Per share
     ------------------
     The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted EPS amounts since the effect of their inclusion would be anti-dilutive.

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

     Options to purchase common stock                              2,529
     Redeemable convertible preferred stock                        1,168
                                                                   -----
           Total potential common shares as of March 31, 2003      3,697
                                                                   =====
     Issuances after March 31, 2003 through May 15, 2003
        Common stock issued                                            8
        Options to purchase common stock granted                     180
                                                                   -----
                                                                     188
                                                                   =====

                         DIRECT INSITE AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



     Common Stock and Options Issuances
     ----------------------------------
     During the quarter ended March 31, 2003, the Company issued 19,693 shares of its common stock and options to purchase 272,500 shares of its common stock as detailed below:

     -- Issued 9,693 shares of its common stock as payment of certain consulting expenses, valued at $20,000.

     -- In December 2002, the Company's Chairman became the Company's Chief Executive Officer. In January 2003, the Company entered into an employment agreement with its Chief Executive Officer, which expires in January 2005. As part of the compensation, the Chief Executive Officer will receive 60,000 shares of the Company's common stock which vest ratably over the first twelve months of the agreement. Accordingly, during the quarter ended March 31, 2003, the Company issued 10,000 shares of its common stock valued at $18,000. Additionally, as part of his compensation he was granted 240,000 options to purchase common stock of the Company at $2.02 per share, which was above the market price on the date of issuance. 50% of the options vested upon execution of the agreement; the balance will vest ratably during the term of the agreement.

     -- The Company granted 30,000 options to purchase shares of its common stock to certain members of its Board of Directors for services rendered in their capacity as Board members. The options vest on December 31, 2003 and have an exercise price of $2.00 per share.

     -- The Company granted 2,500 options to purchase shares of its common stock to an employee of the Company. The options, having an exercise price of $1.85, vest in one-third increments on February 28, 2003, June 30, 2003 and June 30, 2004.

6.   Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications.

7.   Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide three separate products: ASP services, custom engineering services and AMS services.

                                        Three Months Ended March 31,
                                           2003            2002
                                        ----------------------------
          ASP fees                       $ 1,126         $   822
          Custom engineering fees            810             578
          AMS fees                           263             114
                                         -------         -------
                Total Revenue            $ 2,199         $ 1,514
                                         =======         =======

     Major customer
     --------------

     For the three months ended March 31, 2003 and 2002, the Company had one major customer that accounted for 87.1% and 90.9% of the Company's total revenue, respectively. Accounts receivable from this customer amounted to $1,703,000 at March 31, 2003.

                         DIRECT INSITE AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



8.   Management's Liquidity Plans

     The Company's management has and will continue to take numerous steps that it believes will create positive operating cash flow for the Company. Key measures are as follows:

     --   Continue to expand the Company's products and services;

     -- Materially improve its sales efforts through expanding its marketing staff;

     -- Continue to expand customer engineering fees. The Company generated in excess of $2,500,000 in custom engineering fees in 2002 and in excess of $800,000 for the first three months of 2003, and believes that this revenue should continue throughout 2003;

     -- Increase revenue as a result of the agreement entered into in 2002 between the Company and IBM, which allows IBM the ability to electronically attach supporting documentation to an electronic invoice, all submitted via the Internet to their customers;

     -- Capitalize on the growing trend for outsource services within the communications sector. The acquisition of Platinum broadened the Company's product offerings in this market sector. The Company believes the increase in revenue during 2002 and for the first three months of 2003 generated from Platinum should continue throughout 2003;

     --   A  reduction  of  the  Company's   overhead  costs,   including  staff
          reductions, as deemed necessary.

     -- In January 2003, the Company raised an additional $500,000 through the issuance of long- term debt to Tall Oaks Group, LLC (Note 4e).

     -- We have obtained a firm commitment from Metropolitan to purchase $250,000 of our preferred stock, with terms similar to their previous transactions.

     -- Further, the Company has firm commitments totaling $750,000 ($500,000 from Tall Oaks and $250,000 from its chairman) to guarantee a line of credit expected to be obtained from a major bank. Additionally, the senior executives have pledged an aggregate of $250,000 in the event we require capital in excess of the $1,000,000 described above. These commitments and pledges extend through at least March 31, 2004.

     Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand as well as obtaining additional debt and/or equity financing should provide adequate funding through at least March 31, 2004. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

9.   Subsequent Event

     On April 16, 2003, the Company received notification from Nasdaq that it did not comply with Marketplace Rule 4310(c)(2)(B), to the extent that the Company did not have a minimum of $2,500,000 in shareholders' equity. On May 1, 2003 the Company submitted a plan which specifically outlined how it believed it would achieve and sustain compliance with this requirement. In the event Nasdaq reviews the plan submitted and determines that the Company's plan does not adequately address the issues, the Company will be notified that its securities will be delisted. Should the Company receive an unfavorable decision from Nasdaq, it may elect to appeal the decision to a Nasdaq Listing Qualification Panel (the "Panel"). The Panel's denial of the Company's request will result in the Company's common stock being delisted from the Nasdaq SmallCap Market.

                         DIRECT INSITE AND SUBSIDIARIES



Item 2 - Managements Discussion and Analysis or Plan of Operations

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

     Overview

     We primarily operate as an application service provider ("ASP") and, market an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation and payment ("EBP&P") as well as visual data analysis and reporting tools delivered via the Internet for our customers. Our core technology is d.b.Express(TM), the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In 2001 we acquired, Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which markets its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. We completed a merger with Platinum under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, our newly formed wholly owned subsidiary acquired all of the outstanding common stock of Platinum. Further, as an added source of revenue, we began in 2001 to provide custom engineering services for our customers. This newly assembled suite of services enables us to provide a comprehensive Internet delivered service from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. This comprehensive service offering provides back office operations, cuts costs and provides for improved customer service by providing the end customer with easy access to all of the detailed information about their bill. We operate fully redundant data centers located at our main office in Bohemia, N.Y. and in Newark, NJ. Our facility in New Jersey is leased at an IBM,e-business Hosting Center. This co-location / redundancy feature enables us to offer virtually down time free service.

     Results of operations

     For the three months ended March 31, 2003, total revenue increased $685,000, or 45%, from $1,514,000 for the three months ended March 31, 2002 to $2,199,000 for the three months ended March 31, 2003. When compared to 2002, the current year reflected the following growth in its three product offerings: ASP fees increased 37% to $1,126,000 in 2003 from $821,000 in 2002; engineering fees increased by 40% to $810,000 in 2003 from $578,000 in 2002; and AMS fees increased 131% to $263,000 in 2003 from $114,000 in 2002. Significant factors contributing to the overall growth include expansion of our product offerings as well as increases in our customer base.

                         DIRECT INSITE AND SUBSIDIARIES



     IBM continues to be our largest customer accounting for 87% of total revenue for the three-month period ended March 31, 2003, as compared to 91% for the three month period ended March 31, 2002. We derive revenue from IBM from the sale of managed services (ASP) as well as custom engineering. During the second half of 2001, we entered into an agreement with IBM wherein for a per transaction fee, we enable IBM to present invoices to a portion of its customers via the Internet. This Electronic Bill Presentment & Payment ("EBP&P") offering has since been expanded to include additional functionality. In March 2002, the parties signed a new agreement, which allows IBM to expand this EBP&P offering to more of its customers, both domestic and international. In addition, the Company continues to provide data analysis and reporting services for IBM's telecommunications customers. We are actively pursuing new sales opportunities to further reduce sales concentration.

     Custom engineering fees increased by $232,000 or 40% to $810,000 during the three month period ended March 31, 2003 compared to $578,000 during the same period in 2002. We believe that revenue generated from custom engineering services should continue into 2003. We further believe that revenue generated from engineering services is the precursor to added recurring revenue sources.

     Revenue growth continued for our AMS offering during our first quarter of 2003, increasing $149,000 during the three month period ended March 31, 2003 to $263,000 from $114,000 reported for the same period last year. This increase is due primarily as a result of the addition of a new customer. We believe this trend should continue for 2003.

     Operations, research and development expenses consist primarily of salaries and related costs (benefits, travel, training) for developers, programmers, custom engineers, network services, quality control / quality assurance and documentation personnel, applicable overhead allocations, as well as co-location facilities expenses and all costs directly associated with the production and or development of the Company's services. When comparing the three months ended March 31, 2003 and 2002, the Company increased its operations, research and development expenses by $180,000 or 26% of incremental revenue growth of $685,000 achieved during the same period. A primary factor contributing to the overall increase is additional labor and other professional costs associated with our custom engineering revenue. Further, the Company continues to upgrade, improve and enhance its current products and services. Additionally, operations, research and development expenses incurred by Platinum increased. We believe that it is critical to maintain a qualified personnel staff and, further to continue to enhance as well as develop new and innovative services and products. As such, it is likely that costs directly related could increase in future periods.

     Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. Sales and marketing expenses increased $296,000 to $831,000 for the three months ended March 31, 2003, when compared to $535,000 for the three months ended March 31, 2002. Wages and consulting fees increased $51,000. Expenses incurred which directly relate to our AMS offering increased $151,000. All other items, such as travel, entertainment, commissions and rent, in the aggregate, increased $111,000.

     General and administrative expenses include administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead. Expenses decreased $68,000 to $877,000 for three months ended March 31, 2003, when compared to $945,000 reported for the three months ended March 31, 2002. Major factors contributing to this decrease include reductions in expenses related to our AMS offering of $36,000 and reductions in professional fees of $99,000. Offsetting these decreases, among other things, were increases in salaries and employee benefits of $75,000. All other items, in the aggregate, decreased $8,000.

     Amortization and depreciation expenses varied slightly, down $5,000.

     Financial Condition and Liquidity

     For the three months ended March 31, 2003, the Company incurred net operating losses thereby requiring cash from sources other than normal operations to fund its operating activities. In order to fund its operating losses, the Company:

                         DIRECT INSITE AND SUBSIDIARIES

     -- as described in Note 4e, in January 2003, received an unsecured $500,000 loan from Tall Oaks.

     -- as described in Note 4, in December 2002, sold 23,365 shares of its Preferred Stock in consideration for $500,000 less fees and expenses of $61,000, to Metropolitan. The proceeds from this transaction were received January 3, 2003.

     -- continues to make use of its financing arrangement with an asset based lending institution.

     As detailed in the Condensed Consolidated Statement of Cash Flows, during the three month period ended March 31, 2003, the Company utilized $1,220,000 in operating activities, which includes, among other items, a net loss of $1,070,000, increases in accounts receivable and prepaid expenses and other current assets of $527,000 and $41,000, respectively, a decrease in deferred revenue of $3,000, and $2,000 paid toward the restructuring, partially offset by non-cash expenses totaling $338,000, and increases in accounts payable and accrued expenses of $98,000. Further, during the three months ended March 31, 2003, the Company expended approximately $112,000 for capital expenditures.

     The Company's management has and will continue to take numerous steps which it believes will create positive operating cash flow for the Company. Key measures are as follows:

     --   Continue to expand the Company's products and services;
     -- Materially improve its sales efforts through expanding its marketing staff;
     -- Continue to expand customer engineering fees. The Company generated in excess of $2,500,000 in custom engineering fees in 2002 and in excess of $800,000 for the first three months of 2003, and believes that this revenue should continue throughout 2003;
     -- Increase revenue as a result of the agreement entered into in 2002 between the Company and IBM, which allows IBM the ability to electronically attach supporting documentation to an electronic invoice, all submitted via the Internet to their customers;
     -- Capitalize on the growing trend for outsource services within the communications sector. The acquisition of Platinum broadened the Company's product offerings in this market sector. The Company believes the increase in revenue during 2002 and for the first three months of 2003 generated from Platinum should continue throughout 2003;
     -- Reduce the Company's overhead costs, including staff reductions, as deemed necessary.
     -- Additionally, we have obtained a firm commitment from Metropolitan to purchase $250,000 of our preferred stock, with terms similar to their previous transactions. Further, we have firm commitments totaling $750,000 ($500,000 from Tall Oaks and $250,000 from our chairman) to guarantee a line of credit expected to be obtained from a major bank. Further, the senior executives have pledged an aggregate of $250,000 in the event we require capital in excess of the $1,000,000 described above. These commitments and pledges extend through at least March 31, 2004.

     Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand as well as obtaining additional debt and/or equity financing should provide adequate funding through at least March 31, 2004. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

Item 3- Controls and Procedures

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        None.

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits

                99.1    Certification of Chief Executive Officer
                99.2    Certification of Chief Financial Officer

        (b)     Reports on Form 8-K

                Current Report on Form 8-K dated December 24, 2002

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIRECT INSITE CORP.

/s/ James Cannavino
________________________________________
James Cannavino, Chief Executive Officer        May 19, 2003


/s/ George Aronson
________________________________________
George Aronson, Chief Financial Officer        May 19, 2003

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                 CERTIFICATIONS


I, James Cannavino certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Direct Insite Corp;

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

                                      /s/ James Cannavino
May 19, 2003                          _______________________________
                                      James Cannavino
                                      Chief Executive Officer

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                 CERTIFICATIONS


I, George Aronson, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Direct Insite Corp;

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

                                 /s/ George Aronson
May 19, 2003                     _______________________________________
                                 George Aronson
                                 Secretary and Chief Financial Officer