Form 10QSB
period 2003-06-30
DIRECT INSITE CORP
filed 2003-08-19
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB
                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

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

                       Yes     X               No
                              ---                   ---


The number of shares of $.0001 par value stock outstanding as of August 19, 2003 was: 4,027,672.

Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                 ---    ---

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                     INDEX

PART I FINANCIAL INFORMATION

                                                                            Page
Item 1
  Condensed Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
   and December 31, 2002                                                       3

  Unaudited Condensed Consolidated Statements of Operations and
   Comprehensive Loss For the Three and Six Months Ended June 30, 2003
   and 2002                                                                    4

  Unaudited Condensed Consolidated Statements of Cash Flows For the
   Six Months Ended June 30, 2003 and 2002                                     5

  Notes to Unaudited Condensed Consolidated Financial Statements          6 - 12
Item 2
  Management's Discussion and Analysis or Plan of Operations             13 - 16
Item 3
  Controls and Procedures                                                     16

PART II  OTHER INFORMATION

  Item 1. Legal Proceedings                                                   17

  Item 2. Changes in Securities                                               17

  Item 3. Defaults Upon Senior Securities                                     17

  Item 4.  Submission of Matters to a Vote of Security Holders                17

  Item 5. Other Information                                                   17

  Item 6. Exhibits and Reports on Form 8-K                                    17

  Signatures                                                                  18


CERTIFICATIONS                                                           19 - 22

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                       (In thousands, except share data)

                                                                            June 30,   December 31,
                                                                              2003         2002
                                                                          -----------  ------------
                                                                          (Unaudited)    (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                               $       46   $        700
  Accounts receivable, net of allowance for doubtful accounts of
   $103 and $42 in 2003 and 2002, respectively                                  1,378         1,350
  Stock subscription receivable                                                     -           500
  Prepaid expenses and other current assets                                       175           239
                                                                          -----------  ------------
       Total current assets                                                     1,599         2,789

Software costs, net                                                               377           444
Property and equipment, net                                                       993         1,166
Other assets                                                                      456           492
                                                                          -----------  ------------
                                                                          $     3,425  $      4,891
                                                                          ===========  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                   $     1,742  $      1,663
  Due to bank                                                                     691           690
  Deferred revenue                                                                249           252
  Current portion of long-term debt                                               269           396
   Restructuring costs payable, net of long-term portion                           50             6
                                                                          -----------  ------------
       Total current liabilities                                                3,001         3,007

Long term debt, net of current portion                                            110           556
Dividends payable                                                                 185            56
Restructuring costs payable, long-term                                              -            60
                                                                          -----------  ------------
       Total liabilities                                                        3,296         3,679
                                                                          -----------  ------------

Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
     Series A Convertible Preferred, 134,680 and 116,823 issued and outstanding in 2003 and 2002, respectively; liquidation preference
     of $2,750,000 and $2,500,000 in 2003 and 2002, respectively;                   -             -
     Series B Redeemable Preferred, 974 issued and outstanding in 2003;
     liquidation preference of $974,075 in 2003                                     -             -
  Common stock, $0.0001 par value; 50,000,000 and 150,000,000 shares authorized in 2003 and 2002 respectively;
     4,062,599 and 3,966,055 shares issued in 2003 and 2002,
     respectively; and 4,022,672 and 3,926,128 shares outstanding
     in 2003 and 2002, respectively                                                 -             -
  Additional paid-in capital                                                  110,055       108,708
  Accumulated deficit                                                        (109,533)     (107,081)
  Subscriptions receivable                                                        (40)          (62)
  Accumulated other comprehensive loss                                            (25)          (25)
                                                                          -----------  ------------
                                                                                  457         1,540

  Common stock in treasury, at cost  - 24,371 shares                             (328)         (328)
                                                                          -----------  ------------
       Total shareholders' equity                                                 129         1,212
                                                                          -----------  ------------
                                                                          $     3,425  $      4,891
                                                                          ===========  ============

See notes to condensed consolidated financial statements.                      3

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 and 2002
                      (in thousands, except per share data)

                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                    2003           2002            2003           2002
                                               --------------- -------------- --------------- --------------
   Revenue                                        $ 2,070        $ 1,982          $ 4,269       $ 3,496
                                                  -------        -------          -------       -------
   Costs and expenses
     Operations, research and development           1,328          1,088            2,565         2,146
     Sales and marketing                              746            615            1,579         1,150
     General and administrative                       911            996            1,804         1,941
     Amortization and depreciation                    210            233              441           487
                                                  -------        -------          -------       -------
                                                    3,195          2,932            6,389         5,724
                                                  -------        -------          -------       -------

Operating loss                                     (1,125)          (950)          (2,120)       (2,228)

   Other expenses
     Loss on sales of NetWolves common
        stock                                           -              -                -          (250)
     Other-than-temporary decline in
        Investment in NetWolves                         -           (457)               -          (457)
     Equity in Loss of Voyant and Valuation
       Adjustment                                       -           (259)               -          (322)
     Interest expense, net                            (87)           (51)            (162)          (88)
     Other expense                                    (41)             -              (41)            -
                                                  -------        -------          -------       -------
   Net loss                                        (1,253)        (1,717)          (2,323)       (3,345)

   Preferred stock dividends                          (66)             -             (129)            -
                                                  -------        -------          -------       -------
   Net loss attributable to
        common shareholders                       $(1,319)       $(1,717)         $(2,452)      $(3,345)
                                                  =======        =======          =======       =======
   Other comprehensive income
      Reclassification adjustment and
      unrealized gain on marketable
      securities
                                                        -            303                -             -
                                                  -------        -------          -------       -------
   Comprehensive loss                             $ 1,319)       $(1,414)         $(2,452)      $(3,345)
                                                  =======        =======          =======       =======
   Basic and diluted net loss attributable
     to common shareholders  per share             $(0.33)       $ (0.46)         $ (0.62)      $ (0.99)
                                                  =======        =======          =======       =======
   Basic and diluted  weighted average common
   shares outstanding                               3,976          3,701            3,953         3,395
                                                  =======        =======          =======       =======

See notes to condensed consolidated financial statements.                      4

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       For the six months ended
                                                                                 June 30,
                                                                   -----------------------------------

                                                                         2003               2002
                                                                   ----------------- -----------------
                                                                            (In thousands)
Cash flows from operating activities
 Net loss                                                                $(2,323)         $(3,345)
  Adjustments to reconcile net loss to net cash used in
   operating activities
    Depreciation and amortization
       Property and equipment                                                374              427
       Software costs                                                         67               58
       Other                                                                   1                -
    Provision for doubtful accounts                                           64               35
    Loss on sales of NetWolves common stock                                    -              250
    Other-than-temporary decline in Investment in NetWolves                    -              457
    Equity in loss of Voyant  and Valuation Adjustment                         -              322
    Common stock and options issued for services                             130              464
  Changes in operating assets and liabilities
    Accounts receivable                                                      (92)              (8)
    Prepaid expenses and other current assets                                 64               239
    Other assets                                                              35                10
    Accounts payable and accrued expenses                                     87              (226)
    Restructuring costs payable                                              (16)             (281)
    Deferred revenue                                                          (3)                -
                                                                         -------          --------
             Net cash used in operating activities                        (1,612)           (1,598)
                                                                         -------          --------
Cash flows used in investing activities
  Proceeds from the sale of NetWolves common stock                             -               236
  Advances to Voyant                                                           -              (194)
  Capital expenditures                                                      (163)             (188)
                                                                         -------          --------
             Net cash used in investing activities                          (163)             (146)
                                                                         -------          --------
Cash flows from financing activities
      Proceeds from Bank advances, net                                         1               256
      Proceeds from the sale of preferred stock, net of fees                 737                 -
      Proceeds from common stock and subscription receivable                  20               560
      Proceeds from long term debt, net of fees                              496               250
      Repayments of long-term debt                                          (133)              (86)
                                                                         -------          --------
             Net cash provided by financing activities                     1,121               980
                                                                         -------          --------
Net decrease in cash and cash equivalents                                  (654)              (764)

Cash and cash equivalents, beginning of period                               700             1,359
                                                                         -------          --------
Cash and cash equivalents, end of period                                 $    46          $    595
                                                                         =======          ========

Non-cash investing and financing activities:

Conversion of long-term debt into 974 shares of
     Series B Redeemable Preferred Stock                                 $   974          $      -
                                                                         =======          ========

See notes to condensed consolidated financial statements.       5

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


1.   Interim Financial Information

     The condensed consolidated balance sheet as of June 30, 2003, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the quarterly periods ended June 30, 2003, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements. The results of operations for the quarterly periods ended June 30, 2003, are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the December 31, 2002 consolidated financial statements.


2.   The Company

     Direct Insite Corp. and subsidiaries (the "Company") primarily operates as an application service provider ("ASP") and markets an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic invoice presentation and payment ("EIP&P") as well as visual data analysis and reporting tools delivered via the Internet for our customers. The Company's core technology is d.b.Express?, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In 2001 the Company acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which markets its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. Further, as an added source of revenue, the Company began in 2001 to provide custom engineering services to its customers.

     This newly assembled suite of services enables the Company to provide a comprehensive Internet delivered service from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. This comprehensive service offering provides back office operations, cuts costs and provides for improved customer service by providing the end customer with easy access to all of the detailed information about their bill. The Company operates fully redundant data centers located at its main office in Bohemia, N.Y. and in Newark, N.J. The facility in New Jersey is leased at an International Business Machines ("IBM"), e-business Hosting Center.

     Management's liquidity plans are discussed in Note 8. As described in Note 7, the Company has one major customer that accounted for more than 87% of the Company's revenue for the six-month period ended June 30, 2003. Loss of this customer would have a material adverse effect on the Company.

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

                     DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 will have a material effect on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an entity that issues financial instruments (or may be required under the terms of a financial instrument to issue its equity shares) classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company does not expect the adoption of SFAS No. 150 will have a material effect on its consolidated financial statements.

     Stock Options and Similar Equity Instruments
     --------------------------------------------
     As permitted under SFAS No. 148, "Accounting for Stock-Based CompensationTransition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted have an exercise price equal to or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                              --------------------------- -------------------------

                                                                   2003         2002           2003         2002
                                                               ------------ -------------- ------------- -----------
     Net loss attributable to common shareholders
      As reported                                                $(1,319)     $(1,717)       $(2,452)     $(3,345)
      Less:  Stock-based employee compensation
       expense determined under fair value-based
       method for all awards                                        (270)        ( 31)          (591)        (435)
                                                                 -------      -------        -------      -------
      Pro forma                                                  $(1,589)     $(1,748)       $(3,043)     $(3,780)
                                                                 =======      =======        =======      =======
     Basic and diluted net loss per share
      As reported                                                 $(0.33)      $(0.46)        $(0.62)      $(0.99)
                                                                  ======       ======         ======       ======
      Pro forma                                                   $(0.40)      $(0.47)        $(0.77)      $(1.11)
                                                                  ======       ======         ======       ======

     The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 63.4% to 71.5% in 2003 and from 67.7% to 68.9% in 2002, (2) risk-free interest rates of 4.25% in 2003 and 4.80% in 2002 and (3) expected lives of 2.0 years to 5.2 years in 2003 and 3.0 years to 5.0 years in 2002.

                     DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

3.   Accounts Receivable and Due To Bank

     In 2001, the Company entered into an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1 % per month, is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The primary term of the agreement was for one year, and continues until due notice of termination is given at any time by either party to the agreement.

     At June 30, 2003, the Company had assigned approximately $848,000 of accounts receivable to the Bank and received advances of $691,000 from the Bank.


4.   Long Term Debt

     Long-term debt consists of the following (in thousands):

                                                             June 30,          December 31,
                                                               2003                2002
                                                        ------------------- --------------------
       Lines of credit (a)                                  $   113               $  133
       Capitalized lease obligations (b)                        266                  319
       Term Loan  - Chief Executive Officer (c)                   -                  250
       Installment Note - Markus & Associates (d)                 -                  250
       Term Loan - Tall Oaks (e)                                  -                  -0-
                                                            -------               ------
                                                                379                  952
       Less current portion                                    (269)                (396)
                                                            -------               ------
       Long-term debt, net of current portion                  $110               $  556
                                                            =======               ======

(a) The Company has three lines of credit with various expiration dates. One line has an expiration date of July 30, 2006, bears an interest rate of 10%, is collateralized by substantially all the assets of Platinum and is personally guaranteed by one of the former officers of Platinum. The second line is payable on demand, bears an interest rate of 10% and has no available balance. The third line contains no expiration date, bears an interest rate of 16.25% and has no available balance.

(b) The Company has equipment under capital lease obligations expiring at various times through 2006. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment.

(c) In January 2002, the Company's Chairman and current Chief Executive Officer loaned the Company $250,000. The loan had a term of three years with interest at 5%, payable quarterly in arrears. In June 2003, the loan plus accrued interest, aggregating $266,000, was converted into 266 shares of the Company's Series B Redeemable Preferred Stock, par value $0.01 per share ("Series B Preferred"). See Note 5.

(d) In December 2002, the Company executed a $250,000 note payable to Markus & Associates (an affiliate of S.J. & Associates, Inc.). This note was payable

                     DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


     in 28 equal monthly installments of principal plus interest at 9 1/2%. In June 2003, the loan balance of $208,000 was converted into 208 shares of the Company's Series B Preferred stock. See Note 5.

(e) In January 2003, Tall Oaks Group, LLC ("Tall Oaks") provided the Company with an unsecured $500,000 loan. The loan was to mature March 31, 2005, bore interest at 9 1/2%, with the entire unpaid principal amount and all accrued interest payable on the maturity date. In June 2003, the loan was converted into 500 shares of the Company's Series B Preferred stock. See
     Note 5. An employee of the Company is the Managing Partner and principal owner of Tall Oaks.


5.   Shareholders' equity

     Preferred Stock
     ---------------
     In September 2002, the Company sold 93,458 shares of its Series A Convertible Preferred Stock, ("Preferred Stock") in consideration for $2,000,000 less fees and expenses of $178,000 to Metropolitan Venture Partners II, L.P. ("Metropolitan"), a private equity investment firm. In December 2002, the Company sold 23,365 shares of its Preferred Stock in consideration for $500,000 less fees and expenses of $61,000, to Metropolitan. The proceeds from this transaction were received January 3, 2003, and, as of December 31, 2002, the principal sum was reflected as stock subscription receivable. In June 2003, the Company sold 17,857 shares of its Series A Convertible Preferred Stock in consideration for $250,000 less fees and expenses of $5,000 to Metropolitan. The holders of Preferred Stock ("the holders") are entitled to dividends, on a cumulative basis, at the rate of 9-% per annum, compounded quarterly and payable on September 25, 2004 and September 25, 2005. Dividends are payable, at the option of the holders, in cash or in the Company's common stock. Each share of Preferred Stock is convertible into 10 shares of common stock, at the option of the holder. The holders have certain demand and piggyback registration rights, have preference in the event of liquidation, and are entitled to ten votes for each share of Preferred Stock on all matters as to which holders of common stock are entitled to vote. As of June 30, 2003, $185,000 in dividends are payable to the holders.

     The managing partner of Metropolitan was appointed as a member of the Company's Board of Directors in September 2002.

     In June 2003, the Company's Board of Directors approved the exchange of the then outstanding obligations to its Chairman and current Chief Executive Officer, Markus & Associates and Tall Oaks Group, LLC for 974 shares of Series B Redeemable Preferred Stock at an exchange ratio of $1,000 of debt per share ("Price Per Share") . The Series B Redeemable Preferred were issued as follows:

          -- 266 shares were exchanged for $266,000 of debt obligation to the Company's Chairman and current Chief Executive Officer;

          -- 208 shares were exchanged for $208,000 of debt obligation to Markus & Associates; and

          -- 500 shares were exchanged for $500,000 of debt obligation to Tall Oaks Group, LLC.

     Each of the Series B Redeemable Preferred shares is entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum. Additionally, the Series B Redeemable Preferred shares are redeemable, at the sole option of the Company, on or after March 31, 2005 (or prior to March 31, 2005 with the consent of majority-in-interest holders of Series B Preferred shares). Upon redemption, the holders of the Series B Redeemable Preferred shall be entitled to receive, for each share of Series B Redeemable Preferred outstanding, an amount equal to the Price Per Share plus accrued and unpaid dividends.

     Earnings Per share
     ------------------
     The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and

                     DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted EPS amounts since the effect of their inclusion would be antidilutive.

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been antidilutive for the periods presented, consist of the following (in thousands):

     Options to purchase common stock                           2,918
     Redeemable convertible preferred stock                     1,347
                                                                -----
         Total potential common shares as of June 30, 2003      4,265
                                                                =====

     Issuances after June 30, 2003 through August 14, 2003
       Common stock issued                                          5
       Options to purchase common stock granted                   225
                                                                -----

                                                                  230
                                                                =====

     Common Stock and Options Issuances
     ----------------------------------
     During the quarter ended June 30, 2003, the Company issued 76,851 shares of its common stock and options to purchase 389,000 shares of its common stock as detailed below:

          -- Issued 17,654 net shares of its common stock as payment of certain consulting expenses, valued at $15,000.
          -- Pursuant to an employment agreement with its Chief Executive Officer (see below), the Company issued 15,000 shares of its common stock valued at $20,000.
          -- In lieu of cash, for the six month period ended June 30, 2003, the Company issued 44,197 shares of its common stock valued at $57,000 to the Company's Board of Directors for Board fees.
          -- The Company granted 180,000 options to purchase shares of its common stock to certain employees of the Company. The options vest in one-third increments on April 30, 2004, April 30, 2005 and April 30, 2006 and have an exercise price of $1.20 per share.
          -- The Company granted 200,000 options to purchase shares of its common stock to an employee of the Company. The options, having an exercise price of $1.40, vested upon issuance, but may only be exercised during the period March 31, 2005 to April 01, 2006. The employee is also the Managing Partner and principal owner of Tall Oaks. See Note 4 (e).
          -- The Company granted 9,000 options to purchase shares of its common stock to three employees of the Company. The options vest in one-third increments: on the date of issuance, December 31, 2003 and June 30, 2004. The options have an exercise price of $1.30 per share.

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

                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                                 2003             2002            2003            2002
                                            ---------------- --------------- --------------- ---------------

            ASP fees                            $    1,546       $    1,111        $  2,672      $    1,933
            Custom engineering fees                    412              646           1,222           1,224
            AMS fees                                   112              225             375             339
                                                ----------       ----------        --------      ----------
                 Total Revenue                  $    2,070       $    1,982        $  4,269      $    3,496
                                                ==========       ==========        ========      ==========

     Major customer
     --------------
     For the three months ended June 30, 2003 and 2002, the Company had one major customer that accounted for 87.1% and 80.0% of the Company's total revenue, respectively. For the six months ended June 30, 2003 and 2002, this major customer accounted for 87.2% and 88.7% of the Company's total revenue, respectively. Accounts receivable from this customer amounted to $1,213,000 at June 30, 2003.


8.   Management's Liquidity Plans

     The Company's management has and will continue to take numerous steps that it believes will create positive operating cash flow for the Company. Key measures are as follows:

                    DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     -- In July 2003, management commenced a major cost reduction plan involving staff reductions, executive pay rate reductions, and downsizing of office space.
     --   Continue to expand the  Company's  products and  services;
     --   Actively pursue channel partner opportunities;
     -- Continue to market its custom engineering fees. The Company generated in excess of $2,500,000 in custom engineering fees in 2002, and has generated $1,222,000 in custom engineering fees for the six months ended June 30, 2003. Management believes this revenue should continue throughout 2003;
     -- Increase revenue as a result of the agreement entered into in 2002 between the Company and IBM, which allows IBM the ability to electronically attach supporting documentation to an electronic invoice, all submitted via the Internet to their customers;
     -- Capitalize on the growing trend for outsource services within the communications sector. The acquisition of Platinum broadened the Company's product offerings in this market sector. For the six month period ended June 30, 2003, AMS revenue is ten percent ahead of the same period during 2002. However, the Company is uncertain that AMS revenue for the full year of 2003 will exceed 2002.
     -- In January 2003, the Company received $500,000 through the issuance of long term debt to Tall Oaks Group, LLC. See Notes 4e and 5.
     -- In January 2003, the Company received $500,000 through the sale of 23,365 shares of its Preferred stock to Metropolitan, with terms similar to their previous transaction. See Note 5.
     -- Additionally, in June 2003, the Company raised $250,000 through the sale of 17,857 shares of its Preferred Stock to Metropolitan. See Note 5.
     --   In July 2003, the Company obtained a $500,000 line of credit. See Note
          9.
     -- The Company received a firm commitment of $250,000 from its chairman to guarantee a line of credit expected to be obtained from a major bank.
     -- Additionally, the senior executives have pledged an aggregate of $250,000 in the event the Company would require capital in excess of $1,000,000 described in the three previous items. These commitments and pledges extend through at least March 31, 2004.

     Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand as well as obtaining additional debt and/or equity financing should provide adequate funding through at least June 30, 2004. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

9.   Subsequent Events

     On July 16, 2003, the Company granted 225,000 options to purchase shares of its common stock to certain board members, executive officers and employees of the Company. The options, having an exercise price of $1.26, vested upon issuance, but may only be exercised during the period March 31, 2005 to April 01, 2006.

     In June 2003, the Company obtained a discretionary Line of Credit ("LoC") in the amount of $500,000 from JP Morgan Private Bank ("JPMC"). The LoC is guaranteed by Tall Oaks, and is repayable the earlier of demand or June 30, 2005. The LoC permitted two forms of draw down; one based upon prime rate, the second based upon LIBOR. In July 2003, the Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. This obligation matures six months from date borrowed.

     On April 16, 2003, the Company received notification from Nasdaq that it did not comply with Marketplace Rule 4310(c)(2)(B), to the extent that the Company did not have a minimum of $2,500,000 in shareholders' equity. On May 1, 2003 the Company submitted a plan which specifically outlined how it believed it would achieve and sustain compliance with this requirement. Nasdaq reviewed the plan submitted and determined that the Company's plan does not adequately address the issues. The Company appealed the decision to the Nasdaq Listing Qualification Panel (the "Panel"). On July 24, 2003, the Company presented its business case to the Panel. To date the Company has not received any formal response from the Panel. The Panel's denial of the Company's appeal would result in the Company's common stock being delisted from the Nasdaq SmallCap Market.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

Item 2  Managements Discussion and Analysis or Plan of Operations

Forward looking statements

All statements other than statements of historical fact included in this Form 10-QSB including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-QSB, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, the risk of errors or failures in the Company's software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

Overview

We primarily operate as an application service provider ("ASP") and, market an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic invoice presentation and payment ("EIP&P") as well as visual data analysis and reporting tools delivered via the Internet for our customers. Our core technology is d.b.Express?, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In 2001 we acquired, Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which markets its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. We completed a merger with Platinum under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, our newly formed wholly owned subsidiary acquired all of the outstanding common stock of Platinum. Further, as an added source of revenue, we began in 2001 to provide custom engineering services for our customers.

This newly assembled suite of services enables us to provide a comprehensive Internet delivered service from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. This comprehensive service offering provides back office operations, cuts costs and provides for improved customer service by providing the end customer with easy access to all of the detailed information about their bill. We operate fully redundant data centers located at our main office in Bohemia, N.Y. and in Newark, N.J. Our facility in New Jersey is leased at an IBM,e-business Hosting Center. This co-location / redundancy feature enables us to offer virtually down time free service.

Results of operations

IBM continues to be our largest customer accounting for 87% of total revenue for the three-month period ended June 30, 2003, as compared to 80% for the three-month period ended June 30, 2002. We derive revenue from IBM from the sale of managed services (ASP) as well as custom engineering. During the second half of 2001, we entered into an agreement with IBM wherein for a per transaction fee, we enable IBM to present invoices to a portion of its customers via the Internet. This EIP&P offering has since been expanded to include additional functionality. In March 2002, the parties signed a new agreement, which allows IBM to expand this EIP&P offering to more of its customers, both domestic and international. In addition, the Company continues to provide data analysis and reporting services for IBM's telecommunications customers. We are actively pursuing new sales opportunities to further reduce sales concentration.

DIRECT INSITE CORP. AND SUBSIDIARIES

For the three months ended June 30, 2003, total revenue increased $88,000 from $1,982,000 for the three months ended June 30, 2002 to $2,070,000 for the three months ended June 30, 2003. An analysis of the increase is as follows: ASP revenue increased $434,000, or 39%, to $1,546,000 in 2003 from $1,112,000 in
2002. This increase was offset by decreases in engineering fees and AMS fees of $234,000 and $113,000, respectively.

Total revenue for the six month period ended June 30, 2003 aggregated to $4,269,000. When compared to $3,496,000, the total revenue earned during the same time period total in 2002, the Company achieved an increase in overall revenue of $773,000 or 22%. During the six month time-frame, ASP revenue increased $739,000 to $2,672,000, representing a 38% increase in revenue from this service compared to the six month total in 2002 of $1,933,000. The most significant factor contributing to the increase in ASP revenue has been the expansion of the EIP&P services. As of June 30, 2003 this service is offered in the U.S., Canada, Brazil, and eight nations in Europe, enabling our customers to deliver their invoices in all local languages. The Company believes that this service will continue to expand into additional countries in Europe, Middle East and into the Pacific Rim within the next six to nine months. Engineering revenue remained virtually the same, decreasing by $2,000 when comparing 2003 and 2002 amounts of $1,222,000 and $1,224,000, respectively. During the six-month period ended June 30, 2003, AMS revenue increased $36,000 to $375,000, when compared to $339,000 in the 2002 period. However, the Company is uncertain that AMS Revenue for the full year of 2003 will exceed 2002.

Operations, research and development expenses consist primarily of salaries and related costs (benefits, travel and training) for developers, programmers, custom engineers, network services, quality control / quality assurance and documentation personnel, applicable overhead allocations, as well as co-location facilities expenses and all costs directly associated with the production and or development of the Company's services.

     -- When comparing the three months ended June 30, 2003 and 2002, the Company increased its operations, research and development expenses by $240,000. The Company continues to upgrade, improve and enhance its current products and services. As a result, the most significant items contributing to this increase was additional staffing costs and professional fees totaling $268,000.

     -- When comparing the six months ended June 30, 2003 and 2002, the Company increased its operations, research and development expenses by $419,000 or 54% of incremental revenue growth of $773,000. The most significant item contributing to this increase was additional staffing costs and professional fees totaling $402,000. Additional operations, research and development expenses incurred associated with Platinum amounted to $32,000. All other expenses decreased by $15,000. Management believes that it is critical to maintain a qualified personnel staff and, further, to continue to enhance as well as develop new and innovative services and products. It is expected that operations, research and development costs will increase in future periods as a result of anticipated increases in future revenue as well as costs associated with its product/service enhancement and development activities.

Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff.

     -- Sales and marketing expenses increased $131,000 to $746,000 for the three months ended June 30, 2003, when compared to $615,000 for the three months ended June 30, 2002. Wages and consulting fees increased $82,000 and costs associated with Platinum increased $66,000. All other items, such as travel, entertainment, commissions and rent, in the aggregate, decreased $17,000.

     -- Sales and marketing expenses increased $429,000 to $1,579,000 for the six months ended June 30, 2003 when compared to $1,150,000 for the six

DIRECT INSITE CORP. AND SUBSIDIARIES

          months ended June 30, 2002. Costs associated with Platinum increased expenses by $216,000. Further, wages and consulting fees increased $176,000. Additionally, rent expense increased $30,000.

General  and  administrative   expenses  include  administrative  and  executive
salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead.

     -- Expenses decreased $85,000 to $911,000 for three months ended June 30, 2003, when compared to $996,000 reported for the three months ended June 30, 2002. Major factors contributing to this decrease include reductions in professional fees and business insurance of $104,000 and $27,000, respectively, as well as a reduction in expenses related to salaries and benefits totaling $24,000. Offsetting these decreases, among other things, were an increase in rent expense of $26,000 and general and administrative expenses related to Platinum that increased by $47,000 when compared to the same period in 2002. Other expenses showed a net increase of $3,000.

     --   Expenses  decreased  $137,000 to  $1,804,000  for the six months ended
          June 30, 2003 when compared to the six months ended June 30, 2002. Major factors contributing to this decrease include, among other things, a decrease in professional fees and business insurance of $204,000 and $16,000, respectively. Offsetting the reductions were increases in salaries and benefits of $41,000, an increase of rent expense of $65,000, as well as $11,000 of expenses attributable to Platinum. Other expenses showed a net increase of $34,000.

Amortization and depreciation expenses decreased $23,000 for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002 and decreased $46,000 for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002.

Financial Condition and Liquidity

For the six months ended June 30, 2003, the Company incurred net operating losses thereby requiring cash from sources other than normal operations to fund its operating activities. In order to fund its operating losses, the Company:

-- as described in Note 4e, in January 2003, received an unsecured $500,000 loan from Tall Oaks.
-- as described in Note 5, in December 2002, sold 23,365 shares of its Preferred Stock in consideration for $500,000 less fees and expenses of $61,000, to Metropolitan. The proceeds from this transaction were received January 3, 2003.
-- as described in Note 5, in June 2003, sold 17,857 shares of its Preferred Stock in consideration for $250,000, less fees and expenses of $5,000, to Metropolitan.
-- as described in Note 5, reduced future cash outflows by exchanging $974,000 of Company obligations for 974 shares of its Series A-1 Preferred stock.
-- continues to make use of its financing arrangement with an asset based lending institution.
-- as described in Note 9, in July 2003, the Company drew the full $500,000 amount of a line of credit obtained from JP Morgan Private Bank.

As detailed in the Condensed Consolidated Statement of Cash Flows, during the six month period ended June 30, 2003, the Company utilized $1,612,000 in operating activities, which includes, among other items, a net loss of $2,323,000, an increase in accounts receivable of $92,000, a decrease in deferred revenue of $3,000, and $16,000 paid toward the restructuring, partially offset by non-cash expenses totaling $636,000, an increase in accounts payable and accrued expenses of $87,000 and a decrease in prepaid expenses and other current assets of $64,000. Further, during the six months ended June 30, 2003, the Company expended approximately $163,000 for capital expenditures.

The Company's management has and will continue to take numerous steps that it believes will create positive operating cash flow for the Company. Key measures are as follows:

     -- Management has commenced on a major cost reduction plan involving staff reductions, executive pay rate reductions, and downsizing of office space.
     --   Continue to expand the Company's products and services;
     --   Actively pursue channel partner opportunities;

DIRECT INSITE CORP. AND SUBSIDIARIES

     -- Continue to market its custom engineering fees. The Company generated in excess of $2,500,000 in custom engineering fees in 2002, and has generated $1,222,000 for the six months ended June 30, 2003. Management believes this revenue should continue throughout 2003;
     -- Increase revenue as a result of the agreement entered into in 2002 between the Company and IBM, which allows IBM the ability to electronically attach supporting documentation to an electronic invoice, all submitted via the Internet to their customers;
     -- Capitalize on the growing trend for outsource services within the communications sector. The acquisition of Platinum broadened the Company's product offerings in this market sector. For the six month period ended June 30, 2003, AMS revenue is ten percent ahead of the same period during 2002. However, the Company is uncertain that AMS revenue for the full year of 2003 will exceed 2002.
     -- In January 2003, the Company received $500,000 through the issuance of long term debt to Tall Oaks Group, LLC. See Notes 4e and 5
     -- In January 2003, the Company received $500,000 through the sale of 23,365 shares of its Preferred stock to Metropolitan, with terms similar to their previous transaction. See Note 5.
     -- Additionally, in June 2003, the Company raised $250,000 through the sale of 17,857 shares of its Preferred Stock to Metropolitan. See Note 5.
     --   In July 2003, the Company obtained a $500,000 line of credit. See Note
          9.
     -- The Company received has a firm commitment of $250,000 from its chairman to guarantee a line of credit expected to be obtained from a major bank.
     -- Additionally, the senior executives have pledged an aggregate of $250,000 in the event the Company would require capital in excess of $1,000,000 described in the three previous items. These commitments and pledges extend through at least March 31, 2004.

     Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its present cash on hand as well as obtaining additional debt and/or equity financing should provide adequate funding through at least June 30, 2004. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           PART II OTHER INFORMATION



Item 1. Legal Proceedings
        None

Item 2. Changes in Securities

     In June, 2003 the Company issued 974 shares of Series B Redeemable Preferred Stock. Each of the Series B Redeemable Preferred shares is entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum. Additionally, the Series B Redeemable Preferred shares are redeemable, at the sole option of the Company, on or after March 31, 2005 (or prior to March 31, 2005 with the consent of majority-in-interest holders of Series B Preferred shares). Upon redemption, the holders of the Series B Redeemable Preferred shall be entitled to receive, for each share of Series B Redeemable Preferred outstanding, an amount equal to the Price Per Share plus accrued and unpaid dividends.

Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     On May 30, 2003 the Company held its annual meeting of Stockholders at the Grand Hyatt Hotel in NYC. The following are the results of the items voted on during the meeting:

     1. Mrs. Carla J. Steckline was elected to serve as a member of the Company's Board of Directors until the annual meeting of stockholders in 2006;
     2. Mr. Peter B. Yunich was elected to serve as a member of the Company's Board of Directors until the annual meeting of stockholders in 2004;
     3. A proposal to Amend the Certificate of Incorporation reducing the number of shares of capital stock from 150,000,000 to 50,000,000 was passed by the shareholders carrying over 99% of the votes cast;
     4. A proposal to sell to Metropolitan Venture Partners II, LLP and its affiliates, in one or more transactions, Company common stock, or securities convertible into common stock, equal to 20% or more of our common stock or our voting power prior to the issuance and sale of such securities was approved by the shareholders, carrying 99% of the votes cast;
     5. With nearly 98% of the Votes cast, the shareholders ratified and approved the 2003/A stock Option / Stock Issuance Plan;
     6. The Shareholders voted to Ratify the Board's appointment of Marcum & Kliegman, LLP as the Company's independent certified public accountants for the year ending December 31, 2003.


Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

     31   Certifications  pursuant  to Rules  13a-14(a)  as adopted  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

        Item 5 - Current Report on Form 8-K dated June 3, 2003 -

Issuance of Preferred Stock for $250,000. Pursuant to a Stock Purchase and Registration Rights Agreement dated as of June 3, the Company sold 17,857 shares ("Preferred Shares") of its Series A Convertible Preferred Stock, par value $.0001 per share ("Preferred Stock"), in consideration of $250,000 in cash to Metropolitan Venture Partners II, L.P.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DIRECT INSITE CORP.



/s/ James Cannavino
----------------------------------------             ---------------
James Cannavino, Chief Executive Officer             August 19, 2003


/s/ George Aronson
----------------------------------------             ---------------
George Aronson,  Chief Financial Officer             August 19, 2003