Form 10QSB
period 2003-09-30
DIRECT INSITE CORP
filed 2003-12-10
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB
                                   (Mark One)


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2003

                                       OR

      [ ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to ______

                         Commission File No. 0 - 20660


                              DIRECT INSITE CORP.
        (Exact name of Small Business Issuer as specified in its Charter)


        Delaware                                11-2895590
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification  No.)


  80 Orville Drive, Bohemia, N.Y.                  11716
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:    (631) 244-1500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  [X]               No [ ]


The number of shares of $.0001 par value stock outstanding as of December 9, 2003 was: 4,069,953.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION                                      Page
Item 1

  Condensed Consolidated Balance Sheets as of September 30, 2003
  (Unaudited) and December 31, 2002                                   3

  Unaudited Condensed Consolidated Statements of Operations and
  Comprehensive Loss For the Three and Nine Months Ended
  September 30, 2003 and 2002                                         4

  Unaudited Condensed Consolidated Statements of Cash Flows
  For the Nine Months Ended September 30, 2003 and 2002               5

  Notes to Unaudited Condensed Consolidated Financial Statements    6 - 14

Item 2

  Management's Discussion and Analysis or Plan of Operations        15 - 18

Item 3

  Controls and Procedures                                             18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                             19

Item 2. Changes in Securities                                         19

Item 3. Defaults Upon Senior Securities                               19

Item 4. Submission of Matters to a Vote of Security Holders           19

Item 5. Other Information                                             19

Item 6. Exhibits and Reports on Form 8-K                              19

Signatures                                                            20

CERTIFICATIONS                                                      21 - 24

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                       (In thousands, except share data)

                                                                                 September 30,         December 31,
                                                                                      2003                 2002
                                                                              -----------------     -----------------
                                                                                  (Unaudited)            (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                                    $             71     $             700
  Accounts receivable, net of allowance for doubtful accounts of
   $38 and $42 in 2003 and 2002, respectively                                             1,367                 1,350
  Stock subscription receivable                                                               -                   500
  Prepaid expenses and other current assets                                                 199                   239
                                                                               ----------------     -----------------
       Total current assets                                                               1,637                 2,789

Software costs, net                                                                         344                   444
Property and equipment, net                                                                 955                 1,166
Other assets                                                                                418                   492
                                                                               ----------------     -----------------
                                                                               $          3,354     $           4,891
                                                                               ================     =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                        $          2,000    $            1,669
  Due to bank                                                                               798                   690
  Deferred revenue                                                                          180                   252
  Current portion of long-term debt                                                         759                   396
                                                                               ----------------     -----------------
       Total current liabilities                                                          3,737                 3,007
Long term debt, net of current portion
                                                                                             70                   616
Dividends payable                                                                           287                    56
                                                                               ----------------     -----------------
       Total liabilities                                                                  4,094                 3,679
                                                                               ----------------     -----------------
Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
     Series A Convertible Preferred, 134,680 and 116,823 issued and outstanding in 2003 and 2002, respectively; liquidation preference
     of $2,750,000 and $2,500,000 in 2003 and 2002, respectively;                             -                     -
     Series B Redeemable Preferred, 974 issued and outstanding in 2003;
     liquidation preference of $974,075 in 2003                                               -                     -
  Common stock, $0.0001 par value; 50,000,000 and 150,000,000 shares authorized in 2003 and 2002 respectively;
     4,099,880 and 3,966,055 shares issued in 2003 and 2002,
     respectively; and 4,059,953 and 3,926,128 shares outstanding
     in 2003 and 2002, respectively                                                           -                     -
  Additional paid-in capital                                                            110,092               108,708
  Accumulated deficit                                                                  (110,463)             (107,081)
  Subscriptions receivable
                                                                                            (41)                  (62)
  Accumulated other comprehensive loss                                                        -                   (25)
                                                                               ----------------     -----------------
                                                                                           (412)                1,540
  Common stock in treasury, at cost  - 24,371 shares                                       (328)                 (328)
                                                                               ----------------     -----------------
       Total shareholders' equity                                                          (740)                1,212
                                                                               ----------------     -----------------

                                                                               $          3,354     $           4,891
                                                                               ================     =================

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002 (in thousands, except per share data)

                                                    Three Months Ended              Nine Months Ended
                                                    ------------------              -----------------
                                                       September 30,                  September 30,
                                                       -------------                  -------------
                                                    2003           2002            2003           2002
                                               --------------- -------------- --------------- --------------

   Revenue                                     $       2,085   $       1,851  $       6,354   $       5,348
                                               -------------   -------------  -------------   -------------

   Costs and expenses
     Operations, research and development                              1,189                          3,335
                                                       1,191                          3,756
     Sales and marketing                                                              2,255           1,793
                                                         676             643
     General and administrative
                                                         841             987          2,645           2,929
     Amortization and depreciation                       219             212            660             699
                                               -------------   -------------  -------------   -------------
                                                       2,927           3,031          9,316           8,756
                                               -------------   -------------  -------------   -------------
   Operating loss                                       (842)         (1,180)        (2,962)         (3,408)

   Other expenses
     Loss on sales of NetWolves common
        stock                                              -             (14)             -            (264)
     Other-than-temporary decline in
        Investment in NetWolves                            -               -              -            (457)
     Equity in Loss of Voyant and Valuation
       Adjustment                                          -            (281)
                                                                                          -            (603)
     Interest expense, net                               (70)            (52)          (231)           (140)
                                                         (25)             40            (66)             40
                                               -------------   -------------  -------------   -------------
   Loss before benefit from income taxes                (937)         (1,487)        (3,260)         (4,832)

   Benefit from income taxes                             109               -            109               -
                                               -------------   -------------  -------------   -------------

   Net loss                                             (828)         (1,487)        (3,151)         (4,832)


   Preferred stock dividends                            (102)              -           (231)              -
                                               -------------   -------------  -------------   -------------

   Net loss attributable to
        common shareholders                     $       (930)  $      (1,487) $      (3,382)  $      (4,832)
                                                ============   =============  =============   =============
   Other comprehensive income
      Reclassification adjustment and
      unrealized gain on marketable
      securities                                           -             (54)             -             (54)
                                               -------------   -------------  -------------   -------------
   Comprehensive loss                           $       (930)  $      (1,541) $      (3,382)  $      (4,886)
                                                ============   =============  =============   =============

   Basic and diluted net loss attributable
     to common shareholders  per share         $       (0.23)  $       (0.39) $       (0.85)  $       (1.37)
                                                ============   =============  =============   =============
   Basic and diluted  weighted average common
   shares outstanding                                  4,029           3,847          3,979           3,532
                                                ============   =============  =============   =============

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        For the Nine months ended
                                                                                              September 30,
                                                                                   -------------------------------------
                                                                                         2003               2002
                                                                                   ----------------- -------------------
                                                                                              (In thousands)
Cash flows from operating activities
 Net loss                                                                          $         (3,151)  $        (4,832)
  Adjustments to reconcile net loss to net cash used in
   operating activities
    Depreciation and amortization
       Property and equipment
       Software costs                                                                           559               610
       Other                                                                                    100                87
                                                                                                  2                 -
    Provision for doubtful accounts                                                              88                56
    Loss on sales of NetWolves common stock                                                       -               264
    Other-than-temporary decline in Investment in NetWolves                                       -               457
    Equity in loss of Voyant  and Valuation Adjustment                                            -               603
    Common stock and options issued for services                                                 175              671
     Common stock issued for settlement of restructuring charges                                   -               50
     Other                                                                                        25                -
  Changes in operating assets and liabilities
    Accounts receivable                                                                         (117)            (336)
    Prepaid expenses and other current assets                                                     40              733
    Other assets                                                                                  72               40
    Accounts payable and accrued expenses                                                        338              (41)
    Restructuring costs payable                                                                    -             (386)
    Deferred revenue                                                                            (60)              763
                                                                                   ----------------- -------------------
             Net cash used in operating activities                                           (1,929)           (1,261)
                                                                                   ----------------- -------------------
Cash flows used in investing activities
  Proceeds from the sale of NetWolves common stock                                                -               282
  Advances to Voyant                                                                              -              (465)
  Capital expenditures                                                                         (309)             (351)
                                                                                   ----------------- -------------------
                                                                                               (309)             (534)
                                                                                   ----------------- -------------------
Cash flows from financing activities
      Proceeds from Bank advances, net                                                          108               299
      Proceeds from the sale of preferred stock, net of fees                                    727                 -
      Proceeds from line of credit                                                              500                 -
      Proceeds from common stock and subscription receivable                                     21               573
      Consideration paid in connection with the sale of common stock                              -                (3)
      Proceeds from long term debt, net of fees                                                 496               250
      Repayments of long-term debt                                                             (243)             (119)
                                                                                   ----------------- -------------------
             Net cash provided by financing activities                                        1,609             1,000
                                                                                   ----------------- -------------------
Net decrease in cash and cash equivalents                                                     (629)              (795)

Cash and cash equivalents, beginning of period                                                 700              1,359
                                                                                   ----------------- -------------------
Cash and cash equivalents, end of period                                           $            71   $            564
                                                                                   ================= ===================



Non-cash investing and financing activities:

Conversion of long-term debt into 974 shares of
     Series B Redeemable Preferred Stock                                           $           974   $               -
                                                                                   ================= ===================


See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


1.   Interim Financial Information

     The condensed consolidated balance sheet as of September 30, 2003, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the periods ended September 30, 2003 and 2002, have been prepared by the Company without audit. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements. The results of operations for the quarterly period ended September 30, 2003, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     This suite of services enables the Company to provide a comprehensive Internet delivered service from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. This comprehensive service offering provides back office operations, cuts costs and provides for improved customer service by providing the end customer with easy access to all of the detailed information about their bill. The Company operates fully redundant data centers located at its main office in Bohemia, N.Y. and in Newark, N.J. The facility in New Jersey is leased at an International Business Machines ("IBM"), e- business Hosting Center.

     Management's liquidity plans are discussed in Note 8. As described in Note 7, the Company has one major customer that accounted for more than 91% of the Company's revenue for the nine- month period ended September 30, 2003. Loss of this customer would have a material adverse effect on the Company.

     In August, 2003, the Company executed an employment agreement with its president. The terms of the agreement indicate he shall serve as president until August 15, 2004 and thereafter as a consultant to the Company until February 15, 2007. Compensation while serving as president will be $240,000 per annum. Additionally, he was granted options to purchase 200,000 shares of the Company's common stock, 150,000 vesting upon execution of the agreement with the balance fully vesting by January 1, 2004. These options have an exercise price of $1.16 per share. Further, in addition to reimbursement of reasonable out of pocket business expenses, during his term as president he will be entitled to living and travel expenses not to exceed $3,100 per month. During the consulting period ( August 16, 2004

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     through February 15, 2007) he will be required to consult with the Company and its senior executive officers regarding its respective businesses and operations. Such consulting services shall not require more than 48 days in any calendar year, or more than four days in any month. The Company will pay $12,000 per month Compensation during the consulting period.

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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after September 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an entity that issues financial instruments (or may be required under the terms of a financial instrument to issue its equity shares) classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

     Stock Options and Similar Equity Instruments
     --------------------------------------------

     As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

                                                                    Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                                --------------------------- -------------------------
                                                                   2003          2002           2003         2002
                                                                ------------ -------------- ------------- -----------
     Net loss attributable to common shareholders
      As reported                                                   $(930)     $(1,487)       $(3,382)     $(4,832)
      Less:  Stock-based employee compensation
       expense determined under fair value-based
       method for all awards                                         (278)      (1,033)          (859)      (1,437)
                                                                  -------      -------        -------      -------
      Pro forma                                                   $(1,208)     $(2,520)       $(4,241)     $(6,269)
                                                                  =======      =======        =======      =======
     Basic and diluted net loss per share
      As reported                                                  $(0.23)      $(0.39)        $(0.85)      $(1.37)
                                                                  =======      =======        =======      =======
      Pro forma                                                    $(0.30)      $(0.66)        $(1.07)      $(1.77)
                                                                  =======      =======        =======      =======

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


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

     At September 30, 2003, the Company had assigned approximately $997,000 of accounts receivable to the Bank and received advances of $798,000 from the Bank.

4.   Software costs

     During the third quarter of 2003 the Company's management determined that the software acquired in the Platinum acquisition, valued at $344,000 as at September 30, 2003, might be greater than its fair value. The Company is currently negotiating a new sales agreement related to this software. In order to finalize the determination of the fair value of the software the Company must complete its sales negotiation. The Company anticipates completing the negotiation and fair value analysis during the fourth quarter of 2003. The carrying value of the software may be significantly reduced in the near term depending upon the results of the negotiation.


5.   Long Term Debt

Long-term debt consists of the following (in thousands):

                                                                               September 30,        December 31,
                                                                                    2003                2002
                                                                             ------------------- ----------------

       Lines of credit (a)                                                          $   605             $   133
       Capitalized lease obligations (b)                                                224                 319
       Term Loan  - Chief Executive Officer (c)                                           -                 250
       Installment Note - Markus & Associates (d)                                         -                 250
                                                                                    -------             -------
                                                                                        829                 952
       Less current portion                                                            (759)               (396)
                                                                                    -------             -------
       Long-term debt, net of current portion                                       $    70             $   556
                                                                                    =======             =======

(a) The Company has four lines of credit with various expiration dates. In June 2003, the Company obtained a discretionary Line of Credit ("LoC") in the amount of $500,000 from JP Morgan Private Bank ("JPMC"). The LoC is guaranteed by Tall Oaks Group, LLC, and is repayable the earlier of demand or June 30, 2005. The LoC permitted two forms of draw down; one based upon prime rate, the second based upon LIBOR. In July 2003, the Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. This obligation matures six months from date borrowed. The second line has an expiration date of July 30, 2006, bears an interest rate of 10%, is collateralized by substantially all the assets of Platinum and is personally guaranteed by one of the former officers of Platinum. The third line is payable on demand, bears an interest rate of 10% and has no available balance. The fourth line contains no expiration date, bears an interest rate of 16.25% and has no available balance.

(b) The Company has equipment under capital lease obligations expiring at various times through 2006. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment.

(c) In January 2002, the Company's Chairman and current Chief Executive Officer loaned the Company $250,000. The loan had a term of three years with interest at 5%, payable quarterly in arrears. In June 2003, the loan plus accrued interest, aggregating $266,000, was converted into 266 shares of the Company's Series B Redeemable Preferred Stock, ("Series B Preferred"). See Note 6.

(d) In December 2002, the Company executed a $250,000 note payable to Markus & Associates (an affiliate of S.J. & Associates, Inc.). This note was payable in 28 equal monthly installments of principal plus interest at 9-1/2%. In June 2003, the loan balance of $208,000 was converted into 208 shares of the Company's Series B Preferred stock. See Note 5.


6.   Shareholders' equity

     Preferred Stock
     ---------------

     In September 2002, the Company sold 93,458 shares of its Series A Convertible Preferred Stock, ("Preferred Stock") in consideration for $2,000,000 less fees and expenses of $178,000 to Metropolitan Venture Partners II, L.P. ("Metropolitan"), a private equity investment firm. In December 2002, the Company sold 23,365 shares of its Preferred Stock in consideration for $500,000 less fees and expenses of $61,000, to Metropolitan. The proceeds from this transaction were received January 3, 2003, and, as of December 31, 2002, the principal sum was reflected as stock subscription receivable. In June 2003, the Company sold 17,857 shares of its Series A Convertible Preferred Stock in consideration for $250,000 less fees and expenses of $5,000 to Metropolitan. The holders of Preferred Stock ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2 per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005.The payment of first dividend was originally scheduled for September 25, 2003, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. Dividends are payable, at the option of the holders, in cash or in the Company's common stock. Each share of Preferred Stock is convertible into 10 shares of common stock, at the option of the holder. The holders have certain demand and piggyback registration rights, have preference in the event of liquidation, and are entitled to ten votes for each share of Preferred Stock on all matters as to which holders of common stock are entitled to vote. As of September 30, 2003, $287,000 in dividends are payable to the holders

     The managing partner of Metropolitan was appointed as a member of the Company's Board of Directors in September 2002.

     In June 2003, the Company's Board of Directors approved the exchange of the then outstanding obligations to its Chairman and current Chief Executive Officer, Markus & Associates and Tall Oaks Group, LLC for 974 shares of Series B Preferred Stock at an exchange ratio of $1,000 of debt per share ("Price Per Share"). The Series B Preferred was issued as follows:

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



     -- 266 shares were exchanged for $266,000 of debt obligation to the Company's Chairman and current Chief Executive Officer;
     -- 208 shares were exchanged for $208,000 of debt obligation to Markus & Associates; and
     -- 500 shares were exchanged for $500,000 of debt obligation to Tall Oaks Group, LLC.

     Each of the Series B Preferred shares is entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum. Additionally, the Series B Preferred shares are redeemable, at the sole option of the Company, on or after March 31, 2005 (or prior to March 31, 2005 with the consent of majority-in-interest holders of Series B Preferred shares). Upon redemption, the holders of the Series B Redeemable Preferred shall be entitled to receive, for each share of Series B Redeemable Preferred outstanding, an amount equal to the Price Per Share plus accrued and unpaid dividends.

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

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been antidilutive for the periods presented, consist of the following (in thousands):

       Options to purchase common stock                                         3,352
       Convertible preferred stock                                              1,347
                                                                                -----

             Total potential common shares as of September 30, 2003             4,699
                                                                                =====
       Issuances after September 30, 2003 through December 9, 2003
          Common stock issued                                                      10
          Options to purchase common stock granted                                400
                                                                                -----
          Total Common shares and options issued October 1, 2003 through
       December 9, 2003                                                           410
                                                                                =====

     Common Stock and Options Issuances
     ----------------------------------

     During the quarter ended September 30, 2003, the Company issued 37,281 shares of its common stock and options to purchase 535,000 shares of its common stock as detailed below:

     -- Pursuant to an employment agreement with its Chief Executive Officer dated January 25, 2003, the Company issued 15,000 shares of its common stock valued at $16,000.

     -- In lieu of cash, for the three month period ended September 30, 2003, the Company issued 22,281 shares of its common stock valued at $26,000 to the Company's Board of Directors for Board fees.

     -- The Company granted 225,000 options to purchase shares of its common stock to certain employees and a Board member of the Company. The options were fully vested upon issuance, can only be exercised during the period March 31, 2005 to April 1, 2006 and have an exercise price of $1.26 per share.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     -- The Company granted 45,000 options to purchase shares of its common stock to a certain employee of the Company. The options vest 9,000 upon issuance and 3,000 per month for the months of January through December 2004, and have an exercise price of $0.75 per share.
     -- The Company granted 15,000 options to purchase shares of its common stock to a certain employee of the Company. The options vest 3,000 upon issuance and 1,000 per month for the months of January through December 2004, and have an exercise price of $0.75 per share.
     -- The Company, pursuant to an employment agreement executed in August, 2003, granted 200,000 options to purchase shares of its common stock to the president of the Company. The options will be fully vested by December 31, 2003, and have an exercise price of $1.16 per share.
     -- The Company granted 25,000 options to purchase shares of its common stock to a certain employee of the Company. The options vest 20% upon issuance, 20% December 31, 2003, 20% June 30, 2004, 40% December 31,
          2004 and have an exercise price of $0.75 per share.
     -- The Company granted 25,000 options to purchase shares of its common stock to a certain employee of the Company. The options vest 20% upon issuance, 20% December 31, 2003, 20% June 30, 2004, 40% December 31,
          2004 and have an exercise price of $0.95 per share.

     Subsequent to September 30, 2003:

     -- The Company, pursuant to an extended employment agreement with its Chief Executive Officer, granted 360,000 options. See Note 10.
     -- The Company granted 25,000 options to an employee, vesting 5,000 vested on issuance, 5,000 12/31/03, 5,000 3/31/2004, 5,000 6/31/2004,
          5,000 10/31/2004, with an exercise price of $1.10 per share
     -- The Company granted 15,000 to an employee, all options are vested but can be exercised during the period July 1, 2005 and July 1, 2007. The exercise price is $1.10 per share.

During the quarter ended June 30, 2003, the Company issued 76,851 shares of its common stock and options to purchase 389,000 shares of its common stock as detailed below:


     -- Issued 17,654 net shares of its common stock as payment of certain consulting expenses, valued at $15,000.
     -- Pursuant to an employment agreement with its Chief Executive Officer dated January 25, 2003, the Company issued 15,000 shares of its common stock valued at $20,000.
     -- In lieu of cash, for the six month period ended June 30, 2003, the Company issued 44,197 shares of its common stock valued at $57,000 to the Company's Board of Directors for Board fees.
     -- The Company granted 180,000 options to purchase shares of its common stock to certain employees of the Company. The options vest in one-third increments on April 30, 2004, April 30, 2005 and April 30, 2006 and have an exercise price of $1.20 per share.
     -- The Company granted 200,000 options to purchase shares of its common stock to an employee of the Company. The options, having an exercise price of $1.40, vested upon issuance, but may only be exercised during the period March 31, 2005 to April 01, 2006. The employee is also the Managing Partner and principal owner of Tall Oaks.
     -- The Company granted 9,000 options to purchase shares of its common stock to three employees of the Company. The options vest in one-third

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


          increments: on the date of issuance, December 31, 2003 and June 30, 2004. The options have an exercise price of $1.30 per share.


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

7.   Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications.

8.   Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide three separate products: ASP services, custom engineering services and AMS services.

                                                   Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                                  2003            2002            2003            2002
                                             --------------- --------------- --------------- ----------------

            ASP fees                              $   1,477       $   1,195        $  4,149       $   3,128
            Custom engineering fees                     557             458           1,779           1,682
            AMS fees                                     51             198             426             538
                                                  ---------       ---------        --------       ---------
                 Total Revenue                    $   2,085       $   1,851        $  6,354       $   5,348
                                                  =========       =========        ========       =========

     Major customer
     --------------

     For the three months ended September 30, 2003 and 2002, the Company had one major customer that accounted for 96.3% and 88.1% of the Company's total

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     revenue, respectively. For the nine months ended September 30, 2003 and 2002, this major customer accounted for 91.6% and 88.4% of the Company's total revenue, respectively. Accounts receivable from this customer amounted to $1,344,000 at September 30, 2003.


9.   Management's Liquidity Plans

     The Company's management has and will continue to take numerous steps that it believes will create positive operating cash flow for the Company. Key measures are as follows:

-- In July 2003, management commenced a major cost reduction plan involving among other things, staff reductions, executive pay rate reductions, reduced spending on non essential expense items, settle accounts payable with restricted Company common stock, as well as arrange wherever possible, deferred payment on some of its obligations.
-- Raise sufficient capital through private placements and or the incurrence of long term debt;
-- Actively pursue channel partner opportunities. The Company recently became a business partner with IBM;
-- Continue to market its custom engineering fees. The Company generated in excess of $2,500,000 in custom engineering fees for the year 2002, and has generated $1,779,000 in custom engineering fees for the nine months ended September 30, 2003. Management believes this revenue should continue throughout 2003 and into 2004. This form of revenue has generally led to recurring revenue;
-- Increase revenue as a result of the agreement entered into in 2002 between the Company and IBM, which allows IBM the ability to electronically attach supporting documentation to an electronic invoice, all submitted via the Internet to their customers;
--   Continue to develop new products and services;
-- Capitalize on the growing trend for outsource services within the communications sector. The acquisition of Platinum broadened the Company's product offerings in this market sector.

-- Lastly, the Company is presently in the process of raising additional capital of an amount it believes will be sufficient to meet it short term requirements. To date the Company has received commitments aggregating $1,650,000 (of which $120,000 has been received) primarily from its Chairman/CEO and Metropolitan.

     Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its short and long term plans as well as its ability to raise capital through the issuance of additional debt and/or equity financing should provide adequate funding through at least September 30, 2004. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and further reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

10.  Subsequent Events

     On April 16, 2003, the Company received notification from Nasdaq that it did not comply with Marketplace Rule 4310(c)(2)(B), to the extent that the Company did not have a minimum of $2,500,000 in shareholders' equity. On May 1, 2003 the Company submitted a plan which specifically outlined how it believed it would achieve and sustain compliance with this requirement. Nasdaq reviewed the plan submitted and determined that the Company's plan did not adequately address the issue. The Company appealed the decision to the Nasdaq Listing Qualification Panel (the "Panel"). On July 24, 2003, the Company presented its business case to the Panel during which time it requested and was granted until October 10, 2003 to comply with the original requirement. The Company has been engaged in certain actions to substantially increase its shareholder's equity, however, it has been

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     unable to accomplish this objective within the required timeframe. Accordingly, effective October 24, 2003 the Company's common stock trades on the Over-The-Counter Bulletin Board exchange, maintaining its ticker symbol of "DIRI".

     In October 2003, the Company obtained and fully drew on a $250,000 Line of Credit from Sterling National Bank. The Line of Credit is collateralized by various assets of the Company and is personally guaranteed by the Company's CEO and Chairman of the Board of Directors. The debt is repayable over a period of thirty six months and accrues finance charges, which are calculated based on an annual percentage rate of 7% applied against any outstanding balance.


     The Company extended its services agreement with its Chief Executive Officer on December 5, 2003. The agreement now expires August 24, 2007. The extended agreement calls for compensation of $15,000 per month and 360,000 options, vesting 7,500 per month for the term of the agreement (48 months), to purchase the Company's common stock at an exercise price of $1.16, the closing price of the Company's common stock on the date the agreement was effective. The agreement provides for reimbursement of reasonable out of pocket business expenses and further provides for living and travel expenses not to exceed $11,000 per month.

                      DIRECT INSITE CORP. AND SUBSIDIARIES



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

Overview

We primarily operate as an application service provider ("ASP") and, market an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic invoice presentation and payment ("EIP&P") as well as visual data analysis and reporting tools delivered via the Internet for our customers. Our core technology is d.b.Express?, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. In 2001 we acquired, Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which markets its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. We completed a merger with Platinum under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, our newly formed wholly owned subsidiary acquired all of the outstanding common stock of Platinum. Further, as an added source of revenue, we began in 2001 to provide custom engineering services for our customers. This suite of services enables us to provide a comprehensive Internet delivered service from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. This comprehensive service offering provides back office operations, cuts costs and provides for improved customer service by providing the end customer with easy access to all of the detailed information about their bill. We operate fully redundant data centers located at our main office in Bohemia, N.Y. and in Newark, N.J. Our facility in New Jersey is leased at an IBM,e-business Hosting Center. This co-location / redundancy feature enables us to offer virtually down time free service.

Results of operations

IBM continues to be our largest customer accounting for 96% of total revenue for the three-month period ended September 30, 2003, as compared to 88% for the three-month period ended September 30, 2002. We derive revenue from IBM from the sale of managed services (ASP) as well as custom engineering. During the second half of 2001, we entered into an agreement with IBM wherein for a per transaction fee, we enable IBM to present invoices to a portion of its customers via the Internet. This EIP&P offering has since been expanded to include additional functionality. In March 2002, the parties signed a new agreement, which allows IBM to expand this EIP&P offering to more of its customers, both domestic and international. In addition, the Company continues to provide data analysis and reporting services for IBM's telecommunications customers. We are actively pursuing new sales opportunities to reduce sales concentration.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

For the three months ended September 30, 2003, total revenue increased $234,000 from $1,851,000 for the three months ended September 30, 2002 to $2,085,000 for the three months ended September 30, 2003. An analysis of the increase is as follows: ASP revenue increased $282,000, or 24%, to $1,477,000 in 2003 from $1,195,000 in 2002, and custom engineering fees increased $99,000, or 22%, to $557,000 in 2003 from $458,000 in 2002. These increases were offset by a decrease in AMS fees of $147,000.

Total revenue for the nine month period ended September 30, 2003 aggregated to $6,354,000. When compared to $5,348,000, the total revenue earned during the same time period total in 2002, the Company achieved an increase in overall revenue of $1,006,000 or 19%. During the nine month time- frame, ASP revenue increased $1,021,000 to $4,149,000, representing a 33% increase in revenue from this service compared to the nine month total in 2002 of $3,128,000. The most significant factor contributing to the increase in ASP revenue has been the expansion of the EIP&P services. As of September 30, 2003 this service is offered in the U.S., Canada, Brazil, and eight nations in Europe, enabling our customers to deliver their invoices in all local languages. The Company believes that this service will continue to expand into additional countries in Europe, Middle East and into the Pacific Rim within the next three to six months. Engineering revenue increased by $97,000, or 6%, when comparing 2003 and 2002 amounts of $1,779,000 and $1,682,000, respectively. During the nine-month period ended September 30, 2003, AMS revenue decreased $112,000 to $426,000, when compared to $538,000 in the 2002 period.

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

     -- When comparing the three months ended September 30, 2003 and 2002, operations, research and development expenses remained virtually the same, increasing by $2,000. The Company continues to upgrade, improve and enhance its current products and services, while maintaining an approach to cost effectiveness.

     -- When comparing the nine months ended September 30, 2003 and 2002, the Company increased its operations, research and development expenses by $421,000 or 42% of incremental revenue growth of $1,006,000. The most significant item contributing to this increase was additional staffing costs and professional fees totaling $412,000. Additional operations, research and development expenses incurred associated with Platinum amounted to $17,000. All other expenses decreased by $8,000. Management believes that it is critical to maintain a qualified personnel staff and, further, to continue to enhance as well as develop new and innovative services and products. It is expected that operations, research and development costs will increase in future periods as a result of anticipated increases in future revenue as well as costs associated with its product/service enhancement and development activities.

Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for the Company's direct sales organization and marketing staff.

     -- Sales and marketing expenses increased $33,000 to $676,000 for the three months ended September 30, 2003, when compared to $643,000 for the three months ended September 30, 2002. Wages and consulting fees increased $71,000 and costs associated with Platinum increased $81,000. However, rent and travel expenses decreased $46,000 and $34,000, respectively. All other items in the aggregate decreased $39,000.

     -- Sales and marketing expenses increased $462,000 to $2,255,000 for the nine months ended September 30, 2003 when compared to $1,793,000 for the nine months ended September 30, 2002. Costs associated with Platinum increased expenses by $298,000. Further, wages and consulting fees increased $246,000. Offsetting these increases were rent and travel expenses which decreased $17,000 and $63,000, respectively.

General  and  administrative   expenses  include  administrative  and  executive
salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead.

     -- Expenses decreased $146,000 to $841,000 for three months ended September 30, 2003, when compared to $987,000 reported for the three months ended September 30, 2002. Major factors contributing to this decrease include reductions in general and administrative expenses related to Platinum of $40,000, expenses related to the Company's Board of Directors of $35,000, as well as a reduction in expenses related to salaries and benefits totaling $47,000.

     -- Expenses decreased $284,000 to $2,645,000 for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. Major factors contributing to this decrease include, among other things, a decrease in professional fees and business insurance of $210,000 and $21,000, respectively, general and administrative expenses related to Platinum of $29,000, expenses related to the Company's Board of Directors of $62,000, as well as a reduction in expenses related to salaries and benefits totaling $7,000. Offsetting these reductions were increases in auto expense of $34,000. Other expenses showed a net increase of $11,000.

Amortization and depreciation expenses increased $7,000 for the three months ended September 30, 2003 when compared to the three months ended September 30, 2002 and decreased $39,000 for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002.

Financial Condition and Liquidity

For the nine months ended September 30, 2003, the Company incurred net operating losses thereby requiring cash from sources other than normal operations to fund its operating activities. In order to fund its operating losses, the Company:

--   in January 2003,  received an unsecured  $500,000 loan from Tall Oaks.  See
     Note 5;
-- as described in Note 6, in December 2002, sold 23,365 shares of its Preferred Stock in consideration for $500,000 less fees and expenses of $61,000, to Metropolitan. The proceeds from this transaction were received January 3, 2003;
-- as described in Note 6, in June 2003, sold 17,857 shares of its Preferred Stock in consideration for $250,000, less fees and expenses of $5,000, to Metropolitan;
-- as further described in Note 6, reduced future cash outflows by exchanging $974,000 of Company obligations for 974 shares of its Series A-1 Preferred stock;
-- continues to make use of its financing arrangement with an asset based lending institution;
-- as described in Note 5, in July 2003, the Company drew the full $500,000 amount of a line of credit obtained from JP Morgan Private Bank;
-- in October 2003, the Company obtained a $250,000 line of credit from Sterling National Bank. See Note 10.

As detailed in the Condensed Consolidated Statement of Cash Flows, during the nine month period ended September 30, 2003, the Company utilized $1,929,000 in operating activities, which includes, among other items, a net loss of $3,151,000, an increase in accounts receivable of $117,000, and a decrease in deferred revenue of $60,000, partially offset by non-cash expenses totaling $949,000, an increase in accounts payable and accrued expenses of $338,000 and a decrease in prepaid expenses and other current assets of $40,000. Further, during the nine months ended September 30, 2003, the Company expended approximately $309,000 for capital expenditures.

In order to address the Company's cash requirements, management has and will continue to take numerous steps that it believes will create positive operating cash flow. Key measures are as follows:

     -- In July 2003, management commenced a major cost reduction plan involving among other things, staff reductions, executive pay rate reductions, reduced spending on non essential expense items, settle accounts payable with restricted Company common stock, as well as arrange wherever possible, deferred payment on some of its obligations.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

     -- Raise capital through private placements and or the incurrence of long term debt;
     -- Actively pursue channel partner opportunities. The Company recently became a business partner with IBM;
     -- Continue to market its custom engineering fees. The Company generated in excess of $2,500,000 in custom engineering fees for the year 2002, and has generated $1,779,000 in custom engineering fees for the nine months ended September 30, 2003. Management believes this revenue should continue throughout 2003 and into 2004. This form of revenue has generally led to recurring revenue;
     -- Increase revenue as a result of the agreement entered into in 2002 between the Company and IBM, which allows IBM the ability to electronically attach supporting documentation to an electronic invoice, all submitted via the Internet to their customers;
     --   Continue to develop new products and  services;
     -- Capitalize on the growing trend for outsource services within the communications sector. The acquisition of Platinum broadened the Company's product offerings in this market sector;
     -- Lastly, the Company is presently in the process of raising additional capital of an amount it believes will be sufficient to meet it short term requirements. To date the Company has received commitments aggregating $1,650,000 (of which $120,000 has been received) primarily from its Chairman/CEO and Metropolitan.

     Management believes that its plan will ultimately enable the Company to generate positive cash flows from operations. Until such time, the Company believes that its short and long term plans as well as its ability to raise capital through the issuance of additional debt and/or equity financing should provide adequate funding through at least September 30, 2004. However, there can be no assurances that the Company will have sufficient funds to implement its current plan. In such an event, the Company could be forced to significantly alter its plan and further reduce its operating expenses, which could have an adverse effect on revenue generation and operations in the near term.

Item 3 - Controls and Procedures

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


        (b)  Reports on Form 8-K

             Current Report on Form 8-K dated August 21, 2003.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DIRECT INSITE CORP.



/s/ James Cannavino                                 12/9/03
----------------------------------------        ----------------
James Cannavino, Chief Executive Officer        December 9, 2003


/s/ George Aronson                                  12/9/03
----------------------------------------        ----------------
George Aronson, Chief Financial Officer         December 9, 2003