Form 10KSB
period 2003-12-31
DIRECT INSITE CORP
filed 2004-04-14
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 2003
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from       to

                          Commission File No. 0-20660
                              DIRECT INSITE CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                   11-2895590
(State or other jurisdiction of            (I.R.S. Employer Identification  No.)
incorporation or organization)

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
Common Stock, par value $.0001                           NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuers revenue for its most recent fiscal year: $7,439,000.

As of March 31,2004, there were 4,227,984 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $2,550,891 based on the closing sales price of the Common Stock as quoted on the OTC-BB on such date.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                      Direct Insite Corp. and Subsidiaries
                Form 10-KSB for the Year Ended December 31, 2003

                                Table of Contents
                                -----------------



PART I
                                                                            PAGE
                                                                            ----
      ITEM 1    Description of  Business                                       1

      ITEM 2    Description of  Properties                                     9

      ITEM 3    Legal Proceedings                                              9

      ITEM 4    Submission of Matters to a Vote of Security Holders            9

PART II

      ITEM 5    Market for Common Equity and Related Stockholder Matters      10

      ITEM 6    Management's Discussion and Analysis or Plan of Operation     11

      ITEM 7    Financial Statements                                          16

      ITEM 8.   Changes in and Disagreements with Accountants on Accounting   16
                and Financial Disclosure

      ITEM 8A.  Controls and Procedures                                       16

PART III

      ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(A) of the Exchange Act             17

      ITEM 10.  Executive Compensation                                        19

      ITEM 11.  Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                    21

      ITEM 12.  Certain Relationships and Related Transactions                22

      ITEM 13.  Exhibits and Reports on Form-8K                               22

      ITEM 14.  Principal Accountant Fees and Services                        25


SIGNATURES                                                                    26

CERTIFICATIONS

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS
--------------------------------

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Form 10-KSB including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-KSB, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as such words or expressions relate to us or our management, identify forward-looking statements. Such forward - looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, the risk of errors or failures in our software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

OVERVIEW

     Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as "Direct Insite" or the "Company"), was organized under the name Unique Ventures, Inc. as a public company, under the laws of the State of Delaware on August 27, 1987. In August, 2000, we changed our name to Direct Insite Corp. which the Board of Directors believed was more in line with our new direction.

     In March, 2000, Mr. James A. Cannavino was elected a board member and Chairman of the Board. Shortly thereafter, Dr. Dennis Murray, president of Marist College and Mr. Charles Feld, Founder and Chief Executive Officer of the Feld Group, and Chief Information Officer of First Data Resources and the former Chief Information Officer of Delta Air Lines, were elected to our Board of Directors. In April, 2000, Mrs. Carla J. Steckline, the then attorney general of the state of Kansas, was elected to serve as a member of the Board. As part of the terms and conditions of our financing transaction with Metropolitan Venture Partners II, L.P., a private equity investment firm, ("Metropolitan"), Mr. Peter Yunich, their managing partner, was elected to our Board in September, 2002. In February 2004, Mr. Bernard Puckett, Chairman of the Board of Openwave Systems, Inc. and former Senior Vice President of Strategy and Business Development at IBM, was appointed to our Board, replacing Mr. Feld, who had previously resigned to assume new responsibilities at Electronic Data Systems ("EDS").

Our Current Business

     We operate primarily as an application service provider ("ASP") and, market an integrated service offering that provides for high volume processing of transactional billing data, electronic bill presentment and payment ("EBP&P").The offering also supports a visual data analysis and reporting tool that is delivered via the Internet. Our core technology is dbExpressTM, a proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. Further, in 2001, we began to provide custom engineering services for our customers. These services have increasingly become a significant source of revenue for us and we believe will continue to increase. Additionally, we believe that this type of service leads to recurring revenue streams similar to our ASP products.

     This suite of offerings enables us to provide customers with a comprehensive set of services ranging from graphical rendering of transaction records to complex workflow management processes, preliminary bill review, to final invoice presentment with supporting "attached" data items. This comprehensive service offering provides support for Accounts Receivable (AR) and Accounts Payable (AP) back office operations, reduces operating costs and provides for improved customer satisfaction. The Company operates data centers located at the main office in Bohemia, N.Y. and in Newark, NJ. The Direct Insite facility in New Jersey is space leased at an International Business Machines ("IBM"), e-business Hosting Center. This co-location facility and its associated high redundancy feature supports mission critical service level agreements with virtually no down time.

     IBM, our largest customer, representing more than 97% of our revenue in each of the two years in the period ended December 31, 2003, utilizes our products and services to allow their large enterprise customers to mine their respective high volume telecommunications data to determine cost allocation by usage, provide for network planning, budgeting and the identification of significant trends in calling patterns. In addition, we added electronic invoice presentment, payment and analysis capabilities to our services offering all based on our dbExpressTM platform.

     Since the initial deployment of our principal service, Invoices on Line ("IOL") in the United States geographic area, we have expanded the geographic areas of service coverage to include Canada, South America, and the major European countries. We believe that providing such global coverage uniquely address the global invoice distribution needs of Fortune 500 counties.

Recent Financing

     In December 2003 the Board of Directors authorized us to sell up to 1,500 shares of Series C Redeemable Preferred Stock ("Series C Preferred") at $1,000 per share. The holders of Series C Preferred are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on October 1, 2005. The holders of Series C Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series B Preferred Stock. As of December 31, 2003 we had sold 590 shares of Series C Preferred and received proceeds of $590,000 less expenses of $60,000. Subsequent to December 31, 2003, we sold an additional 760 shares for $760,000. Of the total shares sold through March 31, 2004, Metropolitan has purchased 540 shares, our Chairman and Chief Executive Officer of the Company purchased 200 shares and certain
Directors purchased 105 shares. The proceeds were used for working capital purposes.

     In June 2003, the Company's Board of Directors approved the exchange of the then outstanding obligations to our Chairman and Chief Executive Officer, Markus & Associates and Tall Oaks Group, LLC for 974 shares of Series B Preferred Stock at an exchange ratio of $1,000 of debt per share ("Price Per Share"). The Series B Preferred was issued as follows:

     -- 266 shares were exchanged for $266,000 of debt obligation to our Chairman and Chief Executive Officer;

     -- 208 shares were exchanged for $208,000 of debt obligation to Markus & Associates; and

     -- 500 shares were exchanged for $500,000 of debt obligation to Tall Oaks Group, LLC.

     Each of the Series B Preferred shares is entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum. Additionally, the Series B Preferred shares are redeemable, at the sole option of the Company, on or after March 31, 2005 (or prior to March 31, 2005 with the consent of majority-in-interest holders of Series B Preferred shares). Upon redemption, the holders of the Series B Preferred shall be entitled to receive, for each share of Series B Preferred outstanding, an amount equal to the Price Per Share plus accrued and unpaid dividends.

     In September 2002, we sold 93,458 shares of its Series A Convertible Preferred Stock, ("Series A Preferred ") in consideration for $2,000,000 less fees and expenses of $178,000 to Metropolitan. In December 2002, we sold 23,365 shares of its Preferred Stock in consideration for $500,000 less fees and expenses of $61,000, to Metropolitan. The proceeds from this transaction were received January 3, 2003, and, as of December 31, 2002, the principal sum was reflected as stock subscription receivable. In June 2003, we sold 17,857 shares of its Series A Convertible Preferred Stock in consideration for $250,000 less fees and expenses of $5,000 to Metropolitan. The holders of Preferred Stock ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The payment of first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. Dividends are payable, at the option of the holders, in cash or in the Company's common stock. Each share of Preferred Stock is convertible into 10 shares of common stock, at the option of the holder. The holders have certain demand and piggyback registration rights, have preference in the event of liquidation, and are entitled to ten votes for each share of Preferred Stock on all matters as to which holders of common stock are entitled to vote.

Discontinued Products and Services

     In 2001 we acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which marketed its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. As a result of the lack of development of the Platinum business and to focus our resources on our core business, in December 2003, we decided to close the operations of Platinum. For the years ended December 31, 2003 and 2002 Platinum incurred losses of $1,912,000 and $797,000, respectively, including a provision for closing costs of $220,000 and impairments of long-lived assets of $352,000 in 2003. The losses are reflected as Loss from Discontinued Operations in the accompanying Consolidated Statements of Operations.

PRODUCTS AND SERVICES

     We currently operate in one business segment, the Electronic Billing Presentment and Payment ("EBP&P") sector, and, during the years 2003 and 2002, have provided three primary forms of service offerings: EBP&P Application Service Provider ("ASP") Services, AMS or TAMS Services (which have been reclassified to discontinued operations) and professional engineering services.

     Within the ASP offering we provide two primary services:

     --  Invoices  On  Line,  an  EBP&P  offering,  and;

     -- dbExpress, a data visualization and mining service

     Invoices on Line
     ----------------

     IOL is an advanced web-based electronic invoice presentment, workflow management; reporting and data interrogation/analysis platform designed for large enterprise customers conducting business internationally. Direct Insite's web-based service offering has been operational since 2002 and is currently delivering invoices to users in the Americas - the US, Canada, and South American, - in Europe, the Middle East and Africa (EMEA) geographic regions including England, Ireland, Germany, Italy and France. Service is also provided to the Nordic, Scandinavian, and Iberian countries. We are planning on supporting additional geographies and languages throughout the course of 2004.

     From a system user perspective, IOL is operated on behalf of an enterprise that delivers goods and services to a customer. Subsequent to delivery, IOL would be the vehicle for the service provider or "Biller" to present an invoice to the customer, who would become the "Payer" of an invoice. IOL provides the following functions on behalf of the Biller to the customer or Payer:

     -- Summary View of Invoice. IOL enables the Payer to view a collection of all invoices being presented to the Payer and further allows the payer to view a summary of the amount due for goods and services. This allows the Payer to view the total amount due as well as a summary of the collection of goods and services delivered.

     -- Complex Presentment. (Data centric views). Historically, paper invoices have been used by Billers as the primary vehicle to communicate the types of goods and services delivered to customers. Because of the fundamental limitations of the amount of detail that could be present in a "single sheet" paper invoice, there was a general lack of detail provided to the customers. The result of the absence of detail resulted in calls to the biller in order to obtain more information. IOL is based on a hierarchical data structure that allows the user the convenience of seeing a high level summary of all invoices or to "drill down" on any given invoice or any line item of an invoice. This "Data- centric" model conveniently supports high level summary or low level explanatory information to satisfy the customers needs to understand and pay the invoice.

     -- Data Mining and Visualization. Another benefit of data-centricity is the ability to utilize the dbExpress data mining technology across the entire enterprise to analyze line item detail information - not just a single operating unit or limited geographical area of the business. Additionally, IOL provides a significant archiving capability such that 12 to 24 months of historical invoicing/charges can be data mined for trend and optimization opportunities. The results of the mining activity are presented in a highly visualized manner to the user.

     -- Notification. Email notification is used to provide invoice alerts, disputes, workflow, administration, invoice status and payment timing.

     -- Multi-tiered Accounts. This capability is used for allocating portions of an invoice across complex, payer organizational structures with multiple levels of management and associated viewing rights and/or privileges often found in large enterprise accounts.

     -- Workflow Management. Enables the user to electronically route the invoice through the approval chain; passing the designated portions of an invoice to necessary parties for approval. This will also assist the user's ability to verify whether the approving parties have received the invoice and if the portion has been reviewed, approved or disputed..

     -- Dispute Management. This capability supports the ability of the customer/payer to dispute a charge at the invoice level of at the level of any line time within the invoice. Once invoked, the billing dispute function provides for automatic "forms fill" of the information related to the dispute and automatically routes the dispute to the appropriate customer support organization.

     -- Payment and Remittance. This facility supports multiple payment options such as full payment, schedule payment and auto payment. The system also supports balance-forward accounting or open invoice accounting. Pre- scheduled payments are also supported by the system.

     -- Billing Inquiry (or Trouble Ticket). The process of customer or payer registering a disagreement with a given line item of the invoice or simply needing to require a clarification of additional supporting data is supported through the Billing Inquiry function".

     -- Report Capabilities. Users can track orders, disputes, billing inquires, payments and system usage. This reporting function is driven by an online analytical processing (OLAP) tool that plugs into the user's database. This text reporting capability complements the graphical representation of results that is the output of the dbExpress data- mining tool.

     dbExpress

Background

     dbExpress has been in use in various forms for more than ten years. The Windows Version 1.0 of dbExpressTM was introduced in December, 1993, and the DOS version was introduced in late 1992. Windows Version 2.0, with significantly enhanced functionality based on user feedback, was introduced in the second quarter of 1994 and a Windows 95(R) Version was introduced in the third quarter of 1995. Windows NT(R), Internet Server and JAVA Applet versions were introduced in 1996 and 1997. Version 6.0 was released during the fourth quarter of 1999; significant new features include increasing the ability to interactively access, via the Internet, millions of records in a matter of seconds.

     dbExpress is a software tool which assists end users in the retrieval and visualization of all types of data. It allows customers to access and analyze high volumes of technical and account information. With the patented data mining technology found in dbExpress, high volumes of detailed information is presented in our unique interface known as a "Filescape". With dbExpress, the customer may create a graph, report, or simply list the customer information for easy viewing. dbExpress simplifies the preparation of traditional reports by giving the customer the ability to view the billing data interactively using simple point-and-click mouse operation. With dbExpress, the customer is given the ability to drill down into the call detail information allowing the customer to identify data trends and "cause and effect" relationships in an interactive, graphical format.

Addresses Internet Bandwidth Limitations

     dbExpress is a data analysis tool that addresses a major Internet problem, that of high data volume and limited bandwidth. This limitation is currently responsible for the lengthy delays associated with data downloading. dbExpress is a web based reporting and analysis system that was introduced to deliver all of the functionality of dbExpress for the desktop with the advantages of managing the monthly call detail records on a centralized information server that is accessible via the World Wide Web. The Web based information delivery via the Internet is preferable to CD-ROM because, in most instances, large volumes of hard drive space are required. dbExpress runs in common web browsers such as Internet Explorer 5.X (and newer versions) plus Netscape Navigator 4.X (and newer versions). This enables the ability to interact with and report on large monthly billing period data via remote Internet access.

Advantages of dbExpress

     All Data Indexed - Unlike traditional database products, dbExpress precomputes data access indexes associated with all data relationships of interest. This eliminates the need to compute such access mechanisms on a case by case basis. The users of dbExpress are free to "question" the data base across a wide range of relationships and massive amounts of data with far less time delay as compared to the standard data base query systems. Furthermore, the presentment of the "search results" is in the form of graphical "filescapes" that can be "visually drilled down" to further understand the information relationships.

     Graphics Driven - The data is delivered via the Internet with simple browser technology thereby allowing an authorized Internet user to manipulate huge databases in seconds.

     High Power / Low Cost - dbExpressTM enables users to analyze millions of records over the Internet without the need to first download the data being analyzed.

     Better Access to Information - dbExpressTM improves the accessibility to databases created by database management systems (DBMS) by eliminating the need to write queries in computer code and facilitates data searches through the use of graphical query tools. We believe that this results in more timely and better quality business decision-making.

     Broader Access to Information. - dbExpressTM enables a broader population within an organization to visually and interactively mine data without the need or support from internal or external management information system (MIS) professionals. dbExpressTM performs these tasks faster than conventional data base systems because the various paths to access the data are calculated one time when the data in loaded into dbExpress as compared to traditional approach of waiting until the user asks for a given type of data and the access path is computed when requested and not in advance.

     Ease of Use - dbExpressTM utilizes simple "point-and-click" navigation approach, which enables the user to view and analyze data to the lowest level of detail. dbExpressTM provides powerful desktop functionality, via the Internet, that allows the exploration of data patterns, trends, and exceptions. Data searches, queries and analyses can be converted to sophisticated, simple to use presentations providing integrated business graphics and report writing capabilities.

     Interfaces With Leading Databases and Other Tools - dbExpressTM provides direct access to leading databases created by Data Base Management Systems
(DBMS) vendors and can be exported to popular spreadsheets, report writers, graphics packages and word processors.

     Integrates Data From Multiple Vendors - When dbExpressTM reads a database, it creates its own summaries of information through a proprietary process. Information contained in databases is formatted into d.b.Express's proprietary format. This permits users to access and compare information contained in enterprise-wide databases created by different vendors simultaneously in the d.b.Express' user-friendly environment.

     Works in Common Operating Environments - dbExpressTM operates in virtually all file server and peer-to-peer networking environments providing secure visual data mining functionality through Internet browsers.

     High Processing Speed - Once a database source has been processed, dbExpressTM employs proprietary matrix storage technology rather than rereading each data element in that database. The elimination of this rereading step increases the speed of data access enabling ad-hoc analysis at a rate that has been demonstrated to be far faster than possible with any other system.

     Security, Access and Storage - In order to meet the archival requirements of customers, the Company produces CDs of each month's billing details. In order to provide this service, the Company has put into place a fully redundant data center. The archive service is available 24 hours a day, 7 days a week, 365 days a year.

     Historically, our primary product offering was dbExpress, the visual data analysis platform described for use by Fortune 500 companies to consolidate communications traffic for the purpose of system analysis and contract compliance. The telecommunication offerings were expanded with the acquisition of a telecommunications asset management system suite of back office communications management software products. This suite of offerings provided the capability to manage complex high volume communications services within the large enterprise; work flow management, service provisioning, transaction rating, billing and analysis, A/R and cash application and electronic intra/inter company invoicing.

     During 2001, we enhanced our service offerings by combining electronic invoice presentment and payment functionality with dbExpress. This combination provides Internet-based services to customers in the form of an electronic invoice capable of delivering both summary and detailed billing information with the ability to data mine high volume of internet transactions that large companies generate. This "data centric" approach is a significant departure from the industry standard "document centric" approach that delivered print stream images over the Internet and not the line item detail. This approach, and the addition of payment capabilities, formed the basis for our enhanced Electronic Bill Presentment and Payment offering referred to as Invoices on Line which was brought to market in 2002. This combined set of services has allowed Direct Insite to significantly expand its market opportunities to include any large enterprise in a given industry sector that seeks to provide their customers with an electronic invoice with the associated line item detail information with the associated reports and data mining capabilities.

     Previously, all of the electronic reporting and analysis capabilities of dbExpress were being delivered in support of the traditional paper-based billing system. For simple or low volume detail accounts, electronically delivered invoices are primarily a reproduction of the print stream. We believe that electronic invoices delivered to large enterprise customers require the ability to deliver all of the line item detail to support the summary billing information as well as the tools necessary to mine that data. IOL offers to this market electronic presentation of invoices along with the tools to verify the detail behind the invoice. The Direct Insite offering is a "data centric" solution built on delivering summary billing information constructed from the underlying detail data contained in an underlying database. Because the supporting detail information, analysis and reporting tools are made available to the end user, costs are reduced for both the provider and customer while improving customer service through customer self care. We believe that this is a critical component and a compelling reason to encourage potential customers to adopt our electronic invoice presentment and payment service.

     The Company now has a complete systems management solution called TAMS or telecommunications asset management system based on the control of a single database, all of the functionality required to manage the back office workflow and the high volume information delivery system for demanding enterprise accounts that includes EBP&P. The acquisition of Platinum and their AMS carrier management system in May 2001 provided us with the complementary software products and telecommunications industry management experience to offer the necessary software tools to process the high volume of telecommunication switch data to the electronically presented invoice complete with data mining - all on an outsourced business model.

SALES AND MARKETING

     CHANNELS TO MARKET

     We have two primary channels to market - direct through our sales representatives and indirect through channel and strategic partners. These channels are supported by a technical sales support group.

     Direct
     ------
     We have increased our direct sales resources to include three full time sales representatives. In addition, our directors and executives are involved in new client development and the establishment of channel partnerships.

     Indirect
     --------

     We are pursuing both reseller and strategic partner relationships to further develop existing account relationships and to increase market coverage. These relationships can also expand our offerings, therefore we are seeking to establish partnerships with other companies that offer complementary products and services such as supply chain management and payment services. The use of the indirect channel provides access to the additional engineering and professional resources required to implement our EBP&P service offering.

     IBM RESELLER AGREEMENT

     The Company signed a reseller agreement with IBM on August 4, 2003. This agreement provides IBM with the ability to sell the Invoice on Line service offering to its customers. The Company supports this sales activity by providing Subject Matter Experts (SME's) to assist the IBM sales organization.

     Technical Sales Support and Post-Sales Account Management

     We have a pre-sales support staff and add post sales support to the existing account management group as we secure new business. This group is responsible for technical sales presentations, developing proposals and pricing, contract administration and then account management upon completion.

RESEARCH AND DEVELOPMENT

     The computer software industry is characterized by rapid technological change, which requires ongoing development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or changes in manufacturers' hardware and software so require.

     We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of March 31, 2004, our research and development group consists of 21 employees. Further, when needed, we retain the services of independent professional consultants. We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position. For the two years ended December 31, 2003 and 2002, research and development expenses were approximately $3,201,000, and $3,903,000, respectively, including $561,000 and $673,000 for
2003 and 2002, respectively, that are included in Loss from Discontinued Operations in the accompanying Consolidated Statements of Operations. We believe that investments in research and development are required in order to remain competitive.

COMPETITION

     We believe our primary competitors are:

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

Bottomline Technologies (NASDAQ: EPAY) was established in 1989 and provides a Business to Business ("B2B") EBPP solution, primarily to financial institutions and the legal services markets. The company's products include software designed to automate the disbursement process for banks and their corporate customers' anti-fraud and electronic commerce payment software. Bottomline focuses on cash management and financial-related remittance, reporting and audit data. The company has over 500 employees and is based in Portsmouth, NH.

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

Vwlosant (formerly BillingZone), established as a joint venture between PNC Bank and Perot Systems, was acquired by e-One Global. BillingZone is an information technology services firm that serves the B2B EBPP market with a consolidator model that is focused on the B2B EBPP industry and is primarily payer-centric.

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

     Many of our current and potential competitors have greater name recognition, larger installed customer bases, longer operating histories, and substantially greater financial, technical and marketing resources than Direct Insite. We cannot assume that current and potential competitors will not develop products that may be or may be perceived to be more effective or responsive to technological change than are our current or future products or that our technologies and products will not be rendered obsolete by such developments. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

     We had 56 employees, all in the United States, at March 31, 2004, including 34 in technical support, (including research and development), 9 in marketing, sales and support services, and 13 in corporate finance and administration. Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel. We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.

INTELLECTUAL PROPERTY

     We have two federally registered trademarks, which we rely upon: "dbExpress TM" and "dbACCEL TM". In addition, we received a patent for the proprietary aspects of our dbExpress technology in 1994, and a second, expanded patent on that technology in 1995, which broadened the claims regarding the product's graphical interface and indexing. No assurance can be given that our patents and copyrights will effectively protect us from any copying or emulation of our products in the future.

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

Item 2.  DESCRIPTION OF PROPERTIES
----------------------------------

     We currently maintain leased facilities in the locations listed below:

         Description             Location           Square Footage         Lease term          Annual Rental Cost
         -----------             --------           --------------         ----------          ------------------
    Corporate offices          Bohemia, NY               10,000           7/1/02 - 6/30/04           $201,600
    Co-location facility       Newark, NJ                Note 1          10/1/03 - 9/30/08           $257,280

Note 1. We are obligated under the terms of an agreement with our major customer to maintain a co-location site at an IBM eHosting facility in Newark, New Jersey or an agreed on alternative location. The redundant facility provides us with, among other things, switches, routers, racks, connections to Internet network access points, at a variety of bandwidths, various levels on monitoring, and access to problem management support. The lease expires on September 30, 2008.

     In addition, we are obligated under an office lease for our closed operations in Dallas, Texas. The remaining lease payments through the lease termination date of November 30, 2006 approximates $238,000. We are actively pursuing subletting this facility. The amount of the remaining lease payments less anticipated sublet rental income is included in the Loss from Discontinued Operations in 2003 in the accompanying Consolidated Statements of Operations.

Item 3.  LEGAL PROCEEDINGS
--------------------------

     We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2003.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

(a) Market Information

     Our common stock is traded on the Over-The-Counter Bulletin Board since October 24, 2003. Previously our stock was traded on NASDAQ SmallCap market since September 23, 1992. The following table sets forth the high and low sales prices for our common stock by the quarters indicated:

                                              High                  Low
                                              ----                  ---
2002:
    First Quarter                             1.690                1.000
    Second Quarter                            3.160                1.200
    Third Quarter                             2.950                2.000
    Fourth Quarter                            2.500                1.600

2003
    First Quarter                             2.430                1.370
    Second Quarter                            1.850                1.040
    Third Quarter                             1.480                0.590
    Fourth Quarter                            1.050                0.520

2004
    First Quarter                             1.080                0.560

(b) As of March 31, 2004, there were 3,160 shareholders of record. We estimate that there are approximately 10,700 shareholders, including shareholders whose shares are held in the name of their brokers or stock depositories.

(c) There were no cash dividends or other cash distributions made by us during the year ended December 31, 2003 to common shareholders. In 2003, we paid dividends of $30,000 to Preferred Series B Shareholders Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) During the fourth quarter of 2003, we issued unregistered shares of our common stock as follows:

     -- Pursuant to an employment agreement with our Chief Executive Officer, we issued 5,000 shares of common stock valued at $3,000;

     -- We issued 42,000 shares of common stock valued at $41,000 to consultants for services.

(e) Subsequent to December 31, 2003, we issued unregistered shares of our common stock as follows:

     -- Pursuant to an employment agreement with our Chief Executive Officer, we issued 15,000 shares of common stock valued at $12,000;

     -- We issued 82,509 shares valued at $101,000 to directors for service on the Board of Directors and Committees of the Board;

     --   We issued 35,000 valued at $26,000 shares to an employee;  .

     --   We issued 55,000 shares valued at $41,000 to consultants for services

     The foregoing shares were issued in reliance on the exemption provided by Section (4)(2) of the Securities Act as transactions not involving a public offering. All shares to officers and directors were issued under stock plans that have been approved by shareholders. All prior issuances of equity securities during the past three years have been previously reported.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Overview

     Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as "Direct Insite" or the "Company"), was organized under the name Unique Ventures, Inc. as a public company, under the laws of the State of Delaware on August 27, 1987. In August, 2000, we changed our name to Direct Insite Corp. which the Board of Directors believed was more in line with our new direction.

     In March, 2000, Mr. James A. Cannavino was elected a board member and Chairman of the Board. Shortly thereafter Dr. Dennis Murray, president of Marist College and Mr. Charles Feld, Chief Information Officer of First Data Resources and the former Chief Information Officer of Delta Air Lines, were elected to our board. In April, 2000, Mrs. Carla J. Steckline, the then attorney general of the state of Kansas, was elected to serve as a member of the Board. As part of the terms and conditions of our financing transaction with Metropolitan Venture Partners II, L.P., a private equity investment firm, ("Metropolitan"), Mr. Peter Yunich, their managing partner, was elected to our Board in September, 2002. In February 2004, Mr. Bernard Puckett, Chairman of the Board of Openwave Systems, Inc. and former Senior Vice President of Strategy and Business Development at IBM was appointed to our Board, replacing Mr. Feld who assumed new responsibilities at Electronic Data Systems ("EDS").

     We primarily operate as an application service provider ("ASP") and, market an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation and payment ("EBP&P") as well as visual data analysis and reporting tools delivered via the Internet for our customers. Our core technology is dbExpressTM, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. Further, in 2001, we began to provide custom engineering services for our customers. These services have increasingly become a significant source of revenue for us and we believe will continue to increase. Additionally, we believe that this type of service leads to recurring revenue streams similar to our ASP products.

     This newly assembled suite of services enables us to provide a comprehensive Internet delivered service from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. This comprehensive service offering provides back office operations, cuts costs and provides for improved customer service by providing the end customer with easy access to all of the detailed information about their bill. We operate fully redundant data centers located at our main office in Bohemia, N.Y. and in Newark, NJ. Our facility in New Jersey is space leased at an International Business Machines ("IBM"), e-business
Hosting Center. This co-location / redundancy feature enables us to offer virtually down time free service.

     Currently, IBM, our largest customer, representing approximately 97% of our revenue in each of the two years in the period ended December 31, 2003, utilizes our products and services to allow their large enterprise customers to mine their respective high volume telecommunications data to determine cost allocation by usage, provide for network planning, budgeting and the identification of significant trends in calling patterns. In addition, we added electronic invoice presentment, payment and analysis capabilities to our services offering all based on our dbExpressTM platform.

Discontinued Operations

     In 2001 we acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which marketed its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. As a result of the lack of development of the Platinum business and to focus our resources on our core business, in December 2003 we decided to close the operations of Platinum. For the years ended December 31, 2003 and 2002 Platinum incurred net losses of $1,912,000 and $797,000, respectively, including a provision for closing costs of $220,000 and impairments of long-lived assets of $352,000 in 2003. The losses are reflected as Loss from Discontinued Operations in the accompanying Consolidated Statements of Operations.

Recent Financing

     In December 2003 the Board of Directors authorized us to sell up to 1,500 shares of Series C Redeemable Preferred Stock ("Series C Preferred") at $1,000 per share. The holders of Series C Preferred are entitled to dividends, on a cumulative basis, at the rate of 9.5% per year, compounded and payable quarterly beginning on October 1, 2005. The holders of Series C Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series B Preferred Stock. As of December 31, 2003 we had sold 590 shares of Series C Preferred and received proceeds of $590,000 less expenses of $60,000. Subsequent to December 31, 2003 we have sold an additional 760 shares for $760,000. Of the total shares sold to March 31, 2004, Metropolitan has purchased 540 shares and the Chairman and Chief Executive Officer of the Company has purchased 200 shares. The proceeds were used for working capital purposes.

     In June 2003, the Company's Board of Directors approved the exchange of the then outstanding obligations to our Chairman and Chief Executive Officer, Markus & Associates and Tall Oaks Group, LLC for 974 shares of Series B Preferred Stock at an exchange ratio of $1,000 of debt per share ("Price Per Share"). The Series B Preferred was issued as follows:

     -- 266 shares were exchanged for $266,000 of debt obligation to our Chairman and Chief Executive Officer;

     -- 208 shares were exchanged for $208,000 of debt obligation to Markus & Associates; and

     -- 500 shares were exchanged for $500,000 of debt obligation to Tall Oaks Group, LLC ("Tall Oaks").

     Each of the Series B Preferred shares is entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum. Additionally, the Series B Preferred shares are redeemable, at the sole option of the Company, on or after March 31, 2005 (or prior to March 31, 2005 with the consent of majority-in-interest holders of Series B Preferred shares). Upon redemption, the holders of the Series B Preferred shall be entitled to receive, for each share of Series B Preferred outstanding, an amount equal to the Price Per Share plus accrued and unpaid dividends.

     In  September  2002,  the  Company  sold  93,458  shares  of its  Series  A
Convertible Preferred Stock, ("Series A Preferred ") in consideration for $2,000,000 less fees and expenses of $178,000 to Metropolitan , a private equity investment firm. In December 2002, the Company sold 23,365 shares of its Preferred Stock in consideration for $500,000 less fees and expenses of $61,000, to Metropolitan. The proceeds from this transaction were received January 3, 2003, and, as of December 31, 2002, the principal sum was reflected as stock subscription receivable. In June 2003, the Company sold 17,857 shares of its Series A Convertible Preferred Stock in consideration for $250,000 less fees and expenses of $5,000 to Metropolitan. The holders of Preferred Stock ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9.5% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005.The payment of first dividend was originally scheduled for September 25, 2003, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. Dividends are payable, at the option of the holders, in cash or in the Company's common stock. Each share of Preferred Stock is convertible into 10 shares of common stock, at the option of the holder. The holders have certain demand and piggyback registration rights, have preference in the event of liquidation, and are entitled to ten votes for each share of Preferred Stock on all matters as to which holders of common stock are entitled to vote.

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

Financial Condition and Liquidity

     For the year ended December 31, 2003, we incurred a loss from continuing operations of $3,270,000 compared to a loss from continuing operations of $6,114,000 for the year ended December 31, 2002, an improvement of $2,844,000 or 47%. We used $2,444,000 in cash for operations in 2003 (including cash used for discontinued operations of $1,012,000) compared to $2,736,000 in 2002, an improvement of $292,000 or 11%.

     We funded the shortfall in cash from operations through a combination of sales of common and preferred stock totaling $1,362,000 less fees and expenses of $83,000, borrowings under two lines of credit totaling $750,000 and a loan from Tall Oaks of $500,000 less fees of $4,000. As discussed above, the loan from Tall Oaks was exchanged for 500 shares of Series B Preferred stock. In addition, we used cash on hand at the beginning of the year of $620,000.

     As noted above, cash used in operations for the year ended December 31, 2003 was $2,444,000, consisting of the net loss $5,182,000, including the loss from discontinued operations, offset by non-cash expenses of $873,000, including depreciation and amortization of $686,000 and common stock and options issued for services valued at $135,000. The net loss is further offset by a decrease in operating assets of $180,000, an increase in accounts payable and accrued expenses of $755,000 and an increase in other liabilities of $30,000. Additionally, cash used in operations was reduced by the decrease in net assets attributable to discontinued operations of $900,000.

     Cash used in investing activities was $349,000 for the year ended December 31, 2003, compared to $753,000 for the previous year. This was principally expenditures for property and equipment in 2003, compared to $418,000 expended for property and equipment in 2002. Additionally, in 2002, we made advances to and investments in Voyant Corporation of $674,000 and realized proceeds from the sale of NetWolves Corporation common stock of $377,000.

     Cash from financing activities totaled $2,248,000 for the year ended December 31, 2003, compared to $2,769,000 in the prior year. We received net proceeds from the sale of Series C Preferred stock of $530,000, net proceeds from the sales of Series A Preferred of $235,000 and the collection of the Series A Preferred stock subscription of $492,000. In addition, we borrowed $750,000 under two lines of credit from two banks as detailed in Note 9 to the Consolidated Financial Statements. We also received a loan from Tall Oaks of $500,000 less expenses of $4,000. This loan was exchanged for Series B Preferred stock as discussed above. We also repaid $142,000 of long-term debt and capital lease obligations in 2003. Advances from a bank for receivables financing decrease by $105,000 in 2003 primarily the result of obtaining working capital from other sources as discussed here. In addition, we paid $30,000 for dividends on the Preferred Series B shares. The proceeds of these new financings were used for working capital.

Management's Liquidity and Financing Plans

     In order to meet our cash needs and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     -- In the second half of 2003 we embarked on a major cost reduction program, including among other things, staff reductions, pay rate reductions, and elimination of non-essential expenses. We believe that this will reduce our operating costs in excess of $1.6 million on an annual basis. We believe these cost reductions have already begun to have a positive impact on our operating performance. We note that it is our intent to reinstate the pay rate reductions as soon as practical and our operating results and cash flows permit

     -- As discussed above in December 2003 we closed the operations of our Platinum subsidiary. Platinum had experienced losses and had significant cash needs. We estimate that this action will reduce our operating costs in excess of $1,200,000 annually.

     -- We intend to raise additional capital through private equity offerings and borrowing. In this regard in December 2003, as discussed above, we initiated the sale of Series C Preferred stock and as of December 31, 2003 had net proceeds from these sales of $530,000. Subsequent to December 31, 2003 and through March 15, 2004 we received an additional $760,000 from sales of this issue. There can be no assurance, however, that we will be able to raise additional capital through equity sales and/or borrowing.

     -- We continue to strive to increase our revenue through offering custom engineering services, expanding and enhancing our existing product offerings such as IOL, and introducing new product offerings. In 2003 our revenues from continuing operations increased $827,000 or 12.5% over revenues in 2002. For the first quarter 2004 we anticipate that our revenue from continuing operations will exceed revenue for the same period in 2003 by more than 10%.

     -- We continue to expand our marketing efforts in order to increase our customer base. In this regard, in 2003, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. We will continue to pursue similar channel partner opportunities.

     We believe that our plans and new initiatives as discussed above will lead to positive cash flows and profitability. While we pursue these goals we also believe that our ability to raise additional capital through equity and debt placements will provide sufficient cash to meet our requirements at least through December 31, 2004. There can be no assurance, however, that we will achieve our cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet our operating expenses or implement our plan. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.

Results of Operations

     IBM continues to be our largest customer accounting for 97% of total revenue for the year ended December 31, 2003, as compared to 98% for the year ended December 31, 2002. We derive revenue from IBM from the sale of managed services (ASP) as well as custom engineering. During the second half of 2001, we entered into an agreement with IBM wherein for a per transaction fee, we enable IBM to present invoices to a portion of its customers via the Internet. Our Invoicing On Line is an electronic invoice presentment and payment system ("EIP&P") offering and has been expanded to include additional functionality. In March 2002, the parties signed a new agreement, which allows IBM to expand this EIP&P offering to more of its customers, both domestic and international. In addition, the Company continues to provide data analysis and reporting services for IBM's telecommunications customers. We are actively pursuing new sales opportunities to reduce sales concentration.

     For the year ended December 31, 2003 revenue from continuing operations increased by $827,000 or 12.5% to $7,439,000 compared to revenue from continuing operations of $6,612,000 in 2002. The increase is primarily due to an increase in ongoing ASP services, particularly of $1,043,000 off set by a slight decrease in custom engineering fees of $216,000. The increase in revenue from ASP services was the result of implementing new ASP services and an increase in continuing IOL services. In 2003 we expanded the IOL service into eight countries in Europe and Brazil. We believe that this service will be deployed in additional countries in Europe, the Middle East and the Pacific Rim in 2004. We also implemented the ASP service, Customer Presentable Invoice ("CPI"), in the United States in 2003. We expect this product to be deployed into additional countries in 2004. The decrease in engineering fees resulted from completing certain engineering projects that resulted in the increase in ASP services. We expect that new projects begun in late 2003 and new projects in 2004 will lead to an increase in custom engineering revenue in 2004 and additional increases in ASP services.

     Costs of operations, research and development increased by $409,000 (10.4%) to $4,328,000 for the year ended December 31, 2003 compared to the costs in 2002. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The increase in costs is principally due to increases in staffing costs of $440,000 offset by reductions in costs for software and supplies of $40,000. All other operating expenses increased approximately $9,000 net.

     Sales and marketing costs were $2,222,000 for the year ended December 31, 2003, an increase of $174,000 or 8.5% over the same costs in 2002. Salaries increased by $561,000 primarily due to the reassignment of personnel from the administrative area and the employment of personnel that were previously engaged as consultants. This increase is offset by a decrease in consulting fees of $318,000, travel expenses of $65,000 and other sales expenses of $4,000 net.

     General and administrative costs decreased $416,000 or 11.2% to $3,285,000 for the year ended December 31, 2003 compared to costs of $3,701,000 in 2002. Salaries and related costs decreased $93,000 principally due to a decrease of $322,000 as a result of the reassignment of personnel to sales and marketing, offset by an increase of $275,000 due to the full-time engagement of the Chief Executive Officer and other staff additions. Group benefits and other personnel related costs decreased in the net amount of $46,000. Other reductions in administrative costs included $395,000 resulting from the reduction in consulting and professional fees, $146,000 in costs related to the Board of
Directors, and reductions in travel expenses of $208,000. This was offset by increases in rent of $141,000, and relocation expenses of $63,000 all principally related to the hiring of new employees. Legal fees increased $165,000 primarily due to services related to financial reporting and employee related matters. All other general and administrative costs had a net increase of $57,000.

     Depreciation and amortization expense decreased by $103,000 (13%) primarily due to fully amortizing certain software costs and other computer equipment.

     Interest expense increased by $89,000 due to the increase in borrowings under two new lines of credit and an increase in borrowings through the assignment of accounts receivable under the agreement with a bank. We also received a refund of federal taxes of $108,000 in 2003.

Net Operating Loss Carry Forwards
---------------------------------

     At December 31, 2003, the Company has net operating loss carryforwards ("NOLs") remaining of approximately $77 million, which may be available to reduce taxable income, if any. These NOLs expire through 2023. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. The Company has not completed a recent evaluation of whether a change in control has taken place. If it is determined that a change in control has taken place, utilization of its NOLs will be subject to severe limitations in future periods, which would have the effect of eliminating substantially all of the future income tax benefits of the NOLs.

New Accounting Pronouncements
-----------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B, must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on our consolidated financial statements. .

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an entity that issues financial instruments (or may be required under the terms of a financial instrument to issue its equity shares) classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

Item 7. FINANCIAL STATEMENTS
----------------------------

        The financial statements are included beginning on page F-1

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-----------------------------------------------------
        ON ACCOUNTNG AND FINANCIAL DISCLOSURE
        -------------------------------------

        None.

Item 8A.  CONTROLS AND PROCEDURES

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS;
--------------------------------------------------------------------
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
        -------------------------------------------------

     As of March 31, 2004, the names, ages and positions of the directors and executive officers of the Company are as follows:

        Name               Age                Position                  Committee Member
--------------------       ---                --------                  ----------------
James A Cannavino          59     Chairman of the Board of Directors
                                  and Chief Executive Officer
Bernard Puckett (1)        59     Member of the Board of Directors      Audit, Compensation
Dennis Murray              58     Member of the Board of Directors      Audit, Compensation
Carla Steckline            47     Member of the Board of Directors      Audit, Compensation
Peter Yunich               57     Member of the Board of Directors
Robert Carberry            61     President
George Aronson (2)         55     Secretary
Michael J. Beecher (2)     59     Chief Financial Officer

________

(1) Mr.  Puckett was  appointed  to the Board of  Directors  in  February  2003,
succeeding  Mr.  Charles  Feld  who  had  previously   resigned  to  assume  new
responsibilities at EDS

(2) Mr. Aronson served as Chief Financial Officer until December 2003, at which time Mr. Beecher was appointed Chief Financial Officer

     James A. Cannavino has been our Chairman of the Board and a director since March 2000, and Chief Executive Officer since December 2002. From September of 1997 to April of 2000 he was the non-executive Chairman of Softworks, Inc (a then wholly owned subsidiary of the Company), which went public and was later sold to EMC. Mr. Cannavino was also the Chief Executive Officer and Chairman of the Board of Directors of CyberSafe, Inc., a corporation specializing in network security from April 1998 to July 2001. In August, 1995, he was appointed as President and Chief Operating Officer of Perot Systems Corporation and in 1996 was elected to serve as Chief Executive Officer through July 1997. During his tenure at Perot he was responsible for all the day-to-day global operations of the company, as well as for strategy and organization. Prior to that he served as a Senior Vice President at IBM, responsible for strategy and development. Mr. Cannavino held various positions at IBM for over thirty years beginning in 1963. Mr. Cannavino led IBM's restructuring of its $7 billion PC business to form the IBM PC Company. He also served on the IBM Corporate Executive Committee and Worldwide Management Council, and on the board of IBM's integrated services and solutions company. Mr. Cannavino presently serves on the Boards of the National Center for Missing and Exploited Children, the International Center for Missing and Exploited Children, and Verio. He recently was Chairman of the Board of Marist College in Poughkeepsie, New York and continues to serve on the board. Mr. Cannavino will serve on the Board until his successor is elected.

     Bernard Puckett is Chairman of the Board of Openwave Systems, Inc., a leading provider of open IP-based communication infrastructure software and applications. Mr. Puckett was formerly the President and Chief Executive Officer of Mobile Telecommunications Technology Corp. ("Mtel"). Prior to joining Mtel, Mr. Puckett spent 26 years with IBM where he was Senior Vice-president -
Corporate Strategy and Development. He also held positions in marketing, finance, product development, manufacturing and new business development during his tenure at IBM. He also serves on the board of directors of IMS Health (NYSE:RX). Mr. Puckett was appointed to our Board of Directors in February 2004 and will serve in such capacity until his successor is elected.

     Dr. Dennis J. Murray has been President of Marist College since 1979. Early in his tenure, he identified the importance of technology in higher education and made it one of the central themes of his administration. He developed an innovative joint study with the IBM Corporation, which resulted in Marist becoming one of the nations most technologically advanced liberal arts colleges. Marist was one of the first colleges or universities in the country to have a fully networked campus, and currently operates on an IBM e-server zSeries 900 processor with a z/OS operating system. Dr. Murray has been a strong supporter of the Linux operating system and recently initiated a Linux Research and Development Center at Marist. Dr. Murray serves on the boards of the Franklin and Eleanor Roosevelt Institute, McCann Foundation, and the New York State Greenway Conservancy, which oversees the Hudson River Valley National Heritage Area. He is also the author of two books on nonprofit management, editor of three books on government and public affairs, and co-author of a guide to corporate-sponsored university research in biotechnology. Dr. Murray has been a member of the Board of Directors since March 2000, and will serve in such capacity until his successor is elected.

     Carla J. Steckline was the Attorney General for the State of Kansas frpom 1994 through January 2003.. Attorney General Stovall also served as Vice President of the National Association of Attorneys General. She is also a member of the Board of Directors of the American Legacy Foundation, the national Center for Missing and Exploited Children, the National Crime Prevention Council and the Council of State Governments. In addition, she is a member of the Board of Governors of the University of Kansas School of Law and a member of the Kansas Children's Cabinet. Attorney General Stovall recently was honored with the Distinguished Service to Kansas' Children Award. Ms. Stovall has been a member of the Board of Directors since April 2000, and will serve in such capacity until her successor is elected.

     Peter Yunich currently serves as Managing Partner of Metropolitan Venture Partners, a private equity investor affiliated with the Man Group, the world's largest hedge fund and a FTSE 100 component. Immediately prior to joining
Metropolitan, Peter founded and served as the CEO of Globalgate.com, Inc., a technology company that developed and delivered innovative e-commerce solutions. Beginning in 1999, Globalgate acquired majority interest in four companies as well as funded two others including Yellowpages.com, the premiere on-line business directory, ThinkAgent Technologies and Annuncio, Inc. Before Globalgate, Peter served in senior management positions in diverse information technology, media and marketing companies. Peter was Senior Vice President and Chief Information Officer of Simon & Schuster, Inc. prior to assuming the position of President of Simon & Schuster Interactive, the electronic publishing arm of the than $4.3 billion publishing division of Viacom International. During his career, Mr. Yunich has also served as President and CEO of Global Transaction Services Company, a joint venture between AT&T and the Telerate division of Dow Jones & Company, prior to which he was an Executive Director of AT&T Corporation. On behalf of AT&T, Peter led the team responsible for identifying and negotiating strategic business relationships, acquisitions and mergers.Prior to AT&T, Peter served in senior executive positions specializing in marketing and new business development with such noted companies as Bristol-Meyers/Squibb, Doubleday & Co. and the Charter Company. Mr. Yunich earned an MBA Degree from the Harvard University Graduate School of Business in 1970, and a Bachelor of Arts in Classical Languages from Brown University. Mr. Yunich serves on the board of System Detection, Inc. Mr. Yunich was appointed to the Board of Directors in September 2000 and will serve until his successor is elected.

     Robert Carberry was appointed President of the Company in December 2002. Mr. Carberry was a consultant to the Company since March 2000 focusing on business development, wordwide deployment and functional enhancement of our product lines. Prior to Direct Insite, Mr. Carberry was an Executive
Vice-President of Research &Development and Business Development, CyberSafe Corporation where he was responsible for defining corporate strategy, and for business development/corporate development and R&D functions. Prior to Cybersafe, Mr. Carberry was Vice-President - Technology for Viacom/Blockbuster; and the responsible executive for Blockbuster/Viacom Holdings - a Blockbuster Venture Capital group where he managed of all Blockbuster's advanced technology/business development activities including: NewLeaf - a Blockbuster/IBM joint venture for development and deployment of interactive media distribution, Fairway, an IBM Blockbuster joint venture for marketing interactive on demand media to commercial and residential customers. He was also the executive responsible for a portfolio of Blockbuster corporate technology investments in various new media companies. Prior to Viacom, Mr. Carberry served in several capacities over a twenty year career at IBM where most recently he served as President, IBM Technology Venture Fund - where he was responsible for IBM starting or acquiring 24 companies in the new media application and broadband distribution fields. Prior to that, he held several senior executive positions including Vice-President - Business Operations for the IBM Personal Computer Group where he was responsible for all business strategy, development, and distribution operations/agreements, Vice-President Development for IBM Personal Computer Group - where he was responsible for product line development including the IBM PC, AT, and PS-2 product groups. Mr. Carberry was Director of Engineering and Scientific Computing - IBM Large Systems, a division where he was responsible for the IBM Kingston Laboratory and the definition and implementation of the entry of IBM into the super computer product area. As Director of Large Systems for IBM Data Systems Division, he led the development of all IBM large systems products: 3033, 3090 and successor product lines that contributed more than $25B in IBM revenues.

     George Aronson, CPA, was the Chief Financial Officer of the Company from August, 1995 until December 2003. Mr. Aronson continues as the Company's corporate Secretary. Prior to joining the Company he was the Chief Financial Officer of Hayim & Co., an importer/distribution organization from March 1989 to August 1995. Mr. Aronson graduated from Long Island University with a major in accounting in 1972 receiving a Bachelor of Science degree and is a Certified Public Accountant in the state of New York. He is also a member of the AICPA.

     Michael J. Beecher, CPA, joined the Company as Chief Financial Officer in December 2003 to succeed Mr. Aronson. Prior to joining Direct Insite Mr. Beecher was Chief Financial Officer and Treasurer of FiberCore, Inc., a publicly held company in the fiber-optics industry. From 1989 to 1995 he was Vice-President Administration and Finance at the University of Bridgeport. Mr. Beecher began his career in public accounting with Haskins & Sells, an international public accounting firm. He is a graduate of the University of Connecticut, a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Item 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth the annual and long-term compensation with respect to the Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered for the year ended December 31, 2003.

                                                        Summary Compensation Table

                                          Annual Compensation                 Long-Term Compensation
                                  --------------------------------       ----------------------------------
                                                                                         Securities
     Name and             Fiscal                      Other Annual       Restricted      Underlying
Principal Position         Year   Salary     Bonus    Compensation       Stock Awards    Options/Warrants
------------------------------------------------------------------------------------------------------------
James A. Cannavino (1)     2003  $156,000    $    --    $      --        $   54,000         708,000
  Chief Executive Officer  2002        --         --           --           210,000         314,000
                           2001        --         --           --                --              --

Robert Carberry (2)        2003  $177,000    $    --    $      --        $       --         203,000
  President                2002    78,000         --       72,000           139,000          57,500
                           2001        --         --                        114,000

Warren Wright (3), (7)     2003  $151,000    $   9,000  $  33,000        $       --          28,000
  Chief Executive Officer  2002   154,000       --         33,000                --         170,000
   /V.P. of Marketing      2001   184,000       --          3,000            25,000          25,000

Anthony Coppola (4), (7)   2003  $157,000  $  4,000       $26,000                --           3,000
  President/V.P. Program   2002   166,000     50,000           --                --         137,500
  Management               2001   181,000    37,000            --            50,000          15,000

Arnold Leap (5), (7)       2003  $158,000  $ 26,000$           --        $       --         103,000
  Chief Technology Officer 2002   161,000     20,000           --                --         113,500

George Aronson (6)         2003 $157,000   $   3,000    $      --        $       --          13,000
  Chief Financial Officer  2002  165,000        --             --                --         110,000
  and Secretary            2001  166,000        --             --                --          15,000


Footnotes
---------

(1) Mr. Cannavino was appointed CEO December 7, 2002. Pursuant to his January 2002 two-year services agreement, Mr. Cannavino received 180,000 shares of common stock valued at $180,000. In addition, Mr. Cannavino received 17,650 shares of common stock valued at $30,000 in connection with his duties as Chairman of the Board of Directors. Pursuant to his January 2003 employment agreement, Mr. Cannavino received 45,000 shares of common stock valued at $54,000.

(2) Mr. Carberry was appointed President in December 2002. During 2002, Mr. Carberry received 111,665 shares valued at $139,000 in lieu of cash for services rendered.

(3)  Mr. Wright served as CEO from November 30, 2000 to December 7, 2002.

(4) Mr. Coppola served as President from March 2000 to December 2002. During 2002, the Company paid a $50,000 sales commission earned by a sales consulting firm that is wholly owned by Mr. Coppola. In 2003 the Company paid $26,000 for services rendered by this same consulting firm. Mr. Coppola also earned a $4,000 cash performance bonus in 2003.

(5) Mr. Leap earned cash performance bonuses totaling $26,000 and $20,000 for years 2003 and 2002, respectively.

(6) Mr. Aronson earned a cash performance bonus of $3,000 in 2003. Mr. Aronson served as Chief Financial Officer until December 2003.

(7) We granted stock bonus' in 2001 to Messrs. Wright, Coppola, and Leap in the amounts of $25,000, $50,000, and $17,000, respectively. Mr. Coppola also received a cash bonus of $37,000 in 2001.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

     During 2003 the following options grants were made to the named executive officers:

                                          % of Total
                                          Options
                           Number of      Granted                                                Hypothetical
                            Options       Employees         Exercise        Expiration             Value at
Name                        Granted       in Fiscal Year      Price            Date               Grant Date
----                       --------       --------------    --------        ----------           -----------
James Cannavino              240,000         10.3%           $  2.00         07/31/07               $288,000
                             108,000          4.6%              1.26         04/01/06                 62,000
                             360,000         15.5%              1.16         08/31/08                184,000
Warren Wright                 25,000          1.1%              0.75         12/31/08                 11,000
                               3,000          0.1%              1.26         04/01/06                  2,000
Robert Carberry              200,000          8.6%              1.16         07/31/08                125,000
                               3,000          0.1%              1.26         04/01/06                  2,000
Anthony Coppola                3,000          0.1%              1.26         04/01/06                  2,000
George Aronson                10,000          0.4%              0.75         12/31/08                  5,000
                               3,000          0.1%              1.26         04/01/06                  2,000
Arnold Leap                  100,000          4.3%              1.20         04/30/08                 75,000
                               3,000          0.1%              1.26         04/01/06                  2,000

     The hypothetical value of the options as of their date of grant has been calculated using the Black- Scholes option-pricing model, as permitted by SEC rules, based upon various assumptions, which include: expected volatility of 67.7%, risk free interest rate of 4.8% and expected lives of 5.00 years. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation." It should be noted that this model is only one method of valuing options, and the Company's use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
--------------------------------------------------------------------------------
Values
------

     The following table set forth certain information with respect to stock option exercises by the named executive officers during the fiscal year ended December 31, 2003, and the value of unexercised options held by them at fiscal year-end.

                                                      Number of Unexercised Options at     Value of Unexercised In-the-Money
                                                               Fiscal Year End               Options at Fiscal Year End (1)
                   Shares Acquired
       Name        On Exercise (#)   Value Realized ($)  Exercisable     Unexercisable      Exercisable      Unexercisable
       ----        ---------------   ------------------  -----------     -------------      -----------      -------------
James Cannavino          --                --             648,000          444,333         $      --                --
Warren Wright            --                --             166,333           56,667             6,000                --
Robert Carberry          --                --             222,167           38,333                --                --
Anthony Coppola          --                --             133,100           30,000                --                --
George Aronson           --                --             113,000           31,667             3,000                --
Arnold Leap              --                --             106,500          134,000                --                --

Footnotes
---------

(1) Market Value of the Company's common stock on December 31, 2003, was $1.00. There were 9,000 in-the-money options at year end, valued at $4,000.

Item 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 31, 2004 of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

                               Common Stock        Rights to Acquire            Total Beneficially
                              Beneficially    Beneficial Ownership Through        Owned as % of
Name of Beneficial Owner (1)      Owned     Exercise of Options Within 60 Days  Outstanding Shares (2)
-------------------------------------------------------------------------------------------------------
Metropolitan Venture
  Partners II, L.P. (3)               --              1,346,800                       24.2%
James Cannavino                  503,632                677,666                       24.1
Bernard Puckett                       --                  6,940                          *
Dennis Murray                    108,367                 38,344                        3.4
Carla Steckline                   55,605                 36,667                        2.2
Peter Yunich (3)                  16,297                103,000                        2.8
Warren Wright                     61,191                194,667                        5.8
Anthony Coppola                   81,113                131,100                        4.9
George Aronson                    16,200                128,834                        3.3
Robert Carberry                  197,665                241,333                        9.8
Michael Beecher                       --                 12,500                          *
All Officers and Directors
as a Group (10 persons)        1,040,070              1,571,051                       45.0%

_______
* =  Less than 1%

Footnotes
---------

     (1) The address of the holder is 80 Orville Drive, Suite 200, Bohemia, New York 11716, except for Metropolitan Venture Partners II, L.P. which is 257 Park Avenue South, 15th Floor, New York, NY 10010.

     (2) Based upon 4,227,984 common shares outstanding as of March 31, 2004, plus outstanding options exercisable within 60 days and Series A Stock convertible into common shares owned by above named parties.

     (3) Mr. Peter Yunich, one of our directors and the managing Partner of Metropolitan, disclaims beneficial ownership of the shares owned by Metropolitan.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The Company has entered into various agreements with S.J. & Associates, Inc. (including its affiliates are collectively referred to as "SJ"), an advisor to the Company and its' Board of Directors, for various services that provide for the following compensation:

     -- The Company entered into a consulting agreement with SJ initially terminating on May 31, 2007. Pursuant to the agreement, SJ is entitled to monthly compensation of $15,000. The Company will supply SJ an office/temporary living accommodations and reimbursement for auto leases at a cost not to exceed $9,900 per month. Pursuant to the agreement, SJ is entitled to a financing fee equal to 4% of the gross proceeds (or the gross transaction value) of any of the following events: (i) financing(s) (either debt or equity), (ii) sale of the Company's stock, (iii) an acquisition made by the Company, and (iv) the sale of the Company or merger of the Company with another entity. SJ is also entitled to an annual bonus at the discretion of the Companies Board of Directors. With no further approval, SJ is entitled to be reimbursed for other expenses not to exceed $2,000 per month, plus other reasonable expenses upon approval. Upon completion of the initial term of the agreement, SJ will continue to provide consulting services for an additional 7-1/2 year period. Minimum compensation during this additional period is approximately $5,500 per month.

     -- In 2003, the Company incurred $102,000 of consulting expenses with SJ. The consulting expense was paid in cash.

     -- In 2003, the Company reduced its obligation to SJ relating to the restructure plan by $60,000. The amount was paid in cash.

     -- In 2002, the Company incurred $153,000 of consulting expenses with SJ. The consulting expense was paid in cash.

     -- In 2002, the Company reduced its obligation to SJ relating to the restructure plan by $609,000. The amount was paid in the form of 40,000 shares (valued at $50,000), the issuance of a $250,000 note (see Note 09) and $309,000 in cash.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

13. (a)  - EXHIBITS
-------------------

3.1 (a) Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)
     (b) Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)
     (c) Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)
     (d) Certificate of Amendment (Authorizing Increase in Shares of Common Stock) (Incorporated by reference to Exhibit 3 (i) (d) to Form 10-K for the year ended 1995).
     (e) Certificate of Amendment (Authorizing one for ten reverse-stock split as of March 30, 1998). (1)

     (f) Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed October 3, 2002 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 25, 2002).
     (g) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed December 20, 2002 (Incorporated by reference to Exhibit 3.2 of Company's Current Report on Form 8-K dated December 24, 2002).
     (h) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed January 2, 2003 (Incorporated by reference to Exhibit 3.3 of Company's Current Report on Form 8-K dated January 2, 2003).
     (i) Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock filed December 10, 2003
     (j) Certificate of Designation, Preferences and Rights of Series C redeemable Preferred Stock filed December 16, 2003

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

10.8 2003 Stock Option /Stock Issuance Plan. (2)

10.9 Lease Extension Agreement between Atrium Executive Center and the Company (Incorporated by reference to Exhibit 10 (g) (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.10Offer to Purchase  dated December 23, 1999,  among Eagle Merger Corp.,  EMC
     Corporation and the Company (Incorporated by reference to Exhibit 1 to the Company's Form 8-K filed on February 9, 2000).

10.11Indemnification  Agreement dated December 21, 1999,  among EMC Corporation,
     Eagle Merger Corp. and the Company (Incorporated by reference to Exhibit 2 to the Company's Form 8-K filed on February 9, 2000).

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

10.19Services Agreement between the Company and James A. Cannavino dated January
     25, 2003. (2)

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

10.22Promissory  Note between the Company and Tall Oaks Group LLC dated  January
     13, 2003.(2)

10.23Amendment and Notice dated January 13, 2003 by and among the Company, Metropolitan Venture Partners II, L.P. and Tall Oaks Group L.L.C. (2)

10.24 Form of Subscription Agreement for Series C Redeemable Preferred Stock.

10.25Employment  and  Consulting  Agreement  between  the  Company and Robert L.
     Carberry (Incorporated by reference to Exhibit 10.2 of registrant's Current Report on Form 8-K dated December 5, 2003).

23(a) Consent of Marcum & Kliegman, LLP.

31.0 Certification of Officers

32.0 Certificate  Pursuant to 18 U.S.C.  Section  1350,  as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

__________

(1)Filed with Form S-1, Registration Statement of the Company Reg. No 3-47322 and are incorporated herein by reference.

(2)Incorporated by reference to the Company's Annual Report on Form-10K filed April 15, 2003.

13. (b). - REPORTS ON FORM 8-K
-------------------------------

     Form 8-K filed December 10, 2003 disclosing the extension of the Services Agreement with James A. Cannavino, Chief Executive Officer and disclosure of the terms of the Employment Agreement with Robert L. Carberry, President.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The following is a summary of the fees billed to us by Marcum & Kliegman, LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

  Description                        2003                  2002
  -----------                        ----                  ----
Audit Fees(1)                      $ 126,850             $ 166,345
Audit-Related Fees (2)                 3,500                     -
Tax Fees (3)                          41,305                32,420
                                   ---------             ---------
Total Fees                         $ 171,655             $ 198,765
                                   =========             =========

Our Audit Committee has determined that the provision of services by Marcum & Kliegman LLP other than for audit related services is compatible with
maintaining   the   independence   of  Marcum  &  Kliegman  as  our  independent
accountants.

______________


(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002.

(2) Audit related fees consist of fees billed for professional services in conjunction with the review of issuance of preferred shares.

(3) Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning, including fees related to the preparation of federal and state income tax returns.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 2004.


                             DIRECT INSITE CORP.

                             By:  /s/ James A. Cannavino
                             James A. Cannavino, Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 14, 2004 the following persons in the capacities indicated:


/s/ James A. Cannavino                      Chairman of the Board
James A. Cannavino                          Chief Executive Officer

/s/ Michael J. Beecher                      Chief Financial Officer
Michael J. Beecher

_______________________                     Director
Bernard Puckett

/s/ Dennis J. Murray                        Director
Dennis J. Murray

/s/ Carla J. Steckline                      Director
Carla J. Steckline

/s/ Peter Yunich                            Director
Peter Yunich

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                    CONTENTS


                                                                    Page
                                                                    ----

INDEPENDENT AUDITORS' REPORT                                        F-1

FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                       F-2
  Consolidated Statements of Operations                             F-4
  Consolidated Statement of Shareholders' (Deficiency) Equity       F-5
  Consolidated Statements of Cash Flows                             F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-9 - F-30

                          INDEPENDENT AUDITORS' REPORT



To the Audit Committee of the
Board of Directors and Shareholders
Direct Insite Corp.
Bohemia, New York

We have audited the accompanying consolidated balance sheets of Direct Insite Corp. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' (deficiency) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Direct Insite Corp. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ Marcum & Kliegman LLP

April 8, 2004
New York, New York

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                           December 31, 2003 and 2002

                                     ASSETS


                                                                           2003              2002
                                                                      ---------------- -----------------
CURRENT ASSETS
 Cash and cash equivalents                                              $       75         $    620
 Stock subscription receivable                                                  --              500
 Accounts receivable, net of allowance for doubtful accounts of
  $2 in 2003 and 2002                                                        1,068            1,131
 Prepaid expenses and other current assets                                     215              239
 Assets from discontinued operations                                            47              300
                                                                        ----------       ----------


       Total Current Assets                                                  1,405            2,790


PROPERTY AND EQUIPMENT, NET                                                    771            1,070


OTHER ASSETS                                                                   335              430


ASSETS FROM DISCONTINUED OPERATIONS                                             --              601
                                                                        ----------       ----------
       TOTAL ASSETS                                                         $2,511           $4,891
                                                                        ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands,except share data)

                LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

                                                                        2003              2002
                                                                ---------------- ------------------
CURRENT LIABILITIES
 Current portion of long-term debt                                $        880     $        249
 Due to Bank                                                               585              690
 Accounts payable and accrued expenses                                   2,248            1,440
 Restructuring costs payable, current portion                               --                6
 Deferred revenue                                                           96                -
 Liabilities from discontinued operations, current portion                 581              622
                                                                  ------------     ------------
       Total Current Liabilities                                         4,390            3,007

OTHER LIABILITIES
 Long-term debt, net of current portion                                     42              556
 Dividends payable                                                         382               56
 Restructuring costs payable, long-term                                     --               60
 Liabilities from discontinued operations, long-term                        87               --
                                                                  ------------     ------------

       TOTAL LIABILITIES                                                 4,901            3,679
                                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS'(DEFICIENCY) EQUITY
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
     Series A Convertible Preferred, 134,680 and 116,823 issued and outstanding in 2003 and 2002, respectively; liquidation
     preference of $2,750,000 and $2,500,000 in 2003 and 2002,              --               --
     respectively;
     Series B Redeemable Preferred, 974 issued and outstanding in           --               --
     2003; liquidation preference of $974,075 in 2003
    Series C Redeemable Preferred, 590 issued and outstanding in            --               --
     2003; liquidation preference of $590,000 in 2003
 Common stock, $.0001 par value; 150,000,000 shares
  authorized; 4,080,402 and 3,966,055 shares issued in
  2003 and 2002, respectively; and 4,040,475 and 3,926,128
  shares outstanding in 2003 and 2002, respectively                         --               --
 Additional paid-in capital                                             110,582         108,708
 Accumulated deficit                                                   (112,644)       (107,081)
 Stock subscription receivable                                              --              (62)
 Accumulated other comprehensive loss                                       --              (25)
                                                                   ------------    ------------
                                                                         (2,062)          1,540
 Common stock in treasury, at cost; 24,371 shares in 2003
  and 2002                                                                 (328)           (328)
                                                                   ------------    ------------
       TOTAL SHAREHOLDERS' (DEFICIENCY) EQUITY                           (2,390)          1,212
                                                                   ------------    ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY       $    2,511      $    4,891
                                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                 For the Years Ended December 31, 2003 and 2002


                                                                         2003             2002
                                                                    --------------   --------------
REVENUES                                                              $      7,439     $    6,612
                                                                      ------------     -----------
COSTS AND EXPENSES
 Operations, research and development                                        4,328          3,919
 Sales and marketing                                                         2,222          2,048
 General and administrative                                                  3,285          3,701
 Amortization and depreciation                                                 688            791
                                                                      ------------     -----------
       TOTAL OPERATING EXPENSES                                             10,523         10,459
                                                                      ------------     -----------
       OPERATING LOSS                                                       (3,084)        (3,847)

OTHER INCOME (EXPENSE)
Equity in loss of Voyant and Valuation Adjustment                               --         (1,330)
Loss on sales of NetWolves common stock                                         --           (375)
Other-than-temporary decline in Investment in NetWolves                         --           (457)
Interest expense, net                                                         (287)          (198)
                                                                                (7)            93
                                                                      ------------     -----------
OTHER (EXPENSE) INCOME

LOSS BEFORE BENEFIT FROM INCOME TAXES                                       (3,378)        (6,114)

BENEFIT FROM INCOME TAXES                                                      108             --
                                                                      ------------     -----------
LOSS FROM CONTINUING OPERATIONS                                             (3,270)        (6,114)

LOSS FROM DISCONTINUED OPERATIONS                                           (1,912)          (797)
                                                                      ------------     -----------
NET LOSS                                                                    (5,182)        (6,911)

PREFERRED STOCK DIVIDENDS                                                     (356)           (56)
                                                                      ------------     -----------
NET LOSS ATTRIBUTABLE TO COMMON
 SHAREHOLDERS                                                            $  (5,538)    $   (6,967)
                                                                      ============     ===========
BASIC AND DILUTED LOSS PER SHARE:
   Loss from continuing operations attributable to common  shareholders     $(0.91)        $(1.69)
   Loss from discontinued operations                                         (0.48)         (0.22)
                                                                      ------------     -----------
   Net loss attributable to common shareholders                             $(1.39)        $(1.91)
                                                                      ============     ===========
BASIC AND DILUTED WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                                                   3,974          3,643
                                                                      ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS'(DEFICIENCY) EQUITY

          For the Years Ended December 31, 2003 and 2002 (in thousands)

                                                                                                    Accumu-
                                                                              Stock                  lated
                                                                             Subscrip-              Other                   Compre-
                                                                 Additional    tion     Accumu-     Compre-                 hensive
                               Preferred Stock    Common Stock    Paid-in    Receiv-    lated      hensive  Treasury        Income
                               Shares  Amount    Shares  Amount   Capital      able     Deficit     Loss     Stock    Total (Loss)
                               ------  ------    ------  ------  ----------  ---------  -------   ---------- -------  ----- -------
BALANCE - January 1, 2002
 2002                           --     $ --      2,401    --      $104,573   $  --     $(100,114)   $ (25)    (328)  $ 4,106

 Common stock and options
  issued for  services,
  including $101 for
  fundraising commissions       --       --        878    --         1,119      --            --       --       --     1,119

 Common stock subscribed        --       --         97    --           116     (62)           --       --       --        54

 Common stock issued for
  Platinum  acquisition         --       --         31    --            59      --            --       --       --        59
 Preferred stock issued for
  cash, net of fees of $239     117      --         --    --         2,261      --            --       --       --     2,261

 Common stock issued for
  cash, net of fees of $4       --       --        479    --           530      --            --       --       --       530

 Common stock issued for
  settlement of restructuring
  liabilities                   --       --         40    --            50      --            --       --       --        50

 Dividends declared, preferred
  Stock                         --       --         --    --            --      --           (56)      --       --       (56)


 Net loss                       --       --         --    --            --      --        (6,911)      --       --   $(6,911)(6,911)
                               -----   -----      -----   -----   --------   ------    ---------    ------    -----  ------- ------
 Total Comprehensive Loss                                                                                                   $(6,911)
                                                                                                                            =======
BALANCE - December 31,
 2002                           117   $  --      3,926    --      $108,708     (62)    $(107,081)   $ (25)    (328)  $1,212
                               =====   =====      =====   =====   ========   ======    =========    ======    =====  =======


The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

          For the Years Ended December 31, 2003 and 2002 (in thousands)

                                                                                                   Accumu-
                                                                                 Stock             lated
                                Preferred Stock                                  Subscrip-         Other                   Compre-
                                                              Common    Addt'l   tion     Accumu-  Compre-                 hensive
                          Series A     Series B    Series C   Stock     Paid-in  Receiv-  lated    hensive Treasury        Income
                          Shs. Amt.   Shs. Amt.   Shs. Amt.  Shs. Amt.  Capital  able     Deficit  Loss    Stock   Total   (Loss)
                          ---------------------------------------------------------------------------------------------------------

BALANCE - December 31,    117  $--     --  $ --    --  $--  3,926 $ --  $108,708 $(62)  $(107,081) $(25)   $(328)  $1,212   $ --
 2002

 Common stock and options
  issued for  services     --   --     --    --    --   --    114   --       135   --          --    --       --      135     --

 Payment of stock
  subscription
  receivable               --   --     --    --    --   --     --   --        --   62          --    --       --       62      --

 Preferred stock issued
  for cash, net fees
  of $15                   18   --     --    --    --   --     --   --       235   --          --    --       --      235      --

 Conversion of long-term
   debt to preferred stock --   --      1    --    --   --     --   --       974   --          --    --       --      974      --

 Preferred stock issued for
  cash, net of fees of $60 --   --     --    --     1   --     --   --       530   --          --    --       --      530      --

 Dividends declared,
  preferred stock          --   --     --    --    --   --     --    --       --   --        (356)   --       --     (356)     --

 Other comprehensive loss  --   --     --    --    --   --     --    --       --   --         (25)   25       --       --      25

 Net loss                  --   --     --    --    --   --     --    --       --   --      (5,182)   --       --   (5,182)  (5,182)
                          --- ----    ---   ---   ---  ---   ------ ---   -------- ----   --------  ----    ------ -------- ------
 Total Comprehensive Loss
                                                                                                                           $(5,157)
BALANCE - December 31,                                                                                                     =======
 2003                     135 $ --    $1    $--   $1   $--   $4,040 $--   $110,582 $ --   $(112,644)$ --    $(328) $(2,390)
                          === ====    ===   ===   ===  ===   ====== ===   ======== ====   ========= ====    ====== ========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                 For the Years Ended December 31, 2003 and 2002

                                                                           2003              2002
                                                                   -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Loss from continuing operations                                        $ (3,270)         $ (6,114)
 Adjustments to reconcile loss from continuing operations
  to net cash used in continuing operations:
   Amortization and depreciation:
     Property and equipment                                                  686               788
     Other                                                                     2                 3
     Provision for doubtful accounts                                          --                 2
     Common stock and options issued for services                            135             1,018
     Equity in Loss of Voyant and Valuation Adjustment                        --             1,330
     Loss on sale and other-than-temporary decline in
      investment in NetWolves Corporation                                     --               832
     Other                                                                    50                --

  Changes in operating assets and liabilities:
     Accounts receivable                                                      63              (203)
     Prepaid expenses and other current assets                                24               854
     Other assets                                                             93                93
     Accounts payable and accrued expenses                                   755              (428)
     Restructuring costs payable                                             (66)             (420)
     Deferred revenue                                                         96                --
                                                                        --------           --------


       Net cash used in continuing operations                             (1,432)           (2,245)
                                                                        --------           --------
  Loss from discontinued operations                                       (1,912)             (797)
  Change in:
    Assets and liabilities from discontinued operations                      900               306
                                                                        --------           --------

       Net cash used in discontinued operations                           (1,012)             (491)
                                                                        --------           --------
       NET CASH USED IN OPERATING ACTIVITIES                              (2,444)         $ (2,736)
                                                                        --------           --------

The accompanying notes are an integral part of these consolidated financial statements.


                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                 (in thousands)


                 For the Years Ended December 31, 2003 and 2002


                                                                               2003              2002
                                                                         ----------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Expenditures for property and equipment                                    $     (349)      $      (418)
 Expenditures for property and equipment - discontinued operations                  --               (38)
 Advances to and investment in Voyant                                               --              (674)
 Proceeds from the sale of NetWolves common stock                                   --               377
                                                                            -----------       -----------


       NET CASH USED IN INVESTING  ACTIVITIES                                     (349)             (753)
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from common stock  and subscription receivable                            22               588
 Proceeds from sales of preferred stock                                          1,340             2,000
 Consideration paid in connection with the sales of
  preferred and common stock                                                       (83)             (107)
 Advances from Bank, net                                                          (105)              242
 Proceeds from long-term debt, net of fees                                         496               250
 Repayments of long-term debt - discontinued operations                             --               (97)
 Proceeds from line of credit                                                      750                --
 Payment of dividend                                                               (30)               --
 Repayments of long-term debt                                                     (142)             (107)
                                                                            -----------       -----------


       NET CASH PROVIDED BY FINANCING ACTIVITIES                                 2,248             2,769
                                                                            -----------       -----------
       NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (545)             (720)


CASH AND CASH EQUIVALENTS - Beginning                                              620             1,340
                                                                            -----------       -----------

CASH AND CASH EQUIVALENTS - Ending                                          $       75        $      620
                                                                            ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.


                              DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Nature of Business

     Direct Insite Corp. and subsidiaries (the "Company"), primarily operate as an application service provider ("ASP"), which markets an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation and payment as well as visual data analysis and reporting tools delivered via the Internet for its customers. The Company's core technology is d.bExpressTM, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. During 2001, the Company began providing custom engineering services to its customers. These product offerings enable the Company to provide comprehensive services from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. The Company operates fully redundant data centers located at its main office in Bohemia, N.Y. and in Newark, NJ.

     Management's liquidity plans are discussed in Note 14. Also, as described in Note 17, the Company has one major customer that accounted for approximately 97% of the Company's revenue for each of the two years in the period ended December 31, 2003. Loss of this customer would have a material adverse effect on the Company.


NOTE 2 - Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of Direct Insite Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Revenue Recognition

     The Company records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, the Company enters into arrangements whereby it is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, in accordance with the Emerging Issues Task Force Issue No. 00-21, the Company allocates the total revenue to be earned among the various elements based on their relative fair values. The Company recognizes revenue related to the delivered products or services only if:

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

     ASP Services

     The  Company  provides   transactional  data  processing  services  to  its
     customers. Revenue is recognized as the services are performed.

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

Cost of Revenue

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

Software Costs

Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at their estimated fair value. Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. Amortization of software costs begins when products become available for general customer release. Costs incurred prior to establishment of technological feasibility are expensed as incurred and are included in
"operations, research and development" in the accompanying consolidated statements of operations, and amount to $2,640,000 and $3,230,000 for the years 2003 and 2002, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including capitalized software costs and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected future cash flows. Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during 2002. The provisions of this statement that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, and had no material effect on the Company's financial statements.

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

Earnings per Share

The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be anti-dilutive.

Securities that could potentially dilute basic earnings per share ("EPS") in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (shares are in thousands):


                                                2003            2002
                                                ----            ----
Options to purchase common stock                4,442           2,259
Warrants to purchase common stock                 631              --
Series A Convertible Preferred Stock            1,347           1,168
                                                -----           -----

     Total Potential Common Shares as of
     December 31, 2003                          6,420           3,427
                                                =====           =====
Issuances after December 31, 2003 through
 March 31, 2004

Common stock                                      188
Options to purchase common stock                   --
Warrants to purchase common stock                 807
                                                -----
                                                  995
                                                =====


Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents.

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Significant Accounting Policies, continued

Marketable Securities

Marketable securities, which are classified as "available for sale", are valued at fair market value. Unrealized gains or losses are recorded net of income taxes as accumulated other comprehensive loss in shareholders' (deficiency) equity, whereas realized gains and losses are recognized in the Company's consolidated statements of operations using the first-in, first- out method. Other-than-temporary declines in the value of marketable securities are also recognized as a loss in the consolidated statements of operations.

Advertising and Promotional Costs

Advertising and promotional costs are reported in "Sales and marketing" expense in the consolidated statements of operations and are expensed as incurred. Advertising expense for the years ended December 31, 2003 and 2002 was $4,000 and NONE, respectively.

Reclassifications

Certain   reclassifications   have  been  made  to  the  consolidated  financial
statements shown for the prior year in order to have them conform to the current year's classifications.

Concentrations and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At December 31, 2003, the Company has cash investments of approximately $63,000 at one bank. Concentrations of credit risk with respect to accounts receivable are disclosed in Note 17. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Disclosures that are particularly sensitive to estimation include management's plans, as disclosed in
Note 14. Actual results could differ from those estimates.

New Accounting Pronouncements

In January 2003 and amended in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B, must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on the Company's consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Significant Accounting Policies, continued

New Accounting Pronouncements, continued

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

Stock Options and Similar Equity Instruments

At December 31, 2003, the Company had five stock-based employee plans, which are described more fully in Note 10. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

                                                                      2003          2002
                                                                      ----          ----
Net loss attributable to common shareholders
As reported                                                         $(5,538)     $(6,967)
Add:  Stock-based employee compensation expense included in
  reported net loss                                                       4           --
Less:  Stock-based employee compensation expense determined
  under fair value-based method for all awards                       (1,513)        (866)
                                                                    -------      -------

Pro forma                                                           $(7,047)     $(7,833)
                                                                    =======      =======
Basic and diluted net loss per share
As reported                                                          $(1.39)      $(1.91)
                                                                    =======      =======
Pro forma                                                            $(1.77)      $(2.15)
                                                                    =======      =======

The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 62.7% to 72.3% in 2003 and 67.7% to 74.5% in 2002 (2) risk-free interest rates of 4.8% in 2003 and 2002 and
(3) expected lives of 1.2 years to 5 years in 2003 and 2.3 years to 5.0 years in 2002.


NOTE 3 - Discontinued Operations

Platinum Communications, Inc.

In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - Discontinued Operations, continued

Platinum Communications, Inc., continued

The purchase price of Platinum approximated $340,000, which consisted of $50,000, and 66,667 shares of common stock (valued at $138,000, based on the quoted market price at the time of the acquisition) and $93,000 of acquisition costs. The Company issued an additional 46,667 shares of its common stock and placed them in escrow (a portion of which is not reflected as outstanding common stock), that were scheduled to be released to the former shareholders of Platinum, subject to certain performance provisions (as defined), in various increments through April 2004; 15,556 shares were earned and were issued effective December 31, 2001, valued at $20,000, and 15,556 shares were earned and were issued effective December 31, 2002, valued at $39,000. Both issuances are additive to the cost of the acquisition. In addition, two key employees of Platinum entered into three-year employment agreements with the Company, with an aggregate base compensation of $300,000 per annum and options to purchase an aggregate of 20,000 shares of the Company's common stock vesting over three years, with an exercise price of $2.06, the fair market value on the date of the grant. In conjunction with the closing of the Platinum operations these employment agreements were terminated.

The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were fair valued at the date of acquisition and the results of operations were included in the consolidated financial statements of the Company, commencing May 1, 2001.

As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the results of operations and the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. The losses are reflected as loss from discontinued operations in the accompanying consolidated statements of operations. The following table reflects the results of the discontinued operations of Platinum for the years ended December 31, 2003 and 2002, respectively:

                                                        2003            2002
                                                        ----            ----
                                                          (In thousands)

Revenue                                               $    441        $    804
                                                      --------        --------
Costs and Expenses
  Operations, research and development                     656             802
  Sales and marketing                                      717             419
  General and administrative                               201             180
  Amortization and depreciation                            187             166
  Costs associated with shut-down of operations:
    Impairment of fixed assets, net                         41              --
    Impairment of software costs, net                      311              --
    Continuing lease obligations, net                      220              --
  Interest expense, net                                     20              34
                                                      --------        --------
        Total costs and expenses                         2,353           1,601
                                                      --------        --------
        Loss from discontinued operations              $(1,912)        $  (797)
                                                      ========        ========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - Discontinued Operations, continued

Platinum Communications, Inc., continued

Platinum has three lines of credit, which were assumed in connection with the Platinum acquisition. These lines have various expiration dates. One line has no expiration date and bears an interest rate of prime (4.00% at December 31, 2003) plus 1%, is collateralized by substantially all the assets of Platinum, and is personally guaranteed by one of the former officers of Platinum. The second line expired in May 2003 and bears an interest rate of 10%. The third line contains no expiration date and bears an interest rate of 16.25%. The total obligation under these three lines of credit as of December 31, 2003 is $96,000. Continuing lease obligations is disclosed net of anticipated sublease rental income of approximately $2,500 per month beginning October 2004.

The following table reflects the assets and liabilities from the discontinued operations of Platinum as of December 31, 2003 and 2002:

                                                                        December 31,
                                                                   2003             2002
                                                                --------------------------
                                                                      (In thousands)
                                     ASSETS
                                     ------
Cash                                                             $ --            $   80
Accounts receivable, net of allowance of $46 and $40 in
   2003 and 2002, respectively                                        5             220
Other assets                                                         42              --
                                                                 ------          ------

        Total Current Assets From Discontinued Operations            47             300

Property and Equipment                                               --             539

Other Assets                                                         --              62
                                                                 ------          ------
        Total Assets From Discontinued Operations                $   47          $  901
                                                                 ======          ======


                                  LIABILITIES
                                  -----------

Accounts payable and accrued expenses                            $  390          $  224
Deferred revenue                                                    180             252
Current portion of long-term debt                                    11             146
                                                                 ------          ------
        Total Current Liabilities from Discontinued
        Operations                                                  581             622

Long-Term Debt, Net of Current Portion                               87              --
                                                                 ------          ------
        Total Liabilities From Discontinued Operations             $668            $622
                                                                 ======          ======

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - Accounts Receivable and Due to Bank

     The Company has an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1-1/2% per month, is paid to the Company once the customer has paid. Under the Agreement, the maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The primary term of the agreement was for one year beginning October 2001, and continues until due notice of termination is given at any time by either party to the agreement.

     At December 31, 2003, the Company had assigned approximately $731,000 of accounts receivable to the Bank and received advances of $585,000 from the Bank.


NOTE 5 - Prepaid Expense and Other Current Assets

     Prepaid expenses and other current assets consist of the following:


                                                                December 31,
                                                            2003           2002
                                                        -------------------------
                                                               (In thousands)

     Prepaid expenses                                     $  181         $  197
     Employee notes and loans receivable                      34             42
                                                          ------         ------
                                                          $  215         $  239
                                                          ======         ======

NOTE 6 - Property and Equipment

     Property and equipment consist of the following:

                                                        December 31,            Useful life
                                                    2003            2002          in Years
                                                ---------------------------------------------
                                                      (in thousands)

     Computer equipment and purchased software        $ 5,738          $ 5,430            3
     Furniture and fixtures                               446              445          5 - 7
     Automobile                                            30               30            3
                                                      -------          -------
                                                        6,214            5,905
     Less: accumulated deprecation and amortization    (5,443)          (4,835)
                                                      -------          -------
        Property and Equipment, Net                   $   771          $ 1,070
                                                      =======          =======

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 2003 and 2002 was $686,000 and $788,000, respectively.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - Investment In Securities

     Non-Marketable

     In 2001, the Company acquired 2,000,000 shares of Voyant Corporation ("Voyant") through an equity investment of $500,000. Additionally, in 2001, the Company acquired 15,680,167 shares in exchange for 60,000 shares of NetWolves common stock, with a value of $156,000. Further, as part of an anti- dilution protection clause in the initial investment agreement, the Company was entitled to approximately 48,000,000 additional shares, which brought the Company's ownership in Voyant to approximately 10.5%. Voyant is a privately held company, and accordingly, through December 31, 2001, the investment had been reflected on the Company's balance sheet as a non-marketable security, at cost. However, the Company had achieved a level of influence such that the Company began to account for its investment in Voyant utilizing the equity method of accounting commencing January 1, 2002. As a result, the Company recorded a $157,000 non-operating loss for its pro rata share of Voyant's operations for the year ended December 31, 2002.

     The Company's Chairman was also the Co-Chairman of Voyant until November 2002 at which time he resigned his position as their Co-Chairman. The
     Company's chairman beneficially owns approximately 19% of Voyant's outstanding common stock and holds $1,750,000 of Voyant's notes which are convertible into Voyant's common stock at the rate of $.25 per share.

     The Company began providing various administrative services for Voyant during the second quarter of 2002, continuing through December 2002. The Company agreed to accept 12,300,000 shares of Voyant common stock as payment for these services. Additionally, throughout the year ended December 31, 2002, the Company directly and indirectly advanced approximately $674,000 to Voyant, for which it is to receive an aggregate of 67,400,000 shares of Voyant common stock in settlement thereof, increasing its ownership in Voyant to approximately 40%. At December 31, 2002, the Company determined that the estimated fair value of its investment was nominal, and accordingly, eliminated the remaining carrying value of approximately $1,173,000. As a result, the Company recorded an "Equity in Loss of Voyant and Valuation Adjustment" aggregating $1,330,000 for the year ended December 31, 2002. Subsequent to December 31, 2002, Voyant had no significant operations, assets or liabilities.

     Marketable - Available for Sale

     During the year ended December 31, 2002, the Company sold 208,500 shares of NetWolves common stock in the open market at prices ranging from $0.75 to $2.06, aggregating proceeds of approximately $323,000. Additionally, the Company sold 90,000 shares in a private transaction resulting in proceeds of approximately $54,000. As a result of these transactions, the Company realized a loss of $375,000. Further, in 2002, the Company wrote down its investment in NetWolves to the then current market value of $1.49 per share, resulting in a loss of $457,000 that was included in "Other-than-temporary decline in Investment in NetWolves." At December 31, 2003 and 2002, the Company held no common shares of NetWolves.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                        December 31,
                                                   2003              2002
                                                   ----              ----
                                                       (in thousands)
     Trade accounts payable                       $  862            $  454
     Sales taxes payable                             539               539
     Accrued payroll and benefits                    242               204
     Other accrued expenses                          605               243
                                                  ------            ------
                                                  $2,248            $1,440
                                                  ======            ======

NOTE 9 - Long-term Debt

     Long-term debt consists of the following:

                                                        December 31,
                                                   2003              2002
                                                   ----              ----
                                                       (in thousands)
     Lines of credit (a)                          $  736            $  --
     Capitalized lease obligations (b)               186               305
     Other (c)                                        --               500
                                                  ------            ------
                                                     922               805
     Less current portion                           (880)             (249)
                                                  ------            ------
       Long-term debt, net of current portion     $   42             $ 556
                                                  ======            ======


(a) In June 2003, the Company obtained a discretionary Line of Credit ("LoC") in the amount of $500,000 from JP Morgan Private Bank ("JPMC"). The LoC is guaranteed by Tall Oaks Group, LLC (an affiliate of Metropolitan, Note 10) and is repayable the earlier of demand or June 30, 2005. The LoC permitted two forms of draw down; one based upon prime rate, the second based upon LIBOR. In July 2003, the Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of December 31, 2003, the applied interest rate was 3.75%.

     In October 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. The line is guaranteed by the Company's chairman, secured by the assets of the Company and carries an interest rate of 7%. Repayments are calculated monthly at 2.778% of the outstanding balance, plus finance charges, and continue until the line is fully paid. At December 31, 2003, the Company had an outstanding balance of approximately $236,000 under the line of credit.

(b) The Company has equipment under capital lease obligations expiring at various times through 2006. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - Long-term Debt, continued

     As of December 31, 2003 minimum future lease payments under these capital leases are:

                                        Year Ending
                                        December 31,            Amount
                                        ----------------------------------
                                                             (in thousands)
                                           2004                 $   151
                                           2005                      42
                                           2006                       4
                                                                -------
                        Total minimum lease payments                197

                 Less: amounts representing interest                (11)
                                                                -------
                          Net minimum lease payments            $   186
                                                                =======


     The interest rates pertaining to these capital leases range from 2.3% to 13.3%, and the net book value of the related assets is approximately $199,000 as of December 31, 2003.

(c) In 2002, the Company's Chairman and Chief Executive Officer loaned the Company $250,000. The loan had a term of three years with interest at 5%, payable quarterly in arrears. In June 2003, the loan plus accrued interest, aggregating $266,000, was converted into 266 shares of the Company's Series B Redeemable Preferred Stock. See Note 10.

     In 2002, the Company executed a $250,000 note payable to Markus & Associates (an affiliate of S.J. & Associates, Inc., see Note 12). This note was payable in 28 equal monthly installments of principal plus interest at 9-1/2%. In June 2003, the loan balance of $208,000 was converted into 208 shares of the Company's Series B Redeemable Preferred stock. See Note 10.


NOTE 10 - Shareholders' Equity

Preferred Stock

Year Ended December 31, 2003

     In December 2003, the Company's Board of Directors authorized the sale of up to 1,500 shares of its non-voting Series C Redeemable Preferred Stock ("Preferred Stock - C"). During December 2003, the Company sold 590 shares of the Preferred Stock - C in consideration for $590,000 less fees and expenses of $60,000 to Metropolitan (defined below) and certain board members and an executive officer of the Company. The holders of Preferred Stock - C are entitled to dividends at the rate of 9-1/2% per annum, payable quarterly in arrears beginning October 1, 2005. The Company has the option to redeem issued shares of Preferred Stock - C, in whole or in part, at any time, with the redemption price equal to the purchase price plus accrued and unpaid dividends. For each share of Preferred Stock - C purchased, each investor received a Warrant to purchase the number of shares of the Company's common stock equal to the Price Per Share divided by 123% of the closing price per share of the Company's common stock on the trading day immediately prior to the date of issuance of the Warrant. As of December 31, 2003, approximately $3,000 in dividends are accrued for the Preferred Stock - C holders. As of December 31, 2003, 631,151 warrants are outstanding in connection with the issuances of Preferred Stock - C. Subsequent to December 31, 2003 the Company sold an additional 760 shares for proceeds of $760,000, and issued 807,325 warrants in connection with the issuance. The warrants expire in 2008 and 2009 and have exercise prices ranging from $0.93 to $1.11 per common share. The proceeds were used for working capital purposes.

                  DIRECT INSITE CORP. AND SUBSIDIARIES NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Shareholders' Equity, continued

Preferred Stock, continued

Year Ended December 31, 2003, continued

In June 2003, the Company's Board of Directors approved the exchange of $974,000 of outstanding debt owed to its Chairman and current Chief Executive Officer, Markus & Associates (an affiliate of SJ, Note 12) and Tall Oaks Group, LLC (an affiliate of Metropolitan) for 974 shares of Non-Voting Series B Redeemable Preferred Stock ("Preferred Stock - B") at an exchange ratio of $1,000 of debt per share ("Price Per Share"). The Preferred Stock - B was issued as follows:

-- 266 shares were exchanged for $266,000 of debt obligation to the Company's Chairman and current Chief Executive Officer;

-- 208 shares were exchanged for $208,000 of debt obligation to Markus & Associates; and

-- 500 shares were exchanged for $500,000 of debt obligation to Tall Oaks Group, LLC.

Each of the Preferred Stock - B shares is entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum. Additionally, the Preferred Stock - B shares are redeemable, at the sole option of the Company, on or after March 31, 2005 (or prior to March 31, 2005 with the consent of majority-in-interest holders of Preferred Stock - B shares). Upon redemption, the holders of the Preferred Stock - B shall be entitled to receive, for each share of Preferred Stock - B outstanding, an amount equal to the price per share plus accrued and unpaid dividends. As of December 31, 2003, approximately $29,000 in dividends are payable to the Preferred Stock - B holders.

In June 2003, the Company sold 17,857 shares of its Series A Convertible Preferred Stock ("Preferred Stock - A") in consideration for $250,000 less fees and expenses of $5,000 to Metropolitan Venture Partners II, L.P. ("Metropolitan"), a private equity investment firm. The holders of Preferred Stock-A ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The payment of the first dividend was originally scheduled for September 25, 2003, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. Dividends are payable, at the option of the Holders, in cash or in the Company's common stock. Each share of Preferred Stock - A is convertible into 10 shares of common stock, at the option of the holder. The Holders have certain demand and piggyback registration rights, have preference in the event of liquidation, and are entitled to ten votes for each share of Preferred Stock
- A on all matters as to which holders of common stock are entitled to vote. As of December 31, 2003, $350,000 in dividends are payable to the Holders.

Year Ended December 31, 2002

At the Annual Meeting of Shareholders held in August 2002, a proposal to amend the Certificate of Incorporation to authorize 2,000,000 shares of preferred stock, par value $0.0001 was approved. In September 2002, the Company sold 93,458 shares of its Preferred Stock - A, in consideration for $2,000,000 less fees and expenses of $178,000, to Metropolitan. In December 2002, the Company sold 23,365 shares of its Preferred Stock - A in consideration for $500,000 less fees and expenses of $61,000, to Metropolitan. The proceeds from this transaction were received January 3, 2003, and the principal sum was reflected on the accompanying Balance Sheet as Stock subscription receivable at December 31, 2002. The managing partner of Metropolitan was appointed as a member of the Company's Board of Directors in September 2002.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Shareholders' Equity, continued

Common Stock

Year Ended December 31, 2003

During the year ended December 31, 2003, the Company issued 114,347 shares of its common stock and compensatory options to purchase 9,000 shares of its common stock as detailed below:

-- Issued 69,347 net shares of its common stock as payment of certain consulting expenses, valued at $77,000.

-- The Company granted 9,000 options to purchase shares of its common stock to three employees of the Company. The options vest in one-third increments on the date of issuance, December 31, 2003 and June 30, 2004. The options have an exercise price of $1.30 per share and have an intrinsic value of $4,000.

-- In January 2003, the Company entered into an employment agreement with its Chief Executive Officer, which expires in January 2005. As part of the compensation, the Chief Executive Officer will receive 60,000 shares of the Company's common stock that vest ratably over the first twelve months of the agreement. During 2003, the Company issued 45,000 shares of its common stock valued at $54,000 under this agreement.

Year Ended December 31, 2002

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

-- Sold an additional 71,000 shares of its common stock on a subscription basis at the market price on the date of issuance of $1.25 to four key executives for $89,000. All subscriptions were satisfied in either cash or compensation in 2003.

                 DIRECT INSITE CORP. AND SUBSIDIARIES NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Shareholders' Equity, continued

Common Stock, continued

Year Ended December 31, 2002, continued

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

--   Issued   40,000   shares  of  its  common   stock  as  payment  of  certain
     restructuring liabilities, valued at $50,000.

Stock Option Plans

In 2002, the Company's Board of Directors authorized and adopted the 2002 Stock / Stock Option Plan whereby 625,000 shares of its common stock were reserved for issuances under the Plan. The 2002 Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or the compensation committee but cannot be less than the fair market value of the common stock on the issuance date. As of December 31, 2003, there are 8,401 shares available to be issued pursuant to this plan.

At the Company's annual meeting of shareholders held in August 2002, a proposal to ratify and approve the Company's 2002-A Stock Option / Stock Issuance Plan granting the Board of Directors authority to grant up to 875,000 shares of stock or stock options was passed. The 2002-A Plan is also divided into two separate equity programs: an option grant program and a stock issuance program.

As with the 2002 Plan, under the stock issuance program of the 2002-A Plan, the purchase price per share is fixed by the Board of Directors or compensation committee but cannot be less than the fair market value of the common stock on the issuance date. During 2003, 47,000 options were issued under this plan. As of December 31, 2003, there are 4,000 shares available to be issued pursuant to this plan.

In 2002, the Company's Board of Directors authorized and adopted the 2003 Stock / Stock Option Plan whereby 725,000 shares of its common stock were reserved for issuance under the Plan. The 2003 Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or compensation committee but cannot be less than the fair market value of the common stock on the issuance date. During 2003, 632,000 reserved shares were utilized under the option grant program. As of December 31, 2003, there are 9,235 shares available to be issued pursuant to this plan.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Shareholders' Equity, continued

Stock Option Plans, continued

In April 2003, the Company's Board of Directors authorized and adopted the 2003-A Stock / Stock Option Plan whereby 975,000 shares of its common stock were reserved for issuance under the Plan. The plan was adopted by the stockholders at our annual meeting in May 2003. The 2003-A Plan is also divided into two separate equity programs: an option grant program and a stock issuance program. As with the 2003 Plan, under the stock issuance program of the 2003-A Plan, the purchase price per share is fixed by the Board of Directors or compensation committee but cannot be less than the fair market value of the common stock on the issuance date. During 2003, 914,000 options were granted and 60,000 shares were issued under the option grant program. As of December 31, 2003, there are 1,000 shares available to be issued pursuant to this plan.

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. The following is a summary of stock option activity for 2003 and 2002, relating to all of the Company's common stock plans (shares are in thousands):


                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                        Shares          Price
                                                ---------------------------------
Outstanding at January 1, 2002                            428           $  6.55

Granted                                                 1,896              1.69
Exercised                                                  --                --
Forfeited                                                 (65)            17.07
                                                      --------

Outstanding at December 31, 2002                        2,259              2.13
Granted                                                 2,327              1.15
Exercised                                                  --                --
Forfeited                                                (144)             1.93
                                                      --------
Outstanding at December 31, 2003                        4,442              1.63
                                                      ========

At December 31, 2003, a total of 3,089,000 options are exercisable at various exercise prices: 619,000 options are exercisable at $0.75, 418,000 options are exercisable at prices ranging from $0.95 to $1.10, 470,000 are exercisable at $1.16, 709,000 are exercisable at prices ranging from $1.25 to $1.63, 767,000 are exercisable at prices ranging from $1.80 to $2.19, and 106,000 options at $11.25. The weighted- average remaining contractual life of options outstanding at December 31, 2003 is 3.59 years. A total of 23,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 2003.

At December 31, 2002, a total of 1,064,000 options were exercisable at various exercise prices: 385,000 options were exercisable at $1.05, 573,000 options were exercisable at prices ranging from $1.25 to $2.19 and 106,000 options at $11.25. The weighted-average remaining contractual life of options outstanding at December 31, 2002 was 4.21 years. The weighted-average fair value of options granted during 2003 was $1.15. A total of 2,259,000 shares of the Company's common stock were reserved for options, warrants and contingencies at December 31, 2002.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Shareholders' Equity, continued

Stock Option Plans, continued

Total compensation costs recognized for stock option awards amounted to $4,000 and $31,000 for the years ended December 31, 2003 and 2002, respectively. Compensation cost represents the fair value of options granted to non-employees and the intrinsic value of options granted to employees.


NOTE 11 - Income Taxes

The following table summarizes components of the (provision) benefit for current and deferred income taxes for the years ended December 31, 2003 and 2002.

                                                        Year Ended December 31,
                                                        2003              2002
                                                -------------------------------------
                                                           (in thousands)
        Current
          Federal                                     $   108            $   --
          State and other                                  --                --
                                                      -------            -------
             Total                                        108                --
                                                      -------            -------
        Deferred
          Federal                                          --                --
          State and other                                  --                --
                                                      -------            -------
             Total                                         --                --
                                                      -------            -------
                Benefit from Income Taxes             $   108            $   --
                                                      =======            =======

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2003 and 2002:

                                                        Year Ended December 31,
                                                        2003              2002
                                                -------------------------------------
                                                           (in thousands)
U.S. Federal statutory tax rate                       35.0%              35.0%
Loss and other-than-temporary decline in
 investment in NetWolves                                --               (1.9)
Restructuring costs timing difference                  0.4                2.0
Increase in valuation allowance                      (37.4)             (35.0)
Other                                                   --               (0.1)
                                                     ------             ------
                                                       2.0%               0.0%
                                                     ======             ======

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - Income Taxes, continued

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                              December 31,
                                                        2003              2002
                                                ---------------------------------------
                                                           (in thousands)
Deferred tax assets
  Net operating loss carryforwards                    $ 32,204           $ 31,205
  Tax credit carryforward                                  577                577
  Fixed and intangible assets                              200                 47
  Deferred revenue                                          40                 --
  Restructure accrual                                       --                133
  Discontinued operations accruals                         156                 --
  Other                                                     96                125
                                                      --------           --------
                                                        33,273             32,087
Valuation allowance                                    (33,273)           (32,087)
                                                      --------           --------
Deferred tax assets                                   $     --           $     --
                                                      ========           ========

At December 31, 2003, the Company has net operating loss carryforwards ("NOLs") remaining of approximately $77 million, which may be available to reduce taxable income, if any. These NOLs expire through 2023. However, Internal Revenue Code
Section 382 rules limit the utilization of NOLs upon a change in control of a company. The Company has not completed a recent evaluation of whether a change in control has taken place. If it is determined that a change in control has taken place, utilization of its NOLs will be subject to severe limitations in future periods, which would have the effect of eliminating substantially all of the future income tax benefits of the NOLs.


NOTE 12 - Related Party and Other Transactions

S.J. & Associates, Inc.

The Company has entered into various agreements with S.J. & Associates, Inc. (including its affiliates are collectively referred to as "SJ"), an advisor to the Company and its Board of Directors, for various services that provide for the following compensation:

-- The Company entered into a consulting agreement with SJ initially terminating on May 31, 2007. Pursuant to the agreement, SJ is entitled to monthly compensation of $15,000. The Company will supply SJ an office/temporary living accommodations and reimbursement for auto leases at a cost not to exceed $9,900 per month. Pursuant to the agreement, SJ is entitled to a financing fee equal to 4% of the gross proceeds (or the gross transaction value) of any of the following events (i) financing(s) (either debt or equity), (ii) sale of the Company's stock, (iii) an acquisition made by the Company, and (iv) the sale of the Company or merger of the Company with another entity. SJ is also entitled to an annual bonus at the discretion of the Company's Board of Directors. With no further approval, SJ is entitled to be reimbursed for other expenses not to exceed $2,000 per month, plus other reasonable expenses upon approval. Upon completion of the initial term of the agreement, SJ will continue to provide consulting services for an additional 7-1/2 year period. Minimum compensation during this additional period is approximately $5,500 per month.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - Related Party and Other Transactions, continued

S.J. & Associates, Inc., continued

-- In 2003, the Company incurred $144,000 of consulting expenses with SJ. The consulting expense was paid in cash.

-- In 2003, the Company reduced its obligation to SJ relating to a restructure plan from March of 2000 by $60,000. The amount was paid in cash.

-- In 2002, the Company incurred $153,000 of consulting expenses with SJ. The consulting expense was paid in cash.

-- In 2002, the Company reduced its obligation to SJ relating to a restructure plan from March of 2000 by $609,000. The amount was paid in the form of 40,000 shares (valued at $50,000), the issuance of a $250,000 note (see
     Note 9) and $309,000 in cash.


NOTE 13 - Commitments and Contingencies

Operating Leases

Operating leases are primarily for office space, co-location, equipment and automobiles. At December 31, 2003, the future minimum lease payments under operating leases are summarized as follows (in thousands):


                                  Year Ending
                                  December 31,            Amount
                         ----------------------------------------------
                                           (in thousands)
                                     2004               $    481
                                     2005                    318
                                     2006                    279
                                     2007                    258
                                     2008                    193
                                                        --------
                                    Total                 $1,529
                                                        ========


Rent expense approximated $756,000 and $633,000 for the years ended December 31, 2003 and 2002, respectively.

Employment Agreements

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Commitments and Contingencies

Employment Agreements, continued

The Company entered into an employment and consulting agreement with its President effective January 1, 2003. The employment term of the agreement expires August 15, 2004 and then sequentially a consulting period runs until February 15, 2007. Employment compensation is stated at an annual salary of $240,000, options to purchase 200,000 shares of the Company's common stock at $1.16 per share, the closing price of the Company's common stock on the date the agreement became effective. The employment term of the agreement contains a monthly allowance not to exceed $3,100 covering auto and housing expenses. The consulting term of the agreement calls for monthly compensation of $12,000 and requires consultation with senior executives concerning the Company's respective businesses and operations.

In December 2001, the Company entered into an employment agreement with an executive of the Company, which expires January 2004. Compensation is $175,000 per annum plus a bonus at the discretion of the board.

Defined Contribution Plan

The Company provides pension benefits to eligible employees through a 401(k) plan. Employer matching contributions to this 401(k) plan approximated $38,000 and $41,000 for the years ended December 31, 2003 and 2002, respectively.


NOTE 14 - Management's Liquidity Plans

In order to meet the Company's cash needs and to achieve positive operating cash flows the Company has and will continue to take various actions and steps that it believes will enable the Company to attain these goals. These actions include:

--   In the  second  half of  2003  the  Company  embarked  on a cost  reduction program, including among other things, staff reductions, pay rate reductions, and elimination of non-essential expenses. The Company believes these cost reductions have already begun to have a positive impact on its operating performance. The Company notes that its intention is to reinstate the pay rate reductions as soon as practical and as soon as its operating results and cash flows permit.

-- As discussed in Note 3, in December 2003 the Company closed the Dallas, Texas based operations of Platinum. Platinum had experienced losses and had significant cash needs. In 2003, Platinum utilized $1,012,000 of cash.

-- The Company intends to raise additional capital through private equity offerings and borrowing. In this regard in December 2003, as discussed in
     Note 10, the Company initiated the sale of Series C Preferred stock and as of December 31, 2003 had net proceeds from these sales of $530,000.

-- Subsequent to December 31, 2003 and through March 31, 2004 the Company received an additional $760,000 from sales of this issue. There can be no assurance, however, that the Company will be able to raise additional capital through equity sales and/or borrowing.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - Management's Liquidity Plans, continued

-- The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing its existing product offerings, and introducing new product offerings. In 2003 the Company's revenue from continuing operations increased $827,000 or 12.5% over revenue in 2002.

-- The Company continues to expand its marketing efforts in order to increase its customer base. In this regard, in 2003, the Company became a business partner with IBM and through this relationship will work with IBM in an effort to achieve sales to new customers. The Company will continue to pursue similar channel partner opportunities.

The Company believes that the plan and new initiatives as discussed above will ultimately lead to positive cash flows and profitability. While the Company pursues these goals the Company also believes that the ability to raise additional capital through equity and debt placements will provide sufficient cash to meet our requirements at least through December 31, 2004. There can be no assurance, however, that the Company will achieve its cash flow and profitability goals, or that the Company will be able to raise additional capital sufficient to meet operating expenses or implement the plan. In such event, the Company may have to revise the plans and significantly reduce operating expenses, which could have an adverse effect on revenue and operations in the short term.


NOTE 15 - Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information for the years ended December 31, 2003 and 2002 is summarized as follows:

                                                        Year Ended December 31,
                                                        2003              2002
                                                ---------------------------------------
                                                           (in thousands)

Interest paid                                         $267               $171
                                                      ====               ====
Income taxes paid                                     $  1               $  -
                                                      ====               ====


Non-cash investing and financing activities for the years ended December 31, 2003 and 2002 are summarized as follows:

                                                        Year Ended December 31,
                                                        2003              2002
                                                ---------------------------------------
                                                           (in thousands)
Capitalized leases incurred                           $ 38               $263
                                                      ====               ====

Conversion of long-term debt into 974 shares
  of Series B Redeemable Preferred Stock              $974               $ --
                                                      ====               ====
Preferred stock subscription receivable               $ --               $500
                                                      ====               ====
Conversion of accrued restructure costs to note
  payable                                             $ --               $250
                                                      ====               ====

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - Products and Services

The Company and its subsidiaries currently operate in one business segment and have, during the years 2003 and 2002, provided two separate products: ASP Services and custom engineering services. Refer to Note 1 for a detailed description of these products and services.

                                                        Year Ended December 31,
                                                        2003              2002
                                                ---------------------------------------
                                                           (in thousands)
ASP fees                                              $5,144             $4,101
Custom Engineering fees                                2,295              2,511
                                                      ------             ------
Total Revenue                                         $7,439             $6,612
                                                      ======             ======

NOTE 17 - Major Customers

For the years ended December 31, 2003 and 2002, IBM accounted for 97.1% and 98.4% of the Company's revenue, respectively. Accounts receivable from IBM amounted to $1,065,000 and $1,127,000, at December 31, 2003 and 2002,
respectively. Loss of IBM as a customer would have a material adverse effect on the Company.

NOTE 18 - Net Loss Per Share

The following chart provides a reconciliation of information used in calculating the per share amounts:

                     (in thousands, except per share data)

                                                        Year Ended December 31,
                                                        2003              2002
                                                ---------------------------------------
                                                           (in thousands)
Numerator for loss per share:
  Loss from continuing operations before
    discontinued operations                           $ (3,270)          $ (6,114)
  Preferred stock dividends                               (356)               (56)
                                                      --------           --------
  Loss from continuing operations attributable
    to common Shareholders before discontinued
    operations                                        $ (3,626)          $ (6,170)
                                                      ========           ========
  Denominator for loss per share*:                       3,974              3,643
                                                      ========           ========
Basic and diluted loss per share:
  Loss from continuing operations attributable
    to common shareholders before discontinued
    operations                                        $  (0.91)          $  (1.69)
  Loss from discontinued operations                      (0.48)             (0.22)
                                                      --------           --------
    Net loss attributable to common shareholders      $  (1.39)          $  (1.91)
                                                      ========           ========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - Net Loss Per Share, continued

* The effect of dilutive securities (stock options, Series A convertible preferred stock and warrants) have not been included herein as their inclusion would be anti- dilutive.


NOTE 19 - Subsequent Events

Subsequent to December 31, 2003, the Company sold an additional 760 Preferred Stock-C shares for $760,000. Of the total shares sold through March 31, 2004, Metropolitan has purchased 540 shares, the Chairman and Chief Executive Officer of the Company purchased 200 shares and certain Directors purchased 105 shares. The proceeds were used for working capital purposes.

Subsequent to December 31, 2003, the Company issued unregistered shares of common stock as follows:

-- 15,000 shares of common stock valued at $12,000 pursuant to an employment agreement with the Company's Chief Executive Officer

-- 82,509 shares valued at $101,000 to directors for service on the Board of Directors and Committees of the Board;

--   35,000 shares valued at $26,000 to an employee;

--   55,000 shares valued at $41,000 to consultants for services.