Form 10QSB
period 2004-03-31
DIRECT INSITE CORP
filed 2004-05-13
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB
                                   (Mark One)


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)
     OF  THE  SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d)
    OF THE  SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to ______

                          Commission File No. 0 20660


                              DIRECT INSITE CORP.
        (Exact name of Small Business Issuer as specified in its Charter)


        Delaware                                11-2895590
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification  No.)


80 Orville Drive, Bohemia, N.Y.                   11716
(Address of principal executive office          (Zip Code)


Registrant's telephone number, including area code      (631) 244-1500

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


The number of shares of $.0001 par value stock outstanding as of April 30, 2004 was: 4,227,984.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION                                              Page

     Item 1

     Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and
       December 31, 2003 ......................................................3

     Condensed Consolidated Statements of Operations
       For the Three Months Ended March 31, 2004 and 2003 (Unaudited)..........4

     Condensed Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 2004 and 2003 (Unaudited)..........5

     Notes to Condensed Consolidated Financial Statements (Unaudited) .........6

     Item 2

     Management's Discussion and Analysis or Plan of Operations ..............13

     Item 3

     Controls and Procedures..................................................16

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...............................................17

     Item 2. Changes in Securities ...........................................17

     Item 3. Defaults Upon Senior Securities .................................17

     Item 4. Submission of Matters to a Vote of Security Holders ............17

     Item 5. Other Information ...............................................17

     Item 6. Exhibits and Reports on Form 8-K ................................17

     Signatures ..............................................................18


CERTIFICATIONS ...............................................................19

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
                       (In thousands, except share data)

                                                                                   March 31,           December 31,
                                                                                      2004                 2003
                                                                              --------------------- --------------------
                                                                                  (Unaudited)            (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $             135     $              75
  Accounts receivable, net of allowance for doubtful accounts of
   $2 in 2004 and 2003                                                                    1,406                 1,068
  Prepaid expenses and other current assets                                                 226                   215
  Assets from discontinued operations                                                        70                    47
                                                                              --------------------- --------------------
       Total current assets                                                               1,837                 1,405

Property and equipment, net                                                                 642                   771
Other assets                                                                                316                   335
                                                                              --------------------- --------------------
         TOTAL ASSETS                                                         $           2,795     $           2,511
                                                                              --------------------- --------------------
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable and accrued expenses                                       $           1,818     $           2,248
  Due to bank                                                                               609                   585
  Deferred revenue                                                                           70                    96
  Current portion of long-term debt                                                         836                   880
  Liabilities from discontinued operations, current portion                                 294                   581
                                                                              --------------------- --------------------
       Total current liabilities                                                          3,627                 4,390

Long term debt, net of current portion                                                       49                    42
Dividends payable                                                                           510                   382
Liabilities from discontinued operations, long-term                                          71                    87
                                                                              --------------------- --------------------

       Total liabilities                                                                  4,257                 4,901
                                                                              --------------------- --------------------
Commitments and contingencies

Shareholders' deficiency
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;                            -                     -
     Series A Convertible Preferred, 134,680 issued and outstanding in 2004 and 2003; liquidation preference of $2,750,000 in 2004 and 2003
     Series B Redeemable Preferred, 974 issued and outstanding in 2004 and 2003; liquidation preference of $974,075 in 2004 and 2003
     Series C Redeemable Preferred, 1,350 and 590 issued and outstanding in 2004 and 2003, respectively; liquidation preference of
     $1,350,000 and $590,000, in 2004 and 2003, respectively
  Common stock, $0.0001 par value; 150,000,000                                                -                     -
     shares authorized in 2004 and 2003;
     4,267,911 and 4,080,402 shares issued in 2004 and 2003,
     respectively; and 4,227,984 and 4,040,475 shares outstanding in 2004 and 2003, respectively
  Additional paid-in capital                                                            111,496               110,582
  Accumulated deficit                                                                  (112,630)             (112,644)
                                                                              --------------------- --------------------
                                                                                         (1,134)               (2,062)
  Common stock in treasury, at cost  - 24,371 shares                                       (328)                 (328)
                                                                              --------------------- --------------------
       Total shareholders' deficiency                                                    (1,462)               (2,390)
                                                                              --------------------- --------------------
          TOTAL LIABILITIES AND SHAREHODERS' DEFICIENCY                       $           2,795     $           2,511
                                                                              ===================== ====================

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003
                      (in thousands, except per share data)

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                                March 31,
                                                                                                ---------
                                                                                          2004             2003
                                                                                    ---------------- ----------------

   Revenue from continuing operations                                               $       2,106    $       1,936
                                                                                    ---------------- ----------------

   Costs and expenses
     Operations, research and development                                                     918            1,046
     Sales and marketing                                                                      392              573
     General and administrative                                                               649              862
     Amortization and depreciation                                                            143              185
                                                                                    ---------------- ----------------
                                                                                            2,102            2,666
                                                                                    ---------------- ----------------
   Operating income (loss)                                                                      4            (730)

   Other expenses
     Interest expense, net                                                                    (65)            (67)
                                                                                    ---------------- ----------------
     Loss before provision for income taxes                                                   (61)           (797)

   Provision for income taxes                                                                  (1)              -
                                                                                    ---------------- ----------------
   Loss from continuing operations                                                            (62)           (797)

   Income (loss) from discontinued operations                                                 204             (273)
                                                                                    ---------------- ----------------
   Net income (loss)                                                                          142           (1,070)


   Preferred stock dividends                                                                 (128)             (63)
                                                                                    ---------------- ----------------
   Net income (loss) attributable to common shareholders                            $          14     $     (1,133)
                                                                                    ================ ================



   Basic and diluted income (loss) per share:
      Basic and diluted loss from continuing operations                             $       (0.05)    $      (0.22)
      Basic and diluted  income (loss) from discontinued operations                          0.05            (0.07)
                                                                                    ---------------- ----------------
      Basic and diluted income (loss) per share                                     $        0.00     $      (0.29)
                                                                                    ================ ================
   Basic weighted average common shares outstanding                                         4,085            3,935
                                                                                    ================ ================

See notes to condensed consolidated financial statements.

                               DIRECT INSITE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                        (In thousands, except share data)

                                                                                          For the three months ended
                                                                                          --------------------------
                                                                                                   March 31,
                                                                                                   ---------
                                                                                           2004               2003
                                                                                     ----------------- ------------------
Cash flows from operating activities
 Loss from continuing operations                                                          $      (62)       $     (797)
 Adjustments to reconcile loss from continuing operations
  to net cash used in continuing operations:
   Amortization and depreciation:
     Property and equipment                                                                      143               184
     Other                                                                                         1                18
    Provision for doubtful accounts                                                               --                 2
    Common stock and options issued for services                                                   4                33

  Changes in operating assets and liabilities:
    Accounts receivable                                                                         (338)             (578)
    Prepaid expenses and other current assets                                                    (11)              (36)
    Other assets                                                                                  18                22
    Accounts payable and accrued expenses                                                       (280)              187
    Deferred revenue                                                                             (26)               --
                                                                                     ----------------- ------------------
       Net cash used in continuing operations                                                   (551)             (965)
                                                                                     ----------------- ------------------
  Income (loss) from discontinued operations                                                     204              (273)
  Change in:
    Assets and liabilities from discontinued operations                                         (326)               68
                                                                                     ----------------- ------------------
       Net cash used in discontinued operations                                                 (122)             (205)
                                                                                     ----------------- ------------------
       Net cash used in operating activities                                                    (673)           (1,170)
                                                                                     ----------------- ------------------
Cash flows from investing activities
 Expenditures for property and equipment                                                         (14)             (112)
                                                                                     ----------------- ------------------
       Net cash used in investing activities                                                     (14)             (112)
                                                                                     ----------------- ------------------
Cash flows from financing activities
 Proceeds from common stock  and subscription receivable                                          --                13
 Proceeds from sales of preferred stock                                                          760               500
 Costs related to the sale of preferred stock                                                     --                (8)
 Advances (repayments) from Bank, net                                                             24              (169)
 Proceeds from long-term debt, net of fees                                                        --               496
 Repayments of long-term debt - discontinued operations                                           --               (20)
 Repayments of long-term debt                                                                    (37)              (59)
                                                                                     ----------------- ------------------
       Net cash provided by financing activities                                                 747               753
                                                                                     ----------------- ------------------
Net increase (decrease) in cash and cash equivalents                                              60              (529)

Cash and cash equivalents - beginning of period                                                   75               620
                                                                                     ----------------- ------------------
Cash and cash equivalents - end of period                                                $       135       $        91
                                                                                      ================ ==================
Non-cash investing and financing activities:

Issuance of 182,509 common shares in 2004
for services and fees incurred in 2003  (Note 6)                                         $       150
                                                                                      ================

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003




1.   Interim Financial Information

     The condensed consolidated balance sheet as of March 31, 2004, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003, have been prepared by the Company and are not audited. These interim financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the quarterly period ended March 31, 2004, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Form-10KSB. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the December 31, 2003 consolidated financial statements.

2.   The Company

     Direct Insite Corp. and subsidiaries (the "Company"), primarily operate as an application service provider ("ASP"), which markets an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation and payment as well as visual data analysis and reporting tools delivered via the Internet for its customers. The Company's core technology is dbExpress TM, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. During 2001, the Company began providing custom engineering services to its customers. These product offerings enable the Company to provide comprehensive services from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. The Company operates fully redundant data centers located at its main office in Bohemia, N.Y. and in Newark, NJ.

     Management's liquidity plans are discussed in Note 9. Also, as described in
     Note 8, the Company has one major customer that accounted for approximately 98% of the Company's revenue for the three months ended March 31, 2004. Loss of this customer would have a material adverse effect on the Company.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            --------------------------
                                                                                  2004          2003
                                                                            -------------- -------------

             Net income (loss) attributable to common shareholders
             As reported                                                         $     14    $  (1,133)
             Less:  Stock-based employee compensation
              expense determined under fair value-based
              method for all awards                                                   (45)       ( 321)
                                                                            -------------- -------------
             Pro forma                                                           $    (31)   $  (1,454)
                                                                            ============== =============

            Basic and diluted net loss per share
             As reported                                                         $   0.00    $   (0.29)
                                                                            ============== =============
             Pro forma                                                          ($   0.01)   $   (0.37)
                                                                            ============== =============

     The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 68.1% in 2004 and 70.9% in 2003, (2) risk-free interest rates of 4.00% in 2004 and 4.25% in 2003 and (3) expected lives of 5.75 years in 2004 and ranging from 1.90 years to 4.5 years in 2003.

3.   Discontinued Operations

     Platinum Communications, Inc.
     -----------------------------

     In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum.

     As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the results of operations and the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. The income and losses are reflected as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations. The following table reflects the results of the discontinued operations of Platinum for the three months ended March 31, 2004 and 2003, respectively:

                                                                             2004              2003
                                                                             ----              ----
                                                                                 (In thousands)
       Revenue                                                            $          0          $   263
                                                                          ------------          -------

       Costs and Expenses
       ------------------
         Operations, research and development                                       --             (192)
         Sales and marketing                                                        --             (259)
         General and administrative                                                 --              (31)
         Amortization and depreciation                                              --              (47)
         Other income - net                                                        207               --
         Interest expense, net                                                      (3)              (7)
                                                                          ------------          -------
              Total other income and (expenses)                                    204             (536)
                                                                          ------------          -------
              Income (loss) from discontinued operations                  $        204          $  (273)
                                                                          ============          =======

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


     At March 31, 2004, assets of the discontinued operation consist of cash of $8,000 and a security deposit of $62,000 for a leased office facility. The Company is attempting to sub-lease this facility. The liabilities of the discontinued operation include the balance of loans totaling $91,000, an accrual for closing costs of $182,000 including the remaining office lease obligation net of anticipated sub- lease income, and accounts payable and accrued liabilities of $92,000.

4.   Accounts Receivable and Due To Bank

     The Company has an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1 % per month, is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The initial term of the agreement was for one year, and continues until due notice of termination is given at any time by either party to the agreement.

     At March 31, 2004, the Company had assigned approximately $761,000 of accounts receivable to the Bank and received advances of $609,000.


5.   Long Term Debt

     Long-term debt consists of the following (in thousands):

                                                                        March 31,          December 31,
                                                                           2004                2003
                                                                    ------------------- --------------------
       Lines of credit (a)                                                 $   717           $     736
       Capitalized lease obligations (b)                                       168                 186
                                                                           -------           ---------
                                                                               885                 922
       Less current portion                                                   (836)               (880)
                                                                           -------           ---------
       Long-term debt, net of current portion                              $    49           $      42
                                                                           =======           =========


(a) In 2003, the Company obtained a discretionary Line of Credit ("LoC") in the amount of $500,000 from JP Morgan Private Bank ("JPMC"). The LoC is guaranteed by Tall Oaks Group, LLC and is repayable on the earlier of demand or June 30, 2005. The LoC permitted two forms of draw down; one based upon prime rate, the second based upon LIBOR. In 2003, the Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of March 31, 2004, the applied interest rate was 3.60%.

     Also in 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. The line is guaranteed by the Company's chairman, secured by the assets of the Company, and carries an interest rate of 7%. Repayments are calculated monthly at 2.778% of the outstanding balance, plus finance charges, and continue until the line is fully paid. At March 31, 2004, the Company had an outstanding balance of approximately $217,000 under the line of credit.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003



     The Company has equipment under capital lease obligations expiring at various times through 2006. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

6.   Shareholders' Deficiency

     Preferred Stock
     ---------------

     In December 2003, the Company's Board of Directors authorized the sale of up to 1,500 shares of its non-voting Series C Redeemable Preferred Stock ("Preferred Stock - C"). During December 2003, the Company sold 590 shares of the Preferred Stock - C in consideration for $590,000 less fees and expenses of $60,000 to Metropolitan Venture Partners II, L.P. and certain board members and an executive officer of the Company. The holders of Preferred Stock - C are entitled to dividends at the rate of 9-% per annum, payable quarterly in arrears beginning October 1, 2005. The Company has the option to redeem issued shares of Preferred Stock - C, in whole or in part, at any time, with the redemption price equal to the purchase price plus accrued and unpaid dividends. For each share of Preferred Stock - C purchased, each investor received a Warrant to purchase the number of shares of the Company's common stock equal to the Price Per Share divided by 123% of the closing price per share of the Company's common stock on the trading day immediately prior to the date of issuance of the Warrant. During the quarter ended March 31, 2004 the Company sold an additional 760 shares for proceeds of $760,000, and issued 807,325 warrants in connection with the issuance. As of March 31, 2004, approximately $24,000 in dividends are accrued for the Preferred Stock - C holders. As of March 31, 2004, 1,438,476 warrants are outstanding in connection with the issuances of Preferred Stock C. The warrants expire in 2008 and 2009 and have exercise prices ranging from $0.93 to $1.11 per common share. The proceeds were used for working capital purposes. Subsequent to March 31, 2004, the Company's Board of Directors authorized the sale of an additional 500 shares of the Preferred Stock C.

     Common Stock and Option Issuances
     ---------------------------------

     During the quarter ended March 31, 2004, the Company issued 187,509 unregistered shares of common stock and options to purchase 50,000 shares of its common stock as follows:

     -- 15,000 shares of common stock valued at $12,000 pursuant to an employment agreement with the Company's Chief Executive Officer as follows: 5,000 shares valued at $4,000 for services for the quarter ended March 31, 2004, and 10,000 shares valued at $8,000 for services rendered and costs recorded in the year 2003.

     -- 82,509 shares valued at $75,000 to directors for service on the Board of Directors and Committees of the Board for the year 2003, the costs were recorded in 2003;

     -- 35,000 shares valued at $26,000 to an employee for services in 2003, the costs were recorded in 2003;

     -- 55,000 shares valued at $41,000 to consultants for services rendered in 2003, the costs were recorded in 2003.

     -- 50,000 options to purchase shares of common stock to a new member of the Board of Directors. The options vest ratably from February 2004 through February 2007 and have an exercise price of $0.77 per share.

                     DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


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

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been antidilutive for the periods presented, consist of the following (in thousands):

       Options to purchase common stock                                            4,411
       Convertible preferred stock and warrants to acquire common stock            2,785
                                                                                   -----
             Total potential common shares as of March 31, 2004                    7,196
                                                                                   =====


7.   Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications.


8.   Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: ASP services and custom engineering services.

                                                      Three Months Ended March 31,
                                                         2004                 2003
                                                 ------------------- --------------------

                 ASP fees                                 $1,132              $1,126
                 Custom engineering fees                     974                 810
                                                          ------              ------
                      Total Revenue                       $2,106              $1,936
                                                          ======              ======



     Major Customer
     --------------

     For the three months ended March 31, 2004 and 2003, the Company had one major customer that accounted for 98.5% and 99.0% of the Company's total revenue, respectively. Accounts receivable from this customer amounted to $1,402,000 at March 31, 2004.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


9.   Management's Liquidity Plans

     In order to meet the Company's cash needs and to achieve positive operating cash flows the Company has and will continue to take various actions and steps that it believes will enable the Company to attain these goals. These actions include:

     -- In the second half of 2003 the Company embarked on a cost reduction program, including among other things, staff reductions, pay rate reductions, and elimination of non-essential expenses. As demonstrated by the improved operating performance in the first quarter 2004, the Company believes these cost reductions have begun to have a positive impact on its operating performance. The Company notes that its intention is to reinstate the pay rate reductions as soon as practical and as soon as its operating results and cash flows permit.

     -- As discussed in Note 3, in December 2003 the Company closed the Dallas, Texas based operations of Platinum. Platinum had experienced losses and had significant cash needs. In 2003, Platinum utilized $1,012,000 of cash. During the quarter ended March 31, 2004, the discontinued operations of Platinum used $122,000 of cash.

     -- The Company intends to raise additional capital through private equity offerings and borrowing. In this regard in December 2003, as discussed in Note 6, the Company initiated the sale of Series C Preferred stock and as of March 31, 2004 had net proceeds from these sales of $1,290,000.

     -- The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing its existing product offerings, and introducing new product offerings. In 2003 the Company's revenue from continuing operations increased $827,000 or 12.5% over revenue in 2002. For the first quarter 2004 our revenue from continuing operations exceeded revenue for the same period in 2003 by more than 8%.

     -- The Company continues to expand its marketing efforts in order to increase its customer base. In this regard, in 2003, the Company became a business partner with IBM and through this relationship will work with IBM in an effort to achieve sales to new customers. The Company will continue to pursue similar channel partner opportunities.

     The Company believes that the plan and initiatives discussed above will ultimately lead to positive cash flows and profitability. While the Company pursues these goals the Company also believes that the ability to raise additional capital through equity and debt placements will provide sufficient cash to meet our requirements at least through March 31, 2005. There can be no assurance, however, that the Company will achieve its cash flow and profitability goals, or that the Company will be able to raise additional capital sufficient to meet operating expenses or implement the plan. In such event, the Company may have to revise the plans and significantly reduce operating expenses, which could have an adverse effect on revenue and operations in the short term.


10.  New Accounting Pronouncements

     In January 2003 and amended in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

11.  Subsequent Events

     Between September 2002 and June 2003, the Company sold a total of 134,680 shares of Series A Convertible Preferred Stock, ("Series A Preferred ") in consideration for the gross amount of $2,750,000 to Metropolitan Venture Partners II, L.P. The holders of the Series A Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The payment of the first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. Subsequent to March 31, 2004 the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on February 1, 2005 until February 1, 2006. In the event the Company elects to pay the dividend on February 1, 2006 the Holders would receive a premium of $157,000. In the event the Company does not elect to defer the payment of the dividend the Company agreed to pay the Holders a premium of $35,000. Also, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on September 25, 2005 until February 1, 2006. In the event the Company elects to pay this dividend on February 1, 2006 the Holders would receive a premium of $17,000. In the event the Company does not elect to defer the payment of the dividend the Company agreed to pay the Holders a premium of $8,000.

     In April 2004, the Company modified its employment agreement with the Company's Chairman and Chief Executive Officer. The terms of the agreement remain substantially unchanged except for the compensation being reduced by $10,000 per month for the period January 2004 through June 2004.

     Also, in April 2004, the Company modified its employment agreement with the Company's President. The terms of the agreement remain substantially unchanged except for the compensation being reduced by $4,000 per month for the period January 2004 through August 2004.

     In addition, in April 2004, the Company modified the consulting agreement dated December 1, 1999 with Mountain Meadow Farm, an affiliate of S.J. & Associates, Inc., to provide for a reduction in compensation of $10,000 per month for the period January through June 2004.

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

We primarily operate as an application service provider ("ASP") and, market an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation and payment ("EBP&P") as well as visual data analysis and reporting tools delivered via the Internet for our customers. Our core technology is dbExpress TM, the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. Further, in 2001, we began to provide custom engineering services for our customers. These services have increasingly become a significant source of revenue for us and we believe will continue to increase. Additionally, we believe that this type of service leads to recurring revenue streams similar to our ASP products.

This suite of services enables us to provide a comprehensive Internet delivered service from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. This comprehensive service offering provides back office operations, reduces our customers' costs and provides for improved customer service by providing the end customer with easy access to all of the detailed information about their bill. We operate fully redundant data centers located at our main office in Bohemia, N.Y. and in Newark, NJ. Our facility in New Jersey is space leased at an International Business Machines ("IBM"), e-business Hosting Center. This co-location / redundancy feature enables us to offer virtually down time free service.

Currently, IBM, our largest customer, representing approximately 98% of our revenue for the three months ended March 31, 2004 and 2003, utilizes our products and services to allow their large enterprise customers to mine their respective high volume telecommunications data to determine cost allocation by usage, provide for network planning, budgeting and the identification of significant trends in calling patterns. In addition, we added electronic invoice presentment, payment and analysis capabilities to our services offering all based on our dbExpress TM platform.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

As disclosed in Note 6 to the accompanying Condensed Consolidated Financial Statements, during the three months ended March 31, 2004, we received proceeds from the sale of Redeemable Preferred Series C Stock totaling $760,000.

Results of operations

For the three months ended March 31, 2004 we had net loss from continuing operations of $62,000 compared to a net loss from continuing operations of $797,000 in the same period in 2003. This significant improvement of a 92% reduction in the loss is the result of continued revenue growth combined with significant efforts to streamline our operations and reduce our operating costs as discussed below. Net income for the three months ended March 31, 2004 was $142,000 compared to a net loss of $1,070,000 in 2003. This includes income from discontinued operations of $204,000 in the three months ended March 31, 2004. This income is principally the result of recognizing income related to deferred revenue of $180,000 included in other income of the discontinued operation. The results for the first quarter 2004 may not be indicative of results for subsequent quarters or for the year.

For the three months ended March 31, 2004 revenue from continuing operations increased $170,000 or 8.8% to $2,106,000 compared to revenue of $1,936,000 for the same period in 2003. This increase is primarily attributable to an increase in custom engineering fees, while revenue from ASP services increased slightly. The increase in engineering fees is principally due to the further international deployment of our ASP services and is expected to result in further increases in revenue from our ongoing ASP services.

In 2003, the Company embarked on a major cost reduction program, including among other things, staff reductions, pay rate reductions and elimination of non-essential expenses. These efforts are reflected in the cost reductions discussed below. Certain of these reductions, particularly the pay rate reductions, are temporary in nature, as it is the Company's intent to reinstate the pay rate reductions at such time as the Company's operating results and cash flow permit.

Costs of operations, research and development decreased by $128,000 (12.2%) to $918,000 for the three months ended March 31, 2004 compared to the costs of $1,046,000 for the three months ended March 31, 2003. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The decrease in costs is principally due to decreases in personnel wages and benefit costs, a decrease in costs for software, and a decrease in professional fees, offset by an increase in rental costs for our co-location production facility. All other operating expenses remained relatively flat.

Sales and marketing costs were $392,000 for the three months ended March 31, 2004, a decrease of $181,000 or 31.6% compared to costs for the same period in 2003. Salaries and related costs decreased by $69,000 primarily due to a decrease in personnel and salary reductions. Also, consulting fees were reduced by $81,000, while all other costs were reduced by $31,000.

General and administrative costs decreased $213,000 or 24.7% to $649,000 for the three months ended March 31, 2004 compared to costs of $862,000 for the same period in 2003. Salaries and related costs decreased $174,000 principally due a decrease in personnel and salary reductions, while other costs decreased in a net amount of $39,000.

Depreciation and amortization expense decreased by $42,000 (22.7%) primarily due to fully amortizing certain software costs and other computer equipment and a lower rate of investment in new software and equipment.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

Financial Condition and Liquidity

For the three months ended March 31, 2004, we had net income of $142,000 compared to a net loss of $1,070,000 for the same period in 2003. We used $551,000 in cash for continuing operations in the first three months of 2004 compared to $965,000 for the same period in 2003, an improvement of $414,000 or 42.9%. Cash used in discontinued operations was $122,000 for the three months ended March 31, 2004. We funded the shortfall in cash from operations primarily through the sale of redeemable preferred stock totaling $760,000.

Cash used in operations, including cash used for discontinued operations, for the three months ended March 31, 2004 was $673,000, consisting of the net income of $142,000, non-cash expenses of $148,000, including depreciation and amortization of $143,000. This is offset by an increase in accounts receivable and other current assets of $331,000, a decrease in accounts payable and accrued expenses of $280,000 and a decrease in deferred revenue of $26,000. Additionally, cash used in operations was reduced by the decrease in net assets attributable to discontinued operations of $326,000.

Cash used in investing activities was $14,000 for the three months ended March 31, 2004, compared to $112,000 for same period in 2003. This was principally expenditures for property and equipment.

Cash from financing activities totaled $747,000 for the three months ended March 31, 2004, compared to $753,000 for the three months ended March 31, 2003. As noted above, we received net proceeds from the sale of Series C Preferred stock of $760,000. We also repaid $37,000 of long-term debt and capital lease obligations in the first quarter of 2004. Advances from a bank for receivables financing increased by $24,000 in 2004.

Management's Liquidity and Financing Plans

In order to meet our cash needs and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals.

     -- In the second half of 2003 we embarked on a major cost reduction program, including among other things, staff reductions, pay rate reductions, and elimination of non-essential expenses. We believe that this will reduce our operating costs in excess of $1.6 million on an annual basis. We believe these cost reductions have begun to have a positive impact on our operating performance. We note that it is our intent to reinstate the pay rate reductions as soon as practical and our operating results and cash flows permit

     -- In December 2003 we closed the operations of our Platinum subsidiary. Platinum had experienced losses and had significant cash needs. We estimate that this action will reduce our operating costs in excess of $1,200,000 annually. During the quarter ended March 31, 2004, the discontinued operations of Platinum used $122,000 of cash.

     -- We intend to raise additional capital through private equity offerings and borrowing. In this regard in December 2003, as discussed above, we initiated the sale of Series C Preferred stock and as of March 31, 2004 had net proceeds from these sales of $1,290,000. There can be no assurance, however, that we will be able to raise additional capital through equity sales and/or borrowing.

     -- We continue to strive to increase our revenue through offering custom engineering services, expanding and enhancing our existing product offerings such as IOL, and introducing new product offerings. In 2003 our revenues from continuing operations increased $827,000 or 12.5% over revenues in 2002. For the first quarter 2004 our revenue from continuing operations exceeded revenue for the same period in 2003 by more than 8%.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

     -- We continue to expand our marketing efforts in order to increase our customer base. In this regard, in 2003, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. We will continue to pursue similar channel partner opportunities.

We believe that our plans and new initiatives as discussed above will lead to positive cash flows and profitability. While we pursue these goals we also believe that our ability to raise additional capital through equity and debt placements will provide sufficient cash to meet our requirements at least through March 31, 2005. There can be no assurance, however, that we will achieve our cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet our operating expenses or implement our plan. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.

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

        None

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DIRECT INSITE CORP.


/s/ James A. Cannavino
-------------------------------------------
James A. Cannavino, Chief Executive Officer                    May 12, 2004


/s/ Michael J. Beecher
-------------------------------------------
Michael J. Beecher, Chief Financial Officer                    May 12, 2004