Form 10QSB
period 2004-06-30
DIRECT INSITE CORP
filed 2004-08-20
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB
                                   (Mark One)


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004

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

             Yes    [X]              No [  ]


The number of shares of $.0001 par value stock outstanding as of July 31, 2004 was: 4,355,684.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION                                              Page

  Item 1

  Condensed Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and
   December 31, 2003                                                           3

  Condensed Consolidated Statements of Operations
   For the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)       4

  Condensed Consolidated Statements of Cash Flows
   For the Six Months Ended June 30, 2004 and 2003 (Unaudited)                 5

  Notes to Condensed Consolidated Financial Statements (Unaudited)             6

  Item 2

  Management's Discussion and Analysis or Plan of Operations                  14

  Item 3

  Controls and Procedures                                                     17

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                   18

  Item 2. Changes in Securities                                               18

  Item 3. Defaults Upon Senior Securities                                     18

  Item 4.  Submission of Matters to a Vote of Security Holders                18

  Item 5. Other Information                                                   18

  Item 6. Exhibits and Reports on Form 8-K                                    18

  Signatures                                                                  19


CERTIFICATIONS                                                                20

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
                       (in thousands, except share data)

                                                                                      June 30,           December 31,
                                                                                       2004                 2003
                                                                              --------------------- --------------------
                                                                                   (Unaudited)            (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $              189     $              75
  Accounts receivable, net of allowance for doubtful accounts of
   $2 in 2004 and 2003                                                                     1,301                 1,068
  Prepaid expenses and other current assets                                                  181                   215
  Assets from discontinued operations                                                          0                    47
                                                                              --------------------- --------------------
       Total current assets                                                                1,671                 1,405

Property and equipment, net                                                                  592                   771
Other assets                                                                                 320                   335
                                                                              --------------------- --------------------
         TOTAL ASSETS                                                         $            2,583    $            2,511
                                                                              ===================== ====================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable and accrued expenses                                       $            1,612    $            2,248
  Due to bank                                                                                601                   585
  Deferred revenue                                                                             0                    96
  Current portion of long-term debt                                                          811                   880
  Liabilities from discontinued operations, current portion                                  192                   581
                                                                              --------------------- --------------------
       Total current liabilities                                                           3,216                 4,390

Long term debt, net of current portion                                                        69                    42
Dividends payable                                                                            681                   382
Liabilities from discontinued operations, long-term                                            0                    87
                                                                              --------------------- --------------------
       Total liabilities                                                                   3,966                 4,901
                                                                              --------------------- --------------------

Commitments and contingencies

Shareholders' deficiency
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
     Series A Convertible Preferred, 134,680 issued and outstanding in 2004 and 2003; liquidation preference of $2,750,000 in 2004 and
     2003                                                                                     -                     -
     Series B Redeemable Preferred, 974 issued and outstanding in 2004
     and 2003; liquidation preference of $974,075 in 2004 and 2003                            -                     -
     Series C Redeemable Preferred, 2,000 and 590 issued and outstanding in 2004 and 2003, respectively; liquidation preference of $2,000,000 and $590,000, in 2004 and 2003, respectively
  Common stock, $0.0001 par value; 150,000,000
     shares authorized in 2004 and 2003;
     4,395,611 and 4,080,402 shares issued in 2004 and 2003,
     respectively; and 4,355,684 and 4,040,475 shares outstanding
     in 2004 and 2003, respectively                                                           -                     -
  Additional paid-in capital                                                            112,253               110,582
  Accumulated deficit                                                                  (113,308)             (112,644)
                                                                              --------------------- --------------------
                                                                                         (1,055)               (2,062)

  Common stock in treasury, at cost  - 24,371 shares                                       (328)                 (328)
                                                                              --------------------- --------------------
       Total shareholders' deficiency                                                    (1,383)               (2,390)
                                                                              --------------------- --------------------
       TOTAL LIABILITIES AND SHAREHODERS' DEFICIENCY                          $           2,583     $           2,511
                                                                              ===================== ====================

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                       (in thousands, except share data)

                                                               Three Months Ended              Six Months Ended
                                                               ------------------              ----------------
                                                                    June 30,                       June 30,
                                                                    --------                       --------
                                                               2004            2003           2004           2003
                                                          --------------- -------------- --------------- --------------
   Revenue from continuing operations                     $       1,716   $       1,958   $      3,822   $       3,894
                                                          --------------- -------------- --------------- --------------
   Costs and expenses
     Operations, research and development                           846           1,155          1,764           2,201
     Sales and marketing                                            422             576            814           1,149
     General and administrative                                     755             847          1,404           1,709
     Amortization and depreciation                                  142             162            285             347
                                                          --------------- -------------- --------------- --------------
                                                                  2,165           2,740          4,267           5,406
                                                          --------------- -------------- --------------- --------------
   Operating loss                                                  (449)           (782)          (445)         (1,512)

   Other expenses
     Interest expense, net                                          (82)            (86)          (147)           (153)
     Other expense                                                  (33)            (40)           (33)            (40)
                                                          --------------- -------------- --------------- --------------
   Loss before provision for income taxes                          (564)           (908)          (625)         (1,705)

   Provision for income taxes                                        (3)             (2)            (4)             (2)
                                                          --------------- -------------- --------------- --------------
   Loss from continuing operations                                 (567)           (910)          (629)         (1,707)

   Income (loss) from discontinued operations                        59            (343)           263            (616)
                                                          --------------- -------------- --------------- --------------
   Net loss                                                        (508)         (1,253)          (366)          (2,323)

   Preferred stock dividends                                       (170)            (66)          (298)           (129)
                                                          --------------- -------------- --------------- --------------
   Net loss attributable to
     common shareholders                                  $        (678)  $      (1,319) $        (664)  $       (2,452)
                                                          =============   =============  =============   ==============
   Basic and diluted loss per share:
     Basic and diluted loss from continuing operations    $       (0.17)  $       (0.25) $       (0.22)  $        (0.46)

     Basic and diluted income (loss) from discontinued
     operations                                                    0.01           (0.08)          0.06           (0.16)
                                                          --------------- -------------- --------------- --------------
   Basic and diluted loss  per share                      $       (0.16)          (0.33)         (0.16)          (0.62)
                                                          =============== ============== =============== ==============
   Basic weighted average common shares
   outstanding                                                    4,288           3,976          4,186           3,953
                                                          =============== ============== =============== ==============


See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                        (in thousands, except share data)

                                                                                          For the six months ended
                                                                                                   June 30,
                                                                                             2004              2003
                                                                                         -----------------------------
Cash flows from operating activities
 Loss from continuing operations                                                         $      (629)     $     (1,707)
 Adjustments to reconcile loss from continuing operations
  to net cash used in continuing operations:
   Amortization and depreciation:
     Property and equipment                                                                      284               346
     Other                                                                                         1                 1
    Provision for doubtful accounts                                                               --                 2
    Common stock and options issued for services                                                   4               130

  Changes in operating assets and liabilities:
    Accounts receivable                                                                         (233)             (192)
    Prepaid expenses and other current assets                                                     34                64
    Other assets                                                                                  14                34
    Accounts payable and accrued expenses                                                       (379)              189
    Restructuring costs payable                                                                   --               (16)
    Deferred revenue                                                                             (96)               --
                                                                                         -----------      ------------
       Net cash used in continuing operations                                                 (1,000)           (1,149)

  Income (loss) from discontinued operations                                                     263              (616)
  Change in:
    Assets and liabilities from discontinued operations                                         (429)              220
                                                                                         -----------      ------------
       Net cash used in discontinued operations                                                 (166)             (396)
                                                                                         -----------      ------------

       Net cash used in operating activities                                                  (1,166)           (1,545)
                                                                                         -----------      ------------
Cash flows used in investing activities
 Expenditures for property and equipment                                                         (31)             (162)
                                                                                         -----------      ------------
       Net cash used in investing activities                                                     (31)             (162)
                                                                                         -----------      ------------
Cash flows from financing activities
 Proceeds from common stock subscription receivable                                               --                22
 Proceeds from sales of preferred stock                                                        1,410               750
 Costs related to the sale of preferred stock                                                     --               (15)
 Advances from Bank, net                                                                          16                 1
 Proceeds from long-term debt, net of fees                                                        --               496
 Repayments of long-term debt - discontinued operations                                           --               (37)
 Repayments of long-term debt                                                                   (115)              (99)
                                                                                         -----------      ------------
       Net cash provided by financing activities                                               1,311             1,118
                                                                                         -----------      ------------
Net increase (decrease) in cash and cash equivalents                                             114              (589)

Cash and cash equivalents - beginning of period                                                   75               620
                                                                                         -----------      ------------
Cash and cash equivalents - end of period                                                $       189      $         31
                                                                                         ===========      ============

Non-cash investing and financing activities:

Issuance of 310,209 common shares in 2004
for services and fees incurred in 2003  (Note 6)                                        $       257
                                                                                         ===========

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


1.   Interim Financial Information

     The condensed consolidated balance sheet as of June 30, 2004, and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2004 and 2003, have been prepared by the Company and are not audited. These interim financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the quarterly periods ended June 30, 2004, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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


2.   The Company

     Direct Insite Corp. and subsidiaries (the "Company"), primarily operate as an application service provider ("ASP"), that markets an integrated transaction based "fee for service" offering called Invoices On-Line (IOL), an electronic invoice presentment and payment (EIP&P) service that processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis.

     The Commpany also provides additional service offerings in the form of its patented dbExpress TM technology, a management information tool that allows users to visually data mine large volumes of transactional data via the Internet. A complete Internet Customer Care tool set integrated with the EIP&P product set is also available. The Company operates fully redundant data centers located at its main office in Bohemia, N.Y. and in an IBM co-location facility in Newark, NJ.

     Management's liquidity plans are discussed in Note 9. Also, as described in
     Note 8, the Company has one major customer that accounted for approximately 98% of the Company's revenue for the six months ended June 30, 2004. Loss of this customer would have a material adverse effect on the Company.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


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

                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                              --------------------------- -------------------------
                                                                 2004          2003           2004         2003
                                                              ------------ -------------- ------------- -----------
     Net loss attributable to common shareholders
      As reported                                               $   (678)    $ (1,319)      $   (664)    $ (2,452)
      Less:  Stock-based employee compensation
       expense determined under fair value-based
       method for all awards                                        (400)        (270)          (445)        (591)
                                                                --------     --------       --------     --------
      Pro forma                                                 $ (1,078)    $  1,589)      $ (1,109)    $ (3,043)
                                                                ========     ========       ========     ========
     Basic and diluted net loss per share
      As reported                                               $  (0.16)    $  (0.33)        $(0.16)      $(0.62)
                                                                ========     ========       ========     ========
      Pro forma                                                 $  (0.25)    $  (0.40)        $(0.26)      $(0.77)
                                                                ========     ========       ========     ========

     The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 68.1% in 2004 and ranging from 63.4% to 71.5% in 2003, (2) risk-free interest rates of 4.00% in 2004 and 4.25% in 2003 and (3) expected lives of 5.50 years in 2004 and ranging from 2.00 years to 5.2 years in 2003.


3.   Discontinued Operations

     Platinum Communications, Inc. In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum.

     As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the results of operations and the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. The income and losses are reflected as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations. The following table reflects the results of the discontinued operations of Platinum for the three and six months ended June 30, 2004 and 2003, respectively (in thousands):

                     DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                        Three Months Ended               Six Months Ended
                                                            June 30                           June 30
                                                       2004             2003            2004              2003
                                                       ----             ----            ----              ----
          Revenue                                      $      0        $   112         $     0          $   375
                                                       --------        -------         -------          -------

          Costs and Expenses
          ------------------
          Operations, research and
          development                                        --           (172)              --            (364)
          Sales and marketing                                --           (171)              --            (430)
          General and administrative                         --            (64)              --             (95)
           Amortization and depreciation                     --            (47)              --             (94)
           Other income (expense) - net                      61              1              268               1
           Interest expense, net                             (2)            (2)              (5)             (9)
                                                       --------        -------         --------          -------
                 Total other income and
                 (expenses)                                  59           (455)             263            (991)
                                                       --------        -------         --------          -------
                 Income (loss) from
                 discontinued operations               $     59        $  (343)        $    263          $  (616)
                                                       ========        =======         ========          =======

     At June 30, 2004, the discontinued operation had no significant assets. The liabilities of the discontinued operation include the balance of loans totaling $87,000, and accounts payable and accrued liabilities of $105,000.

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

     At June 30, 2004, the Company had assigned approximately $751,000 of accounts receivable to the Bank and received advances of $601,000.


5.   Long Term Debt Long-term debt consists of the following (in thousands):

       Long-term debt consists of the following (in thousands):

                                                            June 30,          December 31,
                                                             2004                2003
                                                       ------------------- -----------------
       Lines of credit (a)                                 $    699           $     736
       Capitalized lease obligations (b)                        181                 186
                                                           --------           ---------
                                                                880                 922
       Less current portion                                    (811)               (880)
                                                           --------           ---------
       Long-term debt, net of current portion             $      69           $      42
                                                          =========           =========

                     DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


     (a) In 2003, the Company obtained a discretionary Line of Credit ("LoC") in the amount of $500,000 from JP Morgan Private Bank ("JPMC"). The LoC is guaranteed by Tall Oaks Group, LLC and is repayable on the earlier of demand or June 30, 2005. The LoC permitted two forms of draw down; one based upon prime rate, the second based upon LIBOR. In 2003, the Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of June 30, 2004, the balance outstanding is $500,000 and the applied interest rate was 3.51%.

          Also in 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. The line is guaranteed by the Company's chairman, secured by the assets of the Company, and carries an interest rate of 7%. Repayments are calculated monthly at 2.778% of the outstanding balance, plus finance charges, and continue until the line is fully paid. At June 30, 2004, the Company had an outstanding balance of approximately $199,000 under the line of credit.

     The Company has equipment under capital lease obligations expiring at various times through 2007. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

6.   Shareholders' Deficiency

     Preferred Stock
     ---------------

     In December 2003, the Company's Board of Directors authorized the sale of up to 1,500 shares of its non-voting Series C Redeemable Preferred Stock ("Preferred Stock - C") and in April 2004 the Board authorized the sale of an additional 500 shares. During December 2003, the Company sold 590 shares of the Preferred Stock - C in consideration for $590,000 less fees and expenses of $60,000 to Metropolitan Venture Partners II, L.P. ("Metropolitan") and certain board members and an executive officer of the Company. Metropolitan was issued 200,000 warrants with an exercise price of $2.125 to purchase common stock of the Company for services in connection with the transaction. The holders of Preferred Stock - C are entitled to dividends at the rate of 9-1/2% per annum, payable quarterly in arrears beginning October 1, 2005. The Company has the option to redeem issued shares of Preferred Stock - C, in whole or in part, at any time, with the redemption price equal to the purchase price plus accrued and unpaid dividends. For each share of Preferred Stock - C purchased, each investor received a Warrant to purchase the number of shares of the Company's common stock equal to the Price Per Share divided by 123% of the closing price per share of the Company's common stock on the trading day immediately prior to the date of issuance of the Warrant. During the six months ended June 30, 2004 the Company sold an additional 1,410 shares for proceeds of $1,410,000, and issued 1,159,629 warrants in connection with the issuance. As of June 30, 2004, approximately $63,000 in dividends are accrued for the Preferred Stock - C holders. As of June 30, 2004, 1,990,779 warrants are outstanding in connection with the issuances of Preferred Stock - C. The warrants expire in 2008 and 2009 and have exercise prices ranging from $0.93 to $2.13 per common share. The proceeds were used for working capital purposes.

     Between September 2002 and June 2003, the Company sold a total of 134,680 shares of Series A Convertible Preferred Stock, ("Series A Preferred ") in consideration for the gross amount of $2,750,000 to Metropolitan Venture Partners II, L.P. The holders of the Series A Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The payment of the first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of

                     DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. In May 2004 the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on February 1, 2005 until February 1, 2006. In the event the Company elects to pay the dividend on February 1, 2006 the Holders would receive a premium of $157,000. In the event the Company does not elect to defer the payment of the dividend the Company agreed to pay the Holders a premium of $35,000. Also, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on September 25, 2005 until February 1, 2006. In the event the Company elects to pay this dividend on February 1, 2006 the Holders would receive a premium of $17,000. In the event the Company does not elect to defer the payment of the dividend the Company agreed to pay the Holders a premium of $8,000.

     Common Stock and Option Issuances
     ---------------------------------

     During the six months ended June 30, 2004, the Company issued 315,209 unregistered shares of common stock and options to purchase 50,000 shares of its common stock as follows:

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

     -- 182,700 shares valued at $148,000 to consultants for services rendered in 2003, the costs were recorded in 2003.

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

                     DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


        Options to purchase common stock                                   4,381
        Convertible preferred stock and warrants to acquire common stock   3,338
                                                                           -----
                Total potential common shares as of June 30, 2004          7,719
                                                                           =====

7.   Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications. These reclassifications have no effect on previously reported net income or loss.


8.   Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: ASP services and custom engineering services.

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                         2004            2003            2004              2003
                                                 ------------------- --------------- -------------- -----------------
               ASP fees                                  $1,090              $1,546          $2,222         $2,672
               Custom engineering fees                      626                 412           1,600          1,222
                                                         ------              ------          ------         ------
                    Total Revenue                        $1,716              $1,958          $3,822         $3,894
                                                         ======              ======          ======         ======

     Major Customer
     --------------

     For the three and six months ended June 30, 2004, the Company had one major customer that accounted for 96.2% and 97.5% of the Company's total revenue, respectively. For the three and six month periods in 2003, this customer accounted for 87.1% and 87.2% of total revenue, respectively. Accounts receivable from this customer amounted to $1,255,000 at June 30, 2004.


9.   Management's Liquidity Plans

     In order to meet the Company's cash needs and to achieve positive operating cash flows the Company has and will continue to take various actions and steps that it believes will enable the Company to attain these goals. These actions include:

     -- In the second half of 2003 the Company embarked on a cost reduction program, including among other things, staff reductions, pay rate reductions, and elimination of non-essential expenses. As demonstrated by the improved operating performance in the first half 2004, the Company believes these cost reductions have begun to have a positive

                     DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


          impact on its operating performance. The Company notes that its intention is to reinstate the pay rate reductions as soon as practical and as soon as its operating results and cash flows permit.

     -- As discussed in Note 3, in December 2003 the Company closed the Dallas, Texas based operations of Platinum. Platinum had experienced losses and had significant cash needs. In 2003, Platinum utilized $1,012,000 of cash. During the six months ended June 30, 2004, the discontinued operations of Platinum used $166,000 of cash.

     -- The Company intends to raise additional capital through private equity offerings and borrowing. In this regard in December 2003, as discussed in Note 6, the Company initiated the sale of Series C Preferred stock and as of June 30, 2004 had net proceeds from these sales of $1,940,000.

     -- The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing its existing product offerings, and introducing new product offerings. In 2003 the Company's revenue from continuing operations increased $827,000 or 12.5% over revenue in 2002. For the first six months of 2004 our revenue from continuing operations was only slightly lower than revenue for the same period in 2003 and revenue for the year ending December 31, 2004 is expected to exceed 2003 revenue.

     -- The Company continues to expand its marketing efforts in order to increase its customer base. In this regard, in 2003, the Company became a business partner with IBM and through this relationship will work with IBM in an effort to achieve sales to new customers. The Company will continue to pursue similar channel partner opportunities. In addition, in June 2004 the Company signed a contract to provide ASP services with a new customer that is expected to produce significant revenue in 2004 and beyond.

     The Company believes that the plan and initiatives discussed above will ultimately lead to positive cash flows and profitability. While the Company pursues these goals the Company also believes that the ability to raise additional capital through equity and debt placements will provide sufficient cash to meet our requirements at least through June 30, 2005. There can be no assurance, however, that the Company will achieve its cash flow and profitability goals, or that the Company will be able to raise additional capital sufficient to meet operating expenses or implement the plan. In such event, the Company may have to revise the plans and significantly reduce operating expenses, which could have an adverse effect on revenue and operations in the short term.


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

Overview

Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as "Direct Insite" or the "Company"), was organized under the name Unique Ventures, Inc. as a public company, under the laws of the State of Delaware, on August 27, 1987. In August, 2000, we changed our name to Direct Insite Corp. which the Board of Directors believed was more in line with our new direction.

Direct Insite, primarily operates as an application service provider ("ASP"), that markets an integrated transaction based "fee for service" offering called Invoices On-Line (IOL), an electronic invoice presentment and payment (EIP&P) service that processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis on behalf of our. IOL is the Company's primary offering and it is a globally delivered service that provides electronic invoice presentation in more than 20 different countries around the globe and in more than 10 languages and currencies. Direct Insite currently hosts several million invoices that are accessible "on-line" via the Internet 24 hours per day, seven days per week, 365 days per year. IOL is a uniquely positioned service offering in the industry, the service is designed to handle the complex invoicing found in today's global business environment. The solution allows Global 1000 companies to receive, route, approve and pay invoices on-line in the local language and currency. By automating the traditional paper-based invoicing process, customers now have easy and quick access to line-item billing information, reporting and analytics. With the enhanced level of accuracy provided by IOL, invoice disputes are greatly reduced and overall customer satisfaction is substantially increased.

Direct Insite also provides additional service offerings in the form of its patented dbExpress TM technology, a management information tool that allows users to visually data mine large volumes of transactional data via the Internet. A complete Internet Customer Care tool set integrated with the EIP&P product set is also available. We operate fully redundant data centers located at our main office in Bohemia, N.Y. and in Newark, NJ. Our facility in New Jersey is space leased at an International Business Machines ("IBM"), e-business Hosting Center. This co-location / redundancy feature enables us to offer virtually down time free service.

This suite of services enables us to provide a comprehensive Internet delivered service including the processing and consolidation of invoice related transaction records and supporting information through all of the internal workflow management processes including an electronically delivered invoice with customer analytics including the ability to dispute any line item of any invoice

                     DIRECT INSITE CORP. AND SUBSIDIARIES

and  pay  the  invoice  through  multiple   electronic  payment  options.   This
comprehensive service offering provides back office operations, reduces our customers' costs and provides for improved customer service by providing our customer's customer with easy access to all of the detailed information about their invoice.

Currently, IBM, our largest customer, representing approximately 96% and 98% of our revenue for the three and six month periods ended June 30, 2004, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year.

As disclosed in Note 6 to the accompanying Condensed Consolidated Financial Statements, during the six months ended June 30, 2004, we received proceeds from the sale of Redeemable Preferred Series C Stock totaling $1,410,000.

Results of operations

For the three and six month periods ended June 30, 2004 we had net losses from continuing operations of $567,000 and $629,000, respectively, compared to net losses from continuing operations of $910,000 and $1,707,000 in the same periods in 2003. This significant improvement of a 63% reduction in the loss for the six month period ended June 30, 2004 is the result of our significant efforts to streamline our operations and reduce our operating costs as discussed below. Net losses for the three and six month periods ended June 30, 2004 were $508,000 and $366,000, respectively, compared to net losses of $1,253,000 and $2,323,000 for the same periods in 2003. This includes income from discontinued operations of $59,000 and $263,000 in the three and six month periods ended June 30, 2004, respectively. This income is principally the result of recognizing income related to deferred revenue of $180,000 and a gain of approximately $83,000 on the settlement of the office lease included in other income of the discontinued operation. The results for the first six months of 2004 may not be indicative of results for subsequent quarters or for the year.

For the three months ended June 30, 2004 revenue from continuing operations decreased by $242,000 or 12.3% to $1,716,000 compared to revenue of $1,958,000 for the same period in 2003. This decrease is primarily attributable to a decrease in ASP services compared to the same period in 2003, offset by an increase in custom engineering fees. In the second quarter of 2003 we had ASP service fees from a customer that did not continue after June 2003. The increase in engineering fees is principally due to the further international deployment of our ASP services and is expected to result in future increases in revenue from ongoing ASP services. For the six months ended June 30, 2004 revenue from continuing operations was $3,822,000, a decrease of $72,000 (1.8%) compared to revenue of $3,894,000 for the same period in 2003. We expect revenue to improve in the second half of 2004 with the addition of new customers and further increases in engineering fees from IBM as we expand the deployment of our ASP services.

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

Costs of operations, research and development decreased by $309,000 (26.7%) and $437,000 (19.9%) for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The decrease in costs is principally due to decreases in personnel wages and benefit costs, a decrease in costs for software, and a decrease in professional fees, offset by an increase in rental costs for our co-location production facility. All other operating expenses remained relatively flat.

                     DIRECT INSITE CORP. AND SUBSIDIARIES

Sales and marketing costs decreased $154,000 (26.7%) and $335,000 (29.2%) for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. Salaries and related costs decreased by $170,000 for the six months ended June 30, 2004, primarily due to a decrease in personnel and salary reductions. Also, consulting fees were reduced by $146,000, while all other costs were reduced by $19,000, net.

General and administrative costs decreased $92,000 (10.9%) and $305,000 (17.8%) for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. Salaries and related costs decreased $270,000 for the six months ended June 30, 2004, principally due a decrease in personnel and salary reductions, while other costs decreased in a net amount of $35,000.

Depreciation and amortization expense decreased by $20,000 (12.3%) and $$62,000 (17.9%) for the three and six month periods ended June 30, 2004, respectively, primarily due to fully amortizing certain software costs and other computer equipment and a lower rate of investment in new software and equipment.



Financial Condition and Liquidity

For the six months ended June 30, 2004, we had a net loss of $366,000 compared to a net loss of $2,323,000 for the same period in 2003. We used $1,000,000 in cash for continuing operations in the first six months of 2004 compared to $1,149,000 for the same period in 2003, an improvement of $149,000 or 13.0%. Cash used in discontinued operations was $166,000 for the six months ended June 30, 2004.

We funded the shortfall in cash from operations primarily through the sale of redeemable preferred stock totaling $1,410,000.

Cash used in operations, including cash used for discontinued operations, for the six months ended June 30, 2004 was $1,166,000, consisting of the net loss of $366,000, offset by non-cash expenses of $289,000, including depreciation and amortization of $284,000. This is further reduced by an increase in accounts receivable and other current assets of $185,000, a decrease in accounts payable and accrued expenses of $379,000 and a decrease in deferred revenue of $96,000. Additionally, cash used in operations was reduced by the decrease in net assets attributable to discontinued operations of $429,000.

Cash used in investing activities was $31,000 for the six months ended June 30, 2004, compared to $162,000 for same period in 2003. This was principally expenditures for property and equipment.

Cash from financing activities totaled $1,311,000 for the six months ended June 30, 2004, compared to $1,118,000 for the six months ended June 30, 2003. As noted above, we received net proceeds from the sale of Series C Preferred stock of $1,410,000. We also repaid $115,000 of long-term debt and capital lease obligations in the first half of 2004. Advances from a bank for receivables financing increased by $16,000 in 2004.

Management's Liquidity and Financing Plans

In order to meet our cash needs and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals.

-- In the second half of 2003 we embarked on a major cost reduction program, including among other things, staff reductions, pay rate reductions, and elimination of non-essential expenses. We believe that this will reduce our operating costs in excess of $1.6 million on an annual basis. We believe

                     DIRECT INSITE CORP. AND SUBSIDIARIES

     these cost reductions have begun to have a positive impact on our operating performance. We note that it is our intent to reinstate the pay rate reductions as soon as practical and our operating results and cash flows permit

-- In December 2003 we closed the operations of our Platinum subsidiary. Platinum had experienced losses and had significant cash needs. We estimate that this action will reduce our operating costs in excess of $1,200,000 annually. During the six months ended June 30, 2004, the discontinued operations of Platinum used $166,000 of cash.

-- We intend to raise additional capital through private equity offerings and borrowing. In this regard in December 2003, as discussed above, we initiated the sale of Series C Preferred stock and as of June 30, 2004 had net proceeds from these sales of $1,940,000. There can be no assurance, however, that we will be able to raise additional capital through equity sales and/or borrowing.

-- We continue to strive to increase our revenue through offering custom engineering services, expanding and enhancing our existing product offerings such as IOL, and introducing new product offerings. In 2003 our revenues from continuing operations increased $827,000 or 12.5% over revenues in 2002. . For the first six months of 2004 our revenue from continuing operations was only slightly lower than revenue for the same period in 2003 and revenue for the total year 2004 is expected to exceed 2003 revenue.

-- We continue to expand our marketing efforts in order to increase our customer base. In this regard, in 2003, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. We will continue to pursue similar channel partner opportunities. In addition, in June 2004 the Company signed a new contract for ASP services with a new customer that is expected to produce significant revenue in 2004 and beyond.

We believe that our plans and new initiatives as discussed above will lead to positive cash flows and profitability. While we pursue these goals we also believe that our ability to raise additional capital through equity and debt placements will provide sufficient cash to meet our requirements at least through June 30, 2005. There can be no assurance, however, that we will achieve our cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet our operating expenses or implement our plan. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.



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




DIRECT INSITE CORP.



/s/ James A. Cannavino
-------------------------------------------
James A. Cannavino, Chief Executive Officer                   August 20, 2004


/s/ Michael J. Beecher
-----------------------------------------------
Michael J. Beecher, Chief Financial Officer                   August 20, 2004