Form 10QSB
period 2004-09-30
DIRECT INSITE CORP
filed 2004-11-19
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB
                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2004

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


The number of shares of $.0001 par value stock outstanding as of October 31, 2004 was: 4,355,684.

Transitional Small Business Disclosure Format (check one):    Yes     No  X
                                                                  ---    ---

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION                                                                                 Page

       Item 1

     Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and
       December 31, 2003 .................................................................................        3

     Condensed Consolidated Statements of Operations
       For the Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)........................        4

     Condensed Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)..................................        5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................        6

     Item 2

     Management's Discussion and Analysis or Plan of Operations ..........................................       14

     Item 3

     Controls and Procedures..............................................................................       18

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................................................       18

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .................................       18

     Item 3. Defaults Upon Senior Securities .............................................................       18

     Item 4.  Submission of Matters to a Vote of Security Holders ........................................       18

     Item 5. Other Information ...........................................................................       18

     Item 6. Exhibits ....................................................................................       18

     Signatures ..........................................................................................       19


CERTIFICATIONS ...........................................................................................       20

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                       (In thousands, except share data)


                                                                                  September 30,         December 31,
                                                                                      2004                 2003
                                                                              --------------------- --------------------

                                                                                  (Unaudited)            (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $             140     $             75
  Accounts receivable, net of allowance for doubtful accounts of
   $2 in 2004 and 2003                                                                    1,142                 1,068
  Prepaid expenses and other current assets                                                 184                   215
  Assets from discontinued operations                                                         -                    47
                                                                              -----------------     -----------------
       Total current assets                                                               1,466                 1,405

Property and equipment, net                                                                 674                   771
Other assets                                                                                319                   335
                                                                              -----------------     -----------------
         TOTAL ASSETS                                                         $           2,459     $           2,511
                                                                              =================     =================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable and accrued expenses                                        $          1,904     $           2,248
  Short term revolving loans                                                                715                   585
  Deferred revenue                                                                            -                    96
  Current portion of long-term debt                                                         797                   880
  Liabilities from discontinued operations, current portion                                 153                   581
                                                                              -----------------     -----------------
       Total current liabilities                                                          3,569                 4,390

Long term debt, net of current portion                                                      153                    42
Dividends payable                                                                           841                   382
Liabilities from discontinued operations, long-term                                           -                    87
                                                                              -----------------     -----------------
       Total liabilities                                                                  4,563                 4,901
                                                                              -----------------     -----------------
Commitments and contingencies

Shareholders' deficiency
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
     Series A Convertible Preferred, 134,680 issued and outstanding in 2004 and 2003; liquidation preference of $2,750,000 in 2004 and
     2003                                                                                      -                     -
     Series B Redeemable Preferred, 974 issued and outstanding in
     2004                                                                                      -                     -
     and 2003; liquidation preference of $974,075 in 2004 and 2003
     Series C Redeemable Preferred, 2,000 and 590 issued and outstanding in 2004 and 2003, respectively; liquidation preference of
    $2,000,000 and $590,000, in 2004 and 2003, respectively
    Common stock, $0.0001 par value; 150,000,000
     shares authorized in 2004 and 2003;
     4,395,611 and 4,080,402 shares issued in 2004 and 2003,
     respectively; and 4,355,684 and 4,040,475 shares outstanding
     in 2004 and 2003, respectively                                                           -                     -
  Additional paid-in capital                                                            112,253               110,582
  Accumulated deficit                                                                  (114,029)             (112,644)
                                                                              -----------------     -----------------
                                                                                         (1,776}               (2,062)

  Common stock in treasury, at cost - 24,371 shares                                        (328)                 (328)
                                                                              -----------------     -----------------
       Total shareholders' deficiency                                                    (2,104)               (2,390)
                                                                              -----------------     -----------------
          TOTAL LIABILITIES AND SHAREHODERS' DEFICIENCY                       $           2,459    $            2,511
                                                                              =================     =================

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
                     (in thousands, except per share data)

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                               2004           2003            2004           2003
                                                          --------------- -------------- --------------- --------------

   Revenue                                                $        1,598  $       2,034  $       5,421   $       5,928
                                                          --------------  -------------  -------------   -------------
   Costs and expenses
     Operations, research and development                            868          1,055          2,632           3,256
     Sales and marketing                                             386            507          1,201           1,657
     General and administrative                                      694            821          2,098           2,531
     Amortization and depreciation                                   131            173            415             520
                                                          --------------  -------------  -------------   -------------
                                                                  2,079           2,556          6,346           7,964
                                                          --------------  -------------  -------------   -------------
   Operating loss                                                  (481)           (522)          (925)         (2,036)

   Other expenses
     Interest expense, net                                         (77)            (68)          (223)           (219)
     Other expense                                                 ----            (25)           (33)            (66)
                                                          --------------  -------------  -------------   -------------
   Loss before provision for income taxes                          (558)           (615)        (1,181)         (2,321)

   (Provision for) benefit from income taxes                         (1)            109             (5)            109
                                                          --------------  -------------  -------------   -------------
   Loss from continuing operations                                 (559)           (506)        (1,186)         (2,212)

   (Loss) income from discontinued operations                        (2)           (322)           260            (939)
                                                          --------------  -------------  -------------   -------------
   Net loss                                                         (561)          (828)          (926)         (3,151)

   Preferred stock dividends                                        (161)          (102)          (459)          (231)
                                                          --------------  -------------  -------------   -------------
   Net loss attributable to
        common shareholders                               $         (722) $        (930) $      (1,385)  $      (3,382)
                                                          ==============  =============  =============   =============
   Basic and diluted loss per share:
     Basic and diluted loss from continuing operations    $        (0.17)  $      (0.15) $       (0.39)  $       (0.61)
     Basic and diluted income (loss) from discontinued
     operations                                                    --             (0.08)          0.06           (0.24)
                                                          --------------  -------------  -------------   -------------
   Basic and diluted loss  per share                      $       (0.17)  $       (0.23) $       (0.33)  $       (0.85)
                                                          =============   =============  =============   =============
   Basic and  diluted  weighted  average  common  shares
   outstanding                                                    4,356           4,029          4,243           3.979
                                                          =============   =============  =============   =============

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                       (In thousands, except share data)

                                                                                          For the nine months ended
                                                                                                 September 30,
                                                                                            2004              2003
                                                                                     ----------------- ------------------
Cash flows from operating activities
 Loss from continuing operations                                                       $      (1,186)     $     (2,212)
 Adjustments to reconcile loss from continuing operations
  to net cash used in continuing operations:
   Amortization and depreciation:
     Property and equipment                                                                      413               518
     Other                                                                                         2                 2
    Provision for doubtful accounts                                                               --                88
    Common stock and options issued for services                                                   4               175
    Other                                                                                         --                25

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          (74)             (326)
    Prepaid expenses and other current assets                                                     31                40
    Other assets                                                                                  14                75
    Accounts payable and accrued expenses                                                        (87)              468
    Deferred revenue                                                                             (96)               12
                                                                                       --------------    -------------
       Net cash used in continuing operations                                                   (979)           (1,135)
                                                                                       --------------    -------------
  Income (loss) from discontinued operations                                                     260              (939)
  Change in:
    Assets and liabilities from discontinued operations                                         (468)              181
                                                                                       --------------    -------------
       Net cash used in discontinued operations                                                 (208)             (758)
                                                                                       --------------    -------------
       Net cash used in operating activities                                                  (1,187)           (1,893)
                                                                                       --------------    -------------
Cash flows used in investing activities
 Expenditures for property and equipment                                                         (90)             (309)
                                                                                       --------------    -------------
       Net cash used in investing activities                                                     (90)             (309)
                                                                                       --------------    -------------
Cash flows from financing activities
 Proceeds from common stock subscription receivable                                               --                21
 Proceeds from sales of preferred stock                                                        1,410               750
 Costs related to the sale of preferred stock                                                     --               (23)
 Proceeds from revolving loans, net                                                              130               108
 Proceeds from long-term debt, net of fees                                                        --               496
 Proceeds from line of credit                                                                     --               500
 Repayments of long-term debt                                                                   (198)             (201)
                                                                                       --------------    -------------
          Net cash provided by financing activities                                            1,342             1,651
                                                                                       --------------    -------------
Net increase (decrease) in cash and cash equivalents                                              65              (551)

Cash and cash equivalents - beginning of period                                                   75               620
                                                                                       --------------    -------------
Cash and cash equivalents - end of period                                              $         140     $          69
                                                                                       ==============    =============
Non-cash investing and financing activities:

Issuance of 310,209 common shares in 2004
for services and fees incurred in 2003 (Note 6)                                           $      257
                                                                                          ==========
Fixed assets acquired in exchange for capital lease obligation                            $      226
                                                                                          ==========

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


1.   Interim Financial Information

     The condensed consolidated balance sheet as of September 30, 2004, and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2004 and 2003, have been prepared by the Company and are not audited. These interim financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the quarterly periods ended September 30, 2004, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     The Company also provides additional service offerings in the form of its patented dbExpress TM technology, a management information tool that allows users to visually data mine large volumes of transactional data via the Internet. A complete Internet Customer Care tool set integrated with the EIP&P product set is also available. The Company operates fully redundant data centers located at its main office in Bohemia, N.Y. and in an IBM co-location facility in Newark, NJ.

     Management's liquidity plans are discussed in Note 9. Also, as described in
     Note 8, the Company has one major customer that accounted for approximately 96% of the Company's revenue for the nine months ended September 30, 2004. Loss of this customer would have a material adverse effect on the Company.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                     Three Months Ended           Nine Months Ended
                                                                         September 30,              September 30,
                                                                  --------------------------- -------------------------

                                                                        2004          2003           2004         2003
                                                                   ------------ -------------- ------------- -----------
      Net loss attributable to common shareholders
      As reported                                                      $   (722)      $ (930)    $   (1,385)    $ (3,382)
      Less:  Stock-based employee compensation
       expense determined under fair value-based
       method for all awards                                                (48)        (278)          (493)        (859)
                                                                       --------      -------      ----------    --------
      Pro forma                                                        $   (770)     $(1,208)     $  (1,878)    $ (4,241)
                                                                       ========      =======      =========     ========
     Basic and diluted net loss per share
      As reported                                                      $  (0.17)     $ (0.23)     $   (0.33)    $  (0.85)
                                                                       ========      =======      =========     ========
      Pro forma                                                        $  (0.18)     $ (0.30)     $   (0.44)    $  (1.07)
                                                                       ========      =======      =========     ========

     The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 68.1% to 69.5% in 2004 and ranging from 63.4% to 71.5% in 2003, (2) risk- free interest rates of 4.00% in 2004 and 4.25% in 2003 and (3) expected lives ranging from 4.8 to 5.25 years in 2004 and 2.00 to 5.2 years in 2003.


3.   Discontinued Operations

     Platinum Communications, Inc.
     -----------------------------

     In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum.

     As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the results of operations and the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. The income and losses are reflected as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations. The following table reflects the results of the discontinued operations of Platinum for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands):

                                                        Three Months Ended              Nine Months Ended
                                                           September 30                    September 30
                                                       2004             2003            2004             2003
                                                     ----------      ---------       ----------     ----------

         Revenue                                     $        0       $      51       $       0      $     426
                                                     ----------      ---------       ----------     ----------
          Costs and Expenses
          Operations, research and
          development                                        --           (135)              --           (500)
          Sales and marketing                                --           (169)              --           (598)
          General and administrative                         --            (20)              --           (115)
           Amortization and depreciation                     --            (47)              --           (141)
           Other income  - net                               --             --              267              1
           Interest expense, net                             (2)            (2)              (7)           (12)
                                                     ----------      ---------       ----------     ----------
                 Total other (expenses) and
                 income                                      (2)          (373)             260         (1,365)
                                                     ----------      ---------       ----------     ----------
                 (Loss) income from
                 discontinued operations             $       (2)     $    (322)      $      260     $     (939)
                                                     ==========      =========       ==========     ===========

                     DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


     At September 30, 2004, the discontinued operation had no significant assets. The liabilities of the discontinued operation include the balance of loans totaling $78,000, and accounts payable and accrued liabilities of $75,000.


4.   Accounts Receivable and Short Term Revolving Loans

     The Company has an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1 % per month, is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The initial term of the agreement was for one year, and continues until due notice of termination is given at any time by either party to the agreement. At September 30, 2004, the Company had assigned approximately $606,000 of accounts receivable to the Bank and received advances of $485,000.

     In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company may assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a Director of the Company, are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At September 30, 2004 the Rec Fund had a total principal available for assignment of $250,000 and the Company had outstanding advances from the Rec Fund of $230,000 resulting in an unused availability of $20,000 under the agreement.

5.   Long Term Debt

       long-term debt consists of the following (in thousands):

                                                       September 30,    December 31,
                                                          2004              2003
                                                     ---------------- ---------------
       Lines of credit (a)                             $       684         $     736
       Capitalized lease obligations (b)                       266               186
                                                       -----------         ---------
                                                               950               922
       Less current portion                                   (797)             (880)
                                                       -----------         ---------
       Long-term debt, net of current portion          $       153         $      42
                                                       ===========         =========

     (a) In 2003, the Company obtained a discretionary Line of Credit ("LoC") in the amount of $500,000 from JP Morgan Private Bank ("JPMC"). The LoC is guaranteed by Tall Oaks Group, LLC and is repayable on the

                     DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


          earlier of demand or June 30, 2005. The LoC permitted two forms of draw down; one based upon prime rate, the second based upon LIBOR. In 2003, the Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of September 30, 2004, the balance outstanding is $500,000 and the applied interest rate was 4.79%.

          Also in 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. The line is guaranteed by the Company's chairman, secured by the assets of the Company, and carries an interest rate of 7%. Repayments are calculated monthly at 2.778% of the outstanding balance, plus finance charges, and continue until the line is fully paid. At September 30, 2004, the Company had an outstanding balance of approximately $184,000 under the line of credit.

     (b) The Company has equipment under capital lease obligations expiring at various times through 2007. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.


6.   Shareholders' Deficiency

     Preferred Stock
     ---------------

     In December 2003, the Company's Board of Directors authorized the sale of up to 1,500 shares of its non-voting Series C Redeemable Preferred Stock ("Preferred Stock - C") and in April 2004 the Board authorized the sale of an additional 500 shares. During December 2003, the Company sold 590 shares of the Preferred Stock - C in consideration for $590,000 less fees and expenses of $60,000 to Metropolitan Venture Partners II, L.P. ("Metropolitan") and certain board members and an executive officer of the Company. Metropolitan was issued 200,000 warrants with an exercise price of $2.125 to purchase common stock of the Company for services in connection with the transaction. The holders of Preferred Stock - C are entitled to dividends at the rate of 9-% per annum, payable quarterly in arrears beginning October 1, 2005. The Company has the option to redeem issued shares of Preferred Stock - C, in whole or in part, at any time, with the redemption price equal to the purchase price plus accrued and unpaid dividends. For each share of Preferred Stock - C purchased, each investor received a Warrant to purchase the number of shares of the Company's common stock equal to the Price Per Share divided by 123% of the closing price per share of the Company's common stock on the trading day immediately prior to the date of issuance of the Warrant. During the six months ended June 30, 2004 the Company sold an additional 1,410 shares for proceeds of $1,410,000, and issued 1,159,629 warrants in connection with the issuance. As of September 30, 2004, approximately $111,000 in dividends are accrued for the Preferred Stock - C holders. As of September 30, 2004, 1,990,779 warrants are outstanding in connection with the issuances of Preferred Stock C. The warrants expire in 2008 and 2009 and have exercise prices ranging from $0.86 to $2.13 per common share. The proceeds were used for working capital purposes.


     Between September 2002 and June 2003, the Company sold a total of 134,680 shares of Series A Convertible Preferred Stock, ("Series A Preferred ") in consideration for the gross amount of $2,750,000 to Metropolitan Venture Partners II, L.P. The holders of the Series A Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The payment of the first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. In May 2004 the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on February 1, 2005 until

                     DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     February 1, 2006. In the event the Company elects to pay the dividend on February 1, 2006 the Holders would receive a premium of $157,000. In the event the Company does not elect to defer the payment of the dividend the Company agreed to pay the Holders a premium of $35,000. Also, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on September 25, 2005 until February 1, 2006. In the event the Company elects to pay this dividend on February 1, 2006 the Holders would receive a premium of $17,000. In the event the Company does not elect to defer the payment of the dividend the Company agreed to pay the Holders a premium of $8,000. At September 30, 2004 there were $607,000 of dividends accrued and unpaid for Series A Preferred Holders.

     Common Stock and Option Issuances
     ---------------------------------

     During the nine months ended September 30, 2004, the Company issued 315,209 unregistered shares of common stock and options to purchase 250,000 shares of its common stock as follows:

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

     -- 170,000 options to purchase shares of common stock to certain employees of the Company. The options vest ratably over a three-year period on an semi-annual basis beginning December 31, 2004 and have an exercise price of $1.75 per share.

     -- 30,000 options to purchase shares of common stock to an executive officer of the Company. The options vest in stages through December 31, 2006 and have an exercise price of $1.60 per share.

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

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     issuances have not been considered in the computation of diluted EPS amounts since the effect of their inclusion would be antidilutive.

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been antidilutive for the periods presented, consist of the following (in thousands):

     Options to purchase common stock                                      4,581
     Convertible preferred stock and warrants to acquire common stock      3,338
                                                                           -----
          Total potential common shares as of September 30, 2004           7,919
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

                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                         2004               2003              2004           2003
                                                      ------------       ----------        ---------      ---------
               ASP fees                                  $1,140              $1,477          $3,397         $4,149
               Custom engineering fees                      458                 557           2,024          1,779
                                                         ------              ------          ------         ------
                    Total Revenue                        $1,598              $2,034          $5,421         $5,928
                                                         ======              ======          ======         ======

     Major Customer
     --------------

     For the three and nine months ended September 30, 2004, the Company had one major customer that accounted for 90.9% and 95.7% of the Company's total revenue, respectively. For the three and nine month periods in 2003, this customer accounted for 98.7% and 96.6% of total revenue, respectively. Accounts receivable from this customer amounted to approximately $1,078,000 at September 30, 2004.

                     DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

9.   Management's Liquidity Plans

     In order to meet the Company's cash needs and to achieve positive operating cash flows the Company has and will continue to take various actions and steps that it believes will enable the Company to attain these goals. These actions include:

     -- In the second half of 2003 the Company embarked on a cost reduction program, including among other things, staff reductions, pay rate reductions, and elimination of non-essential expenses. As demonstrated by the improved operating performance in the first nine months of 2004, the Company believes these cost reductions have begun to have a positive impact on its operating performance. The Company notes that its intention is to reinstate the pay rate reductions as soon as practical and as soon as its operating results and cash flows permit.

     -- As discussed in Note 3, in December 2003 the Company closed the Dallas, Texas based operations of Platinum. Platinum had experienced losses and had significant cash needs. In 2003, Platinum utilized $1,012,000 of cash. During the nine months ended September 30, 2004, the discontinued operations of Platinum used $208,000 of cash.

     -- The Company intends to raise additional capital through private equity offerings and borrowing. In this regard in December 2003, as discussed in Note 6, the Company initiated the sale of Series C Preferred stock and as of September 30, 2004 had net proceeds from these sales of $1,940,000. Also as discussed in Note 10 the Company has initiated the sale of Series D Preferred stock and Senior Notes and as of October 30, 2004 has received proceeds from such sale of $100,000.

     -- The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing its existing product offerings, and introducing new product offerings. In 2003 the Company's revenue increased $827,000 or 12.5% over revenue in 2002. For the first nine months of 2004 our revenue decreased by $507,000 compared to the same period in 2003, however, the Company believes revenue for the year ending December 31, 2004 will exceed 2003 revenue.

     -- The Company continues to expand its marketing efforts in order to increase its customer base. In this regard, in 2003, the Company became a business partner with IBM and through this relationship will work with IBM in an effort to achieve sales to new customers. The Company will continue to pursue similar channel partner opportunities. In addition, in June 2004 the Company signed a contract to provide ASP services with a new customer that the Company believes will produce significant revenue in 2004 and beyond.

     The Company believes that the plan and initiatives discussed above will ultimately lead to positive cash flows and profitability. While the Company pursues these goals the Company also believes that the ability to raise additional capital through equity and debt placements will provide sufficient cash to meet our requirements at least through September 30, 2005. There can be no assurance, however, that the Company will achieve its cash flow and profitability goals, or that the Company will be able to raise additional capital sufficient to meet operating expenses or implement the plan. In such event, the Company may have to revise the plans and significantly reduce operating expenses, which could have an adverse effect on revenue and operations in the short term.

     10.  Subsequent Events

     In 2004 the Board of Directors of the Company authorized the issuance of securities to obtain additional financing up to $1,500,000. In October 2004 the Company initiated the sale of Series D Redeemable Preferred Stock

                     DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     and/or Senior Notes. The total of the two securities are not to exceed $1,500,000. The holders of the Series D Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-% per annum, compounded quarterly and payable on January 1, April 1, July 1 and October 1, beginning April 1, 2006. For each share of Series D Preferred Stock purchased, each investor will receive a Warrant to purchase the number of shares of the Company's common stock equal to the Price Per Share multiplied by 150%, then divided by 123% of the closing price per share of the Company's common stock on the trading day immediately prior to the date of issuance of the Warrant. The Series D Preferred have a preferential right to dividends and to distribution in the event of liquidation, however the Series D rank junior to the Series A, B and C Preferred Stock. The Company may elect to redeem shares of Series D Preferred Stock, in whole or in part, at any time and from time to time out of funds legally available therefore. Upon redemption of any shares of Series D Preferred Stock, the participating Holders thereof shall receive an amount equal to the Redemption Price of $1,000 plus accrued and unpaid dividends for each share of outstanding Series D Preferred Stock so redeemed.

     As of October 31, 2004 the Company had sold 100 shares of the Series D Preferred and received proceeds of $100,000. The proceeds will be used for working capital purposes.

     11.  New Accounting Pronouncements

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

Item 2  Managements Discussion and Analysis or Plan of Operations

Forward looking statements

All statements other than statements of historical fact included in this Form 10-QSB including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-QSB, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, dependence on a limited number of customers, technological changes or difficulties, management of future growth, the risk of errors or failures in the Company's software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

Overview

Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as "Direct Insite" or the "Company"), was organized under the name Unique Ventures, Inc. as a public company, under the laws of the State of Delaware, on August 27, 1987. In August, 2000, we changed our name to Direct Insite Corp. which the Board of Directors believed was more in line with our new direction.

Direct Insite primarily operates as an application service provider ("ASP"), that markets an integrated transaction based "fee for service" offering called Invoices On-Line (IOL), an electronic invoice presentment and payment (EIP&P) service that processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis on behalf of our. IOL is the Company's primary offering and it is a globally delivered service that provides electronic invoice presentation in more than 20 different countries around the globe and in more than 10 languages and currencies, including Japan. Direct Insite currently hosts several million invoices that are accessible "on-line" via the Internet 24 hours per day, seven days per week, 365 days per year. IOL is a uniquely positioned service offering in the industry, the service is designed to handle the complex invoicing found in today's global business environment. The solution allows Global 1000 companies to receive, route, approve and pay invoices on- line in the local language and currency. By automating the traditional paper-based invoicing process, customers now have easy and quick access to line-item billing information, reporting and analytics. With the enhanced level of accuracy provided by IOL, invoice disputes are greatly reduced and overall customer satisfaction is substantially increased.

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

Currently, IBM, our largest customer, representing approximately 91% and 96% of our revenue for the three and nine month periods ended September 30, 2004, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year.

As disclosed in Note 6 to the accompanying Condensed Consolidated Financial Statements, during the nine months ended September 30, 2004, we received proceeds from the sale of Redeemable Preferred Series C Stock totaling $1,410,000 and as discussed in Note 10 subsequent to September 30, 2004 we received proceeds of $100,000 from the sale of Series D Preferred stock.

Results of operations

For the three and nine month periods ended September 30, 2004 we had net losses from continuing operations of $559,000 and $1,186,000, respectively, compared to net losses from continuing operations of $506,000 and $2,212,000 in the same periods in 2003. This significant improvement of a 46% reduction in the loss for the nine month period ended September 30, 2004 is the result of our significant efforts to streamline our operations and reduce our operating costs as discussed below. Net losses for the three and nine month periods ended September 30, 2004 were $561,000 and $926,000, respectively, compared to net losses of $828,000 and $3,151,000 for the same periods in 2003. This includes income (loss) from discontinued operations of ($2,000) and $260,000 in the three and nine month periods ended September 30, 2004, respectively. This income is principally the result of recognizing income related to deferred revenue of $180,000 and a gain of approximately $83,000 on the settlement of the office lease included in other income of the discontinued operation. The results for the first nine months of 2004 may not be indicative of results for subsequent quarters or for the year.

For the three months ended September 30, 2004 revenue decreased by $436,000 or 21.4% to $1,598,000 compared to revenue of $2,034,000 for the same period in 2003. This decrease is primarily attributable to a decrease in Telecom ASP services compared to the same period in 2003, and a decrease in custom engineering fees. The decrease in custom engineering fees is primarily attributed to a delay in certain development projects by the Company's major customer. These delayed development projects are expected to be completed in the fourth quarter of 2004 and the first quarter of 2005. For the nine months ended September 30, 2004 revenue from continuing operations was $5,421,000, a decrease of $507,000 (8.6%) compared to revenue of $5,928,000 for the same period in 2003. We expect revenue to improve in the fourth quarter of 2004 as a result of additional revenue from a new customer and further increases in engineering fees from IBM as we expand the deployment of our ASP services and complete development projects that had been delayed.

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

Costs of operations, research and development decreased by $187,000 (17.7%) and $624,000 (19.2%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The decrease in costs is principally due to decreases in personnel wages and benefit costs, a decrease in costs for software, and a

                      DIRECT INSITE CORP. AND SUBSIDIARIES

decrease in  professional  fees,  offset by an increase in rental  costs for our
co-location   production   facility.   All  other  operating  expenses  remained
relatively flat.

Sales and marketing costs decreased $121,000 (23.9%) and $456,000 (27.5%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. Salaries and related costs decreased by $234,000 for the nine months ended September 30, 2004, primarily due to a decrease in personnel and salary reductions. Also, consulting fees were reduced by $198,000, while all other costs were reduced by $24,000, net.

General and administrative costs decreased $127,000 (15.5%) and $433,000 (17.1%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. Salaries and related costs decreased $308,000 for the nine months ended September 30, 2004, principally due a decrease in personnel and salary reductions, and travel and meeting expense decreased $126,000.

Depreciation and amortization expense decreased by $42,000 (24.3%) and $105,000 (20.2%) for the three and nine month periods ended September 30, 2004, respectively, primarily due to fully amortizing certain software costs and other computer equipment and a lower rate of investment in new software and equipment.


Financial Condition and Liquidity

For the nine months ended September 30, 2004, we had a net loss of $926,000 compared to a net loss of $3,151,000 for the same period in 2003. We used $979,000 in cash for continuing operations in the first nine months of 2004 compared to $1,135,000 for the same period in 2003, an improvement of $156,000 or 13.7%. Cash used in discontinued operations was $208,000 for the nine months ended September 30, 2004, compared to $758,000 for the same period in 2003.

We funded the shortfall in cash from operations primarily through the sale of redeemable preferred stock totaling $1,410,000.

Cash used in operating activities, including cash used for discontinued operations, for the nine months ended September 30, 2004 was $1,187,000, consisting of the net loss of $926,000, offset by non-cash expenses of $419,000, including depreciation and amortization of $413,000. This is further reduced by an increase in accounts receivable and other current assets of $29,000, a decrease in accounts payable and accrued expenses of $87,000 and a decrease in deferred revenue of $96,000. Additionally, cash used in operations was reduced by the decrease in net assets attributable to discontinued operations of $468,000.

Cash used in investing activities was $90,000 for the nine months ended September 30, 2004, compared to $309,000 for same period in 2003. This was principally expenditures for property and equipment.

Cash provided by financing activities totaled $1,342,000 for the nine months ended September 30, 2004, compared to $1,651,000 for the nine months ended September 30, 2003. As noted above, we received net proceeds from the sale of Series C Preferred stock of $1,410,000. We also repaid $198,000 of long- term debt and capital lease obligations in the first nine months of 2004. Advances from lenders for receivables financing increased by $130,000 in 2004.

Management's Liquidity and Financing Plans

In order to meet our cash needs and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals.

     -- In the second half of 2003 we embarked on a major cost reduction program, including among other things, staff reductions, pay rate reductions, and elimination of non-essential expenses. We believe that

                      DIRECT INSITE CORP. AND SUBSIDIARIES

          this will reduce our operating costs in excess of $1.6 million on an annual basis. As demonstrated by the improved operating performance in the first nine months of 2004, we believe these cost reductions have had, and will continue to have, a positive impact on our operating results. We note that it is our intent to reinstate the pay rate reductions as soon as practical and our operating results and cash flows permit

     -- In December 2003 we closed the operations of our Platinum subsidiary. Platinum had experienced losses and had significant cash needs. We estimate that this action will reduce our operating costs in excess of $1,200,000 annually. During the nine months ended September 30, 2004, we used cash of $208,000 for the discontinued operations of Platinum compared to $758,000 for the same period in 2003.

     -- We intend to raise additional capital through private equity offerings and borrowing. In this regard in December 2003, as discussed above, we initiated the sale of Series C Preferred stock and as of September 30, 2004 had net proceeds from these sales of $1,940,000. As discussed in
          Note 10 to the financial statements, subsequent to September 30, 2004 we began to raise additional capital through the sale of Series D Preferred stock and Senior Notes, and as of October 31, 2004 we have received proceeds from this sale of $100,000. There can be no assurance, however, that we will be able to raise additional capital through equity sales and/or borrowing.

     -- We continue to strive to increase our revenue through offering custom engineering services, expanding and enhancing our existing product offerings such as IOL, and introducing new product offerings. In 2003 our revenues from continuing operations increased $827,000 or 12.5% over revenues in 2002. For the first nine months of 2004 our revenue from continuing operations was lower than revenue for the same period in 2003, however, we anticipate that revenue for the total year 2004 will exceed 2003 revenue.

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

We believe that our plans and new initiatives as discussed above will lead to positive cash flows and profitability. While we pursue these goals we also believe that our ability to raise additional capital through equity and debt placements will provide sufficient cash to meet our requirements at least through September 30, 2005. There can be no assurance, however, that we will achieve our cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet our operating expenses or implement our plan. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           PART II OTHER INFORMATION


Item 1. Legal Proceedings
        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits
(a)     Exhibits

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




DIRECT INSITE CORP.



/s/ James A. Cannavino
----------------------
James A. Cannavino, Chief Executive Officer                    November 19, 2004



/s/  Michael J. Beecher
-----------------------
Michael J. Beecher, Chief Financial Officer                    November 19, 2004