Form 10KSB
period 2004-12-31
DIRECT INSITE CORP
filed 2005-04-29
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 2004
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, par value $.0001                          NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $7,558,000

As of March 31,2005, there were 4,516,985 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $2,784,487 based on the closing sales price of the Common Stock as quoted on the OTC-BB on such date.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                      Direct Insite Corp. and Subsidiaries
                Form 10-KSB for the Year Ended December 31, 2004

                                Table of Contents
                                -----------------

PART I
                                                                                        PAGE
                                                                                        ----

         ITEM 1     Description of  Business                                             1

         ITEM 2     Description of  Properties                                           9

         ITEM 3     Legal Proceedings                                                   10

         ITEM 4     Submission of Matters to a Vote of Security Holders                 10

PART II

         ITEM 5     Market for Common Equity and Related Stockholder Matters            11

         ITEM 6     Management's Discussion and Analysis or Plan of Operation           12

         ITEM 7     Financial Statements                                                18

         ITEM 8.    Changes in and Disagreements with Accountants on Accounting         18
                    and Financial Disclosure

         ITEM 8A.   Controls and Procedures                                             18

PART III

         ITEM 9.    Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(A) of the Exchange Act                   20

         ITEM 10.   Executive Compensation                                              22

         ITEM 11.   Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters                          23

         ITEM 12.   Certain Relationships and Related Transactions                      24

         ITEM 13.   Exhibits and Reports on Form-8K                                     25

         ITEM 14.   Principal Accountant Fees and Services                              28


SIGNATURES                                                                              29

CERTIFICATIONS                                                                          30

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS
--------------------------------

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Form 10-KSB including, without limitation, statements under, "Management's Discussion and Analysis or Plan of Operation" regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-KSB, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as such words or expressions relate to us or our management, identify forward-looking statements. Such forward - looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, the risk of errors or failures in our software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

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

     In March, 2000, Mr. James A. Cannavino was elected a board member and Chairman of the Board. Shortly thereafter, Dr. Dennis Murray, president of Marist College and Mr. Charles Feld, Founder and Chief Executive Officer of the Feld Group, and Chief Information Officer of First Data Resources and the former Chief Information Officer of Delta Air Lines, were elected to our Board of Directors. In April, 2000, Mrs. Carla J. Steckline, the then attorney general of the state of Kansas, was elected to serve as a member of the Board. As part of the terms and conditions of our financing transaction with Metropolitan Venture Partners II, L.P., a private equity investment firm, ("Metropolitan"), Mr. Peter Yunich, their managing partner, was elected to our Board in September, 2002. In February 2004, Mr. Bernard Puckett, Chairman of the Board of Openwave Systems, Inc. and former Senior Vice President of Strategy and Business Development at IBM, was appointed to our Board, replacing Mr. Feld, who had previously resigned to assume new responsibilities at Electronic Data Systems ("EDS"). In February 2005, Mr. Michael Levin, Managing Director of Metropolitan, was appointed to the board to succeed Mr. Yunich who resigned from the board for personal reasons.

Our Current Business

     Direct Insite primarily operates as an application service provider ("ASP"), providing an integrated transaction based "fee for service" offering called Invoices On-Line (IOL), an electronic invoice presentment and payment (EIP&P) service that processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis on behalf of our customers. IOL is the Company's primary offering and it is a globally delivered service that provides electronic invoice presentation in the Americas, Europe and Asia, including 28 different countries around the globe and in more than 13 languages and currencies. Direct Insite currently hosts several million invoices that are accessible "on-line" via the Internet 24 hours per day, seven days per week, 365 days per year. IOL is a uniquely positioned service offering in the industry, the service is designed to handle the complex invoicing found in today's global business environment. The solution allows Global 1000 companies to receive, route, approve and pay invoices on-line in the local language and currency. By automating the traditional paper-based invoicing process, customers now have easy and quick access to line-item billing information, reporting and analytics. With the enhanced level of accuracy provided by IOL, invoice disputes are greatly reduced and overall customer satisfaction is substantially increased.

     We also provide additional service offerings in the form of our patented dbExpressTM technology, a management information tool that allows users to visually data mine large volumes of transactional data via the Internet. A complete Internet Customer Care tool set integrated with the EIP&P product set is also available. We operate fully redundant data centers located at our main office in Bohemia, N.Y. and in Newark, NJ. Our facility in New Jersey is space leased at an International Business Machines ("IBM"), e-business Hosting Center. This co-location/redundancy feature enables us to offer virtually down time free service.

     This suite of services enables us to provide a comprehensive Internet delivered service including the processing and consolidation of invoice related transaction records and supporting information through all of the internal workflow management processes including an electronically delivered invoice with customer analytics including the ability to dispute any line item of any invoice and pay the invoice through multiple electronic payment options. This comprehensive service offering provides back office operations, reduces our customers' costs and provides for improved customer service by providing our customer's customer with easy access to all of the detailed information about their invoice.

     Currently, IBM, our largest customer, representing approximately 92% and 97% of our revenue for the years ended December 31, 2004 and 2003, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. Also in 2004 we added our second Fortune 500 company to our customer base.

Recent Financing

     In March 2005 the Company entered into a Securities Purchase Agreement with Sigma Opportunity Fund LLC ("Sigma") and Metropolitan Venture Partners II LP ("MetVP"), collectively the "Buyers", whereby the Buyers purchased Senior Subordinated Secured notes (the "Note Purchase") in the aggregate amount of $750,000. The notes bear interest at the rate of five percent (5%) per year beginning June 28, 2005 and mature on the earlier to occur of (i) September 29, 2006, (ii) the date on which demand for payment of the loan payable to JPMorgan Chase Bank is made, and (iii) commencing May 13, 2005, the due date of the loan payable to JPMorgan Chase Bank pursuant to the Grid Demand Promissory Note, dated as of June 27, 2003, including if due on demand and whether or not demand for payment is actually made, as such due date may be extended. In connection with the note purchase the Buyers were issued warrants to purchase 750,000 common shares of the Company. The exercise price of the warrants is $0.90 per share of common stock subject to adjustment on the occurrence of certain events. Sigma has the right to lead a "Follow-on Financing" which is expected to be consummated within 45 days of the closing of the Note purchase. In the event that the Follow-on- Financing does occur the exercise price of the warrants issued in conjunction with the Note Purchase will be adjusted as agreed between the Company and the buyers. In the event the Follow-on-Financing is not consummated the exercise price of the warrants shall be $0.01 per common share.

     In November 2004 the Board of Directors authorized us to sell up to 1,500 shares of Series D Redeemable Preferred Stock ("Series D Preferred") at $1,000 per share. The holders of Series D Preferred are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on April 1, 2006. The holders of Series D Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series A, B and C

Preferred Stock. As of December 31, 2004 we had sold 100 shares of Series D Preferred and received proceeds of $100,000. The buyer was issued warrants to purchase 90,909 common shares at an exercise price of $2.03 per share in conjunction with the sale.

     In December 2003 the Board of Directors authorized us to sell up to 1,500 shares of Series C Redeemable Preferred Stock ("Series C Preferred") at $1,000 per share and in April 2004 the Board authorized the sale of an additional 500 shares. The holders of Series C Preferred are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on October 1, 2005. The holders of Series C Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series B Preferred Stock. As of December 31, 2004 we had sold 2000 shares of Series C Preferred and received proceeds of $2,000,000 less expenses of $140,000. Of the total shares sold Metropolitan has purchased 540 shares, our Chairman and Chief Executive Officer of the Company purchased 200 shares and certain Directors purchased 105 shares. The proceeds were used for working capital purposes.

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

     Each of the Series B Preferred shares is entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum. Additionally, the Series B Preferred shares are redeemable, at the sole option of the Company, on or after March 31, 2005. Upon redemption, the holders of the Series B Preferred shall be entitled to receive, for each share of Series B Preferred outstanding, an amount equal to the Price Per Share plus accrued and unpaid dividends.

     Between September 2002 and June 2003, the Company sold a total of 134,680 shares of Series A Convertible Preferred Stock, ("Series A Preferred") in consideration for the gross amount of $2,750,000 to Metropolitan Venture Partners II, L.P. Each share of Series A Preferred is convertible into 10 shares of common stock of the Company. The holders of the Series A Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The payment of the first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. In May 2004 the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on February 1, 2005 until February 1, 2006. In the event the Company elects to pay the dividend on February 1, 2006 the Holders would receive a premium of $129,000. In December 2004 the Company exercised its right to defer payment of this dividend until February 1, 2006. Also, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on September 25, 2005 until February 1, 2006. In the event the Company elects to pay this dividend on February 1, 2006 the Holders would receive a premium of $41,000. In the event the Company does not elect to defer the payment of the dividend the Company agreed to pay the Holders a premium of $13,000.

Discontinued Products and Services

     In 2001 we acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which marketed its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP.

As a result of the lack of development of the Platinum business and to focus our resources on our core business, in December 2003, we decided to close the operations of Platinum. For the year ended December 31, 2003 Platinum incurred a loss of $1,912,000, including a provision for closing costs of $220,000 and impairments of long-lived assets of $352,000. For the year ended December 31, 2004 the Company recognized income from the discontinued operations of $288,000 as a result of settling certain liabilities of the Platinum operation for less than the original obligation. The income (loss) is reflected as Income (Loss) from Discontinued Operations in the accompanying Consolidated Statements of Operations.

PRODUCTS AND SERVICES

     We currently operate in one business segment, the Electronic Billing Presentment and Payment ("EBP&P") sIector, and, during the years 2004 and 2003, have provided three primary forms of service offerings: EBP&P Application Service Provider ("ASP") Services, AMS or TAMS Services (which have been reclassified to discontinued operations) and professional engineering services.

     Within the ASP offering we provide two primary services:

--   Invoices On Line, an EBP&P offering, and;

--   dbExpress, a data visualization and mining service

     Invoices On Line
     ----------------

     IOL is an advanced web-based electronic invoice presentment, workflow management; reporting and data interrogation/analysis platform designed for large enterprise customers conducting business internationally. Direct Insite's web-based service offering has been operational since 2002 and is currently delivering invoices to users in the Americas, Europe, the Middle East and Africa
(EMEA) and the Asia Pacific geographic regions. We are planning on supporting additional geographies and languages throughout the course of 2005.

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

     -- Complex Presentment. (Data centric views). Historically, paper invoices have been used by Billers as the primary vehicle to communicate the types of goods and services delivered to customers. Because of the fundamental limitations of the amount of detail that could be present in a "single sheet" paper invoice, there was a general lack of detail provided to the customers. The result of the absence of detail resulted in calls to the biller in order to obtain more information. IOL is based on a hierarchical data structure that allows the user the convenience of seeing a high level summary of all invoices or to "drill down" on any given invoice or any line item of an invoice. This "Data- centric" model conveniently supports high level summary or low level explanatory information to satisfy the customers needs to understand, verify and pay the invoice..

     -- Data Mining and Visualization. Another benefit of data-centricity is the ability to utilize the dbExpress data mining technology across the entire enterprise to analyze line item detail information -- not just a single operating unit or limited geographical area of the business. Additionally, IOL provides a significant archiving capability such that 12 to 24 months of historical invoicing/charges can be data mined for trend and optimization opportunities. The results of the mining activity are presented in a highly visualized manner to the user.

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

     dbExpress

Background

     dbExpress has been in use in various forms for more than ten years. dbExpress is a software tool which assists end users in the retrieval and visualization of all types of data. It allows customers to access and analyze high volumes of information quickly and easily. With the patented data mining technology found in dbExpress, high volumes of detailed information is presented in our unique interface known as a "Filescape". With dbExpress, the customer may create graphs, reports, or simply list the customer information for easy viewing. dbExpress simplifies the preparation of traditional reports by giving the customer the ability to view billing data interactively using simple point-and-click mouse operation. With dbExpress, the customer is given the ability to drill down into detail information allowing the customer to identify data trends and "cause and effect" relationships in an interactive, graphical format.

Addresses Internet Bandwidth Limitations

     dbExpress is a data analysis tool that addresses a major Internet problem, that of high data volume and limited bandwidth. This limitation is currently responsible for the lengthy delays associated with data downloading. dbExpress is a web based reporting and analysis system that was introduced to deliver all of the functionality of traditional data mining systems with the added advantage of managing large volumes of detailed transactions on a centralized information server that is accessible via the Internet. dbExpress runs in common web browsers such as Internet Explorer 5.X (and newer versions) plus Netscape Navigator 4.X (and newer versions). Customers may interact with and report on large monthly billing period data via remote Internet access.

Advantages of dbExpress

     All Data Indexed - Unlike traditional database products, dbExpress pre-computes data access indexes associated with all data relationships of interest. This eliminates the need to compute such access mechanisms on a case by case basis. The users of dbExpress are free to "question" the database across a wide range of relationships and massive amounts of data with far less time delay as compared to the standard database query systems. Furthermore, the presentment of the "search results" is in the form of graphical "filescapes" that can be "visually drilled down" to further understand the information relationships.

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

     Broader Access to Information. - dbExpressTM enables a broader population within an organization to visually and interactively mine data without the need or support from internal or external management information system (MIS) professionals. dbExpressTM performs these tasks faster than conventional database systems.

     Ease of Use - dbExpressTM utilizes a simple "point-and-click" navigation approach, which enables the user to view and analyze data down to the lowest level of detail. dbExpressTM provides powerful functionality via the Internet that allows the exploration of data patterns, trends, and exceptions. Data searches, queries and analyses can be converted to sophisticated, simple to use presentations providing integrated business graphics and report writing capabilities.

     Interfaces With Leading Databases and Other Tools - dbExpressTM provides direct access to leading databases and can be exported to popular spreadsheets, report writers, graphics packages and word processors.

     Integrates Data From Multiple Vendors - When dbExpressTM reads a database, it creates its own summaries of information through a proprietary process. Information This permits users to access and compare information contained in enterprise-wide databases created by different vendors simultaneously in the d.b.Express' user-friendly environment.

     Works in Common Operating Environments - dbExpressTM operates in virtually all file server and peer-to-peer networking environments providing secure visual data mining functionality through Internet browsers.

     High Processing Speed - Once a database source has been processed, dbExpressTM employs proprietary matrix storage technology rather than rereading each data element in that database. The elimination of this rereading step increases the speed of data access, enabling ad-hoc analysis at a rate that has been demonstrated to be far faster than possible with any other system.

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

     During 2001, we enhanced our service offerings by combining electronic invoice presentment and payment functionality with dbExpress. This combination provides Internet-based services to customers in the form of an electronic invoice capable of delivering both summary and detailed billing information with the ability to data mine high volume of internet transactions that large companies generate. This "data centric" approach is a significant departure from the industry standard "document centric" approach that delivered print stream images over the Internet and not the line item detail. This approach, and the addition of payment capabilities, formed the basis for our enhanced Electronic Bill Presentment and Payment offering referred to as Invoices on Line which was brought to market in 2002. This combined set of services has allowed Direct Insite to significantly expand its market opportunities to include any large enterprise in a given industry sector that seeks to provide their customers with an electronic invoice with the associated line item detail information and with the associated reports and data mining capabilities.

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


SALES AND MARKETING

     CHANNELS TO MARKET

     We have two primary channels to market -- direct through our sales representatives and indirect through channel and strategic partners. These channels are supported by a technical sales support group.

     Direct
     ------

     We have recently employed a new sales executive and independent agents. In addition, our directors and executives are involved in new client development and the establishment of channel partnerships.

     Indirect
     --------

     We are pursuing both reseller and strategic partner relationships to further develop existing account relationships and to increase market coverage. These relationships can also expand our offerings, therefore we are seeking to establish partnerships with other companies that offer complementary products and services such as supply chain management and payment services. The use of the indirect channel provides access to additional engineering and professional resources to implement our EBP&P service offering.

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

     We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of March 31, 2005, our research and development group consists of 21 employees. Further, when needed, we retain the services of independent professional consultants. We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position. For the two years ended December 31, 2004 and 2003, research and development expenses were approximately $2,227,000, and $3,201,000, respectively, including $561,000 for 2003 that is included in Loss from Discontinued Operations in the accompanying Consolidated Statements of Operations. We believe that investments in research and development are required in order to remain competitive.


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

Velosant (formerly BillingZone), established as a joint venture between PNC Bank and Perot Systems, was acquired by e-One Global. BillingZone is an information technology services firm that serves the B2B EBPP market with a consolidator model that is focused on the B2B EBPP industry and is primarily payer-centric.

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

Edocs, Inc., a subsidiary of Siebel Systems, Inc., based in Natick NH with its primary business model focused on providing online account management and billing software to the global large enterprise market. The company has approximately 250 employees and is focused on providing their B2B and B2C products to the telecommunications, utility, healthcare, transportation, security, real estate, retail and leasing industries, as well as financial services firms with B2B electronic statement and presentment needs.

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


EMPLOYEES

     We had 56 employees, all in the United States, at March 31, 2005, including 38 in technical support, (including research and development), 9 in marketing, sales and support services, and 9 in corporate finance and administration. Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel. We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.


INTELLECTUAL PROPERTY

     We  have  two  federally  registered   trademarks,   which  we  rely  upon:
"dbExpressTM" and "dbACCELTM". In addition, we received a patent for the proprietary aspects of our dbExpress technology in 1994, and a second, expanded patent on that technology in 1995, which broadened the claims regarding the product's graphical interface and indexing. No assurance can be given that our patents and copyrights will effectively protect us from any copying or emulation of our products in the future.

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


Item 2.  DESCRIPTION OF PROPERTIES
----------------------------------

     We currently maintain leased facilities in the locations listed below:

           Description             Location         Square Footage         Lease term          Annual Rental Cost
           -----------             --------         --------------         ----------          ------------------
    Corporate offices          Bohemia, NY               10,000           7/1/04 - 6/30/05           $206,136
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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 2004.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

(a) Market Information

     Our common stock is traded on the Over-The-Counter Bulletin Board since October 24, 2003. Previously our stock was traded on NASDAQ SmallCap market since September 23, 1992. The following table sets forth the high and low sales prices for our common stock by the quarters indicated:

                                           High                  Low
                                           ----                  ---
2003
     First Quarter                         2.430                1.370
     Second Quarter                        1.850                1.040
     Third Quarter                         1.480                0.590
     Fourth Quarter                        1.050                0.520

2004
     First Quarter                         1.200                0.560
     Second Quarter                        2.450                0.780
     Third Quarter                         2.500                1.500
     Fourth Quarter                        2.400                1.600

2005
     First Quarter                         1.750                0.760

(b) As of March 31, 2005, there were 2,570 shareholders of record. We estimate that there are approximately 10,700 shareholders, including shareholders whose shares are held in the name of their brokers or stock depositories.

(c) There were no cash dividends or other cash distributions made by us during the year ended December 31, 2004 to common shareholders. In 2003, we paid dividends of $30,000 to Preferred Series B shareholders. Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) During the fourth quarter of 2004, we issued unregistered shares of our common stock as follows:

     -- We issued 111,752 shares valued at $139,000 to directors for service on the Board of Directors and Committees of the Board;

     --   We  issued   6,666  shares  of  common  stock  valued  at  $13,000  to
          consultants for services.

     --   We issued 5,957 shares to employees for services

     -- We issued 27,027 non-vested shares to an employee pursuant to an employment agreement

(e) Subsequent to December 31, 2004, we issued unregistered shares of our common stock as follows:

     --   We issued 10,000 shares to an employee and a consultant for services

     The foregoing shares were issued in reliance on the exemption provided by Section (4)(2) of the Securities Act as transactions not involving a public offering. All shares to officers and directors were issued under stock plans that have been approved by shareholders. All prior issuances of equity securities during the past three years have been previously reported.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------
Overview

     Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as "Direct Insite" or the "Company"), was organized under the name Unique Ventures, Inc. as a public company, under the laws of the State of Delaware on August 27, 1987. In August, 2000, we changed our name to Direct Insite Corp. which the Board of Directors believed was more in line with our new direction.

     In March, 2000, Mr. James A. Cannavino was elected a board member and Chairman of the Board. Shortly thereafter Dr. Dennis Murray, president of Marist College and Mr. Charles Feld, Chief Information Officer of First Data Resources and the former Chief Information Officer of Delta Air Lines, were elected to our board. In April, 2000, Mrs. Carla J. Steckline, the then attorney general of the state of Kansas, was elected to serve as a member of the Board. As part of the terms and conditions of our financing transaction with Metropolitan Venture Partners II, L.P., a private equity investment firm, ("Metropolitan"), Mr. Peter Yunich, their managing partner, was elected to our Board in September, 2002. In February 2005, Mr. Michael Levin, Managing Director of Metropolitan was appointed to the Board to succeed Mr. Yunich who resigned for personal reasons. In February 2004, Mr. Bernard Puckett, Chairman of the Board of Openwave Systems, Inc. and former Senior Vice President of Strategy and Business Development at IBM was appointed to our Board, replacing Mr. Feld who assumed new responsibilities at Electronic Data Systems ("EDS").

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

     Currently, IBM, our largest customer, representing approximately 92% and 97% of our revenue for the years ended December 31, 2004 and 2003, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. Also in 2004 we added our second Fortune 500 company to our customer base.

Discontinued Operations

     In 2001 we acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which marketed its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. As a result of the lack of development of the Platinum business and to focus our resources on our core business, in December 2003 we decided to close the operations of Platinum. For the year ended December 31, 2003 Platinum incurred a loss of $1,912,000, including a provision for closing costs of $220,000 and impairments of long-lived assets of $352,000. For the year ended December 31, 2004 the Company recognized income from the discontinued operations of $288,000 as a result of settling certain liabilities of the Platinum operation for less than the original obligation. The income (loss) is reflected as Income (Loss) from Discontinued Operations in the accompanying Consolidated Statements of Operations.

Recent Financing

     In March 2005 the Company entered into a Securities Purchase Agreement with Sigma Opportunity Fund LLC ("Sigma") and Metropolitan Venture Partners II LP ("MetVP"), collectively the "Buyers", whereby the Buyers purchased Senior Subordinated Secured notes (the "Note Purchase") in the aggregate amount of $750,000. The notes bear interest at the rate of five percent (5%) per year beginning June 28, 2005 and mature on the earlier to occur of (i) September 29, 2006, (ii) the date on which demand for payment of the loan payable to JPMorgan Chase Bank is made, and (iii) commencing May 13, 2005, the due date of the loan payable to JPMorgan Chase Bank pursuant to the Grid Demand Promissory Note, dated as of June 27, 2003, including if due on demand and whether or not demand for payment is actually made, as such due date may be extended. In connection with the note purchase the Buyers were issued warrants to purchase 750,000 common shares of the Company. The exercise price of the warrants is $0.90 per share of common stock subject to adjustment on the occurrence of certain events. Sigma has the right to lead a "Follow-on Financing" which is expected to be consummated within 45 days of the closing of the Note purchase. In the event that the Follow-on-Financing does occur the exercise price of the warrants issued in conjunction with the Note Purchase will be adjusted as agreed between the Company and the buyers. In the event the Follow-on-Financing is not consummated the exercise price of the warrants shall be $0.01 per common share.

     In November 2004 the Board of Directors authorized us to sell up to 1,500 shares of Series D Redeemable Preferred Stock ("Series D Preferred") at $1,000 per share. The holders of Series D Preferred are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on April 1, 2006. The holders of Series D Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series A, B and C Preferred Stock. As of December 31, 2004 we had sold 100 shares of Series D Preferred and received proceeds of $100,000. The buyer was issued warrants to purchase 90,909 common shares at an exercise price of $2.03 per share in conjunction with the sale.

     In December 2003 the Board of Directors authorized us to sell up to 1,500 shares of Series C Redeemable Preferred Stock ("Series C Preferred") at $1,000 per share and in April 2004 the Board authorized the sale of an additional 500 shares. The holders of Series C Preferred are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on October 1, 2005. The holders of Series C Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series B Preferred Stock. As of December 31, 2004 we had sold 2000 shares of Series C Preferred and received proceeds of $2,000,000 less expenses of $140,000. Of the total shares sold Metropolitan has purchased 540 shares, our Chairman and Chief Executive Officer of the Company purchased 200 shares and certain Directors purchased 105 shares. The proceeds were used for working capital purposes.

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

     Between September 2002 and June 2003, the Company sold a total of 134,680 shares of Series A Convertible Preferred Stock, ("Series A Preferred") in consideration for the gross amount of $2,750,000 to Metropolitan Venture Partners II, L.P. Each share of Series A Preferred is convertible into 10 shares of common stock of the Company. The holders of the Series A Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The payment of the first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. In May 2004 the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on February 1, 2005 until February 1, 2006. In the event the Company elects to pay the dividend on February 1, 2006 the Holders would receive a premium of $129,000. In December 2004 the Company exercised its right to defer payment of this dividend until February 1, 2006. Also, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on September 25, 2005 until February 1, 2006. In the event the Company elects to pay this dividend on February 1, 2006 the Holders would receive a premium of $41,000. In the event the Company does not elect to defer the payment of the dividend the Company agreed to pay the Holders a premium of $13,000.


Seasonality/Quantity Fluctuations

     Revenue from ASP ongoing services generally is not subject to fluctuations or seasonal flows. However, we believe that revenue derived from custom engineering services will have a significant tendency to fluctuate based on customer demand.

     Other factors including, but not limited to, new product introductions, domestic and international economic conditions, customer budgetary considerations, and the timing of product upgrades may create fluctuations. As a result of the foregoing factors, our operating results for any quarter are not necessarily indicative of results for any future period.


Financial Condition and Liquidity

     For the year ended December 31, 2004, we incurred a loss from continuing operations of $1,571,000 compared to a loss from continuing operations of $3,270,000 for the year ended December 31, 2003, an improvement of $1,699,000 or 52%. We used $1,050,000 in cash for continuing operations in 2004 compared to $1,432,000 in 2003, an improvement of $382,000 or 27%. Cash used for discontinued operations was $221,000 for the year ended December 31, 2004 compared to $1,012,000 in 2003. We funded the shortfall in cash from operations through the sale of preferred stock totaling $1,510,000 less fees and expenses of $80,000.

     Cash used in operations (including cash used for discontinued operations) for the year ended December 31, 2004 was $1,271,000, consisting of the net loss from continuing operations of $1,571,000, offset by non-cash expenses of $712,000, including depreciation and amortization of $534,000 and common stock and options issued for services valued at $165,000. Cash from operations was reduced by an increase in accounts receivable of $803,000 and increases in other assets, net of $10,000, offset by an increase in accounts payable and accrued expenses of $95,000 and an increase in deferred revenue of $527,000. Additionally, net cash used in discontinued operations was $221,000.

     Cash used in investing activities was $114,000 for the year ended December 31, 2004, compared to $349,000 for the previous year. This was principally expenditures for equipment in 2004 and 2003.

     Cash from financing activities totaled $1,616,000 for the year ended December 31, 2004, compared to $2,248,000 in the prior year. We received net proceeds from the sale of Series C and Series D Preferred stock of $1,430,000 during the year ended December 31, 2004. Advances from credit lines for receivable financing increased $427,000 for the year ended December 31, 2004. This included $250,000 in advances from DIRI Rec Fund LLC, under a new receivables financing agreement established in 2004. In addition, we repaid $241,000 in principal on loans and equipment financing leases.

As a result of these operating, investing and financing activities cash increased by $231,000 to $306,000 at December 31, 2004.

Management's Liquidity and Financing Plans

     In order to meet our cash needs and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     In the second half of 2003 we embarked on a major cost reduction program, including among other things, staff reductions, pay rate reductions, and elimination of non-essential expenses. Principally as a result of this cost reduction program we reduced our operating costs for continuing operations by $1,599,000 in 2004 compared to 2003, excluding costs for depreciation and amortization,. We believe these cost reductions will continue to have a positive impact on our operating results. We note that during 2004 we partially restored the pay rate reductions and we further restored pay rate reductions in January 2005.

     -- As discussed above in December 2003 we closed the operations of our Platinum subsidiary. Platinum had experienced losses and had significant cash needs. This action has reduced our operating costs by approximately $1,700,000 from 2003 to 2004.

     -- We intend to raise additional capital through private equity offerings and borrowing. In 2004 we received net proceeds from the sale of Preferred Stock of $1,430,000. Also in 2004 we entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and received advances totaling $250,000 from Diri Rec Fund. In March 2005 the Company closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II LLC and received proceeds of $750,000 less legal fees of $55,000. Further, the Company intends to renew for a minimum of one year the $500,000 loan scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see Note 8 to the Consolidated Financial Statements).

     -- We continue to strive to increase our revenue through offering custom engineering services, expanding and enhancing our existing product offerings such as IOL, and introducing new product offerings. In 2004 our revenues from continuing operations increased $119,000 or 1.6% over revenues in 2003. In 2004 we entered into a new agreement to provide IOL services to a Fortune 500 company. We anticipate that revenue from this new customer will continue to increase in 2005 and beyond and we expect to further broaden our customer base in 2005.

     -- We continue to expand our marketing efforts in order to increase our customer base. In this regard, in 2003, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. We will continue to pursue similar channel partner opportunities. Also in the fourth quarter 2004 we employed a new sales and marketing executive and engaged an independent sales agent to further expand our sales efforts.

     We believe that our plans and new initiatives as discussed above will lead to positive cash flows and profitability. While we pursue these goals we also believe that our ability to raise additional capital through equity and debt placements will provide sufficient cash to meet our requirements at least through December 31, 2005. There can be no assurance, however, that we will achieve our cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet our operating expenses or implement our plan. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.


Results of Operations

     IBM continues to be our largest customer accounting for 92% and 97% of total revenue for the years ended December 31, 2004 and 2003, respectively. We derive revenue from IBM from the sale of our Invoices On Line ("IOL") managed services (ASP) as well as custom engineering services. During the second half of 2001, we entered into an agreement with IBM wherein for a per transaction fee, we enable IBM to present invoices to their customers via the Internet. Our IOL service is an electronic invoice presentment and payment system ("EIP&P") offering and has been expanded to include additional functionality. In March 2002, the parties signed a new agreement, which allows IBM to expand this EIP&P offering to more of its customers, both domestic and international. We are actively pursuing new sales opportunities to reduce sales concentration and in this regard in 2004 we added a second Fortune 500 company to our customer base.

     For the year ended December 31, 2004 revenue from continuing operations increased by $119,000 or 1.6% to $7,558,000 compared to revenue from continuing operations of $7,439,000 in 2003. The increase is primarily due to an increase in engineering services of $710,000, an increase in IOL and Customer Presentable Invoice ("CPI") services, our ASP service offerings, of $201,000, offset by a decrease of $792,000 in telecommunications management services ("TAMS"). The increase in revenue from ASP services was the result of further deploying our ASP services in Europe and the Asia Pacific regions and IOL services to a new customer. The increase in engineering fees resulted from completing certain engineering projects that resulted in the increase in ASP services and engineering fees from implementing our service at a new customer. The decrease in the TAMS services resulted from a decrease in demand and our focus on our EIP&P ASP services. We expect that new projects begun in late 2004 and the addition of new customers and new projects in 2005 will lead to an increase in custom engineering revenue in 2005 and additional increases in ASP services.

     Costs of operations, research and development decreased by $708,000 (16.4%) to $3,620,000 for the year ended December 31, 2004 compared to the costs in 2003. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The decrease in costs is principally due to decreases in staffing costs of $529,000, professional fees of $155,000, offset by an increase in rent for our co-location production facility of $81,000. All other operating expenses combined decreased approximately $105,000 net. These decreases are the result of the planned cost reductions discussed above.

     Sales and marketing costs were $1,676,000 for the year ended December 31, 2004, a decrease of $546,000 or 24.6% compared to the same costs in 2003. Salaries and related costs decreased by $275,000 primarily due to staff and salary reductions. Consulting costs decreased by $321,000 principally from elimination of certain consulting services and reassignment of other consulting fees to other departments. These decreases were offset by an increase in professional fees of $33,000 and travel costs of $40,000 as a result of our increasing our sales and marketing efforts. Other sales and marketing costs combined decreased approximately $23,000.

     General and administrative costs decreased $345,000 or 10.5% to $2,940,000 for the year ended December 31, 2004 compared to costs of $3,285,000 in 2003. Salaries and related costs decreased $307,000 principally due to a reduction in staff and payroll reductions. This was partially offset by an increase in professional fees of $83,000 as the company outsourced certain accounting functions. Legal costs decreased $106,000. This decrease was the result of higher costs incurred in 2003 related to financial reporting and employee related matters. Accounting fees were reduced by $28,000 and Director's fees and expenses decreased by $51,000. All other general and administrative costs had a net increase of $64,000.

     Depreciation and amortization expense decreased by $151,000 (22%) primarily due to fully amortizing certain software costs and other computer equipment.

     Interest expense increased by $31,000 due to the increase in borrowings in June of 2003 under two new lines of credit and an increase in borrowings through the assignment of accounts receivable under the agreement with a bank.

Net Operating Loss Carry Forwards
---------------------------------

     At December 31, 2004, the Company has net operating loss carryforwards ("NOLs") remaining of approximately $78 million, which may be available to reduce taxable income, if any. These NOLs expire through 2024. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. The Company has not completed a recent evaluation of whether a change in control has taken place. If it is determined that a change in control has taken place, utilization of its NOLs will be subject to severe limitations in future periods, which would have the effect of eliminating substantially all of the future income tax benefits of the NOLs.

New Accounting Pronouncements
-----------------------------

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in SFAS No 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company's fiscal year following December 15, 2005 (January 1, 2006). The adoption of SFAS No. 123R will have no effect on the Company's consolidated cash flows or financial position but will have an adverse effect on the Company's consolidated results of operations.

     In December 2004, the FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

     In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have any effect on the Company's calculation of EPS.

     In September 2004, the EITF issued statement EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the "market price contingency"). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement is not expected to have an effect on the Company's calculation of EPS.


Item 7. FINANCIAL STATEMENTS
        --------------------

     The financial statements are included beginning on page F-1


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
        ON ACCOUNTNG AND FINANCIAL DISCLOSURE
        -------------------------------------

        None.

Item 8A.  CONTROLS AND PROCEDURES
          -----------------------

Disclosures Controls and Procedures
-----------------------------------

     The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

     Based on their evaluation of the Company's disclosure controls and procedures which took place as of the date of filing of this report, the Chief Executive Officer and the Chief Financial Officer believe that as is typical of small companies, these procedures were not effective with respect to timeliness as a result of limited resources and a limited segregation of duties in accounting and financial reporting.


Internal Financial Controls
---------------------------

     The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accepted accounting principles generally accepted in the United States of
America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

     Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Controls over Financial Reporting
------------------------------------------

     It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. However, due to its limited financial resources typical of companies its size, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the CFO. Based on the integrity and trustworthiness of the Company's chief financial officer, the Board of Directors has had confidence that there have been no irregularities in the Company's financial reporting or in the protection of its assets.

     Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relates to the December 31, 2004 financial close process, limited segregation of duties and the absence of appropriate reviews and approvals of transactions and accounting entries. Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our financial statements for the year ended December 31, 2004 fairly present, in all material respects, our financial condition and results of operations.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS;
        ------------------------------------------------------------
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
        -------------------------------------------------

     As of March 31, 2005, the names, ages and positions of the directors and executive officers of the Company are as follows:

      Name             Age                Position                  Committee Member
-----------------      ---    ----------------------------------   -------------------
James A Cannavino      60     Chairman of the Board of Directors
                              and Chief Executive Officer
Bernard Puckett (1)    60     Member of the Board of Directors     Audit, Compensation
Dennis Murray          59     Member of the Board of Directors     Audit, Compensation
Carla Steckline        48     Member of the Board of Directors     Audit, Compensation
Michael Levin (2)      32     Member of the Board of Directors
Robert Carberry        62     President
Michael J. Beecher     60     Chief Financial Officer and Secretary
_________

(1) Mr.  Puckett was  appointed  to the Board of  Directors  in  February  2004,
succeeding  Mr.  Charles  Feld  who  had  previously   resigned  to  assume  new
responsibilities at EDS.

(2) Mr. Levin was appointed to the Board of Directors in February 2005 to succeed Mr. Peter Yunich who resigned for personal reasons. Mr. Levin is Managing Director of Metropolitan Venture Partners.

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

     Bernard Puckett is Chairman of the Board of Openwave Systems, Inc., a leading provider of open IP-based communication infrastructure software and applications. Mr. Puckett was formerly the President and Chief Executive Officer of Mobile Telecommunications Technology Corp. ("Mtel"). Prior to joining Mtel, Mr. Puckett spent 26 years with IBM where he was Senior Vice-president -- Corporate Strategy and Development. He also held positions in marketing, finance, product development, manufacturing and new business development during his tenure at IBM. He also serves on the board of directors of IMS Health (NYSE:RX). Mr. Puckett was appointed to our Board of Directors in February 2004 and will serve in such capacity until his successor is elected.

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

     Michael Levin is a Managing Director of Metropolitan Venture Partners, a venture capital firm he co- founded in 1999. Working actively with his partners, Michael has helped to build Metropolitan into an operationally focused and exit oriented firm with investments in the US and UK. Metropolitan has the institutional backing of the Man Group plc, a FTSE 100 global financial services firm and the largest hedge fund manager in the world. In his role, Mr. Levin negotiates and manages investments, as well as oversees the financial and operational management of the firm. He also serves as an active Board member and works closely with portfolio companies on strategic growth and ensuring proper fiscal discipline. Prior to Metropolitan, Mr. Levin developed and managed hedge funds for the Man Group plc and Larry Hite. He previously worked as a research analyst at Mint Investment Management Company and was recruited by Mr. Hite, the former Managing Director of Mint, as part of a two-person team to form a hedge fund under his guidance. His role encompassed the critical aspects of both building a business and managing a diverse investment portfolio. Mr. Levin graduated Magna Cum Laude from The Wharton School at the University of Pennsylvania with a concentration in Finance. He is also an alumnus of Phillips Exeter Academy.

     Robert Carberry was appointed President of the Company in December 2002. Mr. Carberry was a consultant to the Company since March 2000 focusing on business development, wordwide deployment and functional enhancement of our product lines. Prior to Direct Insite, Mr. Carberry was an Executive
Vice-President of Research &Development and Business Development, CyberSafe Corporation where he was responsible for defining corporate strategy, and for business development/corporate development and R&D functions. Prior to Cybersafe, Mr. Carberry was Vice-President -- Technology for Viacom/Blockbuster; and the responsible executive for Blockbuster/Viacom Holdings -- a Blockbuster Venture Capital group where he managed of all Blockbuster's advanced technology/business development activities including: NewLeaf -- a Blockbuster/IBM joint venture for development and deployment of interactive media distribution, Fairway, an IBM Blockbuster joint venture for marketing interactive on demand media to commercial and residential customers. He was also the executive responsible for a portfolio of Blockbuster corporate technology investments in various new media companies. Prior to Viacom, Mr. Carberry served in several capacities over a twenty year career at IBM where most recently he served as President, IBM Technology Venture Fund -- where he was responsible for IBM starting or acquiring 24 companies in the new media application and broadband distribution fields. Prior to that, he held several senior executive positions including Vice-President - Business Operations for the IBM Personal Computer Group where he was responsible for all business strategy, development, and distribution operations/agreements, Vice-President Development for IBM Personal Computer Group -- where he was responsible for product line development including the IBM PC, AT, and PS-2 product groups. Mr. Carberry was Director of Engineering and Scientific Computing -- IBM Large Systems, a division where he was responsible for the IBM Kingston Laboratory and the definition and implementation of the entry of IBM into the super computer product area. As Director of Large Systems for IBM Data Systems Division, he led the development of all IBM large systems products: 3033, 3090 and successor product lines that contributed more than $25B in IBM revenues.

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

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

     The following table sets forth the annual and long-term compensation with respect to the Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered for the year ended December 31, 2004.

                                              Summary Compensation Table

                                                         Annual Compensation           Long-Term Compensation
                                                      ------------------------    ------------------------------
                                                                                  Restricted       Securities
     Name and              Fiscal                          Other Annual         Stock Awards       Underlying
Principal Position         Year     Salary       Bonus     Compensation                         Options/Warrants
------------------------------------------------------------------------------------------------------------------
James A. Cannavino (1)     2004     $96,000    $   --       $    --             $    4,000              --
  Chief Executive Officer  2003    $156,000        --            --                 54,000         708,000
                           2002          --        --            --                210,000         314,000

Robert Carberry (2)        2004    $192,000    $   --       $    --             $       --              --
  President                2003    $177,000        --            --                     --         203,000
                           2002      78,000        --        72,000                139,000          57,500

Anthony Coppola (3)        2004    $145,000   $    --       $    --                     --              --
  President/V.P. Program   2003    $157,000      4,000       26,000                     --           3,000
  Management               2002     166,000     50,000           --                     --         137,500

Arnold Leap (4)            2004    $145,000   $     --      $    --             $       --              --
  Chief Technology Officer 2003    $158,000   $ 26,000      $    --             $       --         103,000
                           2002     161,000     20,000           --                     --         113,500

Michael Beecher (5)        2004    $106,000   $     --      $    --             $       --          30,000
  Chief Financial Officer  2003      $3,000   $     --      $    --             $       --          30,000
  and Secretary

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

(4) Mr. Leap earned cash performance bonuses totaling $26,000 and $20,000 for years 2003 and 2002, respectively.

(5) Mr. Beecher was appointed Chief Financial Officer and Secretary effective December 16, 2003.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

     During 2004 the following options grants were made to the named executive officers:

                                          % of Total
                                          Options
                           Number of      Granted                                              Hypothetical
                           Options        Employees           Exercise        Expiration          Value at
Name                       Granted        in Fiscal Year        Price             Date          Grant Date
----                       ---------      --------------      --------        ----------       ------------
Michael Beecher              30,000          8.6%             $  1.60         07/31/09            $30,000

     The hypothetical value of the options as of their date of grant has been calculated using the Black- Scholes option-pricing model, as permitted by SEC rules, based upon various assumptions, which include: expected volatility of 69.5%, risk free interest rate of 4.8% and expected lives of 5.00 years. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation." It should be noted that this model is only one method of valuing options, and the Company's use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
--------------------------------------------------------------------------------
Values
------

     The following table set forth certain information with respect to stock option exercises by the named executive officers during the fiscal year ended December 31, 2004, and the value of unexercised options held by them at fiscal year-end.

                                                            Number of Unexercised Options at   Value of Unexercised In-the
                                                                     Fiscal Year End          -Money Options at Fiscal Year
                                                                                                         End (1)
                          Shares Acquired
          Name            On Exercise (#)   Value Realized  Exercisable     Unexercisable    Exercisable      Unexercisable
                                                 ($)
James Cannavino                 --               --           897,333          195,000      $    270,000      $    105,000
Robert Carberry                 --               --           260,500               --           109,000                --
Anthony Coppola                 --               --           163,100               --            62,000                --
Michael Beecher                 --               --            40,000           20,000            30,000             2,000
Arnold Leap                     --               --           207,166           33,334            76,000            17,000

Footnotes
(1) Market Value of the Company's common stock on December 31, 2004, was $1.70. There were 1,134,666 in-the-money options at year end, valued at $671,000.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          ------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 31, 2005 of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

                               Common Stock       Rights to Acquire                  Total Beneficially
                               Beneficially   Beneficial Ownership Through              Owned as % of
Name of Beneficial Owner (1)      Owned      Exercise of Options Within 60 Days     Outstanding Shares (2)
-------------------------------------------------------------------------------------------------------------------
Metropolitan Venture
     Partners II, L.P.            29,067                 1,346,800                         23.5%
James Cannavino                  517,402                   897,333                         26.1
Bernard Puckett                   27,423                    23,596                          1.1
Dennis Murray                    140,722                    61,667                          4.4
Carla Steckline                   80,039                    56,667                          3.0
Anthony Coppola                   81,113                   163,100                          5.2
Robert Carberry                  197,665                   260,500                          9.6
Michael Levin                         --                        --                          0.0
Michael Beecher                       --                    40,000                            *
All Officers and Directors
as a Group (8 persons)         1,044,364                 1,502,863                         42.8%

_______
* =  Less than 1%
Footnotes
     (1) The address of the holder is 80 Orville Drive, Suite 200, Bohemia, New York 11716, except for Metropolitan Venture Partners II, L.P. which is 257 Park Avenue South, 15th Floor, New York, NY 10010.
     (2) Based upon 4,516,985 common shares outstanding as of March 31, 2005, plus outstanding options exercisable within 60 days and Series A Stock convertible into common shares owned by above named parties.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     In December 1999, the Company has entered into various agreements with S.J. & Associates, Inc. (including its affiliates are collectively referred to as "SJ"), an advisor to the Company and its' Board of Directors, for various services that provide for the following compensation:

     -- The Company entered into a consulting agreement with SJ initially terminating on May 31, 2007. Pursuant to the agreement, SJ is entitled to monthly compensation of $15,000. The Company will supply SJ an office/temporary living accommodations and reimbursement for auto leases at a cost not to exceed $9,900 per month. Pursuant to the agreement, SJ is entitled to a financing fee equal to 4% of the gross proceeds (or the gross transaction value) of any of the following events: (i) financing(s) (either debt or equity), (ii) sale of the Company's stock, (iii) an acquisition made by the Company, and (iv) the sale of the Company or merger of the Company with another entity. SJ is also entitled to an annual bonus at the discretion of the Companies Board of Directors. With no further approval, SJ is entitled to be reimbursed for other expenses not to exceed $2,000 per month, plus other reasonable expenses upon approval. Upon completion of the initial term of the agreement, SJ will continue to provide consulting services for an additional 7 1/2 year period. Minimum compensation during this additional period is approximately $5,500 per month. Under this agreement, the Company incurred consulting expenses of $108,000 and $144,000 in 2004 and 2003, respectively. In addition, SJ earned
          $80,000 of fees related to the sales and issuance of Series C Preferred stock and was reimbursed for other expenses in accordance with the consulting agreement. In 2003, the Company reduced its obligation to SJ relating to the restructure plan, completed in 2003, by $60,000.

Item 13.  EXHIBITS AND REPORTS ON FORM - 8K
          ---------------------------------

13. (a)  - EXHIBITS
         ----------

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

     (i) Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock filed December 10, 2003 (Incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-KSB filed April 14, 2004).

     (j) Certificate of Designation, Preferences and Rights of Series C redeemable Preferred Stock filed December 16, 2003 (Incorporated by reference to Exhibit 3(j) of the Company's Annual Report on Form 10-KSB filed April 14, 2004).

     (k) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Preferred Stock filed March 29, 2005.

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

4.3 Securities Purchase Agreement between the Company, Sigma Opportunity Fund, LLC and Metropolitan Venture Partners II, LP (Incorporated by reference to
     Exhibit 4.1 of the Current Report on Form 8-K filed March 31, 2005).

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

10.12 Indemnification Agreement dated December 21, 1999, between Softworks, Inc. and the Company (Incorporated by reference to Exhibit 3 to the Company's Form 8-K filed on February 9, 2000).

10.13 Escrow Agreement dated December 21, 1999, among EMC Corporation, Eagle Merger Corp., the Company and State Street Bank and Trust Company, Inc. as escrow agent (Incorporated by reference to Exhibit 4 to the Company's Form 8-K filed on February 9, 2000).

10.14 Exchange Agreement, dated February 10, 2000, among the Company, NetWolves Corporation and ComputerCOP Corp. (Incorporated by reference to Exhibit
     10.1 to the Company's Form 8-K filed on March 2, 2000).

10.15 Agreement and Plan of Merger by and among Platinum Acquisition  Corp., the

     Company, Platinum Communications, Inc., Kevin Ford and Ken Tanoury dated May 10, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001).

10.16 Employment Agreement between the Company and Kevin Ford dated May 10, 2001 (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001).

10.17 Employment Agreement between the Company and Ken Tanoury dated May 10, 2001 (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001).

10.18 Employment Agreement between the Company and Anthony Coppola dated December 1, 2001 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.19 Services Agreement between the Company and James A. Cannavino dated January 25, 2003.(2)

10.20 Stock Purchase and Registration Rights Agreement between the Company and Metropolitan Venture Partners II, L.P. dated as of September 25, 2002 (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated September 25, 2002).

10.21 Stock Purchase and Registration Rights Agreement between the Company and Metropolitan Venture Partners II, L.P. dated as of December 24, 2002 (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated December 24, 2002).

10.22 Promissory Note between the Company and Tall Oaks Group LLC dated January 13, 2003.(2)

10.23 Amendment and Notice dated January 13, 2003 by and among the Company, Metropolitan Venture Partners II, L.P. and Tall Oaks Group L.L.C.(2)

10.24 Form of Subscription Agreement for Series C Redeemable Preferred Stock.(3)

10.25 Employment and Consulting Agreement between the Company and Robert L. Carberry (Incorporated by reference to Exhibit 10.2 of registrant's Current Report on Form 8-K dated December 5, 2003).

23(a) Consent of Marcum & Kliegman, LLP.

31.0 Certification of Officers.

32.0 Certificate  Pursuant to 18 U.S.C.  Section  1350,  as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.
__________

(1)Filed with Form S-1, Registration Statement of the Company Reg. No 3-47322 and are incorporated herein by reference.

(2)Incorporated by reference to the Company's Annual Report on Form-10K filed April 15, 2003.

(3)Incorporated by reference to the Company's Annual Report on Form-10KSB filed April 14, 2004.

13. (b). - REPORTS ON FORM 8-K
------------------------------

     None

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

     The following is a summary of the fees billed to us by Marcum & Kliegman, LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2004 and 2003:

  Description                 2004                 2003
  -----------                 ----                 ----
Audit Fees(1)               $ 175,000           $ 126,850
Audit-Related Fees (2)             --               3,500
Tax Fees (3)                   30,000              41,305
                            ---------           ---------
Total Fees                  $ 205,000           $ 171,655

     Our Audit Committee has determined that the provision of services by Marcum
&  Kliegman  LLP other  than for  audit  related  services  is  compatible  with
maintaining   the   independence   of  Marcum  &  Kliegman  as  our  independent
accountants.

________________________

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003.

(2) Audit related fees consist of fees billed for professional services in conjunction with the review of issuance of preferred shares.

(3) Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning, including fees related to the preparation of federal and state income tax returns.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April 2005.


                                       DIRECT INSITE CORP.

                                By:  /s/ James A. Cannavino
                                -------------------------------------------
                                James A. Cannavino, Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 28, 2005 by the following persons in the capacities indicated:




/s/James A. Cannavino                   Chairman of the Board
James A. Cannavino                      Chief Executive Officer

/s/Michael J. Beecher                   Chief Financial Officer
Michael J. Beecher

---------------------                   Director
Bernard Puckett

/s/Dennis J. Murray                     Director
Dennis J. Murray

/s/Carla J. Steckline                   Director
Carla J. Steckline

---------------------                   Director
Michael Levin

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                    CONTENTS
--------------------------------------------------------------------------------


                                                               Page
                                                               ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM         F-1


FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                   F-2
  Consolidated Statements of Operations                         F-4
  Consolidated Statement of Shareholders' Equity (Deficiency)   F-5
  Consolidated Statements of Cash Flows                         F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-9 - F-31

             EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             ------------------------------------------------------

To the Audit Committee of the
Board of Directors and Shareholders of
Direct Insite Corp. and Subsidiaries
Bohemia, New York


We have audited the consolidated accompanying balance sheets of Direct Insite Corp. and Subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity (deficiency) , and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Marcum & Kliegman LLP
New York, NY
April 7, 2005

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                           December 31, 2004 and 2003
--------------------------------------------------------------------------------


                                     ASSETS

                                                                                         2004              2003
                                                                                  ---------------- -----------------

CURRENT ASSETS
--------------
 Cash and cash equivalents                                                           $       306       $       75

 Accounts receivable, net of allowance for doubtful accounts of
  $2 in 2004 and 2003                                                                      1,871            1,068
 Prepaid expenses and other current assets                                                   262              215
 Assets from discontinued operations                                                          --               47
                                                                                     -----------       ----------

       Total Current Assets                                                                2,439            1,405


PROPERTY AND EQUIPMENT, Net                                                                  577              771
---------------------

OTHER ASSETS                                                                                 285              335
------------                                                                         -----------       ----------




       TOTAL ASSETS                                                                  $    3,301        $    2,511
                                                                                     ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

                                                                                             2004            2003
                                                                                       --------------- ---------------
CURRENT LIABILITIES
-------------------
 Current portion of long-term debt                                                        $        782    $        880
 Short-term revolving loans                                                                      1,012             585
 Accounts payable and accrued expenses                                                           2,086           2,248

 Deferred revenue                                                                                  623              96
 Dividends payable, current                                                                        376               0
 Liabilities from discontinued operations, current portion                                         112             581
                                                                                       --------------- ---------------
       Total Current Liabilities                                                                 4,991           4,390

OTHER LIABILITIES
-----------------
 Long-term debt, net of current portion                                                            125              42
 Dividends payable, net of current portion                                                         722             382

 Liabilities from discontinued operations, long-term                                                --              87
                                                                                       --------------- ---------------
       TOTAL LIABILITIES                                                                         5,838           4,901
                                                                                       --------------- ---------------
COMMITMENTS AND CONTINGENCIES
-----------------------------

SHAREHOLDERS' DEFICIENCY
------------------------
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
      Series A Convertible Preferred, 134,680 issued
      and outstanding in 2004 and 2003; liquidation
      preference of $2,750,000 in 2004 and 2003;                                                   --              --
      Series B Redeemable Preferred, 974 issued and outstanding in
      2004 and 2003; liquidation preference of $974,075;                                           --              --
      Series C Redeemable Preferred, 2,000 and 590 issued and
      outstanding in 2004 and 2003, respectively; liquidation preference of
      $2,000,000 and $590,000 in 2004 and 2003, respectively;
      Series D Redeemable Preferred, 100 shares issued and outstanding, liquidation preference of $100,000 in 2004;

 Common stock, $.0001 par value; 50,000,000 shares
  authorized; 4,547,013 and 4,080,402 shares issued in
  2004 and 2003, respectively; and 4,507,086 and 4,040,475
  shares outstanding in 2004 and 2003, respectively                                                 --              --
 Additional paid-in capital                                                                    112,484         110,582
 Unearned compensation                                                                             (50)             --
 Accumulated deficit                                                                          (114,643)       (112,644)
                                                                                       --------------- ---------------
                                                                                                (2,209)         (2,062)
 Common stock in treasury, at cost; 24,371 shares in 2004
  and 2003                                                                                        (328            (328
                                                                                       --------------- ---------------
       TOTAL SHAREHOLDERS' DEFICIENCY                                                           (2,537)         (2,390)
                                                                                       --------------- ---------------
       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                       $    3,301      $    2,511
                                                                                       =============== ===============

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                 For the Years Ended December 31, 2004 and 2003
--------------------------------------------------------------------------------

                                                                                            2004            2003
                                                                                      -------------- ----------------
REVENUES                                                                                 $     7,558      $    7,439
--------
                                                                                      -------------- ----------------
COSTS AND EXPENSES
------------------
 Operations, research and development                                                          3,620           4,328
 Sales and marketing                                                                           1,676           2,222
 General and administrative                                                                    2,940           3,285
 Amortization and depreciation                                                                   537             688
                                                                                      -------------- ----------------
       TOTAL OPERATING EXPENSES                                                                8,773          10,523
                                                                                      -------------- ----------------
       OPERATING LOSS                                                                         (1,215)         (3,084)
                                                                                      -------------- ----------------
OTHER EXPENSE
-------------
Interest expense, net                                                                            318             287
Other expense                                                                                     33               7
                                                                                      -------------- ----------------
       TOTAL OTHER EXPENSE                                                                       351             294
                                                                                      -------------- ----------------
LOSS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES                                         (1,566)         (3,378)
-----------------------------------------------------

PROVISION  FOR (BENEFIT FROM) INCOME TAXES                                                         5            (108)
------------------------------------------                                            -------------- ----------------
LOSS FROM CONTINUING OPERATIONS                                                               (1,571)         (3,270)
-------------------------------
                                                                                                              (1,912)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                                       288
------------------------------------------                                            -------------- ----------------
NET LOSS                                                                                      (1,283)         (5,182)
--------
PREFERRED STOCK DIVIDENDS                                                                       (716)           (356)
-------------------------                                                             -------------- ----------------
NET LOSS ATTRIBUTABLE TO COMMON
-------------------------------
 SHAREHOLDERS                                                                            $    (1,999)      $  (5,538)
 ------------                                                                         ============== ================
BASIC AND DILUTED LOSS PER SHARE:
--------------------------------
   Loss from continuing operations attributable to common  shareholders                       $(0.53)         $(0.91)
   Income (Loss) from discontinued operations                                                   0.07           (0.48)
                                                                                      -------------- ----------------
   Net loss attributable to common shareholders                                               $(0.46)         $(1.39)
                                                                                      ============== ================
BASIC AND DILUTED WEIGHTED AVERAGE
----------------------------------
 COMMON SHARES OUSTANDING                                                                      4,285           3,974
 ------------------------                                                             ============== ================

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

          For the Years Ended December 31, 2004 and 2003 (in thousands)
--------------------------------------------------------------------------------

                                       Preferred Stock
                       -----------------------------------------------

                                                                                                 Accumulated
                                                                                                   Other
             Series A     Series B       Series C   Cmmon Stock  Additional   Stock      Accum-    Compren-            Comprehensive
                                                                  Paid-in  Subscription  ulated     sive   Treasury        Income
          Shares Amount Shares Amount Shares  Amount Shares Amount Capital  Receivable   Deficit    Loss    Stock   Total   (Loss)
          --------------------------------------------------------------------------------------------------------------------------
BALANCE -  117  $  --    --    $ --     --    $ --   3,926   $ --   $108,708  $   (62)    $(107,081) $ (25)   $(328) $1,212   $  --
 January
 1, 2003

 Common
 stock
 and
 options
 issued
 for
 services   --     --    --      --     --      --     114     --        135       --           --      --      --     135      --

 Payment
 of stock
 subscrip-
 tion
 receivable --     --    --      --     --      --      --     --         --       62            --     --     --       62      --

 Preferred
 stock
 issued
 for cash,
 net of
 fees
 of $15     18     --    --      --     --      --      --     --        235       --            --     --     --      235      --

 Conversion
 of long-
 term debt
 to pre-
 ferred
 stock      --     --     1      --     --      --      --     --        974       --            --     --     --      974      --

 Preferred
 stock
 issued
 for cash,
 net of
 fees of
 $60        --     --    --      --      1      --      --     --        530       --            --       --   --      530      --

 Dividends
 declared,
 preferred
 stock      --     --    --      --     --      --      --     --        --        --          (356)      --   --     (356)     --

 Other
 compre-
 hensive
 loss       --     --    --      --     --      --      --     --        --        --          (25)      25    --       --      25


 Net loss   --     --    --      --     --      --      --     --        --        --       (5,182)      --    --   (5,182) (5,182)
          ----  ----- -----  ------ ------ ------- -------  -----  --------- ----------  ----------  ------- ------ -------- -------
 Total
 Compre-
 hensive
 Loss                                                                                                                     $(5,157)
                                                                                                                          =======
BALANCE -
 December
 31,
 2003      135  $  --     1  $   --     1   $   --   4,040 $   -- $ 110,582 $      --    $(112,644) $    --  $(328) $(2,390)

          ====  ===== =====  ====== ===== ========  ====== ====== ========== ==========  ==========  ======= ====== ========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

          For the Years Ended December 31, 2004 and 2003 (in thousands)
--------------------------------------------------------------------------------

                                       Preferred Stock
                       -----------------------------------------------
                                                                                  Additional           Accum-
                                                                                    Paid-in  Deferred  ulated  Treasury
             Series A     Series B       Series C    Series D      Common stock     Capital   Compen-  Deficit   Stock      Total
                                                                                              sation
          Shares Amount Shares Amount Shares  Amount Shares Amount Shares Amount     Amount
          --------------------------------------------------------------------------------------------------------------------------
BALANCE -
 December
 31, 2003  135 $ --        1    $  --    1    $ --      --   $ --  4,040     $  --   $110,582 $ --    $(112,644) $(328)   $(2,390)

 Common
 stock
 and
 options
 issued
 for
 services   --   --       --       --   --      --      --     --    157        --        215  (50)          --     --        165

 Common
 stock
 and
 options
 issued
 in
 settle-
 ment of
 liabil-
 ities      --   --       --       --   --      --      --     --    310        --        257   --          --      --        257

 Series C
 Preferred
 stock
 issued for
 Cash, net
 of fees
 of $80     --   --       --       --    1      --      --     --     --        --      1,330   --          --      --      1,330

 Series D
 Preferred
 stock
 issued for
 Cash       --   --       --       --   --      --      --     --     --        --        100   --          --      --        100

 Dividends
 declared,
 preferred
 stock      --   --       --       --   --      --      --     --     --        --         --   --        (716)     --       (716)


 Net loss   --   --       --       --   --      --      --     --     --        --         --   --      (1,283)     --     (1,283)
          ----  ---    -----   ------ ---- -------  ------  ----- ------ ----------  ---------- ----     ------   -----   -------
BALANCE -
December
31,  2004 135  $ --        1   $  --     2   $  --     --   $ --    4,507  $  --     $ 112,484  $(50)   $(114,643) $(328) $(2,537)

           ==== ===    =====   =====- ==== =======  ======  ===== ====== ==========  ========== ====    ======     =====  =======

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                 For the Years Ended December 31, 2004 and 2003

--------------------------------------------------------------------------------

                                                                                        2004                  2003
                                                                              ------------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Loss from continuing operations                                                     $ (1,571)                $ (3,270)
 Adjustments to reconcile loss from continuing operations
  to net cash used in continuing operations:
   Amortization and depreciation:
     Property and equipment                                                               534                      686
     Other                                                                                  3                        2
    Common stock and options issued for services                                          165                      135
    Other                                                                                  10                       50

  Changes in operating assets and liabilities:
    Accounts receivable                                                                  (803)                      63
    Prepaid expenses and other current assets                                             (47)                      24
    Other assets                                                                           37                       93
    Accounts payable and accrued expenses                                                  95                      755
    Restructuring costs payable                                                            --                      (66)
    Deferred revenue                                                                      527                       96
                                                                              ------------------------ ------------------
       Net cash used in continuing operations                                          (1,050)                  (1,432)
                                                                              ------------------------ ------------------

  Income (loss) from discontinued operations                                              288                   (1,912)
  Change in:
    Assets and liabilities from discontinued operations                                  (509)                     900
                                                                              ------------------------ ------------------
       Net cash used in discontinued operations                                          (221)                  (1,012)
                                                                              ------------------------ ------------------

       NET CASH USED IN OPERATING ACTIVITIES                                         $ (1,271)                $ (2,444)
                                                                              ------------------------ ------------------

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                 (in thousands)

                   For the Years Ended December 31, 2004 and 2003

--------------------------------------------------------------------------------

                                                                                        2004              2003
                                                                                  ----------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Expenditures for property and equipment                                               $     (114)       $     (349)
                                                                                  ----------------- -----------------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Proceeds from common stock  and subscription receivable                                       --                22
 Proceeds from sales of preferred stock, net                                                1,430             1,257
 Advances from (repayment on) Short-term revolving loans, net                                 427              (105)
 Proceeds from long-term debt, net of fees                                                     --               496
 Proceeds from line of credit                                                                  --               750
 Payment of dividend                                                                           --               (30)
 Repayments of long-term debt                                                                (241)             (142)
                                                                                  ----------------- -----------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                            1,616             2,248
                                                                                  ----------------- -----------------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   231              (545)


CASH AND CASH EQUIVALENTS - Beginning                                                          75               620
                                                                                  ----------------- -----------------

CASH AND CASH EQUIVALENTS - Ending                                                     $      306        $       75
                                                                                  ================= =================


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

     Management's liquidity plans are discussed in Note 13. Also, as described in Note 16, the Company has one major customer that accounted for approximately 92% and 97% of the Company's revenue for the years ended December 31 2004 and 2003, respectively. Loss of this customer would have a material adverse effect on the Company.


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

          ASP Services
          ------------

          The Company provides transactional data processing services to its customers. Revenue is recognized as the services are performed.

          Custom Engineering Services
          ---------------------------

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

     Software Costs
     --------------

     Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at their estimated fair value. Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. Amortization of software costs begins when products become available for general customer release. Costs incurred prior to establishment of technological feasibility are expensed as incurred and are included in "operations, research and development" in the accompanying consolidated statements of operations, and amount to $2,227,000 and $2,640,000 for the years 2004 and 2003, respectively.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Significant Accounting Policies, continued
         ------------------------------------------

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

     Securities that could potentially dilute basic earnings per share ("EPS") in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (shares are in thousands):

                                                                                             December 31,
                                                                                    --------------------------------
                                                                                         2004             2003
                                                                                    ---------------- ---------------
     Options to purchase common stock                                                         4,645            4,442
     Warrants to purchase common stock                                                        2,082              631
     Series A Convertible Preferred Stock                                                     1,347            1,347
                                                                                    ---------------- ---------------
              Total Potential Common Shares as of  December 31,                               8,074            6,420
                                                                                    ---------------- ---------------
     Issuances after December 31, 2004 through
      March 31, 2005
     Common stock                                                                                10
     Options to purchase common stock                                                            60
     Warrants to purchase common stock                                                          750
                                                                                    ----------------
                                                                                              8,894
                                                                                    ================

     Cash and Cash Equivalents
     -------------------------

     The Company considers all investments with original maturities of three months or less to be cash equivalents.

     Allowance For Doubtful Accounts
     -------------------------------

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Advertising and Promotional Costs
     ---------------------------------

     Advertising and promotional costs are reported in "Sales and marketing" expense in the consolidated statements of operations and are expensed as incurred. Advertising and promotional costs for the years ended December 31, 2004 and 2003 was $31,000 and $4,000, respectively.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the consolidated financial statements shown for the prior year in order to have them conform to the current year's classifications.

     Concentrations and Fair Value of Financial Instruments
     ------------------------------------------------------

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At December 31, 2004, the Company has cash investments of approximately $208,000 at one bank. Concentrations of credit risk with respect to accounts receivable are disclosed in Note 16. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

     Use of Estimates In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Disclosures that are particularly sensitive to estimation include management's plans, as disclosed in Note 13. Actual results could differ from those estimates.

     New Accounting Pronouncements
     -----------------------------

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in SFAS No 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company's fiscal year following December 15, 2005 (January 1, 2006). The adoption of SFAS No. 123R will have no effect on the Company's consolidated cash flows or financial position but will have an adverse effect on the Company's consolidated results of operations.

     In December 2004, the FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Significant Accounting Policies, continued

     New Accounting Pronouncements, continued
     -----------------------------

     a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

     In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have any effect on the Company's calculation of EPS.

     In September 2004, the EITF issued statement EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the "market price contingency"). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement is not expected to have an effect on the Company's calculation of EPS.

     Stock Options and Similar Equity Instruments
     --------------------------------------------

     At December 31, 2004, the Company had five stock-based employee plans, which are described more fully in Note 10. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

     As discussed in Note 2, FAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. The effect of expensing stock options on the Company's results of operations using a Black-Scholes option-pricing model is presented in the following pro forma table:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

     Stock Options and Similar Equity Instruments, continued
     ---------------------------------------------

                                                                            2004              2003
                                                                      ---------------- -----------------
     Net loss attributable to common shareholders
     As reported                                                         $(1,999)         $(5,538)
     Add:  Stock-based employee compensation expense included in
     reported net loss                                                        --                4
     Less:  Stock-based employee compensation expense determined
     under fair value-based method for all awards                           (929)          (1,513)
                                                                      ---------------- -----------------
     Pro forma                                                           $(2,928)         $(7,047)
                                                                      ================ =================
     Basic and diluted net loss per share
     As reported                                                          $(0.46)          $(1.39)
                                                                      ================ =================
     Pro forma                                                            $(0.68)          $(1.77)
                                                                      ================ =================

     The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 68.1% to 75.5% in 2004 and 62.7% to 72.3% in 2003 (2) risk-free interest rates of 4.8% in 2004 and 2003 and (3) expected lives of 5.0 years in 2004 and 2003.


NOTE 3 - Discontinued Operations
         -----------------------

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  Discontinued Operations, continued
          ------------------------

     Platinum Communications, Inc., continued
     -----------------------------

     Accordingly, the results of operations and the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. The losses are reflected as loss from discontinued operations in the accompanying consolidated statements of operations. The following table reflects the results of the discontinued operations of Platinum for the years ended December 31, 2004 and 2003, respectively:

                                                                    2004              2003
                                                              ---------------- -----------------
                                                                        (In thousands)
       Revenue                                                $        --      $         441
                                                              ---------------- -----------------
       Income and (Costs and Expenses)
       -------------------------------
       Operations, research and development                            --               (656)
       Sales and marketing                                             --               (717)
       General and administrative                                      --               (201)
       Amortization and depreciation                                   --               (187)
       Other income - net                                             297                 --

       Costs associated with shut-down of operations:
       Impairment of fixed assets, net                                 --                (41)
       Impairment of software costs, net                               --               (311)
       Continuing lease obligations, net                               --               (220)
       Interest expense, net                                           (9)               (20)
                                                              ---------------- -----------------
       Total income and (costs and expenses)                          288             (2,353)
                                                              ---------------- -----------------
       Income (loss) from discontinued operations             $       288         $   (1,912)
                                                              ================ =================

     For the year ended December 31, 2004 the Company recognized income from the discontinued opeartions of $288,000 as a result of settling certain liabilities of the Platinum operation for less than the original obligation.

     Platinum has three lines of credit, which were assumed in connection with the Platinum acquisition. These lines have various expiration dates. One line has no expiration date and bears an interest rate of prime (4.75% at December 31, 2004) plus 1%, is collateralized by substantially all the assets of Platinum, and is personally guaranteed by one of the former officers of Platinum. The second line expired in May 2003 and bears an interest rate of 10%. The third line contains no expiration date and bears an interest rate of 16.74%. The total obligation under these three lines of credit as of December 31, 2004 is $71,000.

     The  following  table  reflects  the  assets  and   liabilities   from  the
     discontinued operations of Platinum as of December 31, 2004 and 2003:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3  Discontinued Operations, continued
        -----------------------

     Platinum Communications, Inc., continued
     -----------------------------

                                                                                            December 31,
                                                                                       2004              2003
                                                                                  ---------------- -----------------
                                                                                           (In thousands)
                                               ASSETS
                                               ------

         Accounts receivable,  net of allowance of $-- and $46 in 2004 and 2003,
         respectively                                                                   $     --             $  5
         Other assets                                                                         --               42
                                                                                  ---------------- -----------------
                  Total Current Assets From Discontinued Operations                           --               47

                                                                                  ---------------- -----------------
                  Total Assets From Discontinued Operations                            $      --              $47
                                                                                  ---------------- -----------------


                                             LIABILITIES
                                             -----------


         Accounts payable and accrued expenses                                           $    41             $390
         Deferred revenue                                                                     --              180
         Current portion of long-term debt                                                    71               11
                                                                                  ---------------- -----------------
                  Total Current Liabilities from Discontinued
                   Operations                                                                112              581

         Long-Term Debt, Net of Current Portion                                               --               87
                                                                                  ---------------- -----------------
                  Total Liabilities From Discontinued Operations                           $ 112             $668
                                                                                  ================ =================

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - Accounts Receivable and Short-term Revolving Loans
         --------------------------------------------------

     The Company has an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1 % per month, is paid to the Company once the customer has paid. Under the Agreement, the maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The primary term of the agreement was for one year beginning October 2001, and continues until due notice of termination is given at any time by either party to the agreement. At December 31, 2004, the Company had assigned approximately $952,000 of accounts receivable to the Bank and received advances of $762,000 from the Bank.

     In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company may assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a Director of the Company, are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At December 31, 2004 the Company had outstanding advances of $250,000.


NOTE 5 - Prepaid Expenses and Other Current Assets
         -----------------------------------------

     Prepaid expenses and other current assets consist of the following:

                                                                     December 31,
                                                                2004             2003
                                                          ---------------- -----------------
                                                                    (In thousands)
       Prepaid expenses                                        $  239           $  181
       Employee notes and loans receivable                         23               34
                                                          ---------------- -----------------
                                                               $  262           $  215
                                                          ================ =================

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - Property and Equipment
         ----------------------

Property and equipment consist of the following:

                                                                                December 31,            Useful life
                                                                                                         in Years
                                                                            2004            2003
                                                                        -------------- --------------- --------------
                                                                               (in thousands)
       Computer equipment and purchased software                              $ 6,078        $ 5,738         3
       Furniture and fixtures                                                     446            446       5 - 7
       Automobile                                                                  30             30         3
                                                                        -------------- --------------- --------------
                                                                                6,554          6,214
       Less: accumulated deprecation and amortization                          (5,977)        (5,443)
                                                                        -------------- --------------
             Property and Equipment, Net                                      $   577        $   771
                                                                        ============== ==============


     Depreciation and amortization expense related to property and equipment for the years ended December 31, 2004 and 2003 was $534,000 and $686,000, respectively.


NOTE 7 - Accounts Payable and Accrued Expenses
         -------------------------------------

Accounts payable and accrued expenses consist of the following:

                                                                                           December 31,
                                                                                       2004             2003
                                                                                ----------------- ----------------
                                                                                         (in thousands)
       Trade accounts payable                                                           $  809         $  862
       Sales taxes payable                                                                 539            539
       Accrued payroll and benefits                                                        253            242
       Other accrued expenses                                                              485            605
                                                                                ----------------- ----------------
                                                                                        $2,086         $2,248
                                                                                ================= ================

NOTE 8 - Long-term Debt
         --------------
       Long-term debt consists of the following:

                                                                                          December 31,
                                                                                       2004             2003
                                                                                ----------------- ----------------
                                                                                         (in thousands)
       Lines of credit (a)                                                               $ 668             $ 736
       Capitalized lease obligations (b)                                                   239               186
                                                                                ----------------- ----------------
                                                                                           907               922
       Less: current portion                                                              (782)             (880)
                                                                                ----------------- ----------------
             Long-term debt, net of current portion                                      $ 125             $  42
                                                                                ================= ================


     (a) In June 2003, the Company obtained a discretionary Line of Credit ("LoC") in the amount of $500,000 from JP Morgan Private Bank ("JPMC"). The LoC is guaranteed by Tall Oaks Group, LLC (an affiliate



                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - Long-term Debt, continued

          of Metropolitan, Note 9) and is repayable the earlier of demand or June 30, 2005. The LoC permitted two forms of draw down; one based upon prime rate, the second based upon LIBOR. In July 2003, the Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of December 31, 2004, the balance outstanding was $500,000 and the applied interest rate was 4.15%.

          Also in 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. The line is guaranteed by the Company's chairman, secured by the assets of the Company and carries an interest rate of 7%. Repayments are calculated monthly at 2.778% of the outstanding balance, plus finance charges, and continue until the line is fully paid. At December 31, 2004, the Company had an outstanding balance of approximately $168,000 under the line of credit.

     (b) The Company has equipment under capital lease obligations expiring at various times through 2006. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

          As of December 31, 2004 minimum future lease payments under these capital leases are:

                                              Year Ending
                                              December 31,                          Amount
                             ----------------------------------------------- ---------------------
                                                                                 (in thousands)
                                                  2005                               $   137
                                                  2006                                    92
                                                  2007                                    36
                                                  2008                                    11
                                                                                     -------
                                      Total minimum lease payments                       276

                             Less: amounts representing interest                         (37)
                                                                                     -------
                                       Net minimum lease payments                    $   239
                                                                                     =======

          The interest rates  pertaining to these capital leases range from 5.0%
          to  17.2%,   and  the  net  book  value  of  the  related   assets  is
          approximately $207,000 as of December 31, 2004.


NOTE 9 - Shareholders' Equity (Deficiency)
         ---------------------------------

Preferred Stock
---------------

Year Ended December 31, 2004
----------------------------

          In 2004 the Board of Directors authorized the sale of up to 1,500 shares of Series D Redeemable Preferred Stock ("Series D Preferred") at $1,000 per share. The holders of Series D Preferred are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on April 1, 2006. The holders of Series D Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series A, B and C Preferred Stock. As of December 31, 2004, 100 shares of Series D Preferred had been

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - Shareholders' Deficiency, continued
         ------------------------

Preferred Stock, continued
---------------

Year Ended December 31, 2004, continued
----------------------------

     sold and the Company received proceeds of $100,000. The buyer was issued warrants to purchase 90,909 common shares at an exercise price of $2.03 per share in conjunction with the sale. At December 31, 2004 there were $2,000 of dividends accrued and unpaid for Series D Preferred Holders.

     In 2004, the Board authorized the sale of an additional 500 shares of its non-voting Series C Redeemable Preferred Stock ("Preferred Stock - C"). The holders of Preferred Stock - C are entitled to dividends at the rate of 9-% per annum, payable quarterly in arrears beginning October 1, 2005. The Company has the option to redeem issued shares of Preferred Stock - C, in whole or in part, at any time, with the redemption price equal to the purchase price plus accrued and unpaid dividends. For each share of Preferred Stock - C purchased, each investor received a Warrant to purchase the number of shares of the Company's common stock equal to the exchange ratio of $1,000 of price per share ("Price Per Share") divided by 123% of the closing price per share of the Company's common stock on the trading day immediately prior to the date of issuance of the Warrant. During 2004 the Company sold 1,410 shares of Preferred Stock C for proceeds of $1,410,000, and issued 1,159,629 warrants in connection with the issuance. Metropolitan was issued 200,000 warrants with an exercise price of $2.125 to purchase common stock of the Company for services in connection with the transaction. As of December 31, 2004, 1,990,779 warrants are outstanding in connection with the issuances of Preferred Stock C. The warrants expire in 2008 and 2009 and have exercise prices ranging from $0.86 to $2.13 per common share. The proceeds were used for working capital purposes. As of December 31, 2004, approximately $158,000 in dividends is accrued for the Preferred Stock - C holders.

     During 2002 and 2003, the Company sold Series A Convertible Preferred Stock ("Series A Preferred") to Metropolitan Venture Partners II, L.P. ("Metropolitan"), a private equity investment firm. Each share of Series A Preferred is convertible into 10 shares of common stock of the Company. The holders of the Series A Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. Holders have certain demand and piggyback registration rights for the Common Stock issuable upon conversion of the Series A Preferred. The payment of the first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. In May 2004, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on February 1, 2005 until February 1, 2006. In the event the Company elects to pay the dividend on February 1, 2006 the Holders would receive a premium of $129,000. Also, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on September 25, 2005 until February 1, 2006. In the event the Company elects to pay this dividend on February 1, 2006 the Holders would receive a premium of $41,000. In the event the Company does not elect to defer the payment of the dividend the Company agreed to pay the Holders a premium of $13,000. At December 31, 2004 there were $781,000 of dividends accrued and unpaid for Series A Preferred Holders.

     In 2003, the Company's Board of Directors approved the exchange of certain outstanding debt for Non- Voting Series B Redeemable Preferred Stock ("Preferred Stock - B") at the Price Per Share (see discussion below). As of December 31, 2004, approximately $157,000 in dividends are payable to the Preferred Stock - B holders.

     Year Ended December 31, 2003
     ----------------------------

     In December 2003, the Company's Board of Directors authorized the sale of up to 1,500 shares of its Preferred Stock - C. During December 2003, the Company sold 590 shares of the Preferred Stock - C in consideration for $590,000 less fees and expenses of $60,000 to Metropolitan and certain

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - Shareholders' Equity (Deficiency), continued
         ----------------------------------

     Preferred Stock, continued
     ----------------

     Year Ended December 31, 2003, continued
     ----------------------------

     board members and an executive officer of the Company. As of December 31, 2003, approximately $3,000 in dividends was accrued for the Preferred Stock
     - C holders. As of December 31, 2003, 631,151 warrants were outstanding in connection with the issuances of Preferred Stock C. The warrants expire in 2008 and 2009 and have exercise prices ranging from $0.93 to $1.11 per common share. The proceeds were used for working capital purposes.

     In June 2003, the Company's Board of Directors approved the exchange of $974,000 of outstanding debt owed to its Chairman and current Chief Executive Officer, Markus & Associates (an affiliate of SJ, Note 12) and Tall Oaks Group, LLC (an affiliate of Metropolitan) for 974 shares of Preferred Stock - B at the Price Per Share. The Preferred Stock - B was issued as follows:

     -- 266 shares were exchanged for $266,000 of debt obligation to the Company's Chairman and current Chief Executive Officer;

     -- 208 shares were exchanged for $208,000 of debt obligation to Markus & Associates; and

     -- 500 shares were exchanged for $500,000 of debt obligation to Tall Oaks Group, LLC.

     Each of the Preferred Stock - B shares is entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum. Additionally, the Preferred Stock - B shares are redeemable, at the sole option of the Company, on or after March 31, 2005 (or prior to March 31, 2005 with the consent of majority-in-interest holders of Preferred Stock - B shares). Upon redemption, the holders of the Preferred Stock - B shall be entitled to receive, for each share of Preferred Stock - B outstanding, an amount equal to the price per share plus accrued and unpaid dividends. As of December 31, 2003, approximately $29,000 in dividends were payable to the Preferred Stock - B holders.

     In June 2003, the Company sold 17,857 shares of its Preferred Stock - A in consideration for $250,000 less fees and expenses of $5,000 to Metropolitan. As of December 31, 2003, $350,000 in dividends were payable to the Holders.


     Common Stock
     ------------

     Year Ended December 31, 2004
     ----------------------------

     During 2004, the Company issued 466,611 unregistered shares of common stock as follows:

     -- 15,000 shares of common stock valued at $12,000 pursuant to an employment agreement with the Company's Chief Executive Officer as follows: 5,000 shares valued at $4,000 for services for the quarter ended March 31, 2004, and 10,000 shares valued at $8,000 for services rendered and costs recorded in the year 2003.

     -- 82,509 shares valued at $75,000 to directors for service on the Board of Directors and Committees of the Board for services rendered and accrued during 2003.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - Shareholders' Equity (Deficiency), continued
         ---------------------------------

     Common Stock, continued
     -------------

     Year Ended December 31, 2004, continued
     ----------------------------

     -- 111,752 shares valued at $139,000 to directors for service on the Board of Directors and Committees of the Board for the year 2004;

     -- 35,000 shares valued at $26,000 to an employee for services rendered and accrued during 2003;

     -- 27,027 shares of non-vested common stock valued at $50,000 to an employee of the Company pursuant to an employment agreement. The shares vest ratably through November 29, 2005;

     -- 182,700 shares valued at $148,000 to consultants for services rendered and accrued in 2003.

     -- 6,666 shares valued at $13,000 to consultants for services rendered in 2004;

     -- 5,957 shares valued at $10,000 to employees for services rendered in 2004;

     Year Ended December 31, 2003
     ----------------------------

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - Shareholders' Equity (Deficiency), continued
         ---------------------

     Stock Option Plans
     ------------------

     In April 2003, the Company's Board of Directors authorized and adopted the 2003-A Stock / Stock Option Plan whereby 975,000 shares of its common stock were reserved for issuance under the Plan. The plan was adopted by the stockholders at our annual meeting in May 2003. The 2003-A Plan is also divided into two separate equity programs: an option grant program and a stock issuance program. As with the 2003 Plan, under the stock issuance program of the 2003-A Plan, the purchase price per share is fixed by the Board of Directors or compensation committee but cannot be less than the fair market value of the common stock on the issuance date. As of December 31, 2004, there are 16,000 shares available to be issued pursuant to this plan.

     In 2004, the Company's Board of Directors authorized and adopted the 2004 Stock / Stock Option Plan whereby 1,200,000 shares of its common stock were reserved for issuance under the Plan. The 2004 Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or compensation committee but cannot be less than the fair market value of the common stock on the issuance date. As of December 31, 2004, there are 1,030,000 shares available to be issued pursuant to this plan.

     The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. The following is a summary of stock option activity for 2004 and 2003, relating to all of the Company's common stock plans (shares are in thousands):

                                                   Weighted
                                                    Average
                                                   Exercise
                                                    Shares              Price
                                               ------------------ -------------------
     Outstanding at January 1, 2003                  2,259             $  2.13

      Granted                                        2,327                1.15
      Exercised                                         --                 --
      Forfeited                                       (144)               1.93

     Outstanding at December 31, 2003                4,442                1.63

      Granted                                          350                1.63
      Exercised                                         --                 --
      Forfeited                                       (147)               1.60
                                               -----------
     Outstanding at December 31, 2004                4,645                1.63
                                               ===========
     Exercisable at December 31, 2004                3,692                1.65
                                               ===========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Shareholders' Equity (Deficiency), continued
         --------------------

     Stock Option Plans, continued
     -------------------

     The following table summarizes stock option information as of December 31, 2004.

                                                     Options Outstanding
     ------------------------- ------------------------------ ----------------------- ---------------------------
         Exercise Prices               Number Outstanding           Contractual Life        Options Exercisable
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $0.75                                           665,000              3.97 years                     665,000
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $0.76 to $1.10                                  598,000              2.93 years                     508,000
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $1.16                                           800,000              3.16 years                     560,000
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $1.20 to $1.63                                  901,000              1.77 years                     762,000
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $1.75 to $2.19                                1,575,000              2.67 years                   1,091,000
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $11.25                                          106,000              0.41 years                     106,000
                                                   ---------              ----------                   ----------
     ------------------------- ------------------------------ ----------------------- ---------------------------
     Total                                         4,645,000              2.75 years                   3,692,000
                                                   =========              ==========                   =========
     ------------------------- ------------------------------ ----------------------- ---------------------------

     A total of 1,130,000 and 23,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 2004 and 2003, respectively.

     Total compensation costs recognized for stock option awards amounted to $ 0 and $4,000 for the years ended December 31, 2004 and 2003, respectively. Compensation cost represents the fair value of options granted to non-employees and the intrinsic value of options granted to employees.

NOTE 10 - Income Taxes
          ------------

     The following table summarizes components of the provision for (benefit from) current and deferred income taxes for the years ended December 31, 2004 and 2003:

                                                                                              December 31,
                                                                                        2004              2003
                                                                                   ---------------- -----------------
                                                                                            (in thousands)
       Current
         Federal                                                                     $         --        $(    108)
         State and other                                                                        5               --
                                                                                   ---------------- -----------------
             Total                                                                              5         (    108)
                                                                                   ---------------- -----------------
         Federal                                                                               --               --
         State and other                                                                       --               --
                                                                                   ---------------- -----------------
             Total                                                                              5               --
                                                                                   ---------------- -----------------
                  Provision for (benefit from) from Income Taxes                       $        5        $(    108)
                                                                                   ================ =================

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Income Taxes, continued
          ------------

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2004 and 2003:

                                                                                                December 31,
                                                                                           2004            2003
                                                                                     ----------------- --------------
       U.S. Federal statutory tax rate                                                       35.0%            35.0%
       Permanent items                                                                       (2.7)            (0.8)
       Other                                                                                  0.7              6.1
       Increase in valuation allowance                                                      (33.4)           (38.3)
                                                                                     ----------------- --------------
                                                                                             (0.4)%            2.0%
                                                                                     ================= ==============

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                                                               December 31,
                                                                                            2004             2003
                                                                                     ----------------- ----------------
                                                                                              (in thousands)
       Deferred tax assets
         Net operating loss carryforwards                                                  $ 28,465        $ 27,966
         Tax credit carryforward                                                                733             733
         Fixed and intangible assets                                                            130             200
         Deferred revenue                                                                       262             116
         Unrealized loss on securities                                                          577             577
         Discontinued operations accruals                                                        --             156
         Other                                                                                  104              96
                                                                                     ----------------- ----------------
                                                                                             30,271          29,844
       Valuation allowance                                                                  (30,271)        (29,844)
                                                                                     ----------------- ----------------
             Deferred tax assets                                                           $     0         $      0
                                                                                     ================= ================

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

     At December 31, 2004, the Company has federal and state net operating loss carryforwards ("NOLs") remaining of approximately $78 million and $33 million, respectively, which may be available to reduce taxable income, if any. These NOLs expire through 2024. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. During 2004, the Company performed a preliminary evaluation as to whether a change in control had taken place. Management believes that there has been no change in control as such applies to Section 382. However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs.

NOTE 11 - Related Party and Other Transactions
          ------------------------------------

     S.J. & Associates, Inc.
     -----------------------

     In December 1999, the Company entered into an agreement with S.J. & Associates, Inc. (including its affiliates are collectively referred to as "SJ"), an advisor to the Company and its Board of Directors, for various services that provide for the following compensation:

     -- The Company entered into a consulting agreement with SJ initially terminating on May 31, 2007.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11  Related Party and Other Transactions, continued
         ------------------------------------

     S.J. & Associates, Inc., continued
     -----------------------

     -- Pursuant to the agreement, SJ is entitled to monthly compensation of $15,000. The Company will supply SJ an office/temporary living accommodations and reimbursement for auto leases at a cost not to exceed $9,900 per month. Pursuant to the agreement, SJ is entitled to a financing fee equal to 4% of the gross proceeds (or the gross transaction value) of any of the following events (i) financing(s) (either debt or equity), (ii) sale of the Company's stock, (iii) an acquisition made by the Company, and (iv) the sale of the Company or merger of the Company with another entity. SJ is also entitled to an annual bonus at the discretion of the Company's Board of Directors. With no further approval, SJ is entitled to be reimbursed for other expenses not to exceed $2,000 per month, plus other reasonable expenses upon approval. Upon completion of the initial term of the agreement, SJ will continue to provide consulting services for an additional 7 year period. Minimum compensation during this additional period is approximately $5,500 per month. During 2004 and 2003, the Company incurred $108,000 and $144,000, respectively, of consulting expenses with SJ. The consulting expense was paid in cash. In addition, SJ earned $80,000 of fees related to the sales and issuance of Series C Preferred stock and was reimbursed for other expenses in accordance with the consulting agreement.

     -- In 2003, the Company reduced its obligation to SJ relating to a restructuring plan from March of 2000 by $60,000. The amount was paid in cash.

NOTE 12 - Commitments and Contingencies
          -----------------------------

     Operating Leases
     ----------------

     Operating leases are primarily for office space, co-location, equipment and automobiles. At December 31, 2004, the future minimum lease payments under operating leases are summarized as follows:

                            Year Ending
                            December 31,               Amount
                  ------------------------------ ----------------
                                                   (in thousands)
                               2005                   $    499
                               2006                        335
                               2007                        308
                               2008                        219
                                                       -------
                               Total                    $1,361
                                                       =======

     Rent expense approximated $872,000 and $756,000 for the years ended December 31, 2004 and 2003, respectively.

     Employment Agreements
     ---------------------

     In December 2002, the Company's Chairman became the Company's Chief Executive Officer. In January 2003, the Company entered into an employment agreement with its Chief Executive Officer, which expires in January 2005. Compensation is as follows: 60,000 shares of the Company's common stock which vest ratably over the first year of the agreement, 240,000 options to purchase common stock of the Company at $2.02, vesting 50% on execution of the agreement and 50% ratably over the life of the contract, and $180,000 per annum plus a bonus at the discretion of the Board. Additionally, the Chief Executive Officer is entitled to be reimbursed for (1) all out-of-pocket expenses reasonably incurred by him in the performance of his

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - Commitments and Contingencies, continued
          ------------------------------

     Employment Agreements, continued
     ---------------------

     duties, and (2) housing and office expenses not to exceed $10,000 per month. The Company extended its services agreement with its Chief Executive Officer on December 5, 2003. The agreement now expires August 24, 2007. The extended agreement calls for compensation of $15,000 per month and 360,000 options, vesting 7,500 per month for the term of the agreement (48 months), to purchase the Company's common stock at an exercise price of $1.16, the closing price of the Company's common stock on the date the agreement was effective. The agreement provides for reimbursement of reasonable out of pocket business expenses and further provides for living and travel expenses not to exceed $11,000 per month.

     The Company entered into an employment and consulting agreement with its President effective January 1, 2003. The agreement was amended on January 1, 2005. The employment term of the agreement expires June 30, 2005 and is followed by a consulting period which ends December 31, 2007. During the employment term compensation is based on an annual salary of $240,000. In addition the President received options to purchase 100,000 shares of the Company's common stock at $0.50 per share which vest ratably over a period of 26 months and an additional option to purchase 100,000 shares of the Company's common stock at market price on the date of grant which vest on an equal monthly basis over a period of 36 months. During the employment term and for 90 days thereafter the President may be reimbursed for reasonable out-of-pocket expenses and temporary living accommodations not to exceed $2,500 per month. During the employment term he also receives a transportation allowance of $600 per month and the cost for transportation to his home. During the consulting term of the agreement compensation will be $12,000 per month and duties during the consulting term include consultation with senior executives concerning the Company's respective businesses and operations.

     Defined Contribution Plan
     -------------------------

     The Company provides pension benefits to eligible employees through a 401(k) plan. Employer matching contributions to this 401(k) plan approximated $0 and $38,000 for the years ended December 31, 2004 and 2003, respectively.


NOTE 13 - Management's Liquidity Plans
          ----------------------------

     In order to meet cash needs and to achieve positive operating cash flows the Company has and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     In the second half of 2003 the Company embarked on a major cost reduction program, including among other things, staff reductions, pay rate reductions, and elimination of non-essential expenses. Principally as a result of this cost reduction program the Company reduced its operating costs for continuing operations, excluding costs for depreciation and amortization, in 2004 compared to 2003 by $1,594,000. The Company believes these cost reductions will continue to have a positive impact on its operating results. The Company notes that during 2004 it partially restored the pay rate reductions and further restored pay rate reductions in January 2005.

     -- As discussed above in December 2003 the Company closed the operations of its Platinum subsidiary. Platinum had experienced losses and had significant cash needs. This action has reduced operating costs approximately $1,700,000 from 2003 to 2004.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - Management's Liquidity Plans, continued
          -----------------------------

     -- The Company intends to raise additional capital through private equity offerings and borrowing. In 2004 the Company received net proceeds from the sale of Preferred Stock of $1,430,000. Also in 2004 the Company entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and received advances totaling $250,000 from Diri Rec Fund. Further, the Company intends to renew for a minimum of one year the $500,000 loan scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see Note 8).

     -- In March 2005 the Company closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less legal fees of $55,000. (See Note
          18).

     -- The Company continues to strive to increase its revenue through offering custom engineering services, expanding and enhancing its existing product offerings such as IOL, and introducing new product offerings. In 2004 revenues from continuing operations increased $119,000 or 1.6% over revenues in 2003. In 2004 the Company entered into a new agreement to provide IOL services to a Fortune 500 company. Management anticipates that revenue from this new customer will continue to increase in 2005 and beyond-and expects to further broaden our customer base in 2005.

     -- The Company continues to expand its marketing efforts in order to increase its customer base. In this regard, in 2003, the Company became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. The Company will continue to pursue similar channel partner opportunities. Also in the fourth quarter 2004 the Company employed a new sales and marketing executive and engaged an independent sales agent to further expand our sales efforts.

Management believes that our plans and new initiatives as discussed above will lead to positive cash flows and profitability. While the Company pursues these goals we also believe that our ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through December 31, 2005. There can be no assurance, however, that the Company will achieve its cash flow and profitability goals, or that it will be able to raise additional capital sufficient to meet its operating expenses or implement its plan. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - Consolidated Statements of Cash Flows
          -------------------------------------

Supplemental disclosure of cash flow information for the years ended December 31, 2004 and 2003 is summarized as follows:

                                                                                        Year ended December 31,
                                                                                        2004              2003
                                                                                  ----------------- ------------------
                                                                                            (in thousands)
     Interest paid                                                                       $308              $267
                                                                                        =====             =====
     Income taxes paid                                                                  $   5             $   1
                                                                                        =====             =====
     Non-cash  investing and financing  activities  for the years ended December
     31, 2004 and 2003 are summarized as follows:

                                                                                       Year Ended December 31,
                                                                                         2004            2003
                                                                                  --------------- ------------------
                                                                                           (in thousands)
      Dividends accrued and unpaid                                                        $  716          $  326
                                                                                          ======          ======
      Capitalized leases incurred                                                         $  226           $  38
                                                                                          ======          ======
      Conversion of long-term debt into 974 shares of Series B
           Redeemable Preferred Stock                                                     $   --            $974
                                                                                          ======          ======
      Issuance of 310,209 common shares in 2004
          for services and fees incurred in 2003                                          $  257          $   --
                                                                                          ======          ======

NOTE 15 - Products and Services
          ---------------------

     The Company and its subsidiaries currently operate in one business segment and have, during the years 2004 and 2003, provided two separate products:
     ASP Services and custom engineering services. Refer to Note 1 for a detailed description of these products and services.

                                                                                     Year Ended December 31,
                                                                                       2004           2003
                                                                                 -------------- ----------------
                                                                                        (in thousands)
       ASP fees                                                                        $4,580            $5,171
       Custom Engineering fees                                                          2,978             2,268
                                                                                       ------            ------
              Total Revenue                                                            $7,558            $7,439
                                                                                       ======            ======

NOTE 16 - Major Customers
          ---------------

     For the years ended December 31, 2004 and 2003, IBM accounted for 92.1% and 97.1% of theCompany's revenue, respectively. Accounts receivable from IBM amounted to $1,516,000 and $1,065,000, at December 31, 2004 and 2003,
     respectively. Loss of IBM as a customer would have a material adverse effect on the Company.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17  Net Loss Per Share
         ------------------

     The following chart provides a reconciliation of information used in calculating the per share amounts:

                     (in thousands, except per share data)

                                                                                           Year Ended December 31,
                                                                                            2004             2003
                                                                                     ----------------- ----------------
       Numerator for loss per share:
         Loss from continuing operations before discontinued operations                    $ (1,571)       $ (3,270)
         Preferred stock dividends                                                             (716)           (356)
                                                                                     ----------------- ----------------
              Loss from continuing operations attributable to common
                Shareholders before discontinued operations                                $ (2,287)       $ (3,626)
                                                                                     ================= ================
              Denominator for loss per share*:                                                4,285           3,974
                                                                                     ================= ================
       Basic and diluted income (loss) per share:
         Loss from continuing operations attributable to common
          shareholders before discontinued operations                                        $(0.53)         $(0.91)
         Income (loss) from discontinued operations                                            0.07           (0.48)
                                                                                     ----------------- ----------------
              Net loss attributable to common shareholders                                   $(0.46)         $(1.39)
                                                                                     ================= ================

     * The effect of dilutive securities (stock options, Series A convertible preferred stock and warrants) have not been included herein as their inclusion would be anti- dilutive.


NOTE 18 - Subsequent Events
          -----------------

In March 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Sigma Opportunity Fund LLC ("Sigma") and Metropolitan Venture Partners II LP ("MetVP"), collectively the "Buyers", whereby the Buyers purchased Senior Subordinated Secured Notes (the "Note Purchase") in the aggregate amount of $750,000. The notes bear interest at the rate of five percent (5%) per year beginning June 28, 2005, and payable quarterly in cash or common stock at the option of the Buyers. The Notes mature on the earlier to occur of (i) September 29, 2006, (ii) the date on which demand for payment of the loan payable to JPMorgan Chase Bank is made, and (iii) commencing May 13, 2005, the due date of the loan payable to JPMorgan Chase Bank pursuant to the Grid Demand Promissory Note, dated as of June 27, 2003, including if due on demand and whether or not demand for payment is actually made, as such due date may be extended. In connection with the note purchase the Buyers were issued warrants to purchase 750,000 common shares of the Company. The exercise price of the warrants is $0.90 per share of common stock subject to adjustment on the occurrence of certain events as defined. Under the terms of the agreement, not later than August 30, 2005, the Company is required to file with the Securities and Exchange Commission a Registration Statement to register a number of common shares equal to the number of shares that would be issuable to the Buyers in payment of interest on the notes through the maturity date plus a number of common shares issuable upon exercise of the warrants. Sigma has the right to lead a "Follow-on Financing" which is expected to be consummated within 45 days of the closing of the Note purchase. In the event that the Follow-on- Financing does occur the exercise price of the warrants issued in conjunction with the Note Purchase will be adjusted as agreed between the Company and the buyers. In the event the Follow-on- Financing is not consummated the exercise price of the warrants shall be $0.01 per common share.