Form 10QSB
period 2005-03-31
DIRECT INSITE CORP
filed 2005-05-20
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB
                                   (Mark One)


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2005

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

                          Yes     X           No


The number of shares of $.0001 par value stock outstanding as of May 10, 2005 was: 4,516,985.

Transitional Small Business Disclosure Format (check one): Yes      No X
                                                               --      -

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                                  Page

       Item 1

     Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and
       December 31, 2004 .................................................................................        3

     Condensed Consolidated Statements of Operations
       For the Three Months Ended March 31, 2005 and 2004 (Unaudited).....................................        4

     Condensed Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 2005 and 2004 (Unaudited).....................................        5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................        6

     Item 2

     Management's Discussion and Analysis or Plan of Operations ..........................................        14

     Item 3

     Controls and Procedures..............................................................................        17

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................................................        19

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..................................        19

     Item 3. Defaults Upon Senior Securities .............................................................        19

     Item 4.  Submission of Matters to a Vote of Security Holders ........................................        19

     Item 5. Other Information ...........................................................................        19

     Item 6. Exhibits.....................................................................................        19

     Signatures ..........................................................................................        20


CERTIFICATIONS ...........................................................................................        21

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
                        (In thousands, except share data)

                                                                                   March 31,           December 31,
                                                                                      2005                 2004
                                                                              --------------------- --------------------
                                                                                  (Unaudited)            (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $             594     $             306
  Accounts receivable, net of allowance for doubtful accounts of
   $2 in 2005 and 2004                                                                    1,298                 1,871
  Prepaid expenses and other current assets                                                 233                   262
                                                                              -----------------     -----------------
       Total current assets                                                               2,125                 2,439

Property and equipment, net                                                                 531                   577
Other assets                                                                                312                   285
                                                                              -----------------     -----------------
         TOTAL ASSETS                                                         $           2,968     $           3,301
                                                                              =================     =================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Accounts payable and accrued expenses                                       $           2,044     $           2,086
  Short-term revolving loans                                                                714                 1,012
  Notes payable, net of discount                                                            492                    --
  Dividends payable, current                                                              1,248                   376
  Current portion of long-term debt                                                         764                   782
  Deferred revenue                                                                          176                   623
  Liabilities from discontinued operations                                                  103                   112
                                                                              -----------------     -----------------
       Total current liabilities                                                          5,541                 4,991

Long term debt, net of current portion                                                      101                   125
Dividends payable, net of current portion                                                     4                   722
                                                                              -----------------     -----------------
       Total liabilities                                                                  5,646                 5,838
                                                                              -----------------     -----------------
Commitments and contingencies

Shareholders' deficiency
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
     Series A Convertible Preferred, 134,680 issued and outstanding in 2005 and 2004; liquidation preference of $2,750,000 in 2005 and
     2004                                                                                      -                     -
     Series B Redeemable Preferred, 974 shares issued and outstanding
     in 2005 and 2004; liquidation preference of $974,075 in 2005 and 2004                     -                     -
     Series C Redeemable Preferred, 2,000 shares issued and outstanding in 2005 and 2004; liquidation preference of $2,000,000 in 2005 and 2004
     Series D Redeemable Preferred, 100 shares issued and outstanding in 2005 and 2004; liquidation preference of $100,000 in 2005 and 2004
  Common stock, $0.0001 par value; 50,000,000
     shares authorized in 2005 and 2004;
     4,556,912 and 4,547,013 shares issued in 2005 and 2004,
     respectively; and 4,516,985 and 4,507,086 shares outstanding
     in 2005 and 2004, respectively                                                           -                     -
  Additional paid-in capital                                                            112,760               112,484
  Unearned compensation                                                                     (28)                  (50)
  Accumulated deficit                                                                  (115,082)             (114,643)
                                                                              -----------------     -----------------
                                                                                         (2,350)               (2,209)
  Common stock in treasury, at cost  - 24,371 shares                                       (328)                 (328)
                                                                              -----------------     -----------------
       Total shareholders' deficiency                                                    (2,678)               (2,537)

          TOTAL LIABILITIES AND SHAREHODERS' DEFICIENCY                       $           2,968     $           3,301
                                                                              =================     =================

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
                     (in thousands, except per share data)

                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                               March 31,
                                                                                               ---------
                                                                                           2005             2004
                                                                                    ---------------- ----------------

   Revenue from continuing operations                                               $       2,080    $       2,106
                                                                                    ---------------- ----------------
   Costs and expenses
     Operations, research and development                                                   1,013              918
     Sales and marketing                                                                      472              392
     General and administrative                                                               692              649
     Amortization and depreciation                                                            113              143
                                                                                    ---------------- ----------------
                                                                                            2,290            2,102
                                                                                    ---------------- ----------------

   Operating (loss) income                                                                    (210)              4

   Other expenses
     Interest expense, net                                                                     75               65
                                                                                    ---------------- ----------------

   Loss before provision for income taxes                                                    (285)             (61)

   Provision for income taxes                                                                  --                1
                                                                                    ---------------- ----------------
   Loss from continuing operations                                                            (285)            (62)
   Income from discontinued operations                                                         --              204
                                                                                    ---------------- ----------------

   Net (loss) income
                                                                                             (285)             142

   Preferred stock dividends                                                                 (154)            (128)
                                                                                    ---------------- ----------------

   Net (loss) income attributable to common shareholders                            $        (439)   $          14
                                                                                    ================ ================

   Basic and diluted (loss) income per share:
      Basic and diluted loss from continuing operations                             $       (0.10)   $       (0.05)
      Basic and diluted  income (loss) from discontinued operations                 $        0.00             0.05
                                                                                    ---------------- ----------------
      Basic and diluted (loss) income  per share                                    $       (0.10)   $        0.00
                                                                                    ================ ================
   Basic weighted average common shares outstanding                                         4,510            4,085
                                                                                    ================ ================


See notes to condensed consolidated financial statements.

                               DIRECT INSITE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                        (In thousands, except share data)

                                                                                          For the three months ended
                                                                                                   March 31,
                                                                                            2005              2004
                                                                                       -------------     -------------
Cash flows from operating activities
 Loss from continuing operations                                                        $       (285)     $        (62)
 Adjustments to reconcile loss from continuing operations
  to net cash used in continuing operations:
   Amortization and depreciation:
     Property and equipment                                                                      112               143
     Other                                                                                         1                 1
    Common stock and options issued for services                                                  18                 4
    Unearned compensation                                                                         22                --

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          573              (338)
    Prepaid expenses and other current assets                                                     29               (11)
    Other assets                                                                                 (28)               18
    Accounts payable and accrued expenses                                                        (42)             (280)
    Deferred revenue                                                                            (447)              (26)
                                                                                       -------------     -------------
       Net cash used in continuing operations                                                    (47)             (551)
                                                                                       -------------     -------------
  Income from discontinued operations                                                             --               204
  Change in:
    Assets and liabilities from discontinued operations                                           (9)             (326)
                                                                                       -------------     -------------
       Net cash used in discontinued operations                                                   (9)             (122)
                                                                                       -------------     -------------
       Net cash used in operating activities                                                     (56)             (673)
                                                                                       -------------     -------------
Cash flows from investing activities
 Expenditures for property and equipment                                                         (66)              (14)
                                                                                       -------------     -------------
       Net cash used in investing activities                                                     (66)              (14)
                                                                                       -------------     -------------
Cash flows from financing activities
 Proceeds from sales of preferred stock                                                           --               760
 (Repayments) advances from revolving loans, net                                                (298)               24
 Proceeds from short-term notes                                                                  750                --
 Repayments of long-term debt                                                                    (42)              (37)
                                                                                       -------------     -------------
       Net cash provided by financing activities                                                 410               747
                                                                                       -------------     -------------
Net increase in cash and cash equivalents                                                        288                60

Cash and cash equivalents - beginning of period                                                  306                75
                                                                                       -------------     -------------
Cash and cash equivalents - end of period                                              $         594     $         135
                                                                                       =============     =============

Non-cash investing and financing activities:

Debt discount on loans                                                                 $        258
Issuance of common shares and options to purchase                                      ============
common shares for services and fees                                                    $         12      $         150
                                                                                       =============     =============

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


1.   Interim Financial Information

     The condensed consolidated balance sheet as of March 31, 2005, and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2005 and 2004, have been prepared by the Company and are not audited. These interim financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the quarterly period ended March 31, 2005, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form-10KSB. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the December 31, 2004 consolidated financial statements.


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

     Management's liquidity plans are discussed in Note 9. Also, as described in
     Note 8, the Company has two customers that accounted for approximately 74% and 25% of the Company's revenue for the three month period ended March 31, 2005 and one customer that accounted for 98% of revenue for the three month period ended March 31,2004. Loss of either of these customers would have a material adverse effect on the Company.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


2.   The Company (continued)

                                                                          Three Months Ended
                                                                               March 31,
                                                                       --------------------------
                                                                           2005          2004
                                                                       ------------ -------------
       Net (loss) income attributable to common shareholders
        As reported                                                    $      (439) $          14
        Less:  Stock-based employee compensation
         expense determined under fair value-based
         method for all awards                                                (156)           (45)
                                                                       ------------ -------------
       Pro forma                                                       $      (595) $         (31)
                                                                       ============ =============
       Basic and diluted net loss per share
        As reported                                                    $     (0.10) $        0.00
                                                                       ============ =============
        Pro forma                                                      $     (0.13) $       (0.01)
                                                                       ============ =============


     The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 71.9% in 2005 and 68.1% in 2004, (2) risk-free interest rates of 4.50% in 2005 and 4.00% in 2004 and (3) expected lives of 4.75 years in 2005 and 5.75 years in 2004.

3.   Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications.

4.   Discontinued Operations

     In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the results of operations and the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. The income is reflected as income from discontinued operations in the accompanying condensed consolidated statements of operations. The following table reflects the results of the discontinued operations of Platinum for the three month periods ended March 31, 2005 and 2004, respectively:

                                                                2005               2004
                                                                     (In thousands)
          Other income - net                                          --               207
          Interest expense, net                                       --                (3)
                                                             -----------      -------------
               Income from discontinued operations           $        --      $        204
                                                             ===========      =============

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


4.   Discontinued Operations (continued)

     At March 31, 2005, liabilities of the discontinued operation consist of loans and accounts payable of $103,000.

5.   Accounts Receivable and Revolving Loans

     The Company has an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1-1/2% per month, is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The initial term of the agreement was for one year, and continues until due notice of termination is given at any time by either party to the agreement. At March 31, 2005, the Company had assigned approximately $580,000 of accounts receivable to the Bank and received advances of $464,000.

     In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company may assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a Director of the Company, are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At March 31, 2005 the Rec Fund had a total principal available for assignment of $250,000 and the Company had outstanding advances from the Rec Fund of $250,000 resulting in no unused availability under the agreement.

6.   Debt

     Notes payable
     -------------

     At March 31, 2005 notes payable consist of the notes as described below of $750,000 less debt discount of $258,000.

     In March 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Sigma Opportunity Fund LLC ("Sigma") and Metropolitan Venture Partners II, L.P. ("MetVP"), collectively the "Buyers", whereby the Buyers purchased Senior Subordinated Secured Notes (the "Note Purchase") in the aggregate amount of $750,000. The notes bear interest at the rate of five percent (5%) per year beginning June 28, 2005, and payable quarterly in cash or common stock at the option of the Buyers. The Notes mature on the earlier to occur of (i) September 29, 2006, (ii) the date on which demand for payment of the loan payable to JPMorgan Chase Bank is made, and (iii) commencing May 13, 2005, the due date of the loan payable to JPMorgan Chase Bank pursuant to the Grid Demand Promissory Note, dated as of June 27, 2003, including if due on demand and whether or not demand for payment is actually made, as such due date may be extended. In

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

6.   Debt (continued)

     connection with the note purchase the Buyers were issued warrants to purchase 750,000 common shares of the Company. The exercise price of the warrants is $0.90 per share of common stock subject to adjustment on the occurrence of certain events as defined. The Company recorded a debt discount of $258,000 for the value of the warrants. Under the terms of the agreement, not later than August 30, 2005, the Company is required to file with the Securities and Exchange Commission a Registration Statement to register a number of common shares equal to the maximum number of shares that would be issuable to the Buyers in payment of interest on the notes through the maturity date plus a number of common shares issuable upon exercise of the warrants. Sigma had an exclusive right to lead a Follow-on-Financing for 45 days following the closing and the Company has granted Sigma additional time. In the event that the Follow-on-Financing does occur the exercise price of the warrants issued in conjunction with the Note Purchase will be adjusted as agreed between the Company and the buyers. In the event the Follow-on-Financing is not consummated the exercise price of the warrants shall be $0.01 per common share.

Long-term debt
--------------

Long-term debt consists of the following (in thousands):

                                                                  March 31,          December 31,
                                                                    2005                 2004
                                                               -------------      ---------------
Lines of credit (a)                                               $     655           $      668
Capitalized lease obligations (b)                                       210                  239
                                                               -------------      ---------------
                                                                        865                  907
Less current portion                                                   (764)                (782)
                                                               -------------      ---------------
Long-term debt, net of current portion                            $     101           $      125
                                                               =============      ===============


(a) In June 2003, the Company obtained a discretionary Line of Credit ("LoC") in the amount of $500,000 from JP Morgan Private Bank ("JPMC"). The LoC is guaranteed by Tall Oaks Group, LLC, an affiliate of MetVP, and is repayable on the earlier of demand or June 30, 2005. The LoC permitted two forms of draw down; one based upon prime rate, the second based upon LIBOR. In July 2003, the Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of March 31, 2005, the applicable interest rate was 4.93%.

     Also in 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. The line is guaranteed by the Company's CEO, secured by the assets of the Company, and carries an interest rate of 7%. Repayments are calculated monthly at 2.778% of the outstanding balance, plus interest, and continue until the line is fully paid. At March 31, 2005, the Company had an outstanding balance of approximately $155,000 under the line of credit.

(b) The Company has equipment under capital lease obligations expiring at various times through 2008. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004



7.   Shareholders' Deficiency

     Common Stock and Option Issuances
     ---------------------------------

     During the quarter ended March 31, 2005, the Company issued 9,899 unregistered shares of common stock and options to purchase 60,000 shares of its common stock as follows:

     -- We issued 9,899 shares, valued at $12,000, to an employee and a consultant for services;

     -- We issued 60,000 options to purchase common stock to a sales consultant. The options vest ratably over 3 years and have an exercise price of $1.50 per share.

     Subsequent to March 31, 2005, under the terms of the President's employment agreement, the Company issued to the President 100,000 options to purchase common shares at an exercise price of $0.50 per share and 100,000 options to purchase common shares at the market price on the date of the grant.

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

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been antidilutive for the periods presented, consist of the following (in thousands):

        Options to purchase common stock                                         4,705
        Convertible preferred stock and warrants to acquire common stock         4,178
                                                                                ------

                Total potential common shares as of March 31, 2005               8,883
                                                                                ======

8.   Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: ASP services and custom engineering services.

                                                        Three Months Ended March 31,
                                                         2005                 2004
                                                ------------------- --------------------
          ASP IOL fees                                  $1,149              $  990
          ASP telecommunications fees                       14                 156
          Custom engineering fees                          917                 960
                                                        ------             -------
              Total Revenue                             $2,080              $2,106
                                                        ======              ======

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


8.   Products and Services (continued)

     Major Customers
     ---------------

     For the three months ended March 31, 2005 the Company had two major customers that accounted for 74.0% and 24.5% of the Company's total revenue. For the three months ended March 31, 2004 one of these customers accounted for 98.5% of total revenue. Accounts receivable from these customers amounted to $1,270,000 at March 31, 2005.


9.   Management's Liquidity Plans

     In order to meet cash needs and to achieve positive operating cash flows the Company has and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

          -- In March 2005 the Company closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less legal fees of $55,000 (see Note 6). Sigma had an exclusive right to lead a follow-on-financing for 45 days following the closing of the Bridge Loan and the Company has granted Sigma additional time. The Company anticipates that this follow-on-financing will provide the working capital to sustain and expand the operations of the Company.

          -- The Company and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends. The Company may seek to defer thess dividends further.

          -- The Company intends to raise additional capital through private equity offerings and borrowing. In 2004, the Company received net proceeds from the sale of Preferred Stock of $1,430,000. Also in 2004 the Company entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and received advances totaling $250,000 from Diri Rec Fund (see note 5). Further, the Company intends to renew for a minimum of one year the $500,000 loan scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see note 6).

          -- As discussed above in December 2003 the Company closed the operations of its Platinum subsidiary. Platinum had experienced losses and had significant cash needs. This action has reduced operating costs approximately $1,700,000 on an annual basis.

          -- The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 the Company entered into a new agreement to provide IOL services to a Fortune 100 company. Revenue from this new customer accounted for 24.5% of total revenue for the three months ended March 31, 2005. In the first quarter 2005, the Company added an additional customer as the result of the sale of a part of the business of an existing customer. Management anticipates that revenue from these new customers will continue to increase in 2005 and beyond and expects to further broaden the Company's customer base in 2005.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


9.   Management's Liquidity Plans (continued)

          -- The Company continues to expand its marketing efforts in order to increase the customer base. In this regard, in 2003, the Company became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. The Company will continue to pursue similar channel partner opportunities. Also, in the fourth quarter 2004 the Company employed a new sales and marketing executive and engaged an independent sales agent to further expand our sales efforts.

     Management believes that these plans and new initiatives as discussed above will lead to positive cash flows and profitability. While the Company pursues these goals management also believes that the Company's ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through March 31, 2006. There can be no assurance, however, that the Company will achieve the cash flow and profitability goals, or that the Company will be able to raise additional capital sufficient to meet its operating expenses or implement its plan. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.


10.  New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in SFAS No 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be re-measured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company's fiscal year following December 15, 2005 (January 1, 2006). The adoption of SFAS No. 123R will have no effect on the Company's consolidated cash flows or financial position but will have an adverse effect on the Company's consolidated results of operations.

     In December 2004, the FASB issued FAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." This Statement eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


10.  New Accounting Pronouncements (continued)

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

     In September 2004, the EITF issued statement EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the "market price contingency"). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement did not have an effect on the Company's calculation of EPS.

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

Overview

We primarily operate as an application service provider ("ASP"), providing an integrated transaction based "fee for service" offering called Invoices On-Line
(IOL), an electronic invoice presentment and payment (EIP&P) service that processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis on behalf of our customers. IOL is our primary offering and it is a globally delivered service that provides electronic invoice presentation in the Americas, Europe and Asia, including 28 different countries around the globe and in more than 13 languages and currencies. We currently host several million invoices that are accessible "on-line" via the Internet 24 hours per day, seven days per week, 365 days per year. IOL is a uniquely positioned service offering in the industry, the service is designed to handle the complex invoicing found in today's global business environment. The solution allows Global 1000 companies to receive, route, approve and pay invoices on- line in the local language and currency. By automating the traditional paper-based invoicing process, customers now have easy and quick access to line-item billing information, reporting and analytics. With the enhanced level of accuracy provided by IOL, invoice disputes are greatly reduced and overall customer satisfaction is substantially increased.

We also provide additional service offerings in the form of our patented dbExpressTM technology, a management information tool that allows users to visually data mine large volumes of transactional data via the Internet. A complete Internet Customer Care tool set integrated with the EIP&P product set is also available. We operate fully redundant data centers located at our main office in Bohemia, N.Y. and in Newark, NJ. Our facility in New Jersey is space leased at an International Business Machines ("IBM"), e- business Hosting Center. This co-location / redundancy feature enables us to offer virtually down time free service.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES


Currently, IBM, our largest customer, representing approximately 74% and 98% of our revenue for the three month periods ended March 31, 2005 and 2004, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. A second Fortune 100 customer accounted for 24.5% of total revenue for the first quarter 2005.

As disclosed in Note 6 to the accompanying Condensed Consolidated Financial Statements, during the three months ended March 31, 2005, we received proceeds from the issuance of Senior Subordinated Secured Notes of $750,000 less expenses of $55,000.

Results of operations

For the three months ended March 31, 2005 we had a loss from continuing operations of $285,000 compared to a loss from continuing operations of $62,000 in the same period in 2004. The increase in the loss is principally due to a small decrease in revenue combined with an increase in operating costs as discussed below. Net loss for the three months ended March 31, 2005 was $285,000 compared to a net income of $142,000 in 2004. This includes income from discontinued operations of $204,000 in the three months ended March 31, 2004. This income is principally the result of recognizing income related to deferred revenue of $180,000 included in other income of the discontinued operation in the first quarter of 2004.

For the three months ended March 31, 2005 revenue from continuing operations decreased $26,000 (1.2%) to $2,080,000 compared to revenue of $2,106,000 for the same period in 2004. This decrease is primarily the result an increase in our core business, the ASP IOL services, of $159,000 (16.1%) offset by a decrease of $142,000 in revenue from telecommunications services and a small decrease of $43,000 in engineering services. The decrease in the telecommunications services, which accounted for less than 1% of total revenue in the first quarter of 2005 compared to 7.4% for the same period in 2004, is the result of decreased demand for such services.

Costs of operations, research and development increased by $95,000 (10.3%) to $1,013,000 for the three months ended March 31, 2005 compared to costs of $918,000 for the three months ended March 31, 2004. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The increase in costs is principally due to increases in personnel wages and benefit costs of $55,000, an increase in professional fees of $19,000 and an increase in software purchases of $12,000. All other operating expenses increased $9,000, net.

Sales and marketing costs were $472,000 for the three months ended March 31, 2005, an increase of $80,000 or 20.4% compared to costs for the same period in 2004. Professional fees, including personnel recruiting costs, increased $29,000, and consulting fees increased $38,000, while all other costs increased by $13,000. We intend to continue increasing our sales and marketing efforts to achieve further growth in our IOL services.

General and administrative costs increased $43,000 or 6.6% to $692,000 for the three months ended March 31, 2005 compared to costs of $649,000 for the same period in 2004. Salaries and related costs increased $74,000 principally due to the restoration of salary reductions taken in 2004. Costs for directors meetings increased by $32,000 and legal fees increased $11,000. Insurance costs decreased $23,000 primarily due to rate decreases, while professional fees decreased $20,000. All other administrative costs decreased $31,000.

Depreciation and amortization expense decreased by $30,000 (21.0%) primarily due to fully amortizing certain software costs and other computer equipment.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

Financial Condition and Liquidity

For the three months ended March 31, 2005, we had a loss from continuing operations of $285,000 compared to a loss from continuing operations of $62,000 for the same period in 2004. We used $47,000 in cash for continuing operations in the first three months of 2005 compared to $551,000 for the same period in 2004, an improvement of $504,000 or 91.5%. Cash used in discontinued operations was $9,000 for the three months ended March 31, 2005. We funded the shortfall in cash from operations primarily through the new borrowing noted above.

Cash used in operations, including cash used for discontinued operations, for the three months ended March 31, 2005 was $56,000, consisting of the net loss of $285,000, reduced by non-cash expenses of $153,000, including depreciation and amortization of $113,000. In addition accounts receivable were reduced by $573,000, offset by an increase in accounts payable and accrued expenses of $42,000 and an increase in deferred revenue of $447,000.

Cash used in investing activities was $66,000 for the three months ended March 31, 2005, compared to $14,000 for same period in 2004. This was principally expenditures for equipment.

Cash provided by financing activities totaled $410,000 for the three months ended March 31, 2005, compared to $747,000 for the three months ended March 31, 2004. As noted above, we received proceeds from a new loan financing of $750,000. We also repaid $42,000 of long-term debt and capital lease obligations in the first quarter of 2005. The balance outstanding under short term revolving loans for receivables financing decreased by $298,000 in 2005.

Management's Liquidity and Financing Plans

In order to meet our cash needs and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:


     -- In March 2005 we closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less legal fees of $55,000 (see Note 5 to the Condensed Consolidated Financial Statements). Sigma had an exclusive right to lead a follow-on-financing for 45 days following the closing of the Bridge Loan and the Company has granted Sigma additional time. We anticipate that this follow- on-financing will provide the working capital to sustain and grow our operations.

     -- We intend to raise additional capital through private equity offerings and borrowing. In 2004, we received net proceeds from the sale of Preferred Stock of $1,430,000. Also in 2004 we entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and received advances totaling $250,000 from Diri Rec Fund. Further, we intend to renew for a minimum of one year the $500,000 loan scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see note 6 to the Condensed Consolidated Financial Statements).

     -- As discussed above in December 2003 we closed the operations of our Platinum subsidiary. Platinum had experienced losses and had significant cash needs. This action has reduced operating costs approximately $1,700,000 on an annual basis.

     -- We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004

                      DIRECT INSITE CORP. AND SUBSIDIARIES


          we entered into a new agreement to provide IOL services to a Fortune 100 company. Revenue from this new customer accounted for 24.5% of total revenue for the three months ended March 31, 2005. In the first quarter 2005, we added an additional customer as the result of the sale of a part of the business of an existing customer. We anticipate that revenue from these new customers will continue to increase in 2005 and beyond and we expect to further broaden our customer base in 2005.

     -- We continue to expand our marketing efforts in order to increase the customer base. In this regard, in 2003, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. We will continue to pursue similar channel partner opportunities. Also, in the fourth quarter 2004 we employed a new sales and marketing executive and engaged an independent sales agent to further expand our sales efforts.

We believe that these plans and new initiatives as discussed above will lead to positive cash flows and profitability. While we pursue these goals we also believe that our ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through March 31, 2006. There can be no assurance, however, that we will achieve the cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet our operating expenses or implement our plan. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.


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

Based on their evaluation of the Company's disclosure controls and procedures which took place as of the date of filing of this report, the Chief Executive Officer and the Chief Financial Officer believe that, as is typical of small companies, these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES


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

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to the financial close process, limited segregation of duties and the absence of appropriate reviews and approvals of transactions and accounting entries. Given these reportable conditions and material weaknesses, management devoted additional resources to closing and preparing the report for the quarter ended March 31, 2005. As a result, we are confident that our financial statements for the quarter ended March 31, 2005 fairly present, in all material respects, our financial condition and results of operations.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        This information has been previously provided on Form 8-K dated March 29, 2005.

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




DIRECT INSITE CORP.



/s/ James A. Cannavino
---------------------------------------
James A. Cannavino, Chief Executive Officer                   May 18, 2005



/s/ Michael J. Beecher
---------------------------------------
Michael J. Beecher, Chief Financial Officer                   May 18, 2005