Form 10QSB
period 2005-06-30
DIRECT INSITE CORP
filed 2005-08-17
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB
                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005

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


The number of shares of $.0001 par value stock outstanding as of July 31, 2005 was: 4,640,656

Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                              ---    ---

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                                     INDEX

PART I - FINANCIAL INFORMATION                                                                             Page

     Item 1

     Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and
       December 31, 2004 .................................................................................  3
     Condensed Consolidated Statements of Operations
       For the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)..............................  4

     Condensed Consolidated Statements of Cash Flows
       For the Six Months Ended June 30, 2005 and 2004 (Unaudited)........................................  5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................  6

     Item 2

     Management's Discussion and Analysis or Plan of Operations .......................................... 15

     Item 3

     Controls and Procedures.............................................................................. 18

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ........................................................................... 20

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.................................. 20

     Item 3. Defaults Upon Senior Securities ............................................................. 20

     Item 4.  Submission of Matters to a Vote of Security Holders ........................................ 20

     Item 5. Other Information ........................................................................... 20

     Item 6. Exhibits..................................................................................... 20

     Signatures .......................................................................................... 21


CERTIFICATIONS ........................................................................................... 22

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                        (In thousands, except share data)

                                                                                    June 30,           December 31,
                                                                                      2005                 2004
                                                                              --------------------- --------------------
                                                                                  (Unaudited)            (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $             128     $             306
  Accounts receivable, net of allowance for doubtful accounts of
   $2 in 2005 and 2004                                                                    1,699                 1,871
  Prepaid expenses and other current assets                                                 160                   262
  Assets from discontinued operations                                                         2                    --
                                                                              -----------------     -----------------
       Total current assets                                                               1,989                 2,439

Property and equipment, net                                                                 519                   577
Other assets                                                                                305                   285
                                                                              -----------------     -----------------
         TOTAL ASSETS                                                         $           2,813     $           3,301
                                                                              =================     =================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Accounts payable and accrued expenses                                       $           2,131     $           2,086
  Short-term revolving loans                                                                824                 1,012
  Notes payable, net of discount                                                            535                    --
  Dividends payable, current                                                              1,417                   376
  Current portion of long-term debt                                                         751                   782
  Deferred revenue                                                                           --                   623
  Liabilities from discontinued operations                                                   76                   112
                                                                              -----------------     -----------------
       Total current liabilities                                                          5,734                 4,991

Long term debt, net of current portion                                                      105                   125
Dividends payable, net of current portion                                                     7                   722
                                                                              -----------------     -----------------
       Total liabilities                                                                  5,846                 5,838
                                                                              -----------------     -----------------
Commitments and contingencies

Shareholders' deficiency
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
    Series A Convertible Preferred, 134,680 issued and outstanding in 2005 and 2004; liquidation preference of $2,750,000 in 2005 and
    2004                                                                                      -                     -
    Series B Redeemable Preferred, 974 shares issued and outstanding
    in 2005 and 2004; liquidation preference of $974,075 in 2005 and 2004                     -                     -
    Series C Redeemable Preferred, 2,000 shares issued and outstanding in 2005 and 2004; liquidation preference of $2,000,000 in 2005 and 2004
     Series D Redeemable Preferred, 100 shares issued and outstanding in 2005 and 2004; liquidation preference of $100,000 in 2005 and 2004
  Common stock, $0.0001 par value; 50,000,000
    shares authorized in 2005 and 2004;
    4,680,583 and 4,547,013 shares issued in 2005 and 2004,
    respectively; and 4,640,656 and 4,507,086 shares outstanding
    in 2005 and 2004, respectively                                                            -                     -
  Additional paid-in capital                                                            112,867               112,484
  Unearned compensation                                                                     (14)                  (50)
  Accumulated deficit                                                                  (115,558)             (114,643)
                                                                              -----------------     -----------------
                                                                                         (2,705)               (2,209)

  Common stock in treasury, at cost  - 24,371 shares                                       (328)                 (328)
                                                                              -----------------     -----------------
       Total shareholders' deficiency                                                    (3,033)               (2,537)
                                                                              -----------------     -----------------
          TOTAL LIABILITIES AND SHAREHODERS' DEFICIENCY                       $           2,813     $           3,301
                                                                              =================     =================

See notes to condensed consolidated financial statements.                      3

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                        (In thousands, except share data)

                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                               2005           2004            2005           2004
                                                          --------------- -------------- --------------- --------------
   Revenue from continuing operations                     $       2,318   $       1,716  $       4,398   $       3,822
                                                          -------------   -------------  -------------   -------------
   Costs and expenses
     Operations, research and development                         1,034             846          2,047           1,764
     Sales and marketing                                            559             422
     General and administrative                                     780             755          1,472           1,404
     Amortization and depreciation                                  115             142            228             285
                                                          -------------   -------------  -------------   -------------
                                                                  2,488           2,165          4,778           4,267
                                                          -------------   -------------  -------------   -------------
   Operating loss                                                  (170)          (449)           (380)           (445)

   Other expenses
     Interest expense, net                                         (125)            (82)          (200)           (147)
     Other expense                                                   --             (33)            --             (33)
                                                          -------------   -------------  -------------   -------------
   Loss before provision for income taxes                          (295)           (564)          (580)           (625)

   Provision for income taxes                                         1               3              1               4
                                                          -------------   -------------  -------------   -------------
   Loss from continuing operations                                 (296)           (567)          (581)           (629)

   (Loss) income from discontinued operations                        (9)             59             (9)            263
                                                          -------------   -------------  -------------   -------------
   Net loss                                                        (305)           (508)          (590)           (366)

   Preferred stock dividends                                       (171)           (170)          (325)           (298)
                                                          -------------   -------------  -------------   -------------
   Net loss attributable to
        common shareholders                               $        (476)  $        (678) $        (915)  $        (664)
                                                          =============   =============  =============   =============

   Basic and diluted loss per share:
     Basic and diluted loss from continuing operations    $       (0.10)  $       (0.17) $       (0.20)  $       (0.22)
     Basic and diluted income  from discontinued operations          --            0.01             --            0.06
                                                          -------------   -------------  -------------   -------------
   Basic and diluted loss  per share                      $       (0.10)  $       (0.16) $       (0.20)  $       (0.16)
                                                          =============   =============  =============   =============
   Basic and diluted weighted average common shares
    outstanding                                                   4,600           4,288          4,560           4,186
                                                          =============   =============  =============   =============

See notes to condensed consolidated financial statements.                      4

                               DIRECT INSITE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                        (In thousands, except share data)

                                                                                          For the six months ended
                                                                                                   June 30,
                                                                                           2005              2004
                                                                                     ----------------- ------------------
Cash flows from operating activities

 Loss from continuing operations                                                       $        (581)    $        (629)
 Adjustments to reconcile loss from continuing operations
  to net cash used in continuing operations:
   Amortization and depreciation:
     Property and equipment                                                                      229               285
     Discount on debt                                                                             43
    Common stock and options issued for services                                                 113                 4
    Unearned compensation                                                                         36                --

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          172              (233)
    Prepaid expenses and other current assets                                                    102                34
    Other assets                                                                                 (20)               14
    Accounts payable and accrued expenses                                                         57              (379)
    Deferred revenue                                                                            (623)              (96)
                                                                                       -------------     -------------
       Net cash used in continuing operations                                                   (472)           (1,000)
                                                                                       -------------     -------------
Cash flows from discontinued operations:
  Income (loss) from discontinued operations                                                      (9)              263
  Change in:
    Assets and liabilities from discontinued operations                                          (38)             (429)
                                                                                       -------------     -------------
       Net cash used in discontinued operations                                                  (47)             (166)
                                                                                       -------------     -------------
       Net cash used in operating activities                                                    (519)           (1,166)
                                                                                       -------------     -------------
Cash flows from investing activities
 Expenditures for property and equipment                                                        (127)              (31)
                                                                                       -------------     -------------
       Net cash used in investing activities                                                    (127)              (31)
                                                                                       -------------     -------------
Cash flows from financing activities
 Proceeds from sales of preferred stock                                                           --             1,410
 (Repayments) advances from revolving loans, net                                                (188)               16
 Proceeds from short-term notes                                                                  750                --
 Repayments of long-term debt                                                                    (94)             (115)
                                                                                       -------------     -------------
       Net cash provided by financing activities                                                 468             1,311
                                                                                       -------------     -------------

Net (decrease) increase in cash and cash equivalents                                            (178)              114

Cash and cash equivalents - beginning of period                                                  306                75
                                                                                       -------------     -------------
Cash and cash equivalents - end of period                                              $         128     $         189
                                                                                       =============     =============
Cash paid for interest                                                                 $         149     $         145
Non-cash investing and financing activities:

Debt discount on loans                                                                 $         258     $          --
                                                                                       =============     =============
Equipment acquired with lease financing                                                $          43     $          --
Issuance of common shares and options to purchase                                      =============     =============
common shares for services and fees                                                    $          12     $         257
                                                                                       =============     =============

See notes to condensed consolidated financial statements.                      5

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

1.   Interim Financial Information

     The condensed consolidated balance sheet as of June 30, 2005, and the condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2005 and 2004, have been prepared by the Company and are not audited. These interim financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three and six month periods ended June 30, 2005, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     Management's liquidity plans are discussed in Note 9. Also, as described in
     Note 8, the Company has two customers that accounted for approximately 70% and 28% of the Company's revenue for the six month period ended June 30, 2005. Loss of either of these customers would have a material adverse effect on the Company.

     Stock Options and Similar Equity Instruments
     As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No.
     25. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004



2.   The Company (continued)

                                                                    Three Months Ended          Six Months Ended
                                                                         June 30,                   June 30,
                                                                --------------------------- -------------------------
                                                                    2005          2004           2005         2004
                                                                ------------ -------------- ------------- -----------
      Net loss attributable to common shareholders
      As reported                                                 $   (476)    $   (678)      $   (915)    $   (664)
      Less:  Stock-based employee compensation
       expense determined under fair value-based
       method for all awards                                          (161)        (400)          (317)        (445)
                                                                  --------     --------       --------     --------
      Pro forma                                                   $   (637)    $ (1,078)      $ (1,232)    $ (1,109)
                                                                  ========     ========       ========     ========
     Basic and diluted net loss per share
      As reported                                                 $  (0.10)    $  (0.16)        $(0.20)      $(0.16)
                                                                  ========     ========       ========     ========
      Pro forma                                                   $  (0.14)    $  (0.25)        $(0.27)      $(0.26)
                                                                  ========     ========       ========     ========

     The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 71.4% to 71.9% in 2005 and 68.1% in 2004, (2) risk-free interest rates ranging from 4.00% to 4.50% in 2005 and 4.00% in 2004 and (3) expected lives of
     4.50 years in 2005 and 5.50 years in 2004.

3.   Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications.

4.   Discontinued Operations

     In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the results of operations and the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. The income is reflected as income from discontinued operations in the accompanying condensed consolidated statements of operations. The following table reflects the results of the discontinued operations of Platinum for the three and six month periods ended June 30, 2005 and 2004, respectively:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                       Three Months Ended                 Six Months Ended
                                                             June 30                           June 30
                                                       2005            2004             2005            2004
                                                       ----            ----             ----            ----
          Costs and Expenses
          General and administrative                        (5)            --                (5)             --

           Other income  - net                              --             61                --             268
           Interest expense, net                            (4)            (2)               (4)             (5)
                                                    ----------      ----------         --------       ---------
                 (Loss) income from
                 discontinued operations            $       (9)     $      59          $     (9)      $     263
                                                    ==========      ==========         ========       =========

At June 30, 2005, the discontinued operation had $2,000 in assets. The liabilities of the discontinued operation at June 30, 2005 include loans payable totaling $56,000, and accounts payable and accrued liabilities of $20,000.


5.   Accounts Receivable and Revolving Loans

     The Company has an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1-1/2% per month, is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The initial term of the agreement was for one year, and continues until due notice of termination is given at any time by either party to the agreement. At June 30, 2005, the Company had assigned approximately $839,000 of accounts receivable to the Bank and received advances of $671,000.

     In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company may assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a Director of the Company, are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At June 30, 2005 the Rec Fund had a total principal available for assignment of $250,000 and the Company had outstanding advances from the Rec Fund of $153,000 resulting in $97,000 availability under the agreement.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


6.   Debt

     Notes payable
     -------------

          At June 30, 2005 notes payable consist of the notes as described below of $750,000 less debt discount of $215,000.

          In March 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Sigma Opportunity Fund LLC ("Sigma") and Metropolitan Venture Partners II, L.P. ("MetVP"), collectively the "Buyers", whereby the Buyers purchased Senior Subordinated Secured Notes (the "Note Purchase") in the aggregate amount of $750,000. The notes bear interest at the rate of five percent (5%) per year beginning June 28, 2005, and are payable quarterly in cash or common stock at the option of the Buyers. The Notes mature on the earlier to occur of (i) September 29, 2006, or (ii) the date on which demand for payment of the loan payable to JPMorgan Chase Bank is made and are collateralized by all the assets of the Company excluding accounts receivable as defined under the Accounts Receivable Purchase Agreement (see Note 5). In connection with the note purchase the Buyers were issued warrants to purchase 750,000 common shares of the Company. The exercise price of the warrants is $0.90 per share of common stock subject to adjustment on the occurrence of certain events as defined. The Company recorded a debt discount of $258,000 for the value of the warrants. Under the terms of the agreement, not later than August 30, 2005, the Company is required to file with the Securities and Exchange Commission a Registration Statement to register a number of common shares equal to the maximum number of shares that would be issuable to the Buyers in payment of interest on the notes through the maturity date plus a number of common shares issuable upon exercise of the warrants. Sigma had an exclusive right to lead a "Follow-on-Financing" for 45 days following the closing and the Company has granted Sigma additional time. In the event that the Follow-on-Financing does occur the exercise price of the warrants issued in conjunction with the Note Purchase will be adjusted as agreed between the Company and the buyers. In the event the Follow-on- Financing is not consummated the exercise price of the warrants shall be $0.01 per common share.

     Long-term debt
     --------------

Long-term debt consists of the following (in thousands):

                                                                  June 30,           December 31,
                                                                    2005                 2004
                                                             -------------------- --------------------
Lines of credit (a)                                               $     642           $      668
Capitalized lease obligations (b)                                       214                  239
                                                                  ---------           ----------
                                                                        856                  907
Less current portion                                                   (751)                (782)
                                                                  ---------           ----------
Long-term debt, net of current portion                            $     105           $      125
                                                                  =========           ==========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

6. Debt (continued)

     (a) In June 2003, the Company obtained a discretionary Line of Credit ("LoC") in the amount of $500,000 from JP Morgan Private Bank ("JPMC") and this LoC was renewed in June 2005. The LoC is guaranteed by Tall Oaks Group, LLC, an affiliate of MetVP, and is repayable on the earlier of demand or June 30, 2007. Subsequent to June 30, 2005, the guarantors were issued 500,000 warrants to purchase common shares of the Company at an exercise price of $1.00 per share. The warrants were valued at $148,000 and will be amortized as compensation expense over the life of the loan. The LoC permitted two forms of draw down; one based upon prime rate, the second based upon LIBOR. In July 2003, the Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of June 30, 2005, the applicable interest rate was 5.74%.

     Also in 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. The line is guaranteed by the Company's CEO, secured by the assets of the Company, and carries an interest rate of 7%. Repayments are calculated monthly at 2.778% of the outstanding balance, plus interest, and continue until the line is fully paid. At June 30, 2005, the Company had an outstanding balance of approximately $142,000 under the line of credit.

(b) The Company has equipment under capital lease obligations expiring at various times through 2008. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.


7.   Shareholders' Deficiency

     Common Stock and Option Issuances
     ---------------------------------

     During the six months ended June 30, 2005, the Company issued 133,570 unregistered shares of common stock and options to purchase 265,000 shares of its common stock as follows:

     -- The Company issued 133,570 shares, valued at $119,000, to employees and consultants for services;

     -- The Company issued 5,000 options to purchase common stock to an employee. The options vested upon issuance and have an exercise price of $1.65 per share. The options had a fair value of $5,000 at the date of the grant.

     -- The Company issued 60,000 options to purchase common stock to a sales consultant. The options vest ratably over 3 years and have an exercise price of $1.50 per share. The options had a fair value of $57,000 at the date of the grant.

     -- Under the terms of an employment agreement, the Company issued to its president 100,000 options to purchase common shares at an exercise price of $0.50 per share. These options have an intrinsic value of $20,000 and will be amortized over 26 months. The options had a fair value of $48,000 at the date of the grant. In addition, the Company issued to its president 100,000 options to purchase common shares at the market price on the date of the grant. The options had a fair value of $43,000 at the date of the grant.

     Earnings Per Share
     ------------------

     The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


7.   Shareholders' Deficiency (continued)

     shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted EPS amounts since the effect of their inclusion would be antidilutive.

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been antidilutive for the periods presented, consist of the following (in thousands):

       Options to purchase common stock                                    4,839
       Convertible preferred stock and warrants to acquire common stock    4,178
                                                                           -----
             Total potential common shares as of June 30, 2005             9,017
                                                                           =====

8.   Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: ASP services and custom engineering services.

                                                 Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                                   2005           2004          2005           2004
                                           ---------------- -------------- ------------- --------------
  ASP IOL fees                                     $1,439          $   971         $2,589      $  1,961
  ASP telecommunications fees                          12              143             26           299
  Custom engineering fees                             867              602          1,783         1,562
                                                   ------           ------         ------        ------
       Total Revenue                               $2,318           $1,716         $4,398        $3,822
                                                   ======           ======         ======        ======

     Major Customers
     ---------------

     For the three months ended June 30, 2005 the Company had two major customers that accounted for 66.2% and 30.4% of the Company's total revenue. These two customers accounted for 69.9% and 27.6% of revenue for the six months ended June 30, 2005. In 2004 the Company had one major customer that accounted for 96.2% and 97.5% of revenue for the three and six months ended June 30, 2004, respectively. Accounts receivable from these customers amounted to $1,656,000 at June 30, 2005.

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

                                 DIRECT INSITE
   CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004



     -- In March 2005 the Company closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less

9.   Management's Liquidity Plans (continued)

          legal fees of $55,000 (see Note 6). Sigma had an exclusive right to lead a follow-on- financing for 45 days following the closing of the Bridge Loan and the Company has granted

          Sigma   additional   time.   The   Company   anticipates   that   this
          follow-on-financing will provide the working capital to sustain and expand the operations of the Company.

     -- The Company and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends. The Company may seek to defer these dividends further.

     -- The Company intends to raise additional capital through private equity offerings and borrowing. In 2004, the Company received net proceeds from the sale of Preferred Stock of $1,430,000. Also in 2004 the Company entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and may receive advances up to $250,000 from Diri Rec Fund (see note 5). Further, in June 2005 the Company renewed for a period of two years the $500,000 loan previously scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see Note 6).

     -- The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 the Company entered into a new agreement to provide IOL services to a Fortune 100 company. Revenue from this new customer accounted for 27.6% of total revenue for the six months ended June 30, 2005. In the first quarter 2005, the Company added an additional customer as the result of the sale of a part of the business of an existing customer. Management anticipates that revenue from these new customers will continue to increase in 2005 and beyond and expects to further broaden the Company's customer base in 2005.

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

Management believes that these plans and new initiatives as discussed above will lead to positive cash flows and profitability. While the Company pursues these goals management also believes that the Company's ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through June 30, 2006. There can be no assurance,

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

however, that the Company will achieve the cash flow and profitability goals, or that the Company will be able to raise additional capital sufficient to meet its operating expenses or implement its plan. In such event, the Company may have to revise its plans and significantly

10.  New Accounting Pronouncements

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

     In September 2004, the EITF issued statement EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are generally

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

     convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the "market price

10. New Accounting Pronouncements (continued)

     contingency"). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement did not have an effect on the Company's calculation of EPS.

     In March 2005, the FASB issued FIN 47, which is effective for the company on December 31, 2005. FIN 47 clarifies that the phrase "conditional asset retirement obligation," as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No.143"), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company does not expect that adoption of FIN 47 will have a significant effect on its financial position or results of operations.

     In May 2005, FASB issued SFAS No. 154, " Accounting Changes and Error Corrections " ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our financial position or results of operations.

     In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company's financial position or results of operations.

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

Overview

We primarily operate as an application service provider ("ASP"), providing an integrated transaction based "fee for service" offering called Invoices On-Line ("IOL"), an electronic invoice presentment and payment ("EIP&P") service that processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis on behalf of our customers. IOL is our primary offering and it is a globally delivered service that provides electronic invoice presentation in the Americas, Europe and Asia, including 28 different countries around the globe and in more than 13 languages and currencies. We currently host several million invoices that are accessible "on-line" via the Internet 24 hours per day, seven days per week, 365 days per year. IOL is a uniquely positioned service offering in the industry, the service is designed to handle the complex invoicing found in today's global business environment. The solution allows Global 1000 companies to receive, route, approve and pay invoices on- line in the local language and currency. By automating the traditional paper-based invoicing process, customers now have easy and quick access to line-item billing information, reporting and analytics. With the enhanced level of accuracy provided by IOL, invoice disputes are greatly reduced and overall customer satisfaction is substantially increased.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

Currently, IBM, our largest customer, representing approximately 70% and 98% of our revenue for the six month periods ended June 30, 2005 and 2004, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. A second Fortune 100 customer accounted for 28% of total revenue for the first six months of 2005.

As disclosed in Note 6 to the accompanying Condensed Consolidated Financial Statements, during the six months ended June 30, 2005, we received proceeds from the issuance of Senior Subordinated Secured Notes of $750,000 less expenses of $55,000.

Results of operations

For the three and six month periods ended June 30, 2005 we had losses from continuing operations of $296,000 and $581,000, respectively, compared to losses from continuing operations of $567,000 and $629,000, in the same periods in 2004, respectively. The decrease in the losses is principally due to an increase in revenue for the three and six months ended June 30, 2005, partially offset by an increase in operating costs as discussed below. Net loss for the three and six month periods ended June 30, 2005 was $305,000 and $590,000, respectively, compared to net losses of $508,000 and $366,000 for the same periods in 2004, respectively. This includes income from discontinued operations of $59,000 and $263,000 in the three and six month periods ended June 30, 2004 and was principally the result of recognizing income related to deferred revenue of $180,000 included in other income of the discontinued operation in the first half of 2004.

For the three months ended June 30, 2005 revenue from continuing operations increased $602,000 (35.1%) to $2,318,000 compared to revenue of $1,716,000 for the same period in 2004. For the six months ended June 30, 2005, revenue from continuing operations increased $576,000 (15.1%) to $4,398,000 compared to revenue from continuing operations of $3,822,000 for the same period in 2004. The increase is primarily the result of an increase in revenue from our core business, the ASP IOL services, of $468,000 (48.2%) and $628,000 (32.0%) for the three and six month periods ended June 30, 2005. Additionally, revenue from engineering services increased $221,000 for the six months ended June 30, 2005. These increases are principally due to expanded services to a second major customer added in 2004, further deployment of our IOL services to IBM and an additional new customer. These increases were offset by a decrease of $273,000 in revenue from telecommunications services for the six months ended June 30, 2005. The decrease in the telecommunications services, which accounted for less than 1% of total revenue in the first half of 2005 compared to 7.8% for the same period in 2004, is the result of decreased demand for such services.

Costs of operations, research and development increased by $188,000 (22.2%) and $283,000 (16.0%) to $1,034,000 and $2,047,000 for the three and six month periods ended June 30, 2005, respectively, compared to costs of $846,000 and $1,764,000 for the same periods in 2004. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The increase in costs for the six months ended June 30, 2005 is principally due to increases in personnel wages and benefit costs of $180,000 from wage increases and staff additions, an increase in professional fees of $49,000 resulting from engaging temporary technical staff, and an increase in software purchases of $22,000. All other operating expenses increased $32,000, net.

Sales and marketing costs were $559,000 and $1,031,000 for the three and six month periods ended June 30, 2005, respectively, an increase of $137,000 (32.5%) and $217,000 (26.7%) compared to costs for the same periods in 2004. Professional fees, including personnel recruiting costs, increased $81,000, consulting fees increased $111,000 due to engaging an independent sales

                      DIRECT INSITE CORP. AND SUBSIDIARIES
representative and promotional costs increased $31,000, while all other costs decreased by $6,000, net. We intend to continue increasing our sales and marketing efforts to achieve further growth in our IOL services.

General and administrative costs increased $25,000 (3.3%) and $68,000 (4.8%) to $780,000 and $1,472,000 for the three and six month periods ended June 30, 2005, respectively, compared to costs of $755,000 and $1,404,000 for the same periods in 2004. For the six months ended June 30, 2005, salaries and related costs increased $145,000 principally due to the restoration of salary reductions taken in 2004. Costs for directors meetings increased by $30,000 and legal fees increased $34,000. Insurance costs decreased $48,000 primarily due to rate decreases, while professional fees decreased $50,000 and travel and entertainment costs decreased $29,000. All other administrative costs decreased $14,000.

Depreciation and amortization expense decreased by $27,000 (19.0%) and $57,000 (20.0%) for the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004, primarily due to fully amortizing certain software costs and other computer equipment.


Financial Condition and Liquidity

For the six months June 30, 2005, we had a loss from continuing operations of $581,000 compared to a loss from continuing operations of $629,000 for the same period in 2004. We used $472,000 in cash for continuing operations in the first six months of 2005 compared to $1,000,000 for the same period in 2004, an improvement of $528,000 or 52.8%. Cash used in discontinued operations was $47,000 for the six months ended June 30, 2005. We funded the shortfall in cash from operations primarily through the new borrowing noted above.

Cash used in operations, including cash used for discontinued operations, for the six months ended June 30, 2005 was $519,000, consisting of the net loss of $581,000, reduced by non-cash expenses of $421,000, including depreciation and amortization of $229,000 and stock and options issued for services of $113,000. In addition, accounts receivable decreased by $172,000 and prepaid expenses and other assets decreased $82,000. Accounts payable and accrued expenses increased $57,000 and deferred revenue decreased $623,000.

Cash used in investing activities was $127,000 for the six months ended June 30, 2005, compared to $31,000 for same period in 2004. This was principally expenditures for equipment.

Cash provided by financing activities totaled $468,000 for the six months ended June 30, 2005, compared to $1,311,000 for the six months ended June 30, 2004. As noted above, we received proceeds from a new loan financing of $750,000. We also repaid $94,000 of long-term debt and capital lease obligations in the first half of 2005. The balance outstanding under short term revolving loans for receivables financing decreased by $188,000 in 2005.

Management's Liquidity and Financing Plans

In order to meet our cash needs and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     -- In March 2005 we closed a Bridge Loan financing with Sigma Capital PartnersLLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less legal fees of $55,000 (see Note 6). Sigma had an exclusive right to lead a follow-on- financing for 45 days following the closing of the Bridge Loan and the Company has granted Sigma additional time. We anticipate that this follow-on-financing will provide the working capital to sustain and expand our operationsy.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

     -- We and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends. We may seek to defer these dividends further.

     -- We intend to raise additional capital through private equity offerings and borrowing. In 2004, we received net proceeds from the sale of Preferred Stock of $1,430,000. Also in 2004 we entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and may receive advances up to $250,000 from Diri Rec Fund (see Note 5). Further, in June 2005 we renewed for a period of two years the $500,000 loan previously scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see Note 6).

     -- We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 we entered into a new agreement to provide IOL services to a Fortune 100 company. Revenue from this new customer accounted for 27.6% of total revenue for the six months ended June 30, 2005. In the first quarter 2005, we added an additional customer as the result of the sale of a part of the business of an existing customer. Management anticipates that revenue from these new customers will continue to increase in 2005 and beyond and expects to further broaden our customer base in 2005.

     -- We continue to expand its marketing efforts in order to increase the customer base. In this regard, in 2003, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. We will continue to pursue similar channel partner opportunities. Also, in the fourth quarter 2004 we employed a new sales and marketing executive and engaged an independent sales agent to further expand our sales efforts.

We believe that these plans and new initiatives as discussed above will lead to positive cash flows and profitability. While we pursue these goals we also believe that our ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through June 30, 2006. There can be no assurance, however, that we will achieve the cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet our operating expenses or implement our plan. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.


Item 3 - Controls and Procedures


Disclosures Controls and Procedures
-----------------------------------

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief

                      DIRECT INSITE CORP. AND SUBSIDIARIES


Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing

Item 3 - Controls and Procedures (continued)

these  procedures.   They  are  also  responsible,  as  required  by  the  rules established by the SEC, for the evaluation of the effectiveness of these procedures.

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

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to the financial close process, limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer, of transactions and accounting entries. Given these reportable conditions and material weaknesses, management devoted additional resources to closing and preparing the report for the quarter ended June 30, 2005. As a result, we are confident that our financial statements for the quarter ended June 30, 2005 fairly present, in all material respects, our financial condition and results of operations.

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




DIRECT INSITE CORP.




/s/  James A. Cannavino
-------------------------------------------               ---------------
James A. Cannavino, Chief Executive Officer               August 17, 2005



/s/ Michael J. Beecher
-------------------------------------------               ---------------
Michael J. Beecher, Chief Financial Officer               August 17, 2005