Form 10QSB
period 2005-09-30
DIRECT INSITE CORP
filed 2005-11-15
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB
                                   (Mark One)


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2005

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


The number of shares of $.0001 par value stock outstanding as of October 31, 2005 was: 4,933,028

Transitional Small Business Disclosure Format (check one):     Yes      No  X
                                                                   ---     ---

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                                  Page

       Item 1

     Condnsed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and
       December 31, 2004 .................................................................................        3
     Condensed Consolidated Statements of Operations
       For the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)........................        4

     Condensed Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 2005 and 2004 (Unaudited)..................................        5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................        6

     Item 2

     Management's Discussion and Analysis or Plan of Operations ..........................................       16

     Item 3

     Controls and Procedures..............................................................................       22

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................................................       23

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..................................       23

     Item 3. Defaults Upon Senior Securities .............................................................       23

     Item 4.  Submission of Matters to a Vote of Security Holders ........................................       23

     Item 5. Other Information ...........................................................................       23

     Item 6. Exhibits.....................................................................................       23

     Signatures ..........................................................................................       24


CERTIFICATIONS ...........................................................................................       25

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2005 AND December 31, 2004
                        (In thousands, except share data)

                                                                                 September 30,         December 31,
                                                                                      2005                 2004
                                                                              --------------------- --------------------
                                                                                  (Unaudited)            (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $               65    $             306
  Accounts receivable, net of allowance for doubtful accounts of
   $2 in 2005 and 2004                                                                     1,647                1,871
  Prepaid expenses and other current assets                                                  160                  262
  Assets from discontinued operations                                                          1                   --
                                                                              ------------------    -----------------
       Total current assets                                                                1,873                2,439

Property and equipment, net                                                                  494                  577
Deposits                                                                                     272                  265
Other assets                                                                                  17                   20
                                                                              ------------------    -----------------
         TOTAL ASSETS                                                          $           2,656    $           3,301
                                                                              ==================    =================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Accounts payable and accrued expenses                                        $           1,384    $           1,526
  Taxes payable                                                                              602                  560
  Short-term revolving loans                                                                 523                1,012
  Notes payable, net of discount                                                             527                   --
  Dividends payable, current                                                               1,578                  376
  Current portion of long-term debt                                                          734                  782
  Deferred revenue                                                                           115                  623
  Liabilities from discontinued operations                                                    68                  112
                                                                              ------------------    -----------------
       Total current liabilities                                                           5,531                4,991

Long term debt, net of current portion
                                                                                              85                  125
Dividends payable, net of current portion                                                      9                  722
                                                                              ------------------    -----------------
       Total liabilities                                                                   5,625                5,838
                                                                              ------------------    -----------------
Commitments and contingencies

Shareholders' deficiency
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
    Series A Convertible Preferred, 134,680 issued and outstanding in 2005 and 2004; liquidation preference of $2,750,000 in 2005 and
    2004                                                                                     --                    --
    Series B Redeemable Preferred, 974 shares issued and outstanding
    in 2005 and 2004; liquidation preference of $974,075 in 2005 and 2004                    --                    --
    Series C Redeemable Preferred, 2,000 shares issued and outstanding in 2005 and 2004; liquidation preference of $2,000,000 in 2005 and 2004
    Series D Redeemable Preferred, 100 shares issued and outstanding in 2005 and 2004; liquidation preference of $100,000 in 2005 and 2004
  Common stock, $0.0001 par value; 50,000,000
    shares authorized in 2005 and 2004;
    4,972,955 and 4,547,013 shares issued in 2005 and 2004,
    respectively; and 4,933,028 and 4,507,086 shares outstanding
    in 2005 and 2004, respectively                                                          --                    --
  Additional paid-in capital                                                            113,314               112,484
  Unearned compensation                                                                    (157)                  (50)
  Accumulated deficit                                                                  (115,798)             (114,643)
                                                                                         (2,209)               (2,641)
                                                                              ------------------    -----------------
  Common stock in treasury, at cost  - 24,371 shares                                       (328)                 (328)
                                                                              ------------------    -----------------
        Total shareholders deficiency                                                    (2,969)               (2,537)
                                                                              ------------------    -----------------
          TOTAL LIABILITIES AND SHAREHODERS' DEFICIENCY                       $           2,656     $           3,301
                                                                              ==================    =================

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                      (in thousands, except per share data)

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                                2005           2004            2005           2004
                                                          --------------- -------------- --------------- --------------
   Revenue from continuing operations                     $       2,512   $       1,598 $        6,910   $       5,421
                                                          --------------- -------------- --------------- --------------
   Costs and expenses
     Operations, research and development                         1,032             868          3,079           2,632
     Sales and marketing                                            516             386          1,547           1,201
     General and administrative                                     794             694          2,266           2,098
     Amortization and depreciation                                   95             131            324             415
                                                          --------------- -------------- --------------- --------------
                                                                  2,437           2,079          7,216           6,346
                                                          --------------- -------------- --------------- --------------
   Operating income (loss)                                           75            (481)          (306)           (925)

   Other expenses
     Interest expense, net                                          148              77            348             223
     Other expense                                                   --            ----             --              33
                                                          --------------- -------------- --------------- --------------
   Loss before provision for income taxes                           (73)           (558)          (654)         (1,181)

   Provision for income taxes                                         1               1              2               5
                                                          --------------- -------------- --------------- --------------

   Loss from continuing operations                                  (74)           (559)          (656)         (1,186)

   (Loss) income from discontinued operations                        (2)             (2)           (10)            260
                                                          --------------- -------------- --------------- --------------
   Net loss                                                         (76)           (561)          (666)           (926)

   Preferred stock dividends                                       (164)           (161)          (489)           (459)
                                                          --------------- -------------- --------------- --------------
   Net loss attributable to
        common shareholders                               $        (240)  $        (722)         (1,155)        (1,385)
                                                          =============== ============== =============== ==============
   Basic and diluted loss per share:
     Basic and diluted loss from continuing operations    $       (0.05)$         (0.17) $        (0.25) $       (0.39)
     Basic and diluted income  from
     discontinued operations                                         --             --              --            0.06
                                                          --------------- -------------- --------------- --------------
   Basic and diluted loss  per share                      $       (0.05)  $       (0.17) $        (0.25) $       (0.33)
                                                          =============== ============== =============== ==============
   Basic and  diluted  weighted  average  common  shares
   outstanding                                                    4,679           4,356           4,600          4,243
                                                          =============== ============== =============== ==============

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                      (in thousands, except per share data)

                                                                                         For the nine months ended
                                                                                                September 30,
                                                                                           2005              2004
                                                                                     ----------------- ------------------
Cash flows from operating activities
 Loss from continuing operations                                                       $        (656)    $      (1,186)
 Adjustments to reconcile loss from continuing operations
  to net cash used in continuing operations:
   Amortization and depreciation:
     Property and equipment                                                                      324               413
     Discount on debt                                                                             99                --
     Other                                                                                        --                 2
    Common stock, warrants and options issued for services                                       342                 4
    Amortization of unearned compensation                                                         58                --

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          224               (74)
    Prepaid expenses and other current assets                                                    102                31
    Deposits and other assets                                                                     (6)               14
    Accounts payable, accrued expenses and other current liabilities                             (99)              (87)
    Deferred revenue                                                                            (508)              (96)
                                                                                       --------------   --------------
       Net cash used in continuing operations                                                   (120)             (979)
                                                                                       --------------   --------------
  Cash flows from discontinued operations
  (Loss) income from discontinued operations                                                     (10)              260
  Change in:
    Assets and liabilities from discontinued operations                                          (45)             (468)
                                                                                       --------------   --------------
       Net cash used in discontinued operations                                                  (55)             (208)
                                                                                       --------------   --------------
       Net cash used in operating activities                                                    (175)           (1,187)
                                                                                       --------------   --------------
Cash flows from investing activities
 Expenditures for property and equipment                                                        (196)              (90)
                                                                                       --------------   --------------
       Net cash used in investing activities                                                    (196)              (90)
                                                                                       --------------   --------------
Cash flows from financing activities
 Proceeds from sales of preferred stock                                                           --             1,410
 (Repayments) advances from short-term revolving loans, net                                     (489)              130
 Proceeds from short-term notes                                                                  750                --
 Repayments of long-term debt                                                                   (131)             (198)
                                                                                       --------------   --------------
       Net cash provided by financing activities                                                 130             1,342
                                                                                       --------------   --------------
Net (decrease) increase in cash and cash equivalents                                            (241)               65

Cash and cash equivalents - beginning of period                                                  306                75
                                                                                       --------------   --------------
Cash and cash equivalents - end of period                                              $          65    $          140
                                                                                       ==============   ==============
Cash paid during the periods for:


       Interest                                                                        $         248    $          219
                                                                                       ==============   ==============
Non-cash investing and financing activities:

       Debt discount on notes payable                                                  $         322    $            -
                                                                                       ==============   ==============
Equipment acquired with lease financing                                                $          43    $          226
                                                                                       ==============   ==============

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

1.   Interim Financial Information

     The condensed consolidated balance sheet as of September 30, 2005, and the condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004, have been prepared by the Company and are not audited. These interim financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three and nine month periods ended September 30, 2005, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     The Company also provides additional service offerings in the form of its patented dbExpress TM technology, a management information tool that allows users to visually data mine large volumes of transactional data via the Internet. A complete Internet Customer Care tool set integrated with the EIP&P product set is also available. The Company operates data centers located at its main office in Bohemia, N.Y. and in an IBM co-location facility in Newark, NJ.

     Management's liquidity plans are discussed in Note 9. Also, as described in
     Note 8, the Company has two customers that accounted for approximately 67.7% and 29.8%, respectively, of the Company's revenue for the nine month period ended September 30, 2005. Loss of either of these customers would have a material adverse effect on the Company.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

2.   The Company (continued)

                                                                    Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                                --------------------------- -------------------------
                                                                    2005          2004           2005        2004
                                                                ------------ -------------- ------------- -----------
     Net loss attributable to common shareholders
      As reported                                                 $   (240)    $   (722)      $ (1,155)    $ (1,385)
      Add: Stock-based compensation expense included
       in net loss attributable to common shareholders                   1                           7
                                                                ------------ -------------- ------------- -----------
      Less:  Stock-based employee compensation
       expense determined under fair value-based
       method for all awards                                          (238)         (48)          (685)        (493)
                                                                ------------ -------------- ------------- -----------
      Pro forma                                                   $   (477)    $   (770)      $ (1,833     $ (1,878)
                                                                ============ ============== ============= ===========
     Basic and diluted net loss per share
      As reported                                                 $  (0.05)    $  (0.17)      $  (0.25)    $  (0.33)
                                                                ============ ============== ============= ===========
      Pro forma                                                   $  (0.10)    $  (0.18)      $  (0.40)    $  (0.44)
                                                                ============ ============== ============= ===========

     The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 71.4% to 72.6% in 2005 and 68.1% to 69.5% in 2004, (2) risk-free interest rates ranging from 4.00% to 4.50% in 2005 and 4.00% in 2004 and (3) expected lives of 4.50 years in 2005 and ranging from 4.80 to 5.25 years in 2004.


3.   Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications.


4.   Discontinued Operations

     In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the results of operations and the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. The income is reflected as income from discontinued operations in the accompanying condensed consolidated statements of operations. The following table reflects the results of the discontinued operations of Platinum for the three and nine month periods ended September 30, 2005 and 2004, respectively:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

4.   Discontinued Operations (continued)

                                                        Three Months Ended               Nine Months Ended
                                                           September 30                     September 30
                                                       2005             2004            2005             2004
                                                    ----------      ----------       ----------     -----------

          Costs and Expenses
          General and administrative                $       --      $       --       $       (4)    $        --

           Other income  - net                              --              --               --             267
           Interest expense, net                            (2)             (2)              (6)             (7)
                                                    ----------      ----------       ----------     -----------
                 (Loss)       income      from
                 discontinued operations            $       (2)     $       (2)       $     (10)      $     260
                                                    ==========      ==========       ==========     ===========

     At September 30, 2005, the discontinued operation had $1,000 in assets. The liabilities of the discontinued operation at September 30, 2005 include loans payable totaling $49,000, and accounts payable and accrued liabilities of $19,000.


5.   Accounts Receivable and Revolving Loans

     The Company has an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1 1/2% per month, is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The initial term of the agreement was for one year, and continues until due notice of termination is given at any time by either party to the agreement. At September 30, 2005, the Company had assigned approximately $654,000 of accounts receivable to the Bank and received advances of $523,000.

     In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company may assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a Director of the Company are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At September 30, 2005 the Rec Fund had a total principal available for assignment of $250,000 and the Company had no outstanding advances from the Rec Fund, resulting in $250,000 available under the agreement.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

6.   Debt

     Notes payable
     -------------

          At September 30, 2005 notes payable consist of the notes as described below of $750,000 less debt discount of $223,000.

          In March 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Sigma Opportunity Fund LLC ("Sigma") and Metropolitan Venture Partners II, L.P. ("MetVP"), collectively the "Buyers", whereby the Buyers purchased Senior Subordinated Secured Notes (the "Note Purchase") in the aggregate amount of $750,000. The notes bear interest at the rate of five percent (5%) per year beginning June 28, 2005, and are payable quarterly in cash or common stock at the option of the Buyers. The Notes mature on the earlier to occur of (i) September 29, 2006, or (ii) the date on which demand for payment of the loan payable to JPMorgan Chase Bank is made. In connection with the note purchase the Buyers were issued warrants to purchase 750,000 common shares of the Company. The exercise price of the warrants is $0.01 per share of common stock. The Company recorded a debt discount of $322,000 (as adjusted for the change in the exercise price) which is being amortized over the life of the loan. Amortization for the nine months ended September 30, 2005 was $99,000 and is recorded as interest expense. Under the terms of the agreement, on September 1, 2005 the Company filed with the Securities and Exchange Commission a Registration Statement to register a number of common shares equal to the maximum number of shares that would be issuable to the Buyers in payment of interest on the notes through the maturity date plus a number of common shares issuable upon exercise of the warrants. Sigma had an exclusive right to lead a
          "Follow-on-Financing" for 45 days following the closing and the Company had granted Sigma additional time. In the event that the Follow-on-Financing had occured the exercise price of the warrants issued in conjunction with the Note Purchase would have been adjusted as agreed between the Company and the buyers. The Follow-on- Financing was not consummated; as such, the exercise price of the warrants is $0.01 per common share which resulted in an increase in the debt discount from $258,000 to $322,000.

     Long-term debt
     --------------

               Long-term debt consists of the following (in thousands):

                                                                September 30,        December 31,
                                                                    2005                 2004
                                                             -------------------- --------------------
Lines of credit (a)                                                $    631             $    668
Capitalized lease obligations (b)                                       188                  239
                                                                   --------             --------
                                                                        819                  907
Less current portion                                                   (734)                (782)
                                                                   --------             --------
Long-term debt, net of current portion                             $     85             $    125
                                                                   ========             ========

(a) In June 2003, the Company obtained a discretionary Line of Credit ("LoC") in the amount of $500,000 from JP Morgan Private Bank ("JPMC") and this LoC was renewed in June 2005. The LoC is guaranteed by Tall Oaks Group, LLC, an affiliate of MetVP, and is repayable on the earlier of demand or June 30, 2007. In July, 2005, the guarantors were issued 500,000 warrants, with a fair value of approximately $142,000, to purchase common shares of the Company at an exercise price of $1.00 per share (see NOte 7). The fair value of the warrants is recorded as unearned compensation and is being amortized to

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


6.   Debt (continued)

     Long-term debt, continued
     --------------

          compensation expense over the life of the loan. Amortization of $18,000 was recorded as compensation expense for the nine months ended September 30, 2005. The LoC permitted two forms of draw down; one based upon prime rate, the second based upon LIBOR. In July 2003, the Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of September 30, 2005, the applicable interest rate was 5.74%.

          Also in 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. The line is guaranteed by the Company's CEO, secured by the assets of the Company, and carries an interest rate of 7%. Repayments are calculated monthly at 2.778% of the outstanding balance, plus interest, and continue until the line is fully paid. At September 30, 2005, the Company had an outstanding balance of approximately $131,000 under the line of credit.

     (b) The Company has equipment under capital lease obligations expiring at various times through 2008. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.


7.   Shareholders' Deficiency

     Common Stock, Warrants and Option Issuances
     -------------------------------------------

     During the nine months ended September 30, 2005, the Company issued 425,942 unregistered shares of common stock and options to purchase 480,000 shares of its common stock as follows:

     --   The Company issued 311,002 shares,  with a fair value of $244,000,  to
          employees  and   consultants   for  services  which  was  recorded  as
          compensation expense during the nine months ended September 30, 2005;

     -- The Company issued 114,940 shares, with a fair value of $98,000, to its Directors for their services which was recorded as directors' fees during the nine months ended September 30, 2005;

     -- The Company issued 500,000 warrants with a fair value of $142,000 as compensation for the guarantee of a line of credit (see Note 6). For the nine month period ended September 30, 2005, the expense related to the guarantee was approximately $18,000.

     -- The Company issued 5,000 options to purchase common stock to an employee. The options vested upon issuance and have an exercise price of $1.65 per share. The options had a fair value of approximately $5,000 at the date of grant.

     --   The Company  issued  100,000  options to purchase  common  stock to an

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


7,   Shareholders' Deficiency (continued)

     Common Stock, Warrants and Option Issuances, continued
     -------------------------------------------

          employee.  The options  vest ratably over 3 years and have an exercise
          price  of  $0.65  per  share.   The   options  had  a  fair  value  of
          approximately $41,000 at the date of grant.

     -- The Company issued 175,000 options to purchase common stock to an employee. The options vested 20% upon issuance and the balance vest ratably over 3 years and have an exercise price of $0.65 per share. The options had a fair value of approximately $71,000 at the date of grant. The Company also granted 25,000 shares of common stock which vest over two years. The stock had a fair value of $18,000 at the date of grant which was recorded as unearned compensation and is being amortized to compensation expense over two years. For the nine months ended September 30, 2005, $750 was recorded as compensation expense.

     -- Under the terms of an employment agreement, the Company issued to its president 100,000 options to purchase common shares at an exercise price of $0.50 per share. These options have an intrinsic value of $20,000 which was recorded as unearned compensation and will be amortized over 26 months. During the nine months ended September 30, 2005, $7,000 was amortized as compensation expense. In addition, the Company issued to its president 100,000 options to purchase common shares at the market price on the date of the grant. The options had a fair value of $43,000 at the date of grant.

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

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been antidilutive for the periods presented, consist of the following (in thousands):

       Options to purchase common stock                                         5,114
       Convertible preferred stock and warrants to acquire common stock         4,678
                                                                                -----
             Total potential common shares as of September 30, 2005             9,792
                                                                                =====

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


     8.   Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: ASP services and custom engineering services. Revenue for these services was as follows (in thousands):

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                                  2005           2004          2005           2004
                                           ---------------- -------------- ------------- --------------
  ASP IOL fees                                  $1,695         $  1,004         $4,284      $  2,965
  ASP telecommunications fees                        8              136             33           432
  Custom engineering fees                          809              458          2,593         2,024
                                           ---------------- -------------- ------------- --------------
       Total Revenue                            $2,512           $1,598         $6,910        $5,421
                                           ================ ============== ============= ==============

     Major Customers
     ---------------

     For the three months ended September 30, 2005 the Company had two major customers that accounted for 63.8% and 33.5% of the Company's total revenue. These two customers accounted for 67.7% and 29.8% of revenue for the nine months ended September 30, 2005. In 2004 the

8.   Products and Services (continued)

     Company had one major customer that accounted for 90.9% and 95.7% of revenue for the three and nine months ended September 30, 2004, respectively. Accounts receivable from these customers amounted to $1,604,000 at September 30, 2005.


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

     -- The Company and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006 and April 15, 2006, respectively. The Company may seek to defer these dividends further.

     -- The Company may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to the Company, or if available, on terms and conditions that would be acceptable to the Company In 2004, the Company received net proceeds from the sale of Preferred Stock of $1,430,000. Also in 2004 the Company entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and may receive advances up to $250,000 from Diri Rec Fund (see note 5). Further, in June 2005 the Company renewed for a period of two years the $500,000 loan previously

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


9.   Management's Liquidity Plans

          scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see Note 6). As noted above the guarantors were issued warrants and the Company could receive proceeds of $500,000 from the exercise of such warrants which expire on July 11, 2010, although there is no assurance that these warrants will be exercised.

     -- The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 the Company entered into a new agreement to provide IOL services to a Fortune 100 company. Revenue from this new customer accounted for 29.8% of total revenue for the nine months ended September 30, 2005. Management anticipates that revenue from this new customer will continue to increase in 2005 and beyond and expects to further broaden the Company's customer base in 2005.

     -- The Company continues to expand its marketing efforts in order to increase the customer base. In this regard, in 2003, the Company became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. The Company will continue to pursue similar channel partner opportunities. Also, in the fourth quarter 2004 the Company employed a new sales and marketing executive to further expand our sales efforts.

     Management believes that these plans and new initiatives as discussed above will lead to positive cash flows and profitability. While the Company pursues these goals management also believes that the Company's ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through September 30, 2006. There can be no assurance, however, that the Company will achieve the cash flow and profitability goals, or that the Company will be able to raise additional capital sufficient to meet its operating expenses or implement its plan. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

10.  New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in SFAS No 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be re-measured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company's fiscal year following December 15, 2005 (January 1, 2006). The adoption of SFAS No. 123R will

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


10.  New Accounting Pronouncements (continued)

     have no effect on the Company's consolidated cash flows or financial position but will have an adverse effect on the Company's consolidated results of operations.

     In December 2004, the FASB issued FAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." This Statement eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

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

     In March 2005, the FASB issued FIN 47, which is effective for the company on December 31, 2005. FIN 47 clarifies that the phrase "conditional asset retirement obligation," as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No.143"), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an

                      DIRECT INSITE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

10.  New Accounting Pronouncements (continued)

     asset retirement obligation. The company does not expect that adoption of FIN 47 will have a significant effect on its financial position or results of operations.

     In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our financial position or results of operations.

     In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 did not have a material effect on the Company's financial position or results of operations.

     In September  2005,  the FASB  ratified  the  Emerging  Issues Task Force's
     ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.", which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in shareholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. The adoption of these Issues may have a material effect on our consolidated financial position or results of operations in future periods.

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

We also provide additional service offerings in the form of our patented dbExpressTM technology, a management information tool that allows users to visually data mine large volumes of transactional data via the Internet. A complete Internet Customer Care tool set integrated with the EIP&P product set is also available. We operate data centers located at our main office in Bohemia, N.Y. and in Newark, NJ. Our facility in New Jersey is space leased at an International Business Machines ("IBM"), e-business Hosting Center. This co-location / redundancy feature enables us to offer virtually down time free service.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

Currently, IBM, our largest customer, representing approximately 68% and 96% of our revenue for the nine month periods ended September 30, 2005 and 2004, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. A second
Fortune 100 customer accounted for 30% of total revenue for the first nine months of 2005.

As disclosed in Note 6 to the accompanying Condensed Consolidated Financial Statements, during the nine months ended September 30, 2005, we received proceeds from the issuance of Senior Subordinated Secured Notes of $750,000 less expenses of $55,000.

Critical accounting policies

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of our company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

We record revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98- 9) and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, we enter into arrangements whereby we are obligated to deliver to our customer multiple products and/or services (multiple deliverables). In these transactions, in accordance with the Emerging Issues Task Force Issue No. 00-21, we allocate the total revenue to be earned among the various elements based on their relative fair values. We recognize revenue related to the delivered products or services only if:

-- Any undelivered products or services are not essential to the functionality of the delivered products or services;

-- Payment for the delivered products or services is not contingent upon delivery of the remaining products or services;

-- We have an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services and it is probable that such amount is collectible;

-- There is evidence of the fair value for each of the undelivered products or services;

-- Delivery of the delivered element represents the culmination of the earnings process.

The following are the specific revenue recognition policies for each major category of revenue.

ASP Services
------------

We provide transactional data processing services to its customers. Revenue is recognized as the services are performed.

Custom Engineering Services
---------------------------

We recognize revenue for custom engineering services using the percentage of completion method. Progress is measured using the relative fair value of

                      DIRECT INSITE CORP. AND SUBSIDIARIES
specifically identifiable output measures (milestones). Revenue is recognized when the customer accepts such milestones. Costs related to uncompleted milestones are deferred and included in other current assets, when applicable.

Cost of Revenue
---------------

Cost of revenue in the consolidated statements of operations is presented along with operations, research and development costs and exclusive of amortization and depreciation shown separately.

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

Impairment of Long-Lived Assets
-------------------------------

We review our long-lived assets, including capitalized software costs and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected future cash flows. Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during 2002.

Income Taxes
------------

We account for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Earnings per Share
------------------

We display earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted earnings per share amounts since the effect of their inclusion would be anti-dilutive.

Concentrations and Fair Value of Financial Instruments
------------------------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

Item 2 -  Managements Discussion and Analysis or Plan of Operations (continued)

Use of Estimates
----------------

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Results of operations

For the three and nine month periods ended September 30, 2005 we had losses from continuing operations of $74,000 and $656,000, respectively, compared to losses from continuing operations of $559,000 and $1,186,000, in the same periods in 2004, respectively. The decrease in the losses is principally due to an increase in revenue for the three and nine months ended September 30, 2005, partially offset by an increase in operating costs as discussed below. Net loss for the three and nine month periods ended September 30, 2005 was $76,000 and $666,000, respectively, compared to net losses of $561,000 and $926,000 for the same periods in 2004, respectively. This includes losses from discontinued operations of $2,000 and $10,000 in the three and nine month periods ended September 30, 2005, respectively, and a loss of $2,000 and income from discontinued operations of $260,000 for the three and nine months ended September 30, 2004, respectively, that was principally the result of recognizing income related to deferred revenue of $180,000 included in other income of the discontinued operation in the first nine months of 2004.

For the three months ended September 30, 2005 revenue from continuing operations increased $914,000 (57.2%) to $2,512,000 compared to revenue of $1,598,000 for the same period in 2004. For the nine months ended September 30, 2005, revenue from continuing operations increased $1,489,000 (27.5%) to $6,910,000 compared to revenue from continuing operations of $5,421,000 for the same period in 2004. The increase is primarily the result of an increase in revenue from our core business, the ASP IOL services, of $691,000 (68.8%) and $1,319,000 (44.5%) for the three and nine month periods ended September 30, 2005, respectively. Additionally, revenue from engineering services increased $351,000 and $569,000 for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. These increases are principally due to expanded services to a second major customer added in 2004, and further deployment of our IOL services to IBM.. These increases were offset by a decrease of $128,000 and $399,000 in revenue from telecommunications services for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004 . The decrease in the telecommunications services, which accounted for less than 1% of total revenue for the first nine months of 2005 compared to 8.0% for the same period in 2004, is the result of decreased demand for such services.

Costs of operations, research and development increased by $164,000 (18.9%) and $447,000 (17.0%) to $1,032,000 and $3,079,000 for the three and nine month periods ended September 30, 2005, respectively, compared to costs of $868,000 and $2,632,000 for the same periods in 2004. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The increase in costs for the three months ended September 30, 2005 is primarily due to increases in personnel wages and benefit costs of $78,000 from wage increases and staff additions, an increase in professional fees of $35,000 resulting from engaging temporary technical staff, and an increase in software purchases of $28,000. Other operating expenses increased by a net of $23,000. The increase in costs for the nine months ended September 30, 2005 is principally due to increases in personnel wages and benefit costs of $251,000 from wage increases and staff additions, an increase in professional fees of $84,000 resulting from engaging temporary technical staff, and an increase in software purchases of $50,000. All other operating expenses increased $62,000, net.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

Sales and marketing costs were $516,000 and $1,547,000 for the three and nine month periods ended September 30, 2005, respectively, an increase of $130,000 (33.7%) and $346,000 (28.8%) compared to costs of $386,000 and $1,201,000 for the same periods in 2004. For the nine months ended September 30, 2005, professional fees, including personnel recruiting costs, increased $97,000, consulting fees increased $147,000 due to engaging an independent sales representative and promotional costs increased $41,000, while all other costs increased by $61,000, net compared to the same period in 2004. For the three months ended September 30, 2005, professional fees, including personnel recruiting costs, increased $15,000, consulting fees increased $38,000 due to engaging an independent sales representative, travel and entertainment fees increased $24,000 and promotional costs increased $10,000 while all other costs increased by $43,000, net compared to the same period in 2004. We intend to continue increasing our sales and marketing efforts to achieve further growth in our IOL services.

General and administrative costs increased $100,000 (14.4%) and $168,000 (8.0%) to $794,000 and $2,266,000 for the three and nine month periods ended September 30, 2005, respectively, compared to costs of $694,000 and $2,098,000 for the same periods in 2004. For the three and nine month periods ended September 30, 2005, salaries and related costs increased $72,000 and $216,000 compared to the same periods in 2004, principally due to the restoration of salary reductions taken in 2004. Costs for directors meetings decreased $15,000 and increased by $27,000 for the three and nine month periods ended September 30, 2005, respectively, compared to costs for the same periods in 2004. For the three and nine month periods ended September 30, 2005 costs for legal and accounting fees increased $69,000 and $157,000, respectively, compared to the same periods in 2004, principally due to costs incurred for the issuance of the Senior Subordinated Notes and the related registration statement. Insurance costs decreased $19,000 and $67,000 for the three and nine month periods ended
September 30, 2005, respectively, compared to the same periods in 2004, primarily due to rate decreases. Professional fees increased $6,000 and decreased $34,000 for the three and nine month periods ended September 30, 2005, respectively, compared to costs for the same periods in 2004. Travel and entertainment costs decreased $27,000 and $94,000 for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. All other administrative costs increased $14,000 and decreased $37,000 for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004.

Depreciation and amortization expense decreased by $36,000 (27.5%) and $91,000 (21.9%) for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004, primarily due to fully amortizing certain software costs and other computer equipment.


Financial Condition and Liquidity

For the nine months September 30, 2005, we had a loss from continuing operations of $656,000 compared to a loss from continuing operations of $1,186,000 for the same period in 2004. We used $120,000 in cash for continuing operations in the first nine months of 2005 compared to $979,000 for the same period in 2004, an improvement of $859,000 or 87.7%. Cash used in discontinued operations was $55,000 for the nine months ended September 30, 2005, compared to $208,000 for the nine months ended September 30, 2004. We funded the shortfall in cash from operations primarily through the new borrowing noted above.

Cash used in operations, including cash used for discontinued operations, for the nine months ended September 30, 2005 was $175,000, consisting of the net loss of $666,000, reduced by non-cash expenses of $823,000, including depreciation and amortization of $324,000 and stock, warrants and options issued for services of $342,000. In addition, accounts receivable decreased by $224,000 and prepaid expenses and other assets decreased $96,000. Accounts payable, accrued expenses and other current liabilities decreased $99,000 and deferred revenue decreased $508,000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

Cash used in investing activities was $196,000 for the nine months ended September 30, 2005, compared to $90,000 for same period in 2004. This was principally expenditures for equipment. Cash provided by financing activities totaled $130,000 for the nine months ended September 30, 2005, compared to $1,342,000 for the nine months ended September 30, 2004. As noted above, we received proceeds from a new loan financing of $750,000. We also repaid $131,000 of long-term debt and capital lease obligations in the first nine months of 2005. The balance outstanding under short term revolving loans for receivables financing decreased by $489,000 in 2005.

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

     -- We and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006 and April 15, 2006, respectively. We may seek to defer these dividends further.

     -- We may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to us, or if available, on terms and conditions that would be acceptable to us. In 2004, we received net proceeds from the sale of Preferred Stock of $1,430,000. Also in 2004 we entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and may receive advances up to $250,000 from Diri Rec Fund (see Note 5). Further, in June 2005 we renewed for a period of two years the $500,000 loan previously scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see Note 6). ). As noted above the guarantors were issued warrants and we could receive proceeds of $500,000 from the exercise of such warrants which expire on July 11, 2010, although there is no assurance that these warrants will be exercised.

     -- We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 we entered into a new agreement to provide IOL services to a Fortune 100 company. Revenue from this new customer accounted for 29.8% of total revenue for the nine months ended September 30, 2005. Management anticipates that revenue from this new customer will continue to increase in 2005 and beyond and expects to further broaden our customer base in 2005.

     -- We continue to expand our marketing efforts in order to increase the customer base. In this regard, in 2003, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. We will continue to pursue similar channel partner opportunities. Also, in the fourth quarter 2004 we employed a new sales and marketing executive to further expand our sales efforts.

We believe that these plans and new initiatives as discussed above will lead to positive cash flows and profitability. While we pursue these goals we also believe that our ability to raise additional capital through equity and debt

                      DIRECT INSITE CORP. AND SUBSIDIARIES
placements will provide sufficient cash to meet cash requirements at least through September 30, 2006. There can be no assurance, however, that we will achieve the cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet our operating expenses or implement our plan. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.

Item 3 - Controls and Procedures
Disclosures Controls and Procedures
-----------------------------------

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports it files with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

Based on their evaluation of the Company's disclosure controls and procedures which took place as of September 30, 2005, the Chief Executive Officer and the Chief Financial Officer believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. Internal Financial Controls

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accepted accounting principles generally accepted in the United States of
America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal Controls over Financial Reporting
------------------------------------------

It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. However, due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the CFO. We have engaged a consultant to assist with the financial closing process and the preparation of our financial statements. Our Chief Financial Officer thoroughly reviews the work of the consultant and the consultant reviews the work of the Chief Financial Officer. Based on these reviews we have confidence that there have been no irregularities in the Company's financial reporting or in the protection of its assets.

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer and the consultant as mentioned above, of transactions and accounting entries. Given these reportable conditions and material weaknesses, management devoted additional resources to closing and preparing the report for the quarter ended September 30, 2005. As a result, we are confident that our financial statements for the quarter ended September 30, 2005 fairly present, in all material respects, our financial condition and results of operations.

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




DIRECT INSITE CORP.




/s/ James A. Cannavino
-------------------------------------------
James A. Cannavino, Chief Executive Officer       November 14, 2005



/s/ Michael J. Beecher
-------------------------------------------
Michael J. Beecher, Chief Financial Officer       November 14, 2005
  And Principal Accounting Officer