Form 10KSB
period 2005-12-31
DIRECT INSITE CORP
filed 2006-04-17
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2005
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Title of each class        Name of each exchange on which registered
         --------------------      ------------------------------------------
   Common Stock, par value $.0001                   OTC - BB

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ } No [ X ]

State issuer's revenues for its most recent fiscal year: $8,870,000

As of March 17, 2006, there were 4,933,028 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $2,255,409 based on the closing sales price of the Common Stock as quoted on the OTC-BB on such date.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one).  Yes [  ]  No [ X ]

                      Direct Insite Corp. and Subsidiaries
                Form 10-KSB for the Year Ended December 31, 2005

                                Table of Contents
                                -----------------

PART I
                                                                                       PAGE
                                                                                       ----

         ITEM 1     Description of  Business                                             1

         ITEM 2     Description of  Properties                                          13

         ITEM 3     Legal Proceedings                                                   13

         ITEM 4     Submission of Matters to a Vote of Security Holders                 13

PART II

         ITEM 5     Market for Common Equity and Related Stockholder Matters            14

         ITEM 6     Management's Discussion and Analysis or Plan of Operation           14

         ITEM 7     Financial Statements                                                23

         ITEM 8.    Changes in and Disagreements with Accountants on Accounting         24
                    and Financial Disclosure

         ITEM 8A.   Controls and Procedures                                             24

PART III

         ITEM 9.    Directors, Executive Officers, Promoters and Control
                    Persons; Compliance with Section 16(A) of the Exchange Act          25

         ITEM 10.   Executive Compensation                                              27

         ITEM 11.   Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters                          30

         ITEM 12.   Certain Relationships and Related Transactions                      30

         ITEM 13.   Exhibits and Reports on Form-8K                                     31

         ITEM 14.   Principal Accountant Fees and Services                              34


SIGNATURES                                                                              35

CERTIFICATIONS                                                                          36

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

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

     In March, 2000, Mr. James A. Cannavino was elected a board member and Chairman of the Board. Shortly thereafter, Dr. Dennis Murray, president of Marist College and Mr. Charles Feld, Founder and Chief Executive Officer of the Feld Group, and Chief Information Officer of First Data Resources and the former Chief Information Officer of Delta Air Lines, were elected to our Board of Directors. In April, 2000, Mrs. Carla J. Steckline, the then attorney general of the state of Kansas, was elected to serve as a member of the Board. As part of the terms and conditions of our financing transaction with Metropolitan Venture Partners II, L.P., a private equity investment firm, ("Metropolitan"), Mr. Peter Yunich, their managing partner, was elected to our Board in September, 2002. In February 2004, Mr. Bernard Puckett, Chairman of the Board of Openwave Systems, Inc. and former Senior Vice President of Strategy and Business Development at IBM, was appointed to our Board, replacing Mr. Feld, who had previously resigned to assume new responsibilities at Electronic Data Systems ("EDS"). In February 2005, Mr. Michael Levin, Managing Director of Metropolitan Venture Partners Corp., was appointed to the board to succeed Mr. Yunich who resigned from the board for personal reasons.

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

     Currently, IBM, our largest customer, representing approximately 68% and 92% of our revenue for the years ended December 31, 2005 and 2004, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. Also in 2004 we added our second Fortune 500 company to our customer base and this customer accounted for approximately 28% and 7% of revenue for the years ended December 31, 2005 and 2004, respectively.

Recent Financing

     On June 30, 2005, we obtained a new line of credit in the principal amount of $500,000 with JPMorgan Chase Bank evidenced by a Grid Demand Promissory Note (the "Credit Facility) replacing a prior credit facility dated June 27, 2003, under substantially similar terms, but extending the original Maturity Date to June 30, 2007. As a condition precedent to providing the Credit Facility, the JPMorgan Chase Bank required guarantees of our obligations from Tall Oaks Group LLC ("Tall Oaks") and Lawrence Hite (managing member of Tall Oaks) and a collateral agreement from Tall Oaks. In consideration of the issuance of such guarantee and delivery of the collateral agreement, on July 12, 2005, the Company issued and delivered to Tall Oaks warrants with an initial exercise price of $1.00 per share to purchase an aggregate of 500,000 shares of the common stock of Company.

     In March 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Sigma Opportunity Fund LLC ("Sigma") and Metropolitan Venture Partners II, L.P. ("MetVP"), collectively the "Buyers", whereby the Buyers purchased Senior Subordinated Secured Notes (the "Note Purchase") in the aggregate amount of $750,000. The notes bear interest at the rate of five percent (5%) per year beginning June 28, 2005, and are payable quarterly in cash or common stock at the option of the Buyers. The Notes mature on the earlier to occur of (i) September 29, 2006, or (ii) the date on which demand for payment of the loan payable to JPMorgan Chase Bank is made. In connection with the note purchase the Buyers were issued warrants to purchase 750,000 common shares of the Company. The initial exercise price of the warrants was $0.90 per share of common stock.

     Sigma had an exclusive right to lead a "Follow-on-Financing" for 45 days following the closing and the Company had granted Sigma additional time. In the event that the Follow-on-Financing had occurred the exercise price of the warrants issued in conjunction with the Note Purchase would have been adjusted as agreed between the Company and the buyers. The Follow-on-Financing was not consummated; as such, the exercise price of the warrants was reduced to $0.01 per common share.

     Under the terms of the agreement, on September 1, 2005 the Company filed with the Securities and Exchange Commission a Registration Statement to register a number of common shares equal to the maximum number of shares that would be issuable to the Buyers in payment of interest on the notes through the maturity date plus a number of common shares issuable upon exercise of the warrants. The Company is required to pay liquidating damages in the amount of 1% per month of the purchase price paid for the first two months and 2% for the remaining months to the buyers upon the occurrence of the following events:


     1.   Failure to file a registration statement by August 30, 2005
     2. Failure to have the registration statement declared effective by December 31, 2005
     3. Failure to maintain the effectiveness of the registration statement until the earlier of (a) March 29, 2008, (b) the date whereby all the securities may be sold pursuant to Rule 144 (c) the date on which the Buyers no longer hold the securities
     4. Failure to be listed on the OTC Bulletin Board, American Stock Exchange, Nasdaq, Nasdaq SmallCap or New York Stock Exchange 5. Failure to timely deliver warrant or interest shares.

     As such under the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" the Company was required to record the warrants issued as a derivative liability at fair value on the date of issuance. (See Note 18) In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting this liability will be adjusted for changes in its fair value. The fair value of the warrants is determined using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates and the period close risk free interest rate for the warrants expected remaining useful life are the key assumptions used in the valuation calculation. Period to period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have no cash effect over the life of the instrument. The change in the fair value of the warrants for the year ended December 31, 2005 was $105,000.

     The Company recorded a debt discount of $565,000 based on the residual value of the proceeds received and the fair value of the warrants. This discount is being amortized over the life of the loan using the effective interest rate method. Amortization of $189,000 was recorded as interest expense during the year ended December 31, 2005

     In November 2004 the Board of Directors authorized us to sell up to 1,500 shares of Series D Redeemable Preferred Stock ("Series D Preferred") at $1,000 per share. The holders of Series D Preferred are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on April 1, 2006. The holders of Series D Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series A, B and C Preferred Stock. As of December 31, 2004 we had sold 100 shares of Series D Preferred and received proceeds of $100,000. The buyer was issued warrants to purchase 90,909 common shares at an exercise price of $2.03 per share in conjunction with the sale.

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

     In June 2003, the Company's Board of Directors approved the exchange of the then outstanding obligations to our Chairman and Chief Executive Officer, Markus & Associates and Tall Oaks Group, LLC for 974 shares of Series B Preferred Stock at an exchange ratio of $1,000 of debt per share ("Price Per Share"). The Series B Preferred was issued as follows:

     o 266 shares were exchanged for $266,000 of debt obligation to our Chairman and Chief Executive Officer;
     o 208 shares were exchanged for $208,000 of debt obligation to Markus & Associates; and
     o 500 shares were exchanged for $500,000 of debt obligation to Tall Oaks Group, LLC.

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

     Between September 2002 and June 2003, the Company sold a total of 134,680 shares of Series A Convertible Preferred Stock, ("Series A Preferred") in consideration for the gross amount of $2,750,000 to Metropolitan Venture Partners II, L.P. Each share of Series A Preferred is convertible into 10 shares of common stock of the Company. The Series A Preferred is automatically convertible into common shares on September 25, 2008. The holders of the Series A Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The payment of the first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. In May 2004 the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on February 1, 2005 until February 1, 2006. In the event the Company elected to pay the dividend on February 1, 2006 the Holders would receive a premium of $129,000. In December 2004 the Company exercised its right to defer payment of this dividend until February 1, 2006. Also, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on September 25, 2005 until February 1, 2006. As a result of this deferment, the Company agreed to pay a premium of $26,000. At December 31, 2005 there were $1,075,000 of dividends accrued and unpaid for Series A Preferred Holders and remain unpaid as of March 31, 2006.

     Management believes the Company is precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

Discontinued Products and Services

     In 2001 we acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which marketed its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. As a result of the lack of development of the Platinum business and to focus our resources on our core business, in December 2003, we decided to close the operations of Platinum. For the year ended December 31, 2005 Platinum incurred a loss of $17,000. For the year ended December 31, 2004 the Company recognized income from the discontinued operations of $288,000 as a result of settling certain liabilities of the Platinum operation for less than the original obligation. The income (loss) is reflected as Income (Loss) from Discontinued Operations in the accompanying Consolidated Statements of Operations.

PRODUCTS AND SERVICES

     We currently operate in one business segment, the Electronic Billing Presentment and Payment ("EBP&P") sector, and, during the years 2005 and 2004, have provided two primary forms of service offerings: EBP&P Application Service Provider ("ASP") Services, and Custom Engineering Services.

     Within the ASP offering we provide two primary services:

o    Invoices On Line, an EBP&P offering, and;

o    dbExpress, a data visualization and mining service

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

     From a system user perspective, IOL is operated on behalf of an enterprise that delivers goods and services to a customer. Subsequent to delivery, IOL would be the vehicle for the service provider or "Biller" to present an invoice to the customer, who would become the "Payer" of an invoice. IOL provides the following functions on behalf of the Biller to the customer or Payer:

     o Summary View of Invoice. IOL enables the Payer to view a collection of all invoices being presented to the Payer and further allows the payer to view a summary of the amount due for goods and services. This allows the Payer to view the total amount due as well as a summary of the collection of goods and services delivered.

     o Complex Presentment. (Data centric views). Historically, paper invoices have been used by Billers as the primary vehicle to communicate the types of goods and services delivered to customers. Because of the fundamental limitations of the amount of detail that could be present in a "single sheet" paper invoice, there was a general lack of detail provided to the customers. The result of the absence of detail resulted in calls to the biller in order to obtain more information. IOL is based on a hierarchical data structure that allows the user the convenience of seeing a high level summary of all invoices or to "drill down" on any given invoice or any line item of an invoice. This "Data-centric" model conveniently supports high level summary or low level explanatory information to satisfy the customers needs to understand, verify and pay the invoice.

     o Data Mining and Visualization. Another benefit of data-centricity is the ability to utilize the dbExpress data mining technology across the entire enterprise to analyze line item detail information - not just a single operating unit or limited geographical area of the business. Additionally, IOL provides a significant archiving capability such that 12 to 24 months of historical invoicing/charges can be data mined for trend and optimization opportunities. The results of the mining activity are presented in a highly visualized manner to the user.

     o Notification. Email notification is used to provide invoice alerts, disputes, workflow, administration, invoice status and payment timing.

     o Multi-tiered Accounts. This capability is used for allocating portions of an invoice across complex, payer organizational structures with multiple levels of management and associated viewing rights and/or privileges often found in large enterprise accounts.

     o Workflow Management. Enables the user to electronically route the invoice through the approval chain; passing the designated portions of an invoice to necessary parties for approval. This will also assist the user's ability to verify whether the approving parties have received the invoice and if the portion has been reviewed, approved or disputed..

     o Dispute Management. This capability supports the ability of the customer/payer to dispute a charge at the invoice level or at the level of any line time within the invoice. Once invoked, the billing dispute function provides for automatic "forms fill" of the information related to the dispute and automatically routes the dispute to the appropriate customer support organization.

     o Payment and Remittance. This facility supports multiple payment options such as full payment, schedule payment and auto payment. The system also supports balance-forward accounting or open invoice accounting. Pre-scheduled payments are also supported by the system.

     o Billing Inquiry (or Trouble Ticket). The process of customer or payer registering a disagreement with a given line item of the invoice or simply needing to require a clarification of additional supporting data is supported through the Billing Inquiry function".

     o Report Capabilities. Users can track orders, disputes, billing inquires, payments and system usage. This reporting function is driven by an online analytical processing (OLAP) tool that plugs into the user's database. This text reporting capability complements the graphical representation of results that is the output of the dbExpress data-mining tool.

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

     High Power / Low Cost - dbExpress(TM) enables users to analyze millions of records over the Internet without the need to first download the data being analyzed.

     Better Access to Information - dbExpress(TM) improves the accessibility to databases created by database management systems (DBMS) by eliminating the need to write queries in computer code and facilitates data searches through the use of graphical query tools. We believe that this results in more timely and better quality business decision-making.

     Broader Access to Information. - dbExpress(TM) enables a broader population within an organization to visually and interactively mine data without the need or support from internal or external management information system (MIS) professionals. dbExpress(TM) performs these tasks faster than conventional database systems.

     Ease of Use - dbExpress(TM) utilizes a simple "point-and-click" navigation approach, which enables the user to view and analyze data down to the lowest level of detail. dbExpress(TM) provides powerful functionality via the Internet that allows the exploration of data patterns, trends, and exceptions. Data searches, queries and analyses can be converted to sophisticated, simple to use presentations providing integrated business graphics and report writing capabilities.

     Interfaces With Leading Databases and Other Tools - dbExpress(TM) provides direct access to leading databases and can be exported to popular spreadsheets, report writers, graphics packages and word processors.

     Integrates Data From Multiple Vendors - When dbExpress(TM) reads a database, it creates its own summaries of information through a proprietary process. This permits users to access and compare information contained in enterprise-wide databases created by different vendors simultaneously in the d.b.Express' user-friendly environment.

     Works  in  Common  Operating   Environments  -  dbExpress(TM)  operates  in
virtually all file server and peer-to-peer networking environments providing secure visual data mining functionality through Internet browsers.

     High Processing Speed - Once a database source has been processed, dbExpress(TM) employs proprietary matrix storage technology rather than rereading each data element in that database. The elimination of this rereading step increases the speed of data access, enabling ad-hoc analysis at a rate that has been demonstrated to be far faster than possible with any other system.

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

     We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of March 31, 2006, our research and development group consists of 26 employees. Further, when needed, we retain the services of independent professional consultants. We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position. For the years ended December 31, 2005 and 2004, research and development expenses were approximately $2,668,000, and $2,227,000, respectively. We believe that investments in research and development are required in order to remain competitive.

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

Harbor Payments, Inc., a privately held company based in Atlanta, Georgia provides invoice presentment and payment solutions to large enterprise clients. In July 2005, Harbor acquired the EIPP business of Emergis Technologies, Inc. and the business of Velosant LP in 2004.

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

EMPLOYEES

     We had 57 employees, all in the United States, at March 31, 2006, including 39 in technical support, (including research and development), 9 in marketing, sales and support services, and 9 in corporate finance and administration. Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel. We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.


INTELLECTUAL PROPERTY

     We  have  two  federally  registered   trademarks,   which  we  rely  upon:
"dbExpress(TM)" and "dbACCEL(TM)". In addition, we received a patent for the proprietary aspects of our dbExpress technology in 1994, and a second, expanded patent on that technology in 1995, which broadened the claims regarding the product's graphical interface and indexing. No assurance can be given that our patents and copyrights will effectively protect us from any copying or emulation of our products in the future.

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


RISK FACTORS

     You should carefully consider the factors described below and other information contained in this prospectus. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This prospectus also contains forward-looking statements that involve risks and uncertainties. Please refer to "Special Note Regarding Forward-Looking Statements" included elsewhere in this prospectus.

Historically, our operations have not been profitable and we cannot guarantee that they will become profitable in the future.

     For the years ended December 31, 2005 and 2004, we sustained net losses of $991,000, and $1,283,000, respectively. We continue to sustain losses in the current fiscal year, and we cannot guarantee that we will achieve profitability in the future.

We may not be able to obtain funds necessary for the ongoing operation of our business on terms which are acceptable to us.

     At December 31, 2005, we had a working capital deficit of $4,425,000. Based on our current levels of operations and commitments, we believe we will need to generate positive cash flows from operations in order to decrease our dependence on outside financing. If we do not generate sufficient cash flow from operations, adequate funds for us to operate our business on terms which we find acceptable, whether equity financing, debt financing or from other sources, may not be available when we need it and may result in significant dilution to our existing securityholders. We have no additional bank or other credit facility or other readily available access to debt financing. If we are unable to secure additional funding when needed, we may be forced to decrease or eliminate certain current or expansion activities. Ultimately, our inability to obtain sufficient funds from operations or external sources would have a material adverse effect on our financial condition and viability.

The large number of shares available for future sale may adversely effect the market price of our stock.

     We have 4,933,028 shares of common stock outstanding as of December 31, 2005, of which approximately 2,500,000 shares are freely tradable. We also have 9,532,238 shares issuable upon the conversion of preferred stock, exercise of options and exercise of warrants. If all of our outstanding options, warrants and convertible securities were exercised or converted, we would have 14,465,266 shares outstanding. The issuance of such a large number of shares could have a significant adverse effect on the market for, as well as the price of, our common stock. A decline in the market price also may make the terms of future financings using our common stock or using convertible debt more burdensome.

Our planned growth may cause a strain on our management and other resources.

     We are pursuing a business strategy that has involved and is expected to continue to involve significant growth over at least the next twelve months. We cannot guarantee that we will be able to achieve our planned growth. Accomplishing our objectives will depend upon a number of factors, including our ability to develop products internally with emphasis on the exploitation of our IOL products and d.b.Express products. We may also incur development, acquisition or expansion costs that represent a higher percentage of total revenues than larger or more established companies, which may adversely affect our results of operations.

We may not be able to compete favorably in the competitive information solutions industry.

     The market for our information solutions is intensely competitive. We face competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than we do. There can be no assurance that we will be able to compete effectively with such entities.

Our operations are dependent upon key management personnel.

     We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management. In particular, the loss of James Cannavino, our Chairman and Chief Executive Officer, or any of our other executive officers or senior managers, could have a material adverse effect on our business.

Two customers account for a significant percentage of our revenue.

     We have two customers that accounted for approximately 97% and 99% of our revenue for the years ended December 31, 2005 and 2004, respectively. The loss of either of these customers would have a material adverse effect on our business, financial condition and results of operations.

Our success depends upon protecting our intellectual property.

     The computer software industry is characterized by extensive use of intellectual property protected by copyright, patent and trademark laws. While we believe that we do not infringe on the intellectual property rights of any third parties in conducting our business, any allegations of infringement, or disputes or litigations relating to infringement, could have a material adverse affect on our business, financial condition and results of operations. If we cannot prevent third parties from using our proprietary technology without our consent or without compensating us for the use of the technology, we believe that it could adversely effect our ability to compete. We cannot guarantee that our patents and copyrights will effectively protect us from any copying or emulation of our products in the future.

Our common stock is quoted on the OTC Bulletin Board, which may limit the liquidity and price of those securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

     Our common stock is currently quoted and traded on the OTC Bulletin Board ("OTCBB"), an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the NASDAQ Stock Market or national exchange. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on the NASDAQ Stock Market or a national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. Institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. The factors may have an adverse impact on the trading and price of our securities.

     Trading in our common stock has been limited, so investors may not be able to sell as many of their shares as they want at prevailing prices.

     The average daily volume of trading in our common stock for the three month period ended March 31, 2006 was 3,161 shares. If limited trading in our common stock continues, it may be difficult for investors who purchase shares of common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

     We cannot predict whether an active market for our common stock will develop in the future. In the absence of an active trading market:

     o Investors may have difficulty buying and selling or obtaining market quotations;
     o    Market visibility for our common stock may be limited; and
     o Lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Our common stock is subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be severely limited.

     Currently, we have net tangible assets less than $5,000,000 and our common stock has a market price per share of less than $5.00. Therefore, transactions in our common stock are subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional investors:

     o    Must  make  a  special  written  suitability   determination  for  the
          purchaser;

     o Receive the purchaser's written agreement to a transaction prior to sale;

     o Provide the purchaser with risk disclosure documents which identify risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

     o Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

     As a result of these requirements, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our stock will be significantly limited. Accordingly, the market price of our stock and other publicly traded securities may be depressed, and it may be more difficult to sell our shares.

Our stock price may be volatile.

     The stock market in general, and the market for shares of technology companies in particular, have experienced extreme price fluctuations, often unrelated to the operating performance of the affected companies. Many technology companies, including us, have experienced dramatic volatility in the market prices of their common stock. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. We cannot be certain that the market price of our common stock will remain stable in the future. Our stock price may undergo fluctuations that are material, adverse and unrelated to our performance.

Our charter provisions and statutory law may inhibit changes in control of our company.

     Our certificate of incorporation and bylaws contain provisions which may discourage takeover attempts and hinder a merger, tender offer or proxy contest targeting us, including transactions in which securityholders might receive a premium for their shares. This may limit your ability as a stockholder to approve a transaction that you may think is in your best interests. These provisions could reduce the price that certain investors might be willing to pay in the future for shares of common stock or preferred stock. Moreover, although our ability to issue preferred stock may provide flexibility in connection with possible acquisitions and other corporate purposes, such issuance may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our voting stock. Furthermore, we may in the future adopt other measures that may delay, defer or prevent a change in control. We may adopt some of these measures without any further vote or action by securityholders.


Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

     We currently maintain leased facilities in the locations listed below:

    -------------------------- ----------------------- -------------------- ------------------------ -------------------------
           Description                Location           Square Footage           Lease term            Annual Rental Cost

    -------------------------- ----------------------- -------------------- ------------------------ -------------------------
    Corporate office           Bohemia, NY                    10,000               7/1/04 - 6/30/06          $206,136
    Satellite office           Deerfield Beach , FL            1,721              11/1/05 - 10/31/08          $37,981
    Co-location facility       Newark, NJ                     Note 1              10/1/03 - 3/31/08           $85,656
    -------------------------- ----------------------- -------------------- ------------------------ -------------------------

Note 1. We are obligated under the terms of an agreement with our major customer to maintain a co-location site at an IBM eHosting facility in Newark, New Jersey or an agreed on alternative location. The redundant facility provides us with, among other things, switches, routers, racks, connections to Internet network access points, at a variety of bandwidths, various levels on monitoring, and access to problem management support. The lease expires on March 31, 2008.

Item 3.  LEGAL PROCEEDINGS
         -----------------

     We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 2005.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

(a) Market Information

     Our common stock is traded on the Over-The -Counter Bulletin Board since October 24, 2003. Previously our stock was traded on NASDAQ SmallCap market since September 23, 1992. The following table sets forth the high and low sales prices for our common stock by the quarters indicated:

                                         High         Low
                                         ----         ---
2004
     First Quarter                       1.200       0.560
     Second Quarter                      2.450       0.780
     Third Quarter                       2.500       1.500
     Fourth Quarter                      2.400       1.600

2005
     First Quarter                       1.750       0.760
     Second Quarter                      0.970       0.620
     Third Quarter                       0.930       0.530
     Fourth Quarter                      0.790       0.590

2006
     First Quarter                       0.710       0.070

(b) As of March 31, 2006, there were 2,570 shareholders of record. We estimate that there are approximately 10,700 shareholders, including shareholders whose shares are held in the name of their brokers or stock depositories.

(c) There were no cash dividends or other cash distributions made by us during the year ended December 31, 2005 to common shareholders. In 2003, we paid dividends of $30,000 to Preferred Series B shareholders. Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) During the fourth quarter of 2005, no shares of our common stock were issued.


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

     We primarily operate as an application service provider ("ASP") and, market an integrated "fee for services" offering providing high volume processing of transactional data for billing purposes, electronic bill presentation and payment ("EBP&P") as well as visual data analysis and reporting tools delivered via the Internet for our customers. Our core technology is dbExpress(TM), the proprietary and patented management information tool, which provides targeted access through the mining of large volumes of transactional data via the Internet. Further, in 2001, we began to provide custom engineering services for our customers. These services have increasingly become a significant source of revenue for us and we believe will continue to increase. Additionally, we believe that this type of service leads to recurring revenue streams similar to our ASP products.

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

     Currently, IBM, our largest customer, representing approximately 68% and 92% of our revenue for the years ended December 31, 2005 and 2004, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. Also in 2004 we added our second Fortune 500 company, Electronic Data Systems Corp. ("EDS") to our customer base. EDS accounted for approximately 28% and 7% of revenue for the years ended December 31, 2005 and 2004, respectively.

Discontinued Operations

     In 2001 we acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which marketed its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. As a result of the lack of development of the Platinum business and to focus our resources on our core business, in December 2003 we decided to close the operations of Platinum. For the year ended December 31, 2005 the Company recognized a loss from discontinued operations of $17,000 and for the year ended December 31, 2004 the Company recognized income from the discontinued operations of $288,000 as a result of settling certain liabilities of the Platinum operation for less than the original obligation. The income (loss) is reflected as Income (Loss) from Discontinued Operations in the accompanying Consolidated Statements of Operations.

Recent Financing

     On June 30, 2005, we obtained a new line of credit in the principal amount of $500,000 with JPMorgan Chase Bank evidenced by a Grid Demand Promissory Note (the "Credit Facility) replacing a prior credit facility dated June 27, 2003, under substantially similar terms, but extending the original Maturity Date to June 30, 2007. As a condition precedent to providing the Credit Facility, the JPMorgan Chase Bank required guarantees of our obligations and a collateral agreement. In consideration of the issuance of such guarantee and delivery of the collateral agreement, on July 12, 2005, Company issued and delivered to Tall Oaks Group L.L.C. warrants with an initial exercise price of $1.00 per share to purchase an aggregate of 500,000 shares of the common stock of Company.

     On March 29 2005 we entered into a Securities Purchase Agreement with Sigma Opportunity Fund LLC ("Sigma") and Metropolitan Venture Partners II, L.P.

("MetVP"), collectively the "Buyers", whereby the Buyers purchased Senior Subordinated Secured notes (the "Note Purchase") in the aggregate amount of $750,000. The notes bear interest at the rate of five percent (5%) per year beginning June 28, 2005 and mature on the earlier to occur of (i) September 29, 2006; (ii) the date on which demand for payment of the Grid Demand Promissory Note, dated as of June 27, 2005 payable to JPMorgan Chase Bank is made, and
(iii) the due date of the loan payable to JPMorgan Chase Bank pursuant to such Grid Demand Promissory Note, including if due on demand and whether or not demand for payment is actually made. In connection with the note purchase the Buyers were issued warrants to purchase 750,000 of our common shares. The exercise price of the warrants is $0.90 per share of common stock subject to adjustment on the occurrence of certain events. Sigma had the right to lead a "Follow-on Financing." In the event that the Follow-on-Financing did not occur, the exercise price of the warrants would be $0.01 per common share. As of the date hereof, we have elected not to pursue the Follow-on-Financing with Sigma and, as a result, the exercise price of the warrants is $0.01 per share. Under the terms of the Securities Purchase Agreement, the Company is obligated to file a registration statement to register shares underlying the warrants and interest shares. In the event that the Company does not timely file a registrations statement or the registration statement does not become effective, then the holders are entitled to certain liquidated damages.

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

     In June 2003, the Company's Board of Directors approved the exchange of the then outstanding obligations to our Chairman and Chief Executive Officer, Markus & Associates and Tall Oaks Group, LLC for 974 shares of Series B Preferred Stock at an exchange ratio of $1,000 of debt per share ("Price Per Share"). The Series B Preferred was issued as follows:

     o 266 shares were exchanged for $266,000 of debt obligation to our Chairman and Chief Executive Officer;

     o 208 shares were exchanged for $208,000 of debt obligation to Markus & Associates; and

     o 500 shares were exchanged for $500,000 of debt obligation to Tall Oaks Group, LLC ("Tall Oaks").

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

     Between September 2002 and June 2003, the Company sold a total of 134,680 shares of Series A Convertible Preferred Stock, ("Series A Preferred") in consideration for the gross amount of $2,750,000 to Metropolitan Venture Partners II, L.P. Each share of Series A Preferred is convertible into 10 shares of common stock of the Company. The Series A Preferred is automatically convertible into common shares on September 25, 2008. The holders of the Series

A Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The payment of the first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. In May 2004 the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on February 1, 2005 until February 1, 2006. In the event the Company elected to pay the dividend on February 1, 2006 the Holders would receive a premium of $129,000. In December 2004 the Company exercised its right to defer payment of this dividend until February 1, 2006. Also, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on September 25, 2005 until February 1, 2006. In the event the Company elected to pay this dividend on February 1, 2006 the Holders would receive a premium of $26,000. As of March 31, 2006 the Company has not paid any dividends to preferred share holders.

     Management believes the Company is precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

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

     Revenue Recognition
     -------------------

     We record revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, we enter into arrangements whereby we are obligated to deliver to our customer multiple products and/or services (multiple deliverables). In these transactions, in accordance with the Emerging Issues Task Force Issue No. 00-21, we allocate the total revenue to be earned among the various elements based on their relative fair values. We recognize revenue related to the delivered products or services only if:

o Any undelivered products or services are not essential to the functionality of the delivered products or services;

o Payment for the delivered products or services is not contingent upon delivery of the remaining products or services;

o We have an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services and it is probable that such amount is collectible;

o There is evidence of the fair value for each of the undelivered products or services;

o Delivery of the delivered element represents the culmination of the earnings process.

     The following are the specific revenue recognition policies for each major category of revenue.

     ASP Services
     ------------

     The Company provides transactional data processing services through its ASP software solutions to its customers. The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes. Revenue is recognized as the services are performed.

     Custom Engineering Services
     ---------------------------

     The Company performs custom engineering services which are single contractual agreements involving modification or customization of the Company's proprietary ASP software solution. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized at the lessor of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production Type Contracts".

     Cost of Revenue
     ---------------

     Cost of revenue in the consolidated statements of operations is presented along with operations, research and development costs and exclusive of amortization and depreciation shown separately. Custom Engineering Services costs related to uncompleted milestones are deferred and included in other current assets, when applicable.

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

     Impairment of Long-Lived Assets
     -------------------------------

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" we review our long-lived assets, including capitalized software costs and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, we compare the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected future cash flows

     Income Taxes
     ------------

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

Financial Condition and Liquidity

     For the year ended December 31, 2005, we incurred a loss from continuing operations of $974,000 compared to a loss from continuing operations of $1,571,000 for the year ended December 31, 2004, an improvement of $597,000 or 38%. Cash provided from continuing operations for the year ended December 31, 2005 was $91,000 compared to cash used for operations of $1,050,000 for the year ended December 31, 2004. Cash used for discontinued operations was $68,000 for the year ended December 31, 2005 compared to $221,000 in 2004. We funded the shortfall in cash from operations through the issuance of the Senior
Subordinated   Secured  Notes  of  $750,000  as  discussed  above  under  Recent
Financings.

     Cash used in operations (including cash used for discontinued operations) for the year ended December 31, 2005 was $23,000, consisting of the net loss from continuing operations of $974,000, offset by non-cash expenses of $923,000, including depreciation and amortization on property and equipment and debt discount of $599,000, common stock and options issued for services valued at $347,000 and amortization of deferred stock based compensation of $87,000, offset by a change in the fair value of warrants of $105,000. Cash from operations was increased by a decrease in accounts receivable and prepaid expenses and other current assets of $80,000, offset by an increase in other assets of $35,000, a decrease accounts payable and accrued expenses of $76,000 and an increase in deferred revenue of $173,000. Additionally, net cash used in discontinued operations was $68,000.

     Cash used in investing activities was $223,000 for the year ended December 31, 2005, compared to $114,000 for the previous year. This was principally expenditures for equipment in 2005 and 2004.

     Cash from financing activities totaled $258,000 for the year ended December 31, 2005, compared to $1,616,000 in the prior year. We received net proceeds from issuance of Senior Subordinated Secured notes of $750,000. Advances from credit lines for receivable financing decreased $317,000 for the year ended December 31, 2005 and we made repayments on lines of credit and capital leases of $175,000.

     As a result of these operating, investing and financing activities cash increased by $58,000 to $364,000 at December 31, 2005.

Management's Liquidity and Financing Plans

     In order to meet our cash needs and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     o In March 2005 we closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less legal fees of $55,000 (see Note 8 to the accompanying consolidated financial statements).

     o We and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006 and April 15, 2006, respectively. We may seek to defer these dividends further. We believe the Company is precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

     o We may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to us, or if available, on terms and conditions that would be acceptable to us. In 2004, we received net proceeds from the sale of Preferred Stock of $1,430,000. Also in 2004 we entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and may receive advances up to $250,000 from Diri Rec Fund (see Note 4 in the accompanying consolidated financial statements). Further, in June 2005 we renewed for a period of two years the $500,000 loan previously scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see Note 8). As noted above the guarantors were issued warrants and we could receive proceeds of $500,000 from the exercise of such warrants which expire on July 11, 2010, although there is no assurance that these warrants will be exercised.

     o We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 we entered into a new agreement to provide IOL services to a Fortune 500 company. Revenue from this new customer accounted for 28% of total revenue for the year ended December 31, 2005. Management anticipates that revenue from this new customer will continue to increase in 2006 and beyond and expects to further broaden our customer base in 2006, although there is no assurance that we will be able to further broaden our customer base.

     o We continue to expand our marketing efforts in order to increase the customer base. In this regard, in 2003, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. We will continue to pursue similar channel partner opportunities. Also, in the third quarter 2005 we employed a new sales and marketing executive to further expand our sales efforts.

     We believe that these plans and new initiatives as discussed above will lead to positive cash flows and profitability. While we pursue these goals we also believe that our ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through December 31, 2006. There can be no assurance, however, that we will achieve the cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet our operating expenses or implement our plans. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.

Results of Operations

     IBM continues to be our largest customer accounting for 68% and 92% of total revenue for the years ended December 31, 2005 and 2004, respectively. We derive revenue from IBM from the sale of our Invoices On Line ("IOL") managed services (ASP) as well as custom engineering services. During the second half of 2001, we entered into an agreement with IBM wherein for a per transaction fee, we enable IBM to present invoices to their customers via the Internet. Our IOL service is an electronic invoice presentment and payment system ("EIP&P") offering and has been expanded to include additional functionality. In March 2002, the parties signed a new agreement, which allows IBM to expand this EIP&P offering to more of its customers, both domestic and international. . Also in 2004 we added our second Fortune 500 company to our customer base and this customer accounted for approximately 28% and 7% of revenue for the years ended December 31, 2005 and 2004, respectively. We continue to actively pursue new sales opportunities to reduce sales concentration.

     For the year ended December 31, 2005 revenue from continuing operations increased $1,312,000 or 17.4% to $8,870,000 compared to revenue from continuing operations of $7,558,000 in 2004. The increase is primarily due to an increase in IOL and Customer Presentable Invoice ("CPI") services, our ASP service offerings and engineering services of $1,802,000, offset by a decrease of $490,000 in telecommunications management services ("TAMS"). The increase in revenue from ASP services was the result of further deploying our ASP services in Europe and the Asia Pacific regions and IOL services to a new customer. The decrease in the TAMS services resulted from a decrease in demand and our focus on our EIP&P ASP services. We expect that new projects begun in late 2005 and the addition of new customers and new projects in 2006 will lead to an increase in our ASP and custom engineering revenue in 2006.

     Costs of operations, research and development increased by $404,000 (11.2%) to $4,024,000 for the year ended December 31, 2005 compared to the costs in 2004. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The increase in costs is principally due to increases in staffing costs of $293,000, and professional fees of $55,000, offset by a decrease in rent for our co-location production facility of $26,000. All other operating expenses combined increased approximately $82,000 net.

     Sales and marketing costs were $1,984,000 for the year ended December 31, 2005, an increase of $308,000 or 18.4% compared to the same costs in 2004. Consulting and professional fees increased by $219,000 principally from reassignment of other consulting fees from other departments. Travel and entertainment costs increased $68,000 and all other costs increased $21,000, net.

     General and administrative costs increased $62,000 or 2.1% to $3,002,000 for the year ended December 31, 2005 compared to costs of $2,940,000 in 2004. Salaries and related costs increased $226,000 principally due to a restoration in 2005 of salary reductions in 2004. Legal and accounting fees increased $225,000 due to the costs incurred for new financing and the fees incurred to file a registration statement for shares underlying warrants issued in conjunction with the new financing. This was partially offset by a decrease in travel and entertainment costs of $76,000 and a decrease in commercial insurance costs of $100,000. All other general and administrative costs had a net decrease of $213,000.

     Depreciation  and  amortization   expense  decreased  by  $127,000  (23.6%)
primarily due to fully amortizing certain software costs and other computer equipment.

     Interest expense increased by $209,000 primarily due to the issuance of the Senior Subordinated Secured notes and the related warrants. The value of the warrants issued with this financing is accounted for as debt discount and amortized to interest expense over the life of the loan.

Net Operating Loss Carry Forwards
---------------------------------

     At December 31, 2005, the Company has net operating loss carryforwards ("NOLs") remaining of approximately $79 million, which may be available to reduce taxable income, if any. These NOLs expire through 2025. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. The Company has not completed a recent evaluation of whether a change in control has taken place. If it is determined that a change in control has taken place, utilization of its NOLs will be subject to severe limitations in future periods, which would have the effect of eliminating substantially all of the future income tax benefits of the NOLs.

New Accounting Pronouncements
-----------------------------

     In June 2005, the EITF reached consensus on Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities", as amended. Specifically, SFAS 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. However, Issue 00-19 does not define "conventional convertible debt instrument." Given the development of numerous contractual terms that may be included in a convertible debt instrument, it is not clear when a convertible debt instrument is "conventional." We do not believe that our redeemable preferred stock and related warrants meet the definition of conventional convertible debt and as a result Issue No. 00-19 applies to the liability treatment of these instruments. The Company is evaluating the effect that adoption of the Issue will have on its financial position or results of operations in future periods.

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

     In September 2005, the FASB ratified the EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of the Issue may have a material effect on our consolidated financial position or results of operations in future periods.

     In  September  2005,  the FASB also  ratified  the EITF's  Issue No.  05-8,
"Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the stockholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under SFAS No. 109, "Accounting for Income Taxes." The adoption of the Issue is not expected to have a material effect on our consolidated financial position or results of operations in future periods.

     In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its results of operations and financial position.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in SFAS No 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company's interim reporting period that begins January 1, 2006. Based on the employee options outstanding at December 31, 2005, the utilization of the modified prospective transitional provisions of SFAS No. 123R will not have a material adverse effect on the Company's consolidated financial position or results of operations as substantially all outstanding options were vested prior to December 31, 2005. There is approximately $129,000 of future costs, utilizing the fair value method, that will be expensed over a three year period from 2006 through 2008. Additionally, the Company will utilize the fair value method for any future instruments issued after the implementation date.

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


Item 7.  FINANCIAL STATEMENTS
         --------------------

     The financial statements are included beginning on page F-1

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTNG AND FINANCIAL
        ------------------------------------------------------------------------
        DISCLOSURE
        ----------

        None.

Item 8A. CONTROLS AND PROCEDURES
         -----------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

     Based on their evaluation of the Company's disclosure controls and procedures which took place as of December 31, 2005, the Chief Executive Officer and the Chief Financial Officer believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting.

Changes in Internal Controls

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

     Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no changes in such controls or in other factors that could have materially affected, or is reasonably likely to materially affect, those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer and the consultant as mentioned above, of transactions and accounting entries. Given these reportable conditions and material weaknesses, management devoted additional resources to closing and preparing the report for the year ended December 31, 2005. As a result, we are confident that our financial statements for the year ended December 31, 2005 fairly present, in all material respects, our financial condition and results of operations.

                                    PART III

Item 9. DIRECTORS,  EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        ------------------------------------------------------------------------
        WITH SECTION 16(A) OF THE EXCHANGE ACT
        --------------------------------------

     As of March 31, 2006, the names, ages and positions of the directors and executive officers of the Company are as follows:

      Name            Age              Position                   Committee Member
      ----            ---              --------                   ----------------
James A Cannavino     61    Chairman of the Board of Directors
                            and Chief Executive Officer
Bernard Puckett (1)   61    Member of the Board of Directors      Audit, Compensation
Dennis Murray         60    Member of the Board of Directors      Audit, Compensation
Carla Steckline       49    Member of the Board of Directors      Audit, Compensation
Michael Levin (2)     33    Member of the Board of Directors
Robert Carberry       63    President
Anthony Coppola       52    Executive Vice-President Sales and
                            Marketing
Arnold Leap           38    Executive Vice-President and Chief
                            Technical Officer
Matthew E. Oakes      43    Executive Vice-President Client
                            Services
Michael J. Beecher    61    Chief Financial Officer and Secretary

---------
(1) Mr.  Puckett was  appointed  to the Board of  Directors  in  February  2004,
succeeding  Mr.  Charles  Feld  who  had  previously   resigned  to  assume  new
responsibilities at EDS.

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

     Carla J. Steckline was the Attorney General for the State of Kansas from 1994 through January 2003. Attorney General Steckline also served as Vice President of the National Association of Attorneys General. She is also a member of the Board of Directors of the American Legacy Foundation, the national Center for Missing and Exploited Children, the National Crime Prevention Council and the Council of State Governments. In addition, she is a member of the Board of Governors of the University of Kansas School of Law and a member of the Kansas Children's Cabinet. Attorney General Steckline recently was honored with the Distinguished Service to Kansas' Children Award. Ms. Steckline has been a member of the Board of Directors since April 2000, and will serve in such capacity until her successor is elected.

     Michael Levin is Managing Director of Metropolitan Venture Partners Corp., a venture capital firm he co-founded in 1999. In his role, Mr. Levin negotiates and manages investments, as well as oversees the financial and operational management of the firm. He also serves as an active Board member and works closely with portfolio companies on strategic growth and ensuring proper fiscal discipline. Prior to Metropolitan, Mr. Levin developed and managed hedge funds for the Man Group plc and Larry Hite. Mr. Levin was graduated Magna Cum Laude from The Wharton School at the University of Pennsylvania with a concentration in Finance. He is also an alumnus of Phillips Exeter Academy.

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

     Anthony Coppola was recently named Executive Vice President - Sales and Marketing after working as Vice President Program Management with our largest customer, IBM. Mr. Coppola has held several senior positions within the company including Executive Vice President in charge of development, marketing and sales of our d.b.Express Analysis and Reporting software. His responsibilities included the management and direction of the design and programming for the d.b. Express application, as well as direct involvement with the sales and marketing of our applications and services. Prior to Direct Insite, Mr. Coppola was President of America Multimedia Corp., a firm active in consulting and the development and marketing of industry specific training software.

     Arnold Leap has been Executive Vice President and Chief Technology Officer since November 2000. From March 1998 until November 2000 he held the position of Chief Information Officer. Mr. Leap originally was hired in February 1997 as the Company's Director of Development and Engineering and held the position until March 1998. Prior to his joining Direct Insite, Mr. Leap was the MIS Manager/Director of AMP Circuits, Inc., and a subsidiary of AMP, Inc. from1993 to February 1997. His responsibilities at AMP Circuits, Inc. included day-to-day information systems operation as well as the development and implementation of a consolidated ERP and financial system.

     Matthew Oakes was recently appointed Executive Vice President - Client Services. Prior to this he held the position of Director of Business Operations after serving as the Contracts Administrator in the Company since November of 2002. Prior to his joining the Company, Mr. Oakes served three years as the Operations Officer for Direct Media Networks a New York based e-commerce and technology company. He held executive positions in Westinghouse Communities Inc. including "Managing Director of Operations" for the Pelican Bay Community in Naples, Florida. Mr. Oakes received a JD degree from Nova Southeastern University and holds an MBA in finance. He is a 1993 graduate with a Bachelors Degree in Business from Cornell University. He served with the United States Marines prior to attending Cornell.

     Michael J. Beecher, CPA, joined the Company as Chief Financial Officer in December 2003. Prior to joining Direct Insite Mr. Beecher was Chief Financial Officer and Treasurer of FiberCore, Inc., a publicly held company in the fiber-optics industry. From 1989 to 1995 he was Vice-President Administration and Finance at the University of Bridgeport. Mr. Beecher began his career in public accounting with Haskins & Sells, an international public accounting firm. He is a graduate of the University of Connecticut, a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

     The following table sets forth the annual and long-term compensation with respect to the Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered for the year ended December 31, 2005.

                           Summary Compensation Table

                                     Annual Compensation                     Long-Term  Compensation
                                ---------------------------               ----------------------------
                                                                          Restricted        Securities
     Name and               Fiscal                        Other Annual    Stock Awards      Underlying
Principal Position           Year    Salary     Bonus     Compensation                    Options/Warrants
--------------------------------------------------------------------------------------------------------------
James A. Cannavino (1)      2005    $144,000  $     --      $     --       $ 31,000           350,000
  Chief Executive Officer   2004      96,000        --            --          4,000                --
                            2003     156,000        --            --         54,000           708,000

Robert Carberry (2)         2005    $192,000  $ 20,000      $     --       $ 24,000           200,000
  President                 2004     192,000        --            --             --                --
                            2003     177,000        --            --             --           203,000

Anthony Coppola (3)         2005    $155,000  $     --      $     --       $ 31,000                --
  V.P. Program              2004     145,000        --            --             --                --
  Management                2003     157,000     4,000        26,000             --             3,000

Arnold Leap (4)             2005    $166,923  $     --      $     --       $ 34,000                --
  Chief Technology Officer  2004     145,000        --            --             --                --
                            2003     158,000    26,000            --             --           103,000

Michael Beecher (5)         2005    $124,615  $     --      $     --       $ 26,000                --
  Chief Financial Officer   2004     106,000        --            --             --            30,000
  and Secretary             2003       3,000        --            --             --            30,000

Matthew Oakes (6)           2005    $129,417  $     --      $     --       $ 35,000           100,000
  Executive Vice-President  2004    $106,250  $     --      $     --       $ 11,400
                            2003    $115,176  $     --      $     --

Footnotes
---------

(1) Mr. Cannavino was appointed CEO December 7, 2002. Mr. Cannavino received $31,000 in stock compensation during 2005. Pursuant to his January 2003 employment agreement, Mr. Cannavino received 45,000 shares of common stock valued at $54,000 in 2003 and 5,000 shares of common stock valued at $4,000 in 2004.

(2) Mr. Carberry was appointed President in December 2002. During 2005, Mr. Carberry received $24,000 in stock compensation and a $20,000 bonus in 2005. During 2002, Mr. Carberry received 111,665 shares valued at $139,000 in lieu of cash for services rendered.

(3) Mr. Coppola received $31,000 in stock compensation during 2005. In 2003 the Company paid a $50,000 sales commission earned by a sales consulting firm that is wholly owned by Mr. Coppola. In 2003 the Company paid $26,000 for services rendered by this same consulting firm. Mr. Coppola also earned a $4,000 cash performance bonus in 2003.

(4) Mr. Leap received $34,000 in stock compensation during 2005. Mr. Leap also earned a cash performance bonus totaling $26,000 for year 2003.

(5) Mr. Beecher was appointed Chief Financial Officer and Secretary effective December 16, 2003. Mr. Beecher received $26,000 in stock compensation during 2005.

(6) Mr. Oakes was appointed Executive Vice President in August 2005. Mr. Oakes received $35,000 in stock compensation during 2005.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

     During 2005 the following options grants were made to the named executive officers:

                                          % of Total
                                          Options
                           Number of      Granted                                           Hypothetical
                           Options        Employees          Exercise        Expiration       Value at
Name                       Granted        in Fiscal Year      Price             Date         Grant Date
----                       --------       --------------     --------        ----------     ------------
James Cannavino            350,000          42.4%            $  0.62         12/30/2012        $ 152,000

Robert Carberry            100,000          12.1%            $  0.50         04/30/2010        $  20,000
                           100,000          12.1%            $  0.70         04/30/2010        $  43,000

Matthew Oakes              100,000          12.1%            $  0.65         08/31/2010        $  41,000

     The hypothetical value of the options as of their date of grant has been calculated using the Black-Scholes option-pricing model, as permitted by SEC rules, based upon various assumptions, which include: expected volatility ranging from 71.1% to 72.6%, risk free interest rate of 4.0% and expected lives ranging from 5.00 to 7.00 years. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." It should be noted that this model is only one method of valuing options, and the Company's use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
--------------------------------------------------------------------------------
Values
------

     The following table set forth certain information with respect to stock option exercises by the named executive officers during the fiscal year ended December 31, 2005, and the value of unexercised options held by them at fiscal year-end.

                                                        Number of Unexercised Options at    Value of Unexercised In-the-
                                                                 Fiscal Year End            Money Options at Fiscal Year
                                                                                                        End (1)
                     Shares Acquired
          Name       On Exercise (#)   Value Realized ($)   Exercisable   Unexercisable    Exercisable      Unexercisable
James Cannavino           --                 --              1,419,000        --           $     --         $      --
Robert Carberry           --                 --                460,500        --             12,000                --
Anthony Coppola           --                 --                155,500        --                 --                --
Michael Beecher           --                 --                 60,000        --                 --                --
Arnold Leap               --                 --                231,500        --                 --                --
Matthew Oakes             --                 --                163,000        --                 --                --

Footnotes
---------
(1) Market Value of the Company's common stock on December 31, 2005, was $0.62. There were 100,000 in-the-money options at year end, valued at $12,000.

Employment Agreements
---------------------

     The Company extended its services agreement with its Chief Executive Officer on December 5, 2003. The agreement expires August 24, 2007. The extended agreement calls for compensation of $15,000 per month and 360,000 options, vesting 7,500 per month for the term of the agreement (48 months), to purchase the Company's common stock at an exercise price of $1.16, the closing price of the Company's common stock on the date the agreement was effective. The agreement provides for reimbursement of reasonable out of pocket business expenses and further provides for living and travel expenses not to exceed $11,000 per month.

     The Company entered into an employment and consulting agreement with its President effective January 1, 2003. The agreement was amended on January 1, 2006. The employment term of the agreement expires June 30, 2006 and is followed by a consulting period which ends December 31, 2008. During the employment term compensation is based on an annual salary of $240,000. In addition the President received options to purchase 100,000 shares of the Company's common stock at $0.50 per share which vest ratably over a period of 26 months and an additional option to purchase 100,000 shares of the Company's common stock at market price on the date of grant which vest on an equal monthly basis over a period of 36 months. During the employment term and for 90 days thereafter the President may be reimbursed for reasonable out-of-pocket expenses and temporary living accommodations not to exceed $2,500 per month. During the employment term he also receives a transportation allowance of $600 per month and the cost for transportation to his home. During the consulting term of the agreement compensation will be $12,000 per month and duties during the consulting term include consultation with senior executives concerning the Company's respective businesses and operations.

Item 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          ----------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 31, 2006 of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

                               Common Stock             Rights to Acquire                      Total Beneficially
                               Beneficially      Beneficial Ownership Through Exercise            Owned as % of
Name of Beneficial Owner (1)      Owned         of Options and Warrants Within 60 Days          Outstanding Shares (2)
----------------------------------------------------------------------------------------------------------------------
Metropolitan Venture
  Partners II, L.P.               42,164                 1,869,810                                 28.1%
Tall Oaks Group, LLC              78,167                 1,284,219                                 21.9%
Sigma Opportunity Fund, LLP       --                       650,000                                 11.6%
James Cannavino                  558,075                 1,632,950                                 33.4%
Bernard Puckett                   53,359                   100,813                                  3.1%
Dennis Murray                    172,042                    82,100                                  5.1%
Carla Steckline                  109,862                    76,743                                  3.7%
Michael Levin                      2,000                        --                                     *
Anthony Coppola                  125,507                   156,500                                  5.5%
Robert Carberry                  232,210                   460,500                                 12.8%
Arnold Leap                      100,394                   231,500                                  6.4%
Matthew Oakes                     56,356                   163,000                                  4.3%
Michael Beecher                   36,590                    60,000                                  1.9%
All Officers and Directors
as a Group (10 persons)        1,446,395                 2,963,106                                 55.8%

-------

* =  Less than 1%

Footnotes
---------
     (1) The address of the holder is 80 Orville Drive, Suite 200, Bohemia, New York 11716, except for Metropolitan Venture Partners II, L.P. and Tall Oaks Group, LLC which is 432 Park Avenue South, 12th Floor, New York, NY 10016 and Sigma Opportunity Fund, LLC which is 800 Third Avenue, New York, NY 10022.
     (2) Based upon 4,933,028 common shares outstanding as of March 31, 2006, plus outstanding optionsand warrants exercisable within 60 days and Series A Stock convertible into common shares owned by above named parties.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     In December 1999, the Company entered into various agreements with S.J. & Associates, Inc. (including its affiliates are collectively referred to as "SJ"), an advisor to the Company and its' Board of Directors, for various services that provide for the following compensation:

     o The Company entered into a consulting agreement with SJ terminating on May 31, 2007. Pursuant to the agreement, SJ is entitled to monthly compensation of $15,000. The Company will supply SJ an office/temporary living accommodations and reimbursement for auto leases at a cost not to exceed $9,900 per month. Pursuant to the agreement, SJ is entitled to a financing fee equal to 4% of the gross proceeds (or the gross transaction value) of any of the following events: (i) financing(s) (either debt or equity), (ii) sale of the Company's stock, (iii) an acquisition made by the Company, and (iv) the sale of the Company or merger of the Company with another entity. SJ is also entitled to an annual bonus at the discretion of the Companies Board of Directors. With no further approval, SJ is entitled to be reimbursed for other expenses not to exceed $2,000 per month, plus other reasonable expenses upon approval. Upon completion of the initial term of the agreement, SJ will continue to provide consulting services for an additional 7 1/2 year period. Minimum compensation during this additional period is approximately $5,500 per month. Under this agreement, the Company incurred consulting expenses of $154,000 and $124,000 in 2005 and 2004, respectively. In addition, SJ earned
          $32,400 of fees related to the sales and issuance of Series C Preferred stock and was reimbursed for other expenses in accordance with the consulting agreement.

     o    Metropolitan   Venture  Partners  Corp.  provides  financial  advisory
          services to the Company. The Company incurred $20,000 and $51,000 during the years ended December 31, 2005 and 2004, respectively for these services.

     o The Company has a consulting agreement with DCL Consulting whereby DCL provides quality assurance testing for the Company. In 2005 the Company incurred $23,000 for these services. There were no costs for DCL in 2004. The spouse of an officer of the Company is owner and principal employee of DCL.

     o The Company receives advisory services from Tall Oaks Group and Lawrence Hite. In 2005 and 2004 the Company incurred costs of $18,000 and $36,000, respectively for such services.

Item 13.  EXHIBITS AND REPORTS ON FORM - 8K
          ---------------------------------

13. (a) - EXHIBITS
------------------

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

10.24 Form of Subscription Agreement for Series C Redeemable Preferred Stock (3)

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

23(a) Consent of Marcum & Kliegman, LLP.

31.0 Certification of Officers

32.0 Certificate  Pursuant to 18 U.S.C.  Section  1350,  as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

----------

((1))Filed with Form S-1, Registration Statement of the Company Reg. No 3-47322 and are incorporated herein by reference.

((2))Incorporated by reference to the Company's  Annual Report on Form-10K filed
     April 15, 2003.

((3))Incorporated by reference to the Company's  Annual Report on Form-10K filed
     April 14, 2004.

13. (b). - REPORTS ON FORM 8-K
------------------------------

     None.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

     The following is a summary of the aggregate fees for professional services rendered to us by Marcum & Kliegman, LLP, our independent auditors, for the fiscal years ended December 31, 2005 and 2004:

  Description                       2005                  2004
  -----------                       ----                  ----
Audit Fees(1)                    $ 175,000             $ 175,000
Audit-Related Fees (2)              27,400                  --
Tax Fees (3)                        44,000                30,000
                                 ---------             ---------
Total Fees                       $ 246,400             $ 205,000
                                 =========             =========

     Our Audit Committee has determined that the provision of services by Marcum
&  Kliegman  LLP other  than for  audit  related  services  is  compatible  with
maintaining   the   independence   of  Marcum  &  Kliegman  as  our  independent
accountants.

------------------------

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004.

(2) Audit related fees consist of fees billed for professional services in conjunction with the review of registration statement, SEC comment letters, and compliance with Section 404 of the Sarbanes Oxley Act.

(3) Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning, including fees related to the preparation of federal and state income tax returns.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April 2006.

                                     DIRECT INSITE CORP.

                             By:  /s/James A. Cannavino
                                  ----------------------------------------------
                                     James A. Cannavino, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 17, 2006 by the following persons in the capacities indicated:

/s/ James A. Cannavino
------------------         Chairman of the Board
James A. Cannavino         Chief Executive Officer

/s/ Michael J. Beecher
------------------
Michael J. Beecher         Chief Financial Officer


------------------         Director
Bernard Puckett

/s/ Dennis J. Murray
------------------         Director
Dennis J. Murray

/s/ Carla J. Steckline
------------------         Director
Carla J. Steckline

/s/ Michael Levin
------------------         Director
Michael Levin

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2005 and 2004

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                    CONTENTS
--------------------------------------------------------------------------------



                                                               Page
                                                               ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM        F-1


FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                  F-2
  Consolidated Statements of Operations                        F-4
  Consolidated Statement of Shareholders' Deficiency           F-5
  Consolidated Statements of Cash Flows                        F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              F-9 - F-31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Audit Committee of the
Board of Directors and Shareholders of
Direct Insite Corp. and Subsidiaries
Bohemia, New York


We have audited the accompanying consolidated balance sheets of Direct Insite Corp. and Subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles (United States).

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, NY
April 13, 2006

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                           December 31, 2005 and 2004
--------------------------------------------------------------------------------
                                     ASSETS

                                                                             2005           2004
                                                                       -------------  --------------
CURRENT ASSETS
 Cash and cash equivalents                                             $       364      $       306
 Accounts receivable, net of allowance for doubtful accounts of
  $0 in 2005 and $2 in 2004                                                  1,858            1,871
 Prepaid expenses and other current assets                                     195              262
                                                                       -----------      -----------

       Total Current Assets                                                  2,417            2,439


PROPERTY AND EQUIPMENT, Net                                                    446              577


OTHER ASSETS                                                                   318              285
                                                                       -----------      -----------

       TOTAL ASSETS                                                         $3,181           $3,301
                                                                       ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                           December 31, 2005 and 2004
--------------------------------------------------------------------------------
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

                                                                                             2005            2004
                                                                                       --------------- ---------------
CURRENT LIABILITIES
-------------------
 Lines of credit                                                                         $      620     $       668
 Current portion of capital lease obligations                                                    99             114
 Notes payable, net of discount of $375                                                         375              --
 Warrant liability                                                                              459              --
 Short-term revolving loans                                                                     695           1,012
 Accounts payable and accrued expenses                                                        1,962           2,086
 Deferred revenue                                                                               796             623
 Dividends payable, current                                                                   1,775             376
 Liabilities from discontinued operations, current portion                                       61             112
                                                                                         ----------     -----------
       Total Current Liabilities                                                              6,842           4,991

OTHER LIABILITIES
-----------------
 Capital lease obligations, net of current portion                                               73             125
 Dividends payable, net of current portion
                                                                                                 --             722
                                                                                         ----------     -----------
       TOTAL LIABILITIES                                                                      6,915           5,838
                                                                                         ----------     -----------
COMMITMENTS AND CONTINGENCIES
-----------------------------
SHAREHOLDERS' DEFICIENCY
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized; Series A
      Convertible Preferred, 134,680 issued and outstanding in 2005 and 2004;
      liquidation
      preference of $2,750,000;                                                                  --              --
      Series B Redeemable Preferred, 974 issued and outstanding in
      2005 and 2004; liquidation preference of $974,075;                                         --              --
      Series C Redeemable Preferred, 2,000  issued and                                           --              --
     outstanding in 2005 and 2004; liquidation preference of $2,000,000;
      Series D Redeemable Preferred, 100 shares issued and outstanding, liquidation preference of $100,000 in 2004;

 Common stock, $.0001 par value; 50,000,000 shares authorized; 4,972,955 and
  4,547,013 shares issued in 2005 and 2004, respectively; and 4,933,028 and
  4,507,086 shares outstanding in 2005 and 2004, respectively                                    --              --
 Additional paid-in capital                                                                 113,039         112,484
 Deferred stock based compensation                                                             (134)            (50)
 Accumulated deficit                                                                       (116,311)       (114,643)
                                                                                         ----------     -----------

                                                                                             (3,406)         (2,209)
 Common stock in treasury, at cost; 24,371 shares in 2005
  and 2004                                                                                     (328)           (328)
                                                                                         ----------     -----------
       TOTAL SHAREHOLDERS' DEFICIENCY                                                        (3,734)         (2,537)
                                                                                         ----------     -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                    $    3,181      $    3,301
                                                                                         ==========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                 For the Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                                             2005            2004
                                                                        -------------- ----------------
REVENUES                                                                $      8,870   $      7,558

COSTS AND EXPENSES
 Operations, research and development                                          4,024          3,620
 Sales and marketing                                                           1,984          1,676
 General and administrative                                                    3,002          2,940
 Amortization and depreciation                                                   410            537
                                                                        ------------   ------------
       TOTAL OPERATING EXPENSES                                                9,420          8,773
                                                                        ------------   ------------

       OPERATING LOSS                                                           (550)        (1,215)
                                                                        ------------   ------------
OTHER (INCOME) EXPENSE
Change in fair value of warrant                                                 (105)            --
Interest expense, net                                                            527            318
Other expense                                                                     --             33
                                                                        ------------   ------------

         TOTAL OTHER EXPENSE                                                     422            351
                                                                        ------------   ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                          (972)        (1,566)


PROVISION  FOR INCOME TAXES                                                        2              5
                                                                        ------------   ------------
LOSS FROM CONTINUING OPERATIONS                                                 (974)        (1,571)


(LOSS) INCOME FROM DISCONTINUED OPERATIONS                                       (17)           288
                                                                        ------------   ------------
NET LOSS                                                                        (991)        (1,283)


PREFERRED STOCK DIVIDENDS                                                       (677)          (716)
                                                                        ------------   ------------
NET LOSS ATTRIBUTABLE TO COMMON
 SHAREHOLDERS                                                            $    (1,668)     $  (1,999)
                                                                        ============   ============
BASIC AND DILUTED LOSS PER SHARE:
   Loss from continuing operations attributable to common  shareholders       $(0.36)        $(0.53)
   Income from discontinued operations                                          0.00           0.07
                                                                        ------------   ------------
   Net loss attributable to common shareholders                               $(0.36)        $(0.46)
                                                                        ============   ============
BASIC AND DILUTED WEIGHTED AVERAGE
 COMMON SHARES OUSTANDING                                                      4,684          4,285
                                                                        ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

          For the Years Ended December 31, 2005 and 2004 (in thousands)
--------------------------------------------------------------------------------

                                       Preferred Stock
                       -----------------------------------------------
                                                                                  Additional Deferred  Accum-
                                                                                    Paid-in   Stock    ulated  Treasury
             Series A     Series B       Series C    Series D      Common stock     Capital   Based    Deficit   Stock      Total
                                                                                             Compen-
          Shares Amount Shares Amount Shares  Amount Shares Amount Shares Amount     Amount   Sation
          --------------------------------------------------------------------------------------------------------------------------
BALANCE -
 December
 31, 2003  135 $ --        1    $  --    1    $ --      --   $ --  4,040     $  --   $110,582 $ --    $(112,644) $(328)   $(2,390)

 Common
 stock
 issued
 for
 services   --   --       --       --   --      --      --     --    157        --        215  (50)          --     --        165

 Common
 stock
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

           ==== ===    =====   =====- ==== =======  ======  ===== ====== ==========  ==========  ====   =========  =====  =======

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

          For the Years Ended December 31, 2005 and 2004 (in thousands)
--------------------------------------------------------------------------------

                                       Preferred Stock
                       -----------------------------------------------                       Deferred
                                                                                  Additional  Stock    Accum-
                                                                                    Paid-in   Based    ulated  Treasury
             Series A     Series B       Series C    Series D      Common stock     Capital   Compen-  Deficit   Stock      Total
                                                                                              sation
          Shares Amount Shares Amount Shares  Amount Shares Amount Shares Amount     Amount
          --------------------------------------------------------------------------------------------------------------------------
BALANCE -
 December
 31, 2004   135  $ --       1   $ --       2   $ --     --     $ --  4,507    $  --   $112,484  $ (50) $(114,643)  $(328)  $(2,537)

 Common
 stock
 and
 options
 issued
 for
 services    --    --      --    --       --     --     --       --   426        --        371    (29)        --      --       342

 Warrants
 issued in
 connection
 with
 guarantee
 of line of
 credit                                                                                    142   (142)                          --

 Amortization
 of deferred
 stock based
 compensation                                                                                      87                           87

 Reduction of
 fees in
 connection
 with        --    --      --    --       --     --     --       --    --        --         42     --         --       --       42
 Series C
 Preferred
 stock

 Dividends
 declared,
 preferred   --    --      --    --       --     --     --       --    --        --         --     --       (677)             (677)
 stock


 Net loss    --    --      --    --       --     --     --       --    --        --         --     --       (991)             (991)
           ----   ---    ----- ------    ----  ------- ----     ----- -----  --------     ------ ----     ------   -----   ------


BALANCE -
December
31, 2005
            135 $ --        1  $  --       2    $ --     --      $ -- 4,933    $ --   $ 113,039 $(134) $(116,311) $(328) $(3,734)
           ====   ===    ===== =====     ====  ======= ====     ===== =====  ========  ======== ======  ======== =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                 For the Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                                    2005              2004
                                                             ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Loss from continuing operations                                 $ (974)         $ (1,571)
 Adjustments to reconcile loss from continuing operations
  to net cash used in continuing operations:
   Amortization and depreciation:
     Property and equipment                                         408               534
     Other                                                            2                 3
     Discount on debt                                               189                --
    Common stock and options issued for services                    342               165
    Amortization of deferred stock based compensation                87                --
    Change in fair value of warrants                               (105)
    Other                                                            --                10

  Changes in operating assets and liabilities:
    Accounts receivable                                              13              (803)
    Prepaid expenses and other current assets                        67               (47)
    Other assets                                                    (35)               37
    Accounts payable and accrued expenses                           (76)               95
    Deferred revenue                                                173               527
                                                                --------         ----------

       Net cash provided by (used in) continuing operations          91            (1,050)
                                                                --------         ----------

  (Loss) income from discontinued operations                        (17)              288
  Change in:
    Assets and liabilities from discontinued operations             (51)             (509)
                                                                --------         ----------

       Net cash used in discontinued operations                     (68)             (221)
                                                                --------         ----------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        $  23          $ (1,271)
                                                                --------         ----------

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                 (in thousands)

                 For the Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                                      2005              2004
                                                                ----------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Expenditures for property and equipment                          $     (223)       $     (114)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Proceeds from sales of preferred stock, net                              --             1,430
 (Repayment on) advances from short-term revolving loans, net           (317)              427
 Proceeds from long-term debt, net of fees                               750                --
 Repayments of lines of credit, net                                      (48)              (68)
 Repayments of capital lease obligations                                (127)             (173)
                                                                  --------------   ----------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                         258             1,616
                                                                  --------------   ----------------


       NET INCREASE  IN CASH AND CASH EQUIVALENTS                         58               231


CASH AND CASH EQUIVALENTS - Beginning                                    306                75
-------------------------                                         --------------   ----------------

CASH AND CASH EQUIVALENTS - Ending                                $      364        $      306
-------------------------                                         ==============   ================

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

Management's  liquidity  plans are  discussed in Note 13. Also,  as described in
Note 16, the Company has two major customers that accounted for approximately 97.1% and 98.9% of the Company's revenue for the years ended December 31 2005 and 2004, respectively. Loss of these customers would have a material adverse effect on the Company.

NOTE 2 - Significant Accounting Policies
         -------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Direct Insite Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

The Company records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, the Company enters into arrangements whereby it is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, in accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-21, the Company allocates the total revenue to be earned among the various elements based on their relative fair values. The Company recognizes revenue related to the delivered products or services only if:

o Any undelivered products or services are not essential to the functionality of the delivered products or services;

o Payment for the delivered products or services is not contingent upon delivery of the remaining products or services;

o The Company has an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services and it is probable that such amount is collectible;

o There is evidence of the fair value for each of the undelivered products or services;

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

o Delivery of the delivered element represents the culmination of the earnings process.

The following are the specific revenue recognition policies for each major category of revenue. ASP Services The Company provides transactional data processing services through its ASP software solutions to its customers. The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes. Revenue is recognized as the services are performed.

Custom Engineering Services
---------------------------

The Company performs custom engineering services which are single contractual agreements involving modification or customization the Company's proprietary ASP software solution. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized at the lessor of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production Type Contracts".

Cost of Revenue
---------------

Cost of revenue in the consolidated statements of operations is presented along with research and development costs and exclusive of amortization and depreciation shown separately. Custom Service Engineering costs related to uncompleted milestones are deferred and included in other current assets, when applicable.

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

Software Costs
--------------

Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at their estimated fair value. Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. Amortization of software costs begins when products become available for general customer release. Costs incurred prior to establishment of technological feasibility are expensed as incurred and are included in
"operations, research and development" in the accompanying consolidated statements of operations, and amount to $2,668,000 and $2,227,000 for the years 2005 and 2004, respectively.

Impairment of Long-Lived Assets
-------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company reviews its long-lived assets, including capitalized software costs and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected future cash flows.

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

Securities that could potentially dilute basic earnings per share ("EPS") in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (shares are in thousands):

                                                                        December 31,
                                                             --------------------------------
                                                                   2005             2004
                                                             ---------------- ---------------
     Options to purchase common stock                             4,854         4,645
     Warrants to purchase common stock                            3,332         2,082
     Series A Convertible Preferred Stock                         1,347         1,347
                                                                  -----         -----
     Total Potential Common Shares as of  December 31,            9,533         8,074
                                                                  =====         =====

There were no shares or options issued subsequent to December 31, 2005 through March 31, 2006.

Cash and Cash Equivalents
-------------------------

The Company considers all investments with original maturities of three months or less to be cash equivalents.

Allowance For Doubtful Accounts
-------------------------------

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. At December 31, 2005, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.
                                                                            F-11

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

Advertising and Promotional Costs
---------------------------------

Advertising and promotional costs are reported in "Sales and marketing" expense in the consolidated statements of operations and are expensed as incurred. Advertising and promotional costs for the years ended December 31, 2005 and 2004 was $41,000 and $31,000, respectively.

Reclassifications
-----------------

Certain   reclassifications   have  been  made  to  the  consolidated  financial
statements shown for the prior year in order to have them conform to the current year's classifications.

Concentrations and Fair Value of Financial Instruments
------------------------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At December 31, 2005, the Company has cash and cash equivalents at two banks which exceed FDIC limits. Concentrations of credit risk with respect to accounts receivable are disclosed in Note 16. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

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

New Accounting Pronouncements
-----------------------------

In June 2005, the EITF reached consensus on Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities", as amended. Specifically, SFAS 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. However, Issue 00-19 does not define "conventional convertible debt instrument." Given the development of numerous contractual terms that may be included in a convertible debt instrument, it is not clear when a convertible debt instrument is "conventional." The company does not believe that certain warrants meet the definition of conventional convertible debt and as a result Issue No. 00-19 applies to the liability treatment of these instruments (see Note8). The Company is evaluating the effect that adoption of the Issue will have on its financial position or results of operations in future periods.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2005, the FASB ratified the EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of the Issue may have a material effect on our consolidated financial position or results of operations in future periods.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under SFAS No. 109, "Accounting for Income Taxes." The adoption of the Issue is not expected to have a material effect on our consolidated financial position or results of operations in future periods.

     In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its results of operations and financial position.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's financial position and results of operations.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in SFAS No 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the Company's interim reporting period that begins January 1, 2006. Based on the employee options outstanding at December 31, 2005, utilizing the modified prospective transitional provisions of SFAS No. 123R will not have a material adverse effect on the Company's consolidated financial position or results of operations as substantially all outstanding options were vested prior to December 31, 2005. There is approximately $129,000 of future costs, utilizing the fair value method, that will be expensed over a three year period from 2006 through 2008. Additionally, the Company will utilize the fair value method for any future instruments issued after the implementation date.

                 DIRECT INSITE CORP. AND SUBSIDIARIES NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS


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

Stock Options and Similar Equity Instruments
--------------------------------------------

As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

As discussed in Note 2, FAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. The effect of expensing stock options on the Company's results of operations using a Black-Scholes option-pricing model is presented in the following pro forma table:

                                                                            2005              2004
                                                                      ---------------- -----------------
     Net loss attributable to common shareholders
      As reported                                                          $(1,668)         $(1,999)
      Add:  Stock-based employee compensation expense included in
       reported net loss                                                         7               --
      Less:  Stock-based employee compensation expense determined
       under fair value-based method for all awards                         (1,000)            (929)
                                                                           -------          -------
      Pro forma                                                            $(2,661)         $(2,928)
     Basic and diluted net loss per share                                  =======          =======
      As reported                                                           $(0.36)          $(0.46)
                                                                           =======          =======
      Pro forma                                                             $(0.57)          $(0.68)
                                                                           =======          =======

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 71.1% to 72.6% in 2005 and 68.1% to 75.5% in 2004(2) risk-free interest rates ranging from 4.0% to 4.5% in 2005 and 4.8% in 2004 and (3) expected lives ranging from 4.3 to 7.0 years in 2005 and 5.0 years in 2004.

During  2005  the  Company   accelerated  the  vesting  of  certain  options  in
anticipation of adoption of SFAS 123R to avoid $----- of future compensation expense.

NOTE 3 - Discontinued Operations
         -----------------------

Platinum Communications, Inc.
-----------------------------

In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the results of operations and the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. The income is reflected as income from discontinued operations in the accompanying condensed consolidated statements of operations. The following table reflects the results of the discontinued operations of Platinum for the years ended December 31, 2005 and 2004, respectively:

                                                                       2005              2004
                                                                 ---------------- -----------------
                                                                            (In thousands)

         Other (expense) income  - net                             $      (9)        $    297

         Costs associated with shut-down of operations:
           Interest expense, net                                          (8)              (9)
                                                                   ------------      ------------
              Total income and (costs and expenses)                      (17)             288
                                                                   ------------      ------------
              Income (loss) from discontinued operations           $     (17)        $    288
                                                                   ============      ============

For the year ended December 31, 2005 the Company recognized losses from the discontinued operations of $17,000 principally as a result of settling certain liabilities of the Platinum operation and for interest expense on certain lines of credit.

Platinum has three lines of credit, which were assumed in connection with the Platinum acquisition. These lines have various expiration dates. One line has no expiration date and bears an interest rate of prime (7.25% at December 31, 2005) plus 1%, is collateralized by substantially all the assets of Platinum, and is personally guaranteed by one of the former officers of Platinum. The second line expired in May 2003 and bears an interest rate of 10%. The third line contains no expiration date and bears an interest rate of 16.74%. The total obligation under these three lines of credit as of December 31, 2005 is $41,000.

The following table reflects the assets and liabilities from the discontinued operations of Platinum as of December 31, 2005 and 2004:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                December 31,
                                                                          2005              2004
                                                                    ---------------- -----------------
                                                                              (In thousands)
                                                    LIABILITIES

         Accounts payable and accrued expenses                           $  20           $   41
         Current portion of long-term debt                                  41               71
                                                                         -----           ------
         Total Current Liabilities From Discontinued Operations          $  61             $112
                                                                         =====           ======

NOTE 4 - Accounts Receivable and Short-term Revolving Loans
         --------------------------------------------------

     The Company has an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1 1/2% per month, is paid to the Company once the customer has paid. Under the Agreement, the maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The primary term of the agreement was for one year beginning October 2001, and continues until due notice of termination is given at any time by either party to the agreement. At December 31, 2005, the Company had assigned approximately $869,000 of accounts receivable to the Bank and received advances of $695,000 from the Bank.

     In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company may assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a Director of the Company, are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At December 31, 2005 the Company had no outstanding advances from the Rec Fund.


NOTE 5 - Prepaid Expenses and Other Current Assets
         -----------------------------------------

     Prepaid expenses and other current assets consist of the following:

                                                                    December 31,
                                                               2005             2004
                                                        ----------------------------------
                                                                   (In thousands)

       Prepaid expenses                                       $  174           $  239
       Employee notes and loans receivable                        21               23
                                                              ------           ------
                                                              $  195           $  262
                                                              ======           ======

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - Property and Equipment
         ----------------------

     Property and equipment consist of the following:

                                                                                   December 31,         Useful life
                                                                               2005            2004       in Years
                                                                        ------------------------------ --------------
                                                                               (in thousands)
       Computer equipment and purchased software                              $ 6,332        $ 6,078             3
       Furniture and fixtures                                                     455            446             5 - 7
       Automobile                                                                  44             30             3
                                                                              -------        -------
                                                                                6,831          6,554
       Less: accumulated deprecation and amortization                          (6,385)        (5,977)
                                                                              -------        -------
             Property and Equipment, Net                                      $   446        $   577
                                                                              =======        =======

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 2005 and 2004 was $408,000 and $534,000, respectively.

NOTE 7 - Accounts Payable and Accrued Expenses
         -------------------------------------

     Accounts payable and accrued expenses consist of the following:

                                                                                              December 31,
                                                                                         2005             2004
                                                                                ----------------------------------
                                                                                         (in thousands)
       Trade accounts payable                                                           $  515            $  809
       Sales taxes payable                                                                 539               539
       Accrued payroll and benefits                                                        253               253
       Other accrued expenses                                                              655               485
                                                                                        ------            ------
                                                                                        $1,962            $2,086
                                                                                        ======            ======

NOTE 8 - Debt
         ----

     Notes payable
     -------------

     At December 31, 2005 notes payable consist of the notes as described below of $750,000 less debt discount of $375,000.

     In March 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Sigma Opportunity Fund LLC ("Sigma") and Metropolitan Venture Partners II, L.P. ("MetVP"), collectively the "Buyers", whereby the Buyers purchased Senior Subordinated Secured Notes (the "Note Purchase") in the aggregate amount of $750,000. The notes bear interest at the rate of five percent (5%) per year beginning June 28, 2005, and are payable quarterly in cash or common stock at the option of the Buyers. The Notes mature on the earlier to occur of (i) September 29, 2006, or (ii) the date on which demand for payment of the loan payable to JPMorgan Chase Bank is made. In connection with the note purchase the Buyers were issued warrants to purchase 750,000 common shares of the Company. The initial exercise price of the warrants was $0.90 per share of common stock.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - Debt, continued
         ----

     Notes payable, continued
     -------------

     Sigma had an exclusive right to lead a "Follow-on-Financing" for 45 days following the closing and the Company had granted Sigma additional time. In the event that the Follow-on-Financing had occurred the exercise price of the warrants issued in conjunction with the Note Purchase would have been adjusted as agreed between the Company and the buyers. The Follow-on-Financing was not consummated; as such, the exercise price of the warrants was reduced to $0.01 per common share.

     Under the terms of the agreement, on September 1, 2005 the Company filed with the Securities and Exchange Commission a Registration Statement to register a number of common shares equal to the maximum number of shares that would be issuable to the Buyers in payment of interest on the notes through the maturity date plus a number of common shares issuable upon exercise of the warrants. The Company is required to pay liquidating damages in the amount of 1% per month of the purchase price paid for the first two months and 2% for the remaining months to the buyers upon the occurrence of the following events:

          1.   Failure to file a registration statement by August 30, 2005
          2. Failure to have the registration statement declared effective by December 31, 2005
          3. Failure to maintain the effectiveness of the registration statement until the earlier of (a) March 29, 2008, (b) the date whereby all the securities may be sold pursuant to Rule 144 (c) the date on which the Buyers no longer hold the securities
          4. Failure to be listed on the OTC Bulletin Board, American Stock Exchange, Nasdaq, Nasdaq SmallCap or New York Stock Exchange 5. Failure to timely deliver warrant or interest shares.

     As such under the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" the Company was required to record the warrants issued as a derivative liability at fair value on the date of issuance. (See Note 18) In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting this liability will be adjusted for changes in its fair value. The fair value of the warrants is determined using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates and the period close risk free interest rate for the warrants expected remaining useful life are the key assumptions used in the valuation calculation. Period to period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have no cash effect over the life of the instrument. The change in the fair value of the warrants for the year ended December 31, 2005 was $105,000.

     The Company recorded a debt discount of $565,000 based on the residual value of the proceeds received and the fair value of the warrants. This discount is being amortized over the life of the loan using the effective interest rate method. Amortization of $189,000 was recorded as interest expense during the year ended December 31, 2005

     Lines of credit
     ---------------

     On June 30, 2005, the Company obtained a new line of credit in the principal amount of $500,000 with JPMorgan Chase Bank evidenced by a Grid Demand Promissory Note (the "Credit Facility) replacing a prior credit facility dated June 27, 2003, under substantially similar terms, but extending the original Maturity Date to June 30, 2007. As a condition precedent to providing the Credit Facility, the JPMorgan Chase Bank required guarantees of our obligations from Tall Oaks Group LLC ("Tall Oaks") and Lawrence Hite (managing member of Tall Oaks) and a collateral

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Debt, continued
         ----

     agreement from Tall Oaks. In consideration of the issuance of such guarantee and delivery of the collateral agreement, on July 12, 2005, the Company issued and delivered to Tall Oaks warrants with an initial exercise price of $1.00 per share to purchase an aggregate of 500,000 shares of the common stock of Company.

     The LoC permits two forms of draw down; one based upon prime rate, the second based upon LIBOR. The Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of December 31, 2005, the balance outstanding was $500,000 and the applied interest rate was 6.49%.

     Also in 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. The line is guaranteed by the Company's chairman, secured by the assets of the Company and carries an interest rate of 7%. Repayments are calculated monthly at 2.778% of the outstanding balance, plus finance charges, and continue until the line is fully paid. At December 31, 2005, the Company had an outstanding balance of approximately $120,000 under the line of credit.

     Capitalized lease obligations
     -----------------------------

     The Company has equipment under capital lease obligations expiring at various times through 2006. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

     As of December 31, 2005 minimum future lease payments under these capital leases are:

                                   Year Ending
                                   December 31,                       Amount
                             ---------------------------------------------------
                                                                      (in
                                                                   thousands)

                                      2006                         $   132
                                      2007                              54
                                      2008                              22
                                                                   -------
                     Total minimum lease payments                      208

                  Less: amounts representing interest                  (36)
                                                                   -------
                     Net minimum lease payments                        172
                  Current portion                                       99
                                                                   -------
                  Long term portion                                $    73
                                                                   =======

     The interest rates pertaining to these capital leases range from 6.9% to 19.2%, and the net book value of the related assets is approximately $159,000 as of December 31, 2005.


NOTE 9 - Shareholders' Equity (Deficiency)
         --------------------------------

     Preferred Stock
     ---------------

     Year Ended December 31, 2004
     ----------------------------

     In 2004 the Board of Directors authorized the sale of up to 1,500 shares of Series D Redeemable.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Shareholders' Equity (Deficiency), continued
         --------------------------------

     Preferred Stock, continued
     ---------------

     Preferred Stock ("Series D Preferred") at $1,000 per share. The holders of Series D Preferred are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on April 1, 2006. The holders of Series D Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series A, B and C Preferred Stock. As of December 31, 2004, 100 shares of Series D Preferred had been sold and the Company received proceeds of $100,000. The buyer was issued warrants to purchase 90,909 common shares at an exercise price of $2.03 per share in conjunction with the sale. At December 31, 2005 there were $12,000 of dividends accrued and unpaid for Series D Preferred Holders.

     In 2004, the Board authorized the sale of an additional 500 shares of its non-voting Series C Redeemable Preferred Stock ("Preferred Stock - C"). The holders of Preferred Stock - C are entitled to dividends at the rate of 9-1/2% per annum, payable quarterly in arrears beginning October 1, 2005. The Company has the option to redeem issued shares of Preferred Stock - C, in whole or in part, at any time, with the redemption price equal to the purchase price plus accrued and unpaid dividends. For each share of Preferred Stock - C purchased, each investor received a Warrant to purchase the number of shares of the Company's common stock equal to the exchange ratio of $1,000 of price per share ("Price Per Share") divided by 123% of the closing price per share of the Company's common stock on the trading day immediately prior to the date of issuance of the Warrant. During 2004 the Company sold 1,410 shares of Preferred Stock - C for proceeds of $1,410,000, and issued 1,159,629 warrants in connection with the issuance. Metropolitan was issued 200,000 warrants with an exercise price of $2.125 to purchase common stock of the Company for services in connection with the transaction. As of December 31, 2005, 1,990,779 warrants are outstanding in connection with the issuances of Preferred Stock - C. The warrants expire in 2008 and 2009 and have exercise prices ranging from $0.86 to $2.13 per common share. The proceeds were used for working capital purposes. As of December 31, 2005, approximately $357,000 in dividends is accrued for the Preferred Stock - C holders.

     During 2002 and 2003, the Company sold Series A Convertible Preferred Stock ("Series A Preferred") to Metropolitan Venture Partners II, L.P. ("Metropolitan"), a private equity investment firm. Each share of Series A Preferred is convertible into 10 shares of common stock of the Company. Under the terms of the Series A Preferred the shares automatically convert to common shares under certain events with a final automatic conversion date of September 25, 2008. The holders of the Series A Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The Holders have certain demand and piggyback registrations rights for the Common Stock issuable upon conversion of the Series A Preferred. The payment of the first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. In May 2004, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on February 1, 2005 until February 1, 2006. In the event the Company elected to pay the dividend on February 1, 2006 the Holders would receive a premium of $129,000. Also, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on September 25, 2005 until February 1, 2006. As a result of this deferment, the Company agreed to pay a premium of $26,000. At December 31, 2005 there were $1,075,000 of dividends accrued and unpaid for Series A Preferred Holders and remain unpaid as of March 31, 2006.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Shareholders' Equity (Deficiency), continued
         --------------------------------

     In June 2003, the Company's Board of Directors approved the exchange of $974,000 of outstanding debt owed to its Chairman and current Chief Executive Officer, Markus & Associates (an affiliate of SJ, Note 11) and Tall Oaks Group, LLC (an affiliate of Metropolitan) for 974 shares of Preferred Stock - B at the Price Per Share of $1,000. The Preferred Stock - B was issued as follows:

     o 266 shares were exchanged for $266,000 of debt obligation to the Company's Chairman and current Chief Executive Officer;
     o 208 shares were exchanged for $208,000 of debt obligation to Markus & Associates; and
     o 500 shares were exchanged for $500,000 of debt obligation to Tall Oaks Group, LLC.

     Each of the Preferred Stock - B shares is entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum. Additionally, the Preferred Stock - B shares were redeemable, at the sole option of the Company, on or after March 31, 2005 (or prior to March 31, 2005 with the consent of majority-in-interest holders of Preferred Stock - B shares). Upon redemption, the holders of the Preferred Stock - B shall be entitled to receive, for each share of Preferred Stock - B outstanding, an amount equal to the price per share plus accrued and unpaid dividends. As of December 31, 2005, approximately $331,000 in dividends were payable to the Preferred Stock - B holders.

     Management believes the Company is precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

     Common Stock, Options and Warrants Issuances
     --------------------------------------------

     Year Ended December 31, 2005
     ----------------------------

     During 2005, the Company issued 425,942 unregistered shares of common stock and 2,080,000 options and warrants to purchase common shares as follows:

     o The Company issued 311,002 shares, valued at $244,000, to employees and consultants for services;
     o The Company issued 114,940 shares, valued at $98,000, to its Directors for their services.
     o In connection with the issuance of the Senior Subordinated Secured Notes (see Note 8) the Company issued 750,000 warrants to purchase common shares with an exercise price of $0.01 per share. The warrants have a fair value of $565,000 which was recorded as debt discount. The Company amortized $189,000 to interest expense for the year ended December 31, 2005.
     o The Company issued 500,000 warrants with a fair value of $142,000 as compensation for the guarantee of a line of credit recorded as deferred stock based compensation (see Note 8). For the year ended
          December 31, 2005, the expense related to the guarantee was approximately $35,000.
     o The Company issued 5,000 options to purchase common stock to an employee. The options vested upon issuance and have an exercise price of $1.65 per share. The options had a fair value of approximately $5,000 at the date of grant.
     o The Company issued 100,000 options to purchase common stock to an employee. The options vest ratably over 3 years and have an exercise price of $0.65 per share. The options had a fair value of approximately $41,000 at the date of grant.
     o    The Company  issued  175,000  options to purchase  common  stock to an

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 9 - Shareholders' Equity (Deficiency), continued

          employee. The options vested 20% upon issuance and the balance vest ratably over 3 years and have an exercise price of $0.65 per share. The options had a fair value of approximately $71,000 at the date of grant. The Company also granted 25,000 shares of common stock which vest over two years. The stock had a fair value of $18,000 at the date of grant which was recorded as deferred stock based compensation and is being amortized to compensation expense over two years. For the year ended December 31, 2005 $3,000 was recorded as compensation expense.

     o Under the terms of an employment agreement, the Company issued to its president 100,000 options to purchase common shares at an exercise price of $0.50 per share. These options have an intrinsic value of $20,000 which was recorded as deferred stock based compensation and will be amortized over 26 months. During the year ended December 31, 2005, $7,000 was amortized as compensation expense. In addition, the Company issued to its president 100,000 options to purchase common shares at the market price on the date of the grant. The options had a fair value of $43,000 at the date of grant.

     o The Company issued its Chairman and Chief Executive Officer 350,000 options to purchase common stock at an exercise price of $0.62 per share. The options had a fair value of $152,000 at the date of the grant.

     Year Ended December 31, 2004
     ----------------------------

     During 2004, the Company issued 466,611 unregistered shares of common stock as follows:

     o 15,000 shares of common stock valued at $12,000 pursuant to an employment agreement with the Company's Chief Executive Officer as follows: 5,000 shares valued at $4,000 for services for the quarter ended March 31, 2004, and 10,000 shares valued at $8,000 for services rendered and costs recorded in the year 2003.

     o 82,509 shares valued at $75,000 to directors for service on the Board of Directors and Committees of the Board for services rendered and accrued during 2003.

     o 111,752 shares valued at $139,000 to directors for service on the Board of Directors and Committees of the Board for the year 2004;

     o 35,000 shares valued at $26,000 to an employee for services rendered and accrued during 2003;

     o 27,027 shares of non-vested common stock valued at $50,000 to an employee of the Company pursuant to an employment agreement which was recorded as deferred stock based compensation at December 31, 2004. The shares vest ratably through November 29, 2005;

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 9 - Shareholders' Equity (Deficiency), continued
              --------------------------------

     o 182,700 shares valued at $148,000 to consultants for services rendered and accrued during 2003;

     o 6,666 shares valued at $13,000 to consultants for services rendered in 2004;

     o 5,957 shares valued at $10,000 to employees for services rendered in 2004;

     Stock Option Plans
     ------------------

     In 2004, the Company's Board of Directors authorized and adopted the 2004 Stock / Stock Option Plan whereby 1,000,000 shares of its common stock were reserved for issuance under the Plan. The 2004 Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or compensation committee but cannot be less than the fair market value of the common stock on the issuance date. As of December 31, 2005, there are 745,000 shares available to be issued pursuant to this plan.

     In 2005, the Company's Board of Directors authorized and adopted the 2005 Stock / Stock Option Plan whereby 1,100,000 shares of its common stock were reserved for issuance under the Plan. The 2005 Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or compensation committee but cannot be less than the fair market value of the common stock on the issuance date. As of December 31, 2005, there are 435,060 shares available to be issued pursuant to this plan.

     The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. The following is a summary of stock option activity for 2005 and 2004, relating to all of the Company's common stock plans (shares are in thousands):

                                                                         Weighted
                                                                          Average
                                                                          Exercise
                                                       Shares              Price
                                                  ------------------ -------------------
     Outstanding at January 1, 2004                    4,442              $ 1.63

      Granted                                            350                1.63
      Exercised                                           --                 --
      Forfeited                                         (147)               1.60
                                                       -----
     Outstanding at December 31, 2004                  4,645                1.63

      Granted                                            830                0.63
      Exercised                                           --                 --
      Forfeited                                         (621)               3.22
                                                       -----
     Outstanding at December 31, 2005                  4,854                1.25
                                                       =====
     Exercisable at December 31, 2005                  4,639                1.26
                                                       =====

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - Shareholders' Equity (Deficiency), continued
         ---------------------------------

     Stock Option Plans, continued
     ------------------

     The following table summarizes stock option information as of December 31, 2005:

                                                 Options Outstanding
     ------------------------- ------------------------------ ----------------------- ---------------------------
         Exercise Prices            Number Outstanding          Weighted Average         Options Exercisable
                                                              Remaining Contractual
                                                                       Life
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $0.50 to $0.75                                1,490,000              4.41 years                   1,349,000
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $0.76 to $1.10                                  462,000              1.99 years                     463,000
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $1.16                                           800,000              2.16 years                     800,000
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $1.20 to $1.63                                  797,000              0.83 years                     778,000
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $1.75 to $2.19                                1,305,000              2.02 years                   1,237,000
     ------------------------- --------------------========== ----------------------- -----------------==========
     Total                                         4,854,000              2.58 years                   4,627,000
     ------------------------- --------------------========== ----------------------- -----------------==========

     A total of 1,270,000 and 1,130,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 2005 and 2004, respectively.

     Total compensation costs recognized for stock option awards amounted to $ 7,000 and $0 for the years ended December 31, 2005 and 2004, respectively. Compensation cost represents the fair value of options granted to non-employees and the intrinsic value of options granted to employees.

     Warrants
     --------

     At December 31, 2005, the Company had warrants outstanding to purchase 3,331,688 shares of common stock. The warrants have exercise prices ranging from $0.01 to $2.28 and contracted lives from 5 to 7 years.

NOTE 10 - Income Taxes
          ------------

     The following table summarizes components of the provision for current and deferred income taxes for the years ended December 31, 2005 and 2004:

                                                                December 31,
                                                          2005             2004
                                                   ---------------- -----------------
                                                              (in thousands)
       Current
         Federal                                      $         --     $         --
         State and other                                         2                5
                                                      ------------     ------------

             Total                                               2                5
                                                      ------------     ------------
       Deferred
         Federal                                                --               --
         State and other                                        --               --
                                                      ------------     ------------
             Total                                               2                5
                                                      ------------     ------------
                  Provision for Income Taxes          $          2     $          5
                                                      ============     ============

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Income Taxes, continued
          ------------

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2005 and 2004:

                                                                         December 31,
                                                                    2005            2004
                                                               ----------------- --------------
       U.S. Federal statutory tax rate                              35%               35%
       Permanent items                                              (4)               (3)
       Other                                                         0                 1
       Increase in valuation allowance                             (31)              (33)
                                                               ----------------- --------------
                                                                     0%               (0)%
                                                               ================= ==============

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                                       December 31,
                                                                 2005             2004
                                                           ----------------- ----------------
                                                                      (in thousands)
       Deferred tax assets
         Net operating loss carryforwards                       $ 28,627          $ 28,465
         Tax credit carryforward                                     733               733
         Fixed and intangible assets                                  93               130
         Deferred revenue                                            335               262
         Unrealized loss on securities                               577               577
         Accruals                                                    246               104
                                                           ----------------- ----------------
                                                                  30,605            30,271
       Valuation allowance                                       (30,605)          (30,271)
                                                           ----------------- ----------------
             Deferred tax assets                                $      0          $      0
                                                           ================= ================

     At December 31, 2005, the Company has federal and state net operating loss carryforwards ("NOLs") remaining of approximately $79 million and $33 million, respectively, which may be available to reduce taxable income, if any. These NOLs expire through 2025. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. During 2005, the Company performed a preliminary evaluation as to whether a change in control had taken place. Management believes that there has been no change in control as such applies to Section 382. However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Related Party and Other Transactions
          ------------------------------------

       S.J. & Associates, Inc.
       -----------------------

     In December 1999, the Company entered into an agreement with S.J. & Associates, Inc. (including its affiliates, collectively referred to as "SJ"), an advisor to the Company and its Board of Directors, for various services that provide for the following compensation:

     o The Company entered into a consulting agreement with SJ initially terminating on May 31, 2007.

     o Pursuant to the agreement, SJ is entitled to monthly compensation of $15,000. The Company will supply SJ an office/temporary living accommodations and reimbursement for auto leases at a cost not to exceed $9,900 per month. Pursuant to the agreement, SJ is entitled to a financing fee equal to 4% of the gross proceeds (or the gross transaction value) of any of the following events (i) financing(s) (either debt or equity), (ii) sale of the Company's stock, (iii) an acquisition made by the Company, and (iv) the sale of the Company or merger of the Company with another entity. SJ is also entitled to an annual bonus at the discretion of the Company's Board of Directors. With no further approval, SJ is entitled to be reimbursed for other expenses not to exceed $2,000 per month, plus other reasonable expenses upon approval. Upon completion of the initial term of the agreement, SJ will continue to provide consulting services for an additional 7 1/2 year period. Minimum compensation during this additional period is approximately $5,500 per month. During 2005 and 2004, the Company incurred $154,000 and $124,000, respectively, of consulting expenses with SJ. The consulting expense was paid in cash and stock in 2005 and in cash in 2004. In addition, in 2004, SJ earned $32,400 of fees related to the sales and issuance of Series C Preferred stock and was reimbursed for other expenses in accordance with the consulting agreement.

     o    Metropolitan   Venture  Partners  Corp.  provides  financial  advisory
          services to the Company. The Company incurred $20,000 and $51,000 during the years ended December 31, 2005 and 2004, respectively for these services.

     o The Company has a consulting agreement with DCL Consulting whereby DCL provides quality assurance testing for the Company. In 2005 the Company incurred $23,000 for these services. There were no costs for DCL in 2004. The spouse of an officer of the Company is owner and principal employee of DCL.

     o The Company receives advisory services from Tall Oaks Group and Lawrence Hite. In 2005 and 2004 the Company incurred costs of $18,000 and $36,000, respectively for such services.

NOTE 12 - Commitments and Contingencies
          -----------------------------

       Operating Leases
       ----------------

     Operating leases are primarily for office space, co-location, equipment and automobiles. At December 31, 2005, the future minimum lease payments under operating leases are summarized as follows:

                       Year Ending
                       December 31,               Amount
             -----------------------------------------------
                                              (in thousands)
                         2006                   $    372
                         2007                        146
                         2008                         64
                                                --------
                        Total                   $    582
                                                ========

     Rent expense approximated $802,000 and $872,000 for the years ended December 31, 2005 and 2004, respectively.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Commitments and Contingencies, continued
          -----------------------------

     Employment Agreements
     ---------------------

     The Company extended its services agreement with its Chief Executive Officer on December 5, 2003. The agreement expires August 24, 2007. The extended agreement calls for compensation of $15,000 per month and 360,000 options, vesting 7,500 per month for the term of the agreement (48 months), to purchase the Company's common stock at an exercise price of $1.16, the closing price of the Company's common stock on the date the agreement was effective. The agreement provides for reimbursement of reasonable out of pocket business expenses and further provides for living and travel expenses not to exceed $11,000 per month.

     The Company entered into an employment and consulting agreement with its President effective January 1, 2003. The agreement was amended on January 1, 2006. The employment term of the agreement expires June 30, 2006 and is followed by a consulting period which ends December 31, 2008. During the employment term compensation is based on an annual salary of $240,000. In addition the President received options to purchase 100,000 shares of the Company's common stock at $0.50 per share which vest ratably over a period of 26 months and an additional option to purchase 100,000 shares of the Company's common stock at market price on the date of grant which vest on an equal monthly basis over a period of 36 months. During the employment term and for 90 days thereafter the President may be reimbursed for reasonable out-of-pocket expenses and temporary living accommodations not to exceed $2,500 per month. During the employment term he also receives a transportation allowance of $600 per month and the cost for transportation to his home. During the consulting term of the agreement compensation will be $12,000 per month and duties during the consulting term include consultation with senior executives concerning the Company's respective businesses and operations.

NOTE 13 - Management's Liquidity Plans
          ----------------------------

In order to meet cash requirements and to achieve positive operating cash flows the Company has and will continue to take various actions and steps that the management believes will enable it to attain these goals. These actions include:

     o In March 2005 the Company closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less legal fees of $55,000 (see Note 8 to the consolidated financial statements).

     o The Company and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006 and April 15, 2006, respectively. The Company may seek to defer these dividends further. Management believes the Company is precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

     o The Company may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to the Company, or if available, on terms and conditions that would be acceptable. In 2004, the Company received net proceeds from the sale of Preferred Stock of $1,430,000. Also in 2004 the Company entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and may receive advances up to $250,000 from Diri Rec Fund (see Note 5). Further, in June 2005 the Company renewed for a period of two years the $500,000 loan previously scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see Note 8). As noted above the guarantors were issued

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Management's Liquidity Plans (continued)
          ----------------------------

          warrants and the Company could receive proceeds of $500,000 from the exercise of such warrants which expire on July 11, 2010, although there is no assurance that these warrants will be exercised.

     o The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 we entered into a new agreement to provide IOL services to a Fortune 100 company. Revenue from this new customer accounted for 28% of total revenue for the year ended December 31, 2005. Management anticipates that revenue from this new customer will continue to increase in 2006 and beyond and expects to further broaden our customer base in 2006, although there is no assurance that the Company will be able to broaden this customer base.

     o The Company continues to expand its marketing efforts in order to increase the customer base. In this regard, in 2003, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. We will continue to pursue similar channel partner opportunities. Also, in the third quarter 2005 we employed a new sales and marketing executive to further expand our sales efforts.

     Management believes that these plans and new initiatives as discussed above will lead to positive cash flows and profitability. While the Company pursues these goals the Company also believes that its ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through December 31, 2006. There can be no assurance, however, that the Company will achieve the cash flow and profitability goals, or that it will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

NOTE 14 - Consolidated Statements of Cash Flows
          -------------------------------------

     Supplemental disclosure of cash flow information for the years ended December 31, 2005 and 2004 is summarized as follows:

                                                    Year ended December 31,
                                                    2005              2004
                                              ----------------- ------------------
                                                       (in thousands)
     Interest paid                                 $282              $308
                                                   ====              ====
     Income taxes paid                             $  2              $  5
                                                   ====              ====

     Non-cash investing and financing activities for the years ended December 31, 2005 and 2004 are summarized as follows:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Consolidated Statements of Cash Flows (continued)
          -------------------------------------

                                                           Year Ended December 31,
                                                             2005            2004
                                                        --------------- ------------------
                                                                   (in thousands)
      Dividends accrued and unpaid                           $  677          $  716
                                                             ======          ======
      Capitalized leases incurred                            $   54          $  226
                                                             ======          ======
      Issuance of common shares in settlement of liabilities $    0          $  257
                                                             ======          ======

NOTE 15 - Products and Services
          ---------------------

     The Company and its subsidiaries currently operate in one business segment and have, during the years 2005 and 2004, provided two separate products:
     ASP Services and Custom Engineering Services. Refer to Note 1 for a detailed description of these products and services.

                                                           Year Ended December 31,
                                                             2005            2004
                                                        --------------- ------------------
                                                                   (in thousands)
       ASP fees                                              $5,885            $4,580
       Custom Engineering fees                                2,985             2,978
                                                             ------            ------
              Total Revenue                                  $8,870            $7,558
                                                             ======            ======

NOTE 16 - Major Customers
          ---------------

     For the year ended December 31, 2005, IBM and Electronic Data Systems Corp. ("EDS") accounted for 68% and 28%, respectively, of the Company's revenue. In 2004, IBM and EDS accounted for 92% and 7% of revenue, respectively. Accounts receivable from these two customers at December 31, 2005 and 2004, amounted to $1,833,000 and $1,869,000, respectively. Loss of these two customers would have a material adverse effect on the Company.

NOTE 17 - Net Loss Per Share
          ------------------

     The following chart provides a reconciliation of information used in calculating the per share amounts:

                      (in thousands, except per share data)
                                                                                          Year Ended December 31,
                                                                                           2005             2004
                                                                                     ----------------- ----------------
       Numerator for loss per share:
         Loss from continuing operations before discontinued operations                    $   (974)         $ (1,571)
         Preferred stock dividends                                                             (677)             (716)
                                                                                           --------          --------
              Loss from continuing operations attributable to common
                Shareholders before discontinued operations                                $ (1,651)         $ (2,287)
                                                                                           ========          ========
              Denominator for loss per share*:                                                4,684             4,285
                                                                                           ========          ========
       Basic and diluted income (loss) per share:
         Loss from continuing operations attributable to common
          shareholders before discontinued operations                                        $(0.36)           $(0.53)
         Income (loss) from discontinued operations                                            0.00              0.07
                                                                                           --------          --------
              Net loss attributable to common shareholders                                   $(0.36)           $(0.46)
                                                                                           ========          ========


                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - Net Loss Per Share (continued)
          ------------------

     * The effect of dilutive securities (stock options, Series A convertible preferred stock and warrants) have not been included herein as their inclusion would be anti- dilutive.

Note 18 - Restatement of 2005 Interim Periods (unaudited)
          ----------------------------------------------

The Company is restating its condensed consolidated financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 to correct the accounting for warrants issued in connection with its March 29, 2005 sale of Senior Subordinated Notes (See Note 8). The corrected accounting reflects the warrants as a derivative liability under the guidance of EITF 00-19 and the resultant debt discount on the notes determined on the residual value basis. The Company previously accounted for the warrants as equity and the resultant debt discount on the notes was determined on a relative fair value basis.

The effects of the restatement on specific amounts provided in the condensed consolidated financial statements is as follows:

Condensed Consolidated Balance Sheet:
                                                                        March 31, 2005
           ---------------------------------------- --------------------------- -----------------------
                                                      As previously reported         As Restated
           ---------------------------------------- --------------------------- -----------------------
           Note payable, net of discount            $       492                    $     356
           ---------------------------------------- --------------------------- -----------------------
           Warrant liability                        $        --                    $     394
           ---------------------------------------- --------------------------- -----------------------
           Total liabilities                        $     5,646                    $   5,904
           ---------------------------------------- --------------------------- -----------------------
           Additional paid-in-capital               $   112,760                    $ 112,502
           ---------------------------------------- --------------------------- -----------------------
           Total stockholders' deficiency           $    (2,678)                   $  (2,936)
           ---------------------------------------- --------------------------- -----------------------


Condensed Consolidated Balance Sheet:
                                                                       June 30, 2005
           ---------------------------------------- --------------------------- -----------------------
                                                      As previously reported         As Restated
           ---------------------------------------- --------------------------- -----------------------
           Note payable, net of discount            $      535                     $     404
           ---------------------------------------- --------------------------- -----------------------
           Warrant liability                        $       --                     $      486
           ---------------------------------------- --------------------------- -----------------------
           Total liabilities                        $    5,846                     $    6,201
           ---------------------------------------- --------------------------- -----------------------
           Additional paid-in-capital               $  112,867                     $  112,609
           ---------------------------------------- --------------------------- -----------------------

           Total stockholders' deficiency           $ ( 3,033)                     $  (3,388)
           ---------------------------------------- --------------------------- -----------------------

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Restatement of 2005 Interim Periods (unaudited) (continued)
          ----------------------------------------------

Condensed Consolidated Statements of Operations

                                                      Three Months Ended                      Six Months Ended
                                                           June 30, 2005                                June 30, 2005
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
                                                   As previously                          As previously
                                                      reported         As Restated           reported          As Restated
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
Interest expense, net                             $        (125)    $        (130)      $        (200)      $        (205)
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
Change in value of warrants                       $          --     $       (  92)      $          --       $        ( 92)
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
Loss  from continuing operations                  $        (296)    $        (393)      $        (581)      $        (678)
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
Net loss                                          $        (305)    $        (402)      $        (590)      $        (687)
------------------------------------------------- ----------------- ------------------- ------------------- ------------------

Net loss attributable to common shareholders      $        (476)    $        (573)      $        (915)      $      (1,012)
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
Earnings per share:
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
  Loss      from      continuing      operations
attributable to common shareholders               $       (0.10)    $       (0.12)      $       (0.20)      $       (0.22)
------------------------------------------------- ----------------- ------------------- ------------------- ------------------

  Loss attributable to common shareholders        $       (0.10)    $       (0.12)      $       (0.20)      $       (0.22)
------------------------------------------------- ----------------- ------------------- ------------------- ------------------

Condensed Consolidated Balance Sheet:
                                                                            September 30, 2005
           ---------------------------------------- --------------------------- -----------------------
                                                      As previously reported         As Restated
           ---------------------------------------- --------------------------- -----------------------
           Note payable, net of discount            $       527                       $     297
           ---------------------------------------- --------------------------- -----------------------
           Warrant liability                        $        --                       $     444
           ---------------------------------------- --------------------------- -----------------------
           Total liabilities                        $     5,625                       $   5,839
           ---------------------------------------- --------------------------- -----------------------
           Additional paid-in-capital               $   113,301                       $ 112,979
           ---------------------------------------- --------------------------- -----------------------
           Total stockholders' deficiency           $    (2,969)                      $  (3,183)
           ---------------------------------------- --------------------------- -----------------------

Condensed Consolidated Statements of Operations
                                                      Three Months Ended                      Nine Months Ended
                                                       September 30, 2005                       September 30, 2005
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
                                                   As previously                          As previously
                                                      reported         As Restated           reported          As Restated
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
Interest expense, net                             $        (148)    $        (156)      $        (348)      $        (361)
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
Change in value of warrants                       $          --     $         212       $          --       $         120
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
(Loss) income from continuing operations          $        ( 74)    $         130       $        (656)      $        (548)
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
Net (loss) income                                 $        ( 76)    $         128       $        (666)      $        (558)
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
Net loss attributable to common shareholders
                                                  $        (240)    $        ( 36)      $      (1,155)      $      (1,047)
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
Earnings per share:
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
  Loss      from      continuing      operations
attributable to common shareholders               $       (0.05)    $       (0.01)      $       (0.25)      $       (0.23)
------------------------------------------------- ----------------- ------------------- ------------------- ------------------
  Loss attributable to common shareholders
                                                  $       (0.05)    $       (0.01)      $       (0.25)      $       (0.23)
------------------------------------------------- ----------------- ------------------- ------------------- ------------------