Form 10QSB
period 2006-03-31
DIRECT INSITE CORP
filed 2006-05-22
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
                                   (Mark One)


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2006

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

        Yes  X    No
            ---      ---
Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                     ---     ---

The number of shares of $.0001 par value stock outstanding as of May 10, 2006 was: 4,933,028.

Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                               ---      ---

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                   Page

       Item 1

     Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and
       December 31, 2005 .................................................................................        3

     Condensed Consolidated Statements of Operations
       For the Three Months Ended March 31, 2006 and 2005 (Unaudited).....................................        4

     Condensed Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 2006 and 2005 (Unaudited).....................................        5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................        6

     Item 2

     Management's Discussion and Analysis or Plan of Operations ..........................................       15

     Item 3

     Controls and Procedures..............................................................................       21

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................................................       22

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..................................       22

     Item 3. Defaults Upon Senior Securities .............................................................       22

     Item 4.  Submission of Matters to a Vote of Security Holders ........................................       22

     Item 5. Other Information ...........................................................................       22

     Item 6. Exhibits.....................................................................................       22

     Signatures ..........................................................................................       23


CERTIFICATIONS ...........................................................................................       24

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
                        (In thousands, except share data)

                                                                                   March 31,           December 31,
                                                                                      2006                 2005
                                                                               --------------------- ------------------
                                                                                   (Unaudited)          (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                                    $             73     $             364
  Accounts receivable, net of allowance for doubtful accounts of
   $0 in 2006 and 2005                                                                    1,361                 1,858
  Prepaid expenses and other current assets                                                 134                   195
                                                                               ----------------      ------------------
       Total current assets                                                               1,568                 2,417

Property and equipment, net                                                                 385                   446
Other assets                                                                                314                   318
                                                                               ----------------      ------------------
         TOTAL ASSETS                                                          $          2,267     $           3,181
                                                                               ================     ===================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Short-term revolving loans                                                   $            247     $             695
  Current portion of capital lease obligations                                               94                    99
  Notes payable, net of discount                                                          1,110                   995
  Accounts payable and accrued expenses                                                   2,120                 1,962
  Dividends payable, current                                                              1,947                 1,775
  Deferred revenue                                                                          546                   796
  Warrant liability                                                                         489                   459
  Liabilities from discontinued operations                                                   53                    61
                                                                               ----------------      ------------------
       Total current liabilities                                                          6,606                 6,842

Capital lease obligations, net of current portion                                            50                    73
                                                                               ----------------      ------------------
       Total liabilities                                                                  6,656                 6,915
                                                                               ----------------      ------------------

Commitments and contingencies

Shareholders' deficiency
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
    Series A Convertible Preferred, 134,680 issued and outstanding in 2006 and 2005; liquidation preference of $2,750,000 in 2006 and
    2005                                                                                      -                     -
    Series B Redeemable Preferred, 974 shares issued and outstanding in
    2006 and 2005; liquidation preference of $974,075 in 2006 and 2005                        -                     -
    Series C Redeemable Preferred, 2,000 shares issued and outstanding in 2006 and 2005; liquidation preference of $2,000,000 in 2006 and
    2005
    Series D Redeemable Preferred, 100 shares issued and outstanding
    in 2006 and 2005; liquidation preference of $100,000 in 2006 and 2005                     -                     -
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
  4,972,955 shares issued in 2006 and 2005; and 4,933,028 shares
  outstanding in 2006 and 2005                                                                -                     -
  Additional paid-in capital                                                            113,177               113,039
  Unearned compensation                                                                    (222)                 (134)
  Accumulated deficit                                                                  (117,016)             (116,311)
                                                                               ----------------      ------------------
                                                                                         (4,061)               (3,406)

  Common stock in treasury, at cost  - 24,371 shares                                       (328)                 (328)
                                                                               ----------------      ------------------
     Total shareholders' deficiency                                                      (4,389)               (3,734)
                                                                               ----------------      ------------------

          TOTAL LIABILITIES AND SHAREHODERS' DEFICIENCY                       $           2,267     $            3,181
                                                                              =================     ===================

See notes to condensed consolidated financial statements.                      3

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
                      (in thousands, except per share data)

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                               March 31,
                                                                                               ---------
                                                                                           2006             2005
                                                                                     ---------------- ----------------
   Revenue                                                                           $      2,015      $      2,080
                                                                                     ---------------- ----------------

   Costs and expenses
     Operations, research and development                                                   1,063            1,013
     Sales and marketing                                                                      463              472
     General and administrative                                                               694              692
                                                                                               87              113
                                                                                     ---------------- ----------------
                                                                                            2,307            2,290
                                                                                     ---------------- ----------------

   Operating loss                                                                            (292)            (210)

   Other expenses
     Other expense, net                                                                        60               --
     Interest expense, net                                                                    181               75
                                                                                     ---------------- ----------------

   Net loss                                                                                  (533)            (285)

   Preferred stock dividends                                                                 (172)            (154)
                                                                                     ---------------- ----------------

   Net loss attributable to common shareholders                                      $       (705)    $       (439)
                                                                                     ================ ================

   Basic and diluted loss per share                                                  $      (0.14)    $      (0.10)
                                                                                     ================ ================

   Basic weighted average common shares outstanding                                         4,933            4,510
                                                                                     ================ ================

See notes to condensed consolidated financial statements.                      4

                               DIRECT INSITE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                        (In thousands, except share data)

                                                                                          For the three months ended
                                                                                                   March 31,
                                                                                           2006              2005
                                                                                                          (Restated)
                                                                                     ----------------- ------------------
Cash flows from operating activities

 Loss from continuing operations                                                       $        (533)    $        (285)
 Adjustments to reconcile loss from continuing operations
  to net cash used in continuing operations:
   Amortization and depreciation:
     Property and equipment                                                                       87               113
     Discount on debt                                                                            125                --
    Common stock and options issued for services                                                  --                18
    Amortization of deferred stock based compensation                                             50                22
    Change in fair value of warrant liability                                                     30                --

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          496               573
    Prepaid expenses and other current assets                                                     61                29
    Other assets                                                                                   4               (28)
    Accounts payable and accrued expenses                                                        158               (42)
    Deferred revenue                                                                            (250)             (447)
                                                                                       --------------  ----------------
       Net cash provided by (used in) continuing operations                                      228               (47)
                                                                                       --------------  ----------------

  Change in:
    Assets and liabilities from discontinued operations                                           (8)               (9)
                                                                                       --------------  ----------------
       Net cash used in discontinued operations                                                   (8)               (9)
                                                                                       --------------  ----------------

       Net cash provided by (used in) operating activities                                       220               (56)
                                                                                       --------------  ----------------

Cash flows used in investing activities
 Expenditures for property and equipment                                                         (24)              (66)
                                                                                       --------------  ----------------

Cash flows from financing activities
 Repayments of revolving loans, net                                                             (448)             (298)
 Proceeds from short-term notes                                                                   --               750
 Repayments of long-term debt                                                                    (39)              (42)
                                                                                       --------------  ----------------
       Net cash (used in) provided by financing activities                                      (487)              410
                                                                                       --------------  ----------------

Net (decrease) increase in cash and cash equivalents                                            (291)              288

Cash and cash equivalents - beginning of period                                                  364               306
                                                                                       --------------  ----------------
Cash and cash equivalents - end of period                                              $          73    $          594
                                                                                       ==============   ===============

Cash paid for interest                                                                 $          47    $           78
                                                                                       ==============   ===============
Non-cash investing and financing activities:

Debt discount on loans                                                                 $          --    $          394
                                                                                       ==============   ===============
Issuance of common shares and options to purchase
common shares for services and fees                                                    $          --    $           12
                                                                                       ==============   ===============

See notes to condensed consolidated financial statements.                      5

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005



1.   Interim Financial Information

     The condensed consolidated balance sheet as of March 31, 2006, and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2006 and 2005, have been prepared by the Company and are not audited. These interim financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the quarterly period ended March 31, 2006, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Form-10KSB. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the December 31, 2005 consolidated financial statements.

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

     The Company also provides Custom Engineering Services which are single contractual agreements involving modification or customization of the Company's proprietary ASP software solution. Additionally the Company provides service offerings in the form of its patented dbExpress TM technology, a management information tool that allows users to visually data mine large volumes of transactional data via the Internet. A complete Internet Customer Care tool set integrated with the EIP&P product set is also available. The Company operates fully redundant data centers located at its main office in Bohemia, N.Y. and in an IBM co-location facility in Newark, NJ.

     Management's liquidity plans are discussed in Note 11. Also, as described in Note 10, the Company has two customers that accounted for approximately 71.5% and 26.5% of the Company's revenue for the three month period ended March 31, 2006 and 74.0% and 24.5% of revenue for the three month period ended March 31,2005. Loss of either of these customers would have a material adverse effect on the Company.

3.   Stock Based Compensation

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No, 123(Revised 2004), "Share-Based Payment", ("SFAS 123(R)"), using the modified-prospective-transition method. As a result, for the three months ended March 31, 2006, the Company recorded $28,000 in compensation expense for the fair value of options.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005



3.   Stock Based Compensation (continued)

     Prior to January 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"). The Company did not recognize stock-based compensation cost in its statements of operations for periods prior to January 1, 2006 as options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. However, compensation expense was recognized under APB No. 25 for certain options granted to an employee and certain non employees of the Company based upon the intrinsic value (the difference between the exercise price at the date of the grant and the deemed fair value of the common stock).

     Three Months Ended March 31, 2005
     ---------------------------------

     As was permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

                                                                     ------------------
                                                                     Three Months Ended
                                                                       March 31, 2005
                                                                      -----------------
     Net (loss) income attributable to common shareholders
      As reported                                                        $      (439)
      Less:  Stock-based employee compensation
       expense determined under fair value-based
       method for all awards                                                    (156)
                                                                         ------------
      Pro forma                                                          $      (595)
                                                                         ============

     Basic and diluted net loss per share
      As reported                                                        $     (0.10)
                                                                         ============
      Pro forma                                                          $     (0.13)
                                                                         ============

     The fair value of Company common stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 71.9% in 2005,
     (2)  risk-free  interest  rates of 4.50% in 2005 and (3) expected  lives of
     4.75 years in 2005.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

4.   Restatement of Prior Periods

     The Company has restated its condensed consolidated financial statements for the quarter ended March 31, 2005 to correct the accounting for warrants issued in connection with its March 29, 2005 sale of Senior Subordinated Notes (See Note 8). The corrected accounting reflects the warrants as a derivative liability under the guidance of SFAS 133 and EITF 00-19 and the resultant debt discount on the notes determined on the residual value basis. The Company previously accounted for the warrants as equity and the resultant debt discount on the notes was determined on a relative fair value basis.

     The effects of the restatement on the condensed consolidated financial statements for the quarter ended March 31, 2005 were:

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

6.   Discontinued Operations

     In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. At March 31, 2006, liabilities of the discontinued operation consist of loans and accounts payable of $53,000.

7.   Accounts Receivable and Revolving Loans

     The Company has an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1 1/2% per month, is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The initial term of the agreement was for one year, and continues until due notice of termination is given at any time by either party to the agreement. At March 31, 2006, the Company had no accounts receivable assigned to the Bank.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


7.   Accounts Receivable and Revolving Loans (continued)

     The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a Director of the Company, are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At March 31, 2006 the Rec Fund had a total principal available for assignment of $250,000 and the Company had outstanding advances from the Rec Fund of $247,000 resulting in an unused availability under the agreement of $3,000.

8.   Debt

     Notes payable
     -------------

     At March 31, 2006 notes payable consist of the notes as described below of $750,000 less debt discount of $250,000 and lines of credit of $610,000 as further described below.

     In March 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Sigma Opportunity Fund LLC ("Sigma") and Metropolitan Venture Partners II, L.P. ("MetVP"), collectively the "Buyers", whereby the Buyers purchased Senior Subordinated Secured Notes (the "Note Purchase") in the aggregate amount of $750,000. The notes bear interest at the rate of five percent (5%) per year beginning June 28, 2005, and are payable quarterly in cash or common stock at the option of the Buyers. The Notes mature on the earlier to occur of (i) September 29, 2006, or (ii) the date on which demand for payment of the loan payable to JPMorgan Chase Bank ("JPMC") is made. In connection with the note purchase the Buyers were issued warrants to purchase 750,000 common shares of the Company. The initial exercise price of the warrants was $0.90 per share of common stock.

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

     Under the terms of the agreement, on September 1, 2005 the Company filed with the Securities and Exchange Commission a Registration Statement to register a number of common shares equal to the maximum number of shares that would be issuable to the Buyers in payment of interest on the notes through the maturity date plus a number of common shares issuable upon exercise of the warrants. The Company is required to pay liquidating damages in the amount of 1% per month of the purchase price paid for the first two months and 2% for the remaining months to the buyers upon the occurrence of the following events:

          1.   Failure to file a registration statement by August 30, 2005
          2. Failure to have the registration statement declared effective by December 31, 2005
          3. Failure to maintain the effectiveness of the registration statement until the earlier of (a) March 29, 2008, (b) the date whereby all the securities may be sold pursuant to Rule 144 (c)
               the date on which the Buyers no longer hold the securities
          4.   Failure to be listed on the OTC Bulletin  Board,  American  Stock
               Exchange, NASDAQ NASDAQ  SmallCap or New York Stock  Exchange

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

8. Debt (continued)


          6.   Failure to timely deliver warrant or interest shares.

     The Company has accrued $30,000 of liquidated damages as of March 31, 2006.

     As such under the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" the Company was required to record the warrants issued as a derivative liability at fair value on the date of issuance. (See Note 18) In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting this liability will be adjusted for changes in its fair value. The fair value of the warrants is determined using the Black Scholes valuation model. Actual period close common stock price ($0.66), applicable volatility rates (70.6%), remaining contractual life (six years), and the period close risk free interest rate (4.8%) for the warrants expected remaining useful life are the key assumptions used in the valuation calculation. Period to period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have no cash effect over the life of the instrument. The change in the fair value of the warrants for the three months ended March 31, 2006 was $30,000 and is included in Other Expense, net in the condensed consolidated financial statement of operations.

     The Company recorded a debt discount of $565,000 based on the residual value of the proceeds received and the fair value of the warrants. This discount is being amortized over the life of the loan using the effective interest rate method. Amortization of $125,000 was recorded as interest expense during the three months ended March 31, 2006.

     Lines of credit
     ---------------

     On June 30, 2005, the Company obtained a new line of credit in the principal amount of $500,000 with JPMC evidenced by a Grid Demand Promissory Note (the "Credit Facility) replacing a prior credit facility dated June 27, 2003, under substantially similar terms, but extending the original Maturity Date to June 30, 2007. As a condition precedent to providing the Credit Facility, the JPMC required guarantees of our obligations from Tall Oaks Group L.L.C. ("Tall Oaks") and Lawrence Hite (managing member of Tall Oaks) and a collateral agreement from Tall Oaks. In consideration of the issuance of such guarantee and delivery of the collateral agreement, on July 12, 2005, the Company issued and delivered to Tall Oaks warrants with an initial exercise price of $1.00 per share to purchase an aggregate of 500,000 shares of the common stock of Company.

     The LoC permits two forms of draw down; one based upon prime rate, the second based upon LIBOR. The Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of March 31, 2006, the balance outstanding was $500,000 and the applied interest rate was 7.05%.

     Also in 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. The line is guaranteed by the Company's chairman, secured by the assets of the Company and carries a variable interest rate equal to Sterling's base rate plus 2.0% (10.5% at March 31, 2006). Repayments are calculated monthly at 2.778% of the outstanding balance, plus finance charges, and continue until the line is fully paid. At March 31, 2006, the Company had an outstanding balance of approximately $110,000 under the line of credit.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


8.   Debt (continued)

     Capitalized lease obligations
     -----------------------------

     The Company has equipment under capital lease obligations expiring at various times through 2008. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 6.9% to 19.2%, and the net book value of the related assets is approximately $159,000 as of March 31, 2006.

9.   Shareholders' Deficiency

     Common Stock and Option Issuances
     ---------------------------------

     During the quarter ended March 31, 2006, the Company did not issue any shares of common stock or options.

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

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been antidilutive for the periods presented, consist of the following (in thousands):

       Options to purchase common stock                             4,854
       Warrants to purchase common stock                            3,332
       Series A Convertible preferred stock                         1,347
                                                                    -----

             Total potential common shares as of March 31, 2006     9,533
                                                                    =====

10.  Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: ASP services and custom engineering services.

                                                  Three Months Ended March 31,
                                                    2006                2005
                                              ----------------- ----------------
                     ASP IOL fees                  $1,550              $1,149
                     Other ASP services                 8                  14
                     Custom engineering fees          457                 917
                                                   -------            --------

                          Total Revenue            $2,015              $2,080
                                                   ======              ======

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


10.  Products and Services (continued)

     Major Customers
     ---------------

     For the three months ended March 31, 2006 the Company had two major customers that accounted for 71.5% and 26.5% of the Company's total revenue. For the three months ended March 31, 2005 these customers accounted for 74.0% and 24.5% of total revenue. Accounts receivable from these customers amounted to $1,354,000 and $1,833,000 at March 31, 2006 and December 31, 2005, respectively.

11.  Management's Liquidity Plans

     In order to meet cash requirements and to achieve positive operating cash flows the Company has and will continue to take various actions and steps that the management believes will enable it to attain these goals. These actions include:

          o In March 2005 the Company closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less legal fees of $55,000 (see Note 8).

          o The Company and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006 and April 15, 2006, respectively. The Company may seek to defer these dividends further. Management believes the Company is precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

          o The Company may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to the Company, or if available, on terms and conditions that would be acceptable. In 2004, the Company entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and may receive advances up to $250,000 from Diri Rec Fund (see Note 5). Further, in June 2005 the Company renewed for a period of two years the $500,000 loan previously scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see
               Note 8). As noted above the guarantors were issued warrants and the Company could receive proceeds of $500,000 from the exercise of such warrants which expire on July 11, 2010, although there is no assurance that these warrants will be exercised.

          o The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 we entered into a new agreement to provide IOL services to a Fortune 500 company. Revenue from this new customer accounted for 26.5% of total revenue for the year three months ended March 31, 2006. Management anticipates that revenue from this new customer will continue to increase in 2006 and beyond and expects to further broaden our customer base in 2006, although there is no assurance that the Company will be able to broaden this customer base.

          o In 2006 the Company initiated a cost reduction plan that management believes will significantly reduce operating costs

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


11.  Management's Liquidity Plans (continued)

               while still enabling the Company to meet its commitments to its customers.

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

     Management believes that these plans and new initiatives as discussed above will lead to positive cash flows and profitability. While the Company pursues these goals the Company also believes that its ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through March 31, 2007. There can be no assurance, however, that the Company will achieve the cash flow and profitability goals, or that it will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

12.  New Accounting Pronouncements

     In June 2005, the EITF reached consensus on Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities", as amended. Specifically, SFAS 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. However, Issue 00-19 does not define "conventional convertible debt instrument." Given the development of numerous contractual terms that may be included in a convertible debt instrument, it is not clear when a convertible debt instrument is "conventional." The company does not believe that certain warrants meet the definition of conventional convertible debt and as a result Issue No. 00-19 applies to the liability treatment of these instruments (see Note8). As such the adoption of the Issue had an effect on the Company's financial position and results of operations (see Note 8).

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

     In September 2005, the FASB ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under SFAS No. 109, "Accounting for

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


12.  New Accounting Pronouncements (continued)

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

We also provide Custom Engineering Services which are single contractual agreements involving modification or customization of the Company's proprietary ASP software solution. Additionally, we provide service offerings in the form of our patented dbExpressTM technology, a management information tool that allows users to visually data mine large volumes of transactional data via the Internet. A complete Internet Customer Care tool set integrated with the EIP&P product set is also available. We operate fully redundant data centers located at our main office in Bohemia, N.Y. and in Newark, NJ. Our facility in New Jersey is space leased at an International Business Machines ("IBM"), e-business Hosting Center. This co-location/ redundancy feature enables us to offer virtually down time free service.

This suite of services enables us to provide a comprehensive Internet delivered service from the raw transaction record through all of the internal workflow management processes including an electronically delivered invoice with customer analytics. This comprehensive service offering provides back office operations, reduces our customers' costs and provides for improved customer service by

                      DIRECT INSITE CORP. AND SUBSIDIARIES



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

Currently, IBM, our largest customer, representing approximately 71.5% and 74.0% of our revenue for the three month periods ended March 31, 2006 and 2005, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. Our second Fortune 500 company, Electronic Data Systems Corp. ("EDS"), accounted for approximately 26.5% and 24.5% of revenue for the three months ended March 31, 2006 and 2005, respectively.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

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

Cost of Revenue
---------------

Cost of revenue in the condensed consolidated statements of operations is presented along with operations, research and development costs and exclusive of amortization and depreciation shown separately. Custom Engineering Services costs related to uncompleted milestones are deferred and included in other current assets, when applicable.

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

Derivative Liabilities
----------------------

On March 29, 2005, the Company entered into a Securities Purchase Agreement with investors for secured notes and warrants. (See Note 8). The warrants shares are subject to registration rights penalties with provisions that are outside the control of the Company. As such the detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19.

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The detachable warrants are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates, remaining contractual life and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the Black Scholes valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. There is no cash effect to these additions or charges over the life of these instruments. For the three months ended March 31, 2006 and 2005 the Company recorded a charge of $30,000 and $0, respectively, as a result of the change in fair value of these derivative instruments.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

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

Results of operations

For the three months ended March 31, 2006 we had a loss from operations of $292,000 compared to a loss from operations of $210,000 in the same period in 2005. The increase in the loss is principally due to a small decrease in revenue and an increase in operating costs as discussed below. Net loss for the three months ended March 31, 2006 was $533,000 compared to a loss of $285,000 in 2005.

For the three months ended March 31, 2006 revenue decreased $65,000 (3.1%) to $2,015,000 compared to revenue of $2,080,000 for the same period in 2005. This decrease is primarily the result of an increase in our core business, the ASP IOL services, of $401,000 (34.9%) offset by a decrease of $460,000 (50.2%) in revenue from engineering services and a small decrease of $6,000 in other services. Engineering services revenue decreased principally as the result of substantially completing deployment of our IOL service in all major geographies for our largest customer, IBM, and completion of the initial phases of our IOL service for EDS. We anticipate that revenue from engineering services will increase as we begin new initiatives at both IBM and EDS and as we expand our customer base.

Costs of operations, research and development increased by $50,000 (4.9%) to $1,063,000 for the three months ended March 31, 2006 compared to costs of
$1,013,000 for the three months ended March 31, 2005. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The increase in costs is principally due to increases in personnel wages and benefit costs of $17,000, an increase in software costs of $9,000 and an increase in office rent of $20,000, offset by a decrease in professional fees of $21,000. All other operating expenses increased $25,000, net.

Sales and marketing costs were $463,000 for the three months ended March 31, 2006, a decrease of $9,000 or 1.9% compared to costs of $472,000 for the same period in 2005. Professional fees, including personnel recruiting costs, decreased $26,000, while personnel and related benefits costs increased $21,000, while all other costs decreased by $4,000.

General and administrative costs increased $2,000, less than 1%, to $694,000 for the three months ended March 31, 2006 compared to costs of $692,000 for the same period in 2005. Legal and accounting fees increased $43,000 principally due to costs incurred for a registration statement, while personnel costs including recruitment costs decreased $12,000. Insurance costs decreased $13,000 primarily due to rate decreases. All other administrative costs decreased $16,000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES


Depreciation and amortization expense decreased by $26,000 (23.0%), primarily due to fully amortizing certain software costs and other computer equipment.

Interest expense increased $106,000, principally due to the amortization of debt discount of $125,000, offset by a decrease in interest due to lower rate of borrowing under our receivables financing agreements.

Other expense increased $60,000 due to penalties incurred in connection with the Sigma and MetVP financing (see Note 8 to the Condensed Consolidated Financial Statements) and the marked to market adjustment for the fair value of the warrant liability.

Financial Condition and Liquidity

For the three months ended March 31, 2006, we had an operating loss of $292,000 compared to an operating loss of $210,000 for the same period in 2005. Cash provided by continuing operations was $228,000 in the first three months of 2006 compared to cash used in continuing operations of $47,000 for the same period in 2005, an improvement of $275,000. Cash used in discontinued operations was $8,000 for the three months ended March 31, 2006, compared to $9,000 for the same period in 2005.

Cash provided by operations, including cash used for discontinued operations, for the three months ended March 31, 2006 was $220,000, consisting of the net loss of $533,000, reduced by non-cash expenses of $292,000, including depreciation and amortization of property and equipment of $87,000, amortization of debt discount of $125,000, amortization of deferred stock-based compensation of $50,000 and the change in the fair value of the warrant liability of $30,000. In addition accounts receivable were reduced by $496,000, while accounts payable and accrued expenses increased $158,000. This was offset by a decrease in deferred revenue of $250,000.

Cash used in investing activities was $24,000 for the three months ended March 31, 2006, compared to $66,000 for same period in 2004. This was principally expenditures for equipment.

Cash used in financing activities totaled $487,000 for the three months ended March 31, 2006, compared to cash provided by financing activities of $410,000 for the three months ended March 31, 2005. As noted above, we received proceeds from a new loan financing of $750,000 in the first quarter of 2005. We repaid $39,000 of long-term debt and capital lease obligations in the first quarter of 2006 and the balance outstanding under short term revolving loans for receivables financing decreased by $448,000 in 2006.

Management's Liquidity and Financing Plans

In order to meet our cash requirements and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     o In March 2005 the we closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less legal fees of $55,000 (see Note 8).

     o The holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006 and April 15, 2006, respectively. We may seek to defer these dividends further. Management believes that we are precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

     o We may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to us, or if available, on terms and conditions that would

                      DIRECT INSITE CORP. AND SUBSIDIARIES


          be acceptable. In 2004, we entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and may receive advances up to $250,000 from Diri Rec Fund (see Note 7). Further, in June 2005, we renewed for a period of two years the $500,000 loan previously scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see Note 8). As noted above the guarantors were issued warrants and the we could receive proceeds of $500,000 from the exercise of such warrants which expire on July 11, 2010, although there is no assurance that these warrants will be exercised.

     o We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 we entered into a new agreement to provide IOL services to a Fortune 500 company. Revenue from this new customer accounted for 26.5% of total revenue for the year three months ended March 31, 2006. We anticipate that revenue from this new customer will continue to increase in 2006 and beyond and expect to further broaden our customer base in 2006, although there is no assurance that we will be able to broaden this customer base.

     o In 2006 we initiated a cost reduction plan that we believe will significantly reduce our operating costs while still enabling us to meet our commitments to our customers.

     o We continue to expand our marketing efforts in order to increase the customer base. In this regard, in 2003, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. As a result of this relationship, in the first quarter of 2006 we began deployment of our IOL service to a new outsourcing customer of IBM. We will continue to pursue similar channel partner opportunities. Also, in the third quarter 2005 we employed a new sales and marketing executive to further expand our sales efforts.

     We believe that these plans and new initiatives as discussed above will lead to positive cash flows and profitability. While we pursue these goals we also believe that our ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through March 31, 2007. There can be no assurance, however, that we will achieve the cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.


Item 3- Controls and Procedures

Evaluation of Disclosure Controls and Procedures
-------------------------------------------------

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

Based on their evaluation of the Company's disclosure controls and procedures which took place as of March 31, 2006, the Chief Executive Officer and the Chief

                      DIRECT INSITE CORP. AND SUBSIDIARIES


Financial Officer believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting.

Changes in Internal Controls
----------------------------

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

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no changes in such controls or in other factors that could have materially affected, or is reasonably likely to materially affect, those controls.

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

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer and the consultant as mentioned above, of transactions and accounting entries. Given these reportable conditions and material weaknesses, management devoted additional resources to closing and preparing the report for the three months ended March 31, 2006.

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




DIRECT INSITE CORP.




/s/  James A. Cannavino
------------------------------------------------------
James A. Cannavino, Chief Executive Officer                May 22, 2006



/s/ Michael J. Beecher
------------------------------------------------------
Michael J. Beecher,  Chief Financial Officer               May 22, 2006