Form 10QSB
period 2006-06-30
DIRECT INSITE CORP
filed 2006-08-17
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB
                                   (Mark One)


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2006

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to ______

                         Commission File No. 0-20660


                              DIRECT INSITE CORP.
        (Exact name of Small Business Issuer as specified in its Charter)


        Delaware                                     11-2895590
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification  No.)


80 Orville Drive, Bohemia, N.Y.                        11716
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code      (631) 873-2900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   [X[               No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ } No [X]

The number of shares of $.0001 par value stock outstanding as of August 10, 2006 was: 4,902,972.

Transitional Small Business Disclosure Format (check one):   Yes [  ]   No [X]

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                              Page

     Item 1

     Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and
       December 31, 2005 .................................................................................    3

     Condensed Consolidated Statements of Operations
       For the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)..............................    4

     Condensed Consolidated Statements of Cash Flows
       For the Six Months Ended June 30, 2006 and 2005 (Unaudited)........................................    5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................    6

     Item 2

     Management's Discussion and Analysis or Plan of Operations ..........................................   17

     Item 3

     Controls and Procedures..............................................................................   23

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................................................   25

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..................................   25

     Item 3. Defaults Upon Senior Securities .............................................................   25

     Item 4.  Submission of Matters to a Vote of Security Holders ........................................   25

     Item 5. Other Information ...........................................................................   25

     Item 6. Exhibits.....................................................................................   25

     Signatures ..........................................................................................   26


CERTIFICATIONS ...........................................................................................   27

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
                       (In thousands, except share data)

                                                                                    June 30,           December 31,
                                                                                      2006                 2005
                                                                              --------------------- --------------------
                                                                                  (Unaudited)            (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $             230     $             364
  Accounts receivable, net of allowance for doubtful accounts of
   $0 in 2006 and 2005                                                                    1,376                 1,858
  Prepaid expenses and other current assets                                                  71                   195
                                                                              -----------------     -----------------
       Total current assets                                                               1,677                 2,417

Property and equipment, net                                                                 393                   446
Other assets                                                                                317                   318
                                                                              -----------------     -----------------
         TOTAL ASSETS                                                          $          2,387     $           3,181
                                                                              =================     =================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Short-term revolving loans                                                   $            368     $             695
  Current portion of capital lease obligations                                               83                    99
  Notes payable, net of discount                                                          1,251                   995
  Accounts payable and accrued expenses                                                   2,258                 1,962
  Dividends payable, current                                                              2,123                 1,775
  Deferred revenue                                                                          378                   796
  Warrant liability                                                                         190                   459
  Liabilities from discontinued operations                                                   48                    61
                                                                              -----------------     -----------------
       Total current liabilities                                                          6,699                 6,842

Capital lease obligations, net of current portion                                            35                    73
                                                                              -----------------     -----------------
       Total liabilities                                                                  6,734                 6,915
                                                                              -----------------     -----------------
Commitments and contingencies

Shareholders' deficiency
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
    Series A Convertible Preferred, 134,680 issued and outstanding in 2006 and 2005; liquidation preference of $2,750,000 in 2006 and
    2005                                                                                      -                     -
    Series B Redeemable Preferred, 974 shares issued and outstanding
    in 2006 and 2005; liquidation preference                                                  -                     -
    of $974,075 in 2006 and 2005
    Series C Redeemable Preferred, 2,000 shares issued and outstanding in 2006 and 2005; liquidation preference of $2,000,000 in 2006 and 2005
    Series D Redeemable Preferred, 100 shares issued and outstanding in 2006 and 2005; liquidation preference of $100,000 in 2006 and 2005
  Common stock, $0.0001 par value; 50,000,000 shares
  authorized; 4,942,899 and 4,972,955
  shares issued in 2006 and 2005,respectively; and 4,902,972 and 4,933,028                    -                     -
  shares outstanding in 2006 and 2005, respectively
  Additional paid-in capital                                                            113,128               113,039
  Unearned compensation                                                                    (180)                 (134)
  Accumulated deficit                                                                  (116,967)             (116,311)
                                                                              -----------------     -----------------
                                                                                         (4,019)               (3,406)

  Common stock in treasury, at cost  - 24,371 shares                                       (328)                 (328)
                                                                              -----------------     -----------------
                                                                                         (4,347)               (3,734)
                                                                              -----------------     -----------------
          TOTAL LIABILITIES AND SHAREHODERS' DEFICIENCY                       $           2,387     $           3,181
                                                                              =================     =================

See notes to condensed consolidated financial statements.                      3

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2005
                     (in thousands, except per share data)

                                                                      Three Months Ended                    Six Months Ended
                                                                           June 30,                             June 30,
                                                                    2006              2005              2006               2005
                                                                                   (restated)                           (restated)
                                                               ---------------- ----------------- ------------------ ---------------
Revenue                                                        $       2,196    $       2,318       $     4,211      $       4,398
                                                               ---------------- ----------------- ------------------ ---------------

Costs and expenses
  Operations, research and development                                 1,003            1,034             2,066              2,047
  Sales and marketing                                                    350              559               813              1,031
  General and administrative                                             651              780             1,345              1,472
  Amortization and depreciation                                           76              115               163                228
                                                               ---------------- ----------------- ------------------ ---------------
                                                                       2,080            2,488             4,387              4,778
                                                               ---------------- ----------------- ------------------ ---------------
Operating income (loss)                                                  116             (170)             (176)              (380)

Other (income) and expenses
  Change in fair value of warrant liability                             (299)              92              (269)                92
  Other (income) expense, net                                             32                1                62                  1
  Interest expense, net                                                  153              130               334                205
                                                               ---------------- ----------------- ------------------ ---------------
Income (loss) from continuing operations                                 230             (393)             (303)              (678)

Loss from discontinued operations                                         (4)              (9)               (4)                (9)
                                                               ---------------- ----------------- ------------------ ---------------
Net income (loss)                                                        226             (402)             (307)              (687)

Preferred stock dividends                                               (176)            (171)             (348)              (325)
                                                               ---------------- ----------------- ------------------ ---------------
Net income (loss) attributable to common shareholders          $          50      $      (573)    $        (655)     $      (1,012)
                                                               ================ ================= ================== ===============

Basic and diluted income (loss) per share:
  Basic and diluted income (loss) from continuing
  operations                                                   $        0.01      $     (0.12)    $       (0.13)     $       (0.22)
                                                               ================ ================= ================== ===============
  Basic  and  diluted  (loss)  per  share  from  discontinued
  operations                                                            0.00             0.00              0.00               0.00
                                                               ---------------- ----------------- ------------------ ---------------
Basic and diluted income (loss) per share                      $        0.01      $     (0.12)    $       (0.13)             (0.22)
                                                               ================ ================= ================== ===============
Basic weighted average common shares outstanding                       4,881            4,600             4,907              4,560
                                                               ================ ================= ================== ===============
Diluted weighted average common shares outstanding                     5,619            4,600             4,907              4,560
                                                               ================ ================= ================== ===============


See notes to condensed consolidated financial statements.                      4

                               DIRECT INSITE CORP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                       (In thousands, except share data)

                                                                                             2006              2005
                                                                                                           (Restated)
                                                                                     ----------------- ------------------
Cash flows from operating activities

 Loss from continuing operations                                                       $        (303)    $        (678)
 Adjustments to reconcile loss from continuing operations
  to net cash used in continuing operations:
   Amortization and depreciation:
     Property and equipment                                                                      162               229
     Discount on debt                                                                            222                48
    Common stock and options issued for services                                                  --               113
    Amortization of deferred stock based compensation                                            115                36
    Change in fair value of warrant liability                                                   (269)               92

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          482               172
    Prepaid expenses and other current assets                                                    124               102
    Other assets                                                                                  --               (20)
    Accounts payable and accrued expenses                                                        225                57
    Deferred revenue                                                                            (418)             (623)
                                                                                     ----------------- ------------------
       Net cash provided by (used in) continuing operations                                      339              (472)
                                                                                     ----------------- ------------------
  Cash flows from discontinued operations:
  (Loss) from discontinued operations                                                             (4)               (9)
  Change in:
    Assets and liabilities from discontinued operations                                          (13)              (38)
                                                                                     ----------------- ------------------
       Net cash used in discontinued operations                                                  (17)              (47)
                                                                                     ----------------- ------------------
       Net cash provided by (used in) operating activities                                       322              (519)
                                                                                     ----------------- ------------------
Cash flows used in investing activities
 Expenditures for property and equipment                                                         (52)             (127)
                                                                                     ----------------- ------------------
Cash flows from financing activities
 Repayments of revolving loans, net                                                             (327)             (188)
 Proceeds from short-term notes                                                                   --               750
 Repayments of long-term debt                                                                    (77)              (94)
                                                                                     ----------------- ------------------
       Net cash (used in) provided by financing activities                                      (404)              468
                                                                                     ----------------- ------------------
Net decrease in cash and cash equivalents                                                       (134)             (178)

Cash and cash equivalents - beginning of period                                                  364               306
                                                                                     ----------------- ------------------
Cash and cash equivalents - end of period                                             $          230    $          128
                                                                                     ================= ==================
Cash paid for interest                                                                $           81    $          78
                                                                                     ================= ==================

Non-cash investing and financing activities:

Equipment acquired through issuance of note payable                                   $           56    $           -
                                                                                     ================= ==================
Debt discount on loans                                                                $           --    $         394
                                                                                     ================= ==================
Issuance of common shares and options to purchase
 common shares for services and fees                                                   $           --    $          12
                                                                                     ================= ==================

See notes to condensed consolidated financial statements.                      5

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005



1.   Interim Financial Information

     The condensed consolidated balance sheet as of June 30, 2006, and the condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2006 and 2005, have been prepared by the Company and are not audited. These interim financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the six month period ended June 30, 2006, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     Management's liquidity plans are discussed in Note 11. Also, as described in Note 10, the Company has two customers that accounted for approximately 69.0% and 28.8% of the Company's revenue for the six month period ended June 30, 2006 and 69.9% and 27.6% of revenue for the six month period ended June 30, 2005. Loss of either of these customers would have a material adverse effect on the Company.

3.   Stock Based Compensation

     Stock Options
     -------------

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No, 123(Revised 2004), "Share-Based Payment", ("SFAS 123(R)"), using the modified-prospective-transition method. As a result, for the three and six month periods ended June 30, 2006, the Company recorded $20,000 ($0.00 per share) and $48,000 ($0.01 per share), respectively, in compensation expense for the fair value of options. At June 30, 2006, there was $90,000 of total

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


3.   Stock Based Compensation (continued)

     unrecognized compensation costs related to stock options granted which is expected to be recognized over a weighted average period of 2.0 years.

     Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At June 30, 2006, 6,720,000 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises. There were no options granted during the six months ended June 30, 2006.

     A summary of option activity under the plans for the six months ended June 30, 2006 is as follows:


   ------------------------------- ------------------- ------------------------ -------------------- ----------------------

                                                                                 Weighted Average
                                                          Weighted Average           Remaining         Aggregate Intrinsic
                                           Shares          Exercise Price           Contractual               Value
                                       (in thousands)                              Term (in years)        (in thousands)
   ------------------------------- ------------------- ------------------------ -------------------- ----------------------
     Balance, December 31, 2005              4,854                  $1.25
   ------------------------------- ------------------- ------------------------ -------------------- ----------------------
         Granted                               --
   ------------------------------- ------------------- ------------------------ -------------------- ----------------------
         Exercised                             --
   ------------------------------- ------------------- ------------------------ -------------------- ----------------------
         Canceled                             610
   ------------------------------- ------------------- ------------------------ -------------------- ----------------------
         Forfeited                             --
   ------------------------------- ------------------- ------------------------ -------------------- ----------------------
     Balance, June 30, 2006                  4,244                  $1.23                   2.3                   $--
   ------------------------------- ------------------- ------------------------ -------------------- ----------------------
     Exercisable, June 30, 2006              4,098                  $1.24                   2.3                   $--
   ------------------------------- ------------------- ------------------------ -------------------- ----------------------

          A summary of the status of the Company's non-vested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

---------------------------------------- -------------------------------------- ----------------------------------------------

             Non-vested Shares                         Shares (000)             Weighted-average Grant Date Fair Value
---------------------------------------- -------------------------------------- ----------------------------------------------
Non-vested at January 1, 2006                            211                                   $0.65
---------------------------------------- -------------------------------------- ----------------------------------------------
Granted                                                   --                                   $  --
---------------------------------------- -------------------------------------- ----------------------------------------------
Vested                                                    65                                   $0.73
---------------------------------------- -------------------------------------- ----------------------------------------------
Forfeited                                                                                      $  --
                                                           0
---------------------------------------- ====================================== ----------------------------------------------
Non-vested at June 30, 2006                               146                                  $0.61
---------------------------------------- ====================================== ----------------------------------------------

     The total fair value of shares vested during the six months ended June 30, 2006 was $48,000.

     Prior to January 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"). The Company did not recognize stock-based compensation cost in its statements of operations for periods prior to January 1, 2006 as options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. However, compensation expense was recognized under

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005



3. Stock Based Compensation (continued)

     APB No. 25 for certain options granted to an employee and certain non employees of the Company based upon the intrinsic value (the difference between the exercise price at the date of the grant and the deemed fair value of the common stock).

     Three and Six Months Ended June 30, 2005
     ----------------------------------------

     As was permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

                                                                            ------------------   --------------------
                                                                            Three Months Ended    Six Months Ended
                                                                               June 30, 2005        June 30, 2005
                                                                                (restated)           (restated)
                                                                            ------------------   --------------------

            Net (loss) income attributable to common shareholders
             As reported                                                        $      (573)       $      (1,012)
             Less:  Stock-based employee compensation
              expense determined under fair value-based
              method for all awards                                                    (161)                (317)
                                                                                -----------        -------------
             Pro forma                                                          $      (734)       $      (1,329)
                                                                                ===========        =============
            Basic and diluted net loss per share
             As reported                                                        $     (0.12)       $       (0.22)
                                                                                ===========        =============
             Pro forma                                                          $     (0.16)       $       (0.29)
                                                                                ===========        =============

     The fair value of Company common stock options granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 71.9% in 2005,
     (2) risk-free interest rates of 4.50% in 2005, (3) expected term of 4.75 years in 2005, and (4) expected dividend rate of 0.0% in 2005. There were no option grants during the six months ended June 30, 2006.

4.   Restatement of Prior Periods

     The Company has restated its condensed consolidated financial statements for the three and six month periods ended June 30, 2005 to correct the accounting for warrants issued in connection with its March 29, 2005 sale of Senior Subordinated Notes (See Note 8). The corrected accounting reflects the warrants as a derivative liability under the guidance of SFAS 133 and EITF 00-19 and the resultant debt discount on the notes determined on the residual value basis. The Company previously accounted for the warrants as equity and the resultant debt discount on the notes was determined on a relative fair value basis.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005




4.   Restatement of Prior Periods (continued)

     The effects of the restatement on the condensed consolidated financial statements for the three and six month periods ended June 30, 2005 were:

     Condensed Consolidated Balance Sheet: June 30, 2005

                                                          June 30, 2005
           ---------------------------------------- --------------------------- -----------------------
                                                      As previously reported         As Restated
           ---------------------------------------- --------------------------- -----------------------
           Note payable, net of discount                $    535                      $    404
           ---------------------------------------- --------------------------- -----------------------
           Warrant liability                            $     --                      $    486
           ---------------------------------------- --------------------------- -----------------------
           Total liabilities                            $  5,846                      $  6,201
           ---------------------------------------- --------------------------- -----------------------
           Additional paid-in-capital                   $112,867                      $112,609
           ---------------------------------------- --------------------------- -----------------------
           Total shareholders' deficiency               $ (3,033)                     $ (3,388)
           ---------------------------------------- --------------------------- -----------------------

Condensed Consolidated Statements of Operations

                                                      Three Months Ended                      Six Months Ended
                                                         June 30, 2005                          June 30, 2005
----------------------------------------------- ---------------- ------------------- ------------------ -----------------
                                                 As previously                         As previously
                                                   reported         As Restated          reported         As Restated
----------------------------------------------- ---------------- ------------------- ------------------ -----------------
Interest expense, net                           $        (125)   $        (130)      $        (200)     $        (205)
----------------------------------------------- ---------------- ------------------- ------------------ -----------------
Change in value of warrants                     $          --    $        ( 92)      $          --      $        ( 92)
----------------------------------------------- ---------------- ------------------- ------------------ -----------------
Loss  from continuing operations                $        (296)   $        (393)      $        (581)     $        (678)
----------------------------------------------- ---------------- ------------------- ------------------ -----------------
Net loss                                        $        (305)   $        (402)      $        (590)     $        (687)
----------------------------------------------- ---------------- ------------------- ------------------ -----------------

Net loss attributable to common shareholders    $        (476)   $        (573)      $        (915)     $      (1,012)
----------------------------------------------- ---------------- ------------------- ------------------ -----------------
Earnings per share:
----------------------------------------------- ---------------- ------------------- ------------------ -----------------
  Loss from continuing operations attributable
to common shareholders                          $       (0.10)   $       (0.12)      $       (0.20)     $       (0.22)
----------------------------------------------- ---------------- ------------------- ------------------ -----------------

  Loss attributable to common shareholders      $       (0.10)   $       (0.12)      $       (0.20)     $       (0.22)
----------------------------------------------- ---------------- ------------------- ------------------ -----------------

5.   Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications.

6.   Discontinued Operations

     In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. At June 30, 2006, liabilities of the discontinued operation consist of loans and accounts payable of $48,000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


7.   Accounts Receivable and Revolving Loans

     The Company has an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1 1/2% per month, is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The initial term of the agreement was for one year, and continues until due notice of termination is given at any time by either party to the agreement. At June 30, 2006, the Company had assigned approximately $212,000 of accounts receivable to the Bank and received advances of $170,000.

     In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company may assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a Director of the Company are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At June 30, 2006 the Rec Fund had a total principal available for assignment of $250,000 and the Company had outstanding advances from the Rec Fund of $198,000 resulting in an unused availability under the agreement of $52,000.

8.   Debt

     Notes payable
     -------------

     At June 30, 2006 notes payable consist of the notes as described below of $750,000 less debt discount of $153,000, an equipment term note of $53,000 and lines of credit of $602,000 as further described below.

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

     Sigma had an exclusive right to lead a "Follow-on-Financing" for 45 days following the closing and the Company had granted Sigma additional time. In

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


8.   Debt (continued)

     the event that the Follow-on-Financing had occurred the exercise price of the warrants issued in conjunction with the Note Purchase would have been adjusted as agreed between the Company and the buyers. The Follow-on-Financing was not consummated; as such, the exercise price of the warrants was reduced to $0.01 per common share.

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

     The Company has accrued $75,000 of liquidated damages as of June 30, 2006.

     As such under the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" the Company was required to record the warrants issued as a derivative liability at fair value on the date of issuance. (See Note 18) In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting this liability will be adjusted for changes in its fair value. The fair value of the warrants is determined using the Black Scholes valuation model. Actual period close common stock price ($0.26), applicable volatility rates (74.9%), remaining contractual life (5.8 years), and the period close risk free interest rate (5.1%) for the warrants expected remaining useful life are the key assumptions used in the valuation calculation. Period to period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have no cash effect over the life of the instrument. The change in the fair value of the warrants for the three and six months ended June 30, 2006 was $299,000 and $269,000, respectively, and is included in other income and expenses in the condensed consolidated financial statement of operations.

     The Company recorded a debt discount of $565,000 based on the residual value of the proceeds received and the fair value of the warrants. This discount is being amortized over the life of the loan using the effective interest rate method. Amortization of $97,000 and $222,000 was recorded as interest expense during the three and six month periods ended June 30, 2006, respectively.

     In April 2006, the Company borrowed $56,000 from a finance company to purchase computer equipment. The note is secured by the equipment purchased, is payable over 36 months in equal monthly installments of principal and interest of $1,800 and bears interest at 9.3% per annum.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


8.   Debt (continued)

     Lines of credit
     ---------------

     On June 30, 2005, the Company obtained a new line of credit in the principal amount of $500,000 with JPMC evidenced by a Grid Demand Promissory Note (the "Credit Facility") replacing a prior credit facility dated June 27, 2003, under substantially similar terms, but extending the original Maturity Date to June 30, 2007. As a condition precedent to providing the Credit Facility, the JPMC required guarantees of our obligations from Tall Oaks Group L.L.C. ("Tall Oaks") and Lawrence Hite (managing member of Tall Oaks) and a collateral agreement from Tall Oaks. In consideration of the issuance of such guarantee and delivery of the collateral agreement, on July 12, 2005, the Company issued and delivered to Tall Oaks warrants with an initial exercise price of $1.00 per share to purchase an aggregate of 500,000 shares of the common stock of Company.

     The LoC permits two forms of draw down; one based upon prime rate, the second based upon LIBOR. The Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of June 30, 2006, the balance outstanding was $500,000 and the applied interest rate was 7.05%.

     Also in 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. The line is guaranteed by the Company's chairman, secured by the assets of the Company and carries a variable interest rate equal to Sterling's base rate plus 2.0% (11.0% at June 30, 2006).

     Repayments are calculated monthly at 2.778% of the outstanding balance, plus finance charges, and continue until the line is fully paid. At June 30, 2006, the Company had an outstanding balance of approximately $102,000 under the line of credit.

     Capitalized lease obligations
     -----------------------------

     The Company has equipment under capital lease obligations expiring at various times through 2008. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 6.9% to 19.2%, and the net book value of the related assets is approximately $111,000 as of June 30, 2006.

9.   Shareholders' Deficiency

     Common Stock and Option Issuances
     ---------------------------------

     During the six months ended June 30, 2006, the Company issued 37,444 shares of common stock valued at $23,000 to an employee as compensation. No options were issued during the six months ended June 30, 2006.

     Earnings Per Share
     ------------------

     The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


9.   Shareholders' Deficiency (continued)

     computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Securities that could potentially dilute basic EPS in the future consist of the following (in thousands):

        Options to purchase common stock                                4,244
        Warrants to purchase common stock                               3,332
        Series A Convertible preferred stock                            1,347
                                                                        -----
                Total potential common shares as of June 30, 2006       8,923
                                                                        =====

10.  Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: ASP services and custom engineering services.

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                           --------------------------------- -----------------------------
                                                    2006           2005           2006           2005
                                           ------------------ -------------- -------------- --------------
          ASP IOL fees                             $1,565             $1,439        $ 3,116         $2,589
          Other ASP services                            8                 12             15             26
          Custom engineering fees                     623                867          1,080          1,783
                                           ------------------ -------------- -------------- --------------
               Total Revenue                       $2,196             $2,318         $4,211         $4,398
                                           ================== ============== ============== ==============

Major Customers
---------------

     For the three months ended June 30, 2006 the Company had two major customers that accounted for 66.8% and 30.9% of the Company's total revenue. These two customers accounted for 69.0% and 28.8% of revenue for the six months ended June 30, 2006. These customers accounted for 66.2% and 30.4% of total revenue for the three months ended June 30, 2005 and 69.9% and 27.6% of revenue for the six months ended June 30, 2005. Accounts receivable from these customers amounted to $1,334,000 and $1,833,000 at June 30, 2006 and December 31, 2005, respectively.

11.  Management's Liquidity Plans

     In order to meet cash requirements and to achieve positive operating cash flows the Company has and will continue to take various actions and steps that the management believes will enable it to attain these goals. These actions include:

          * In March 2005 the Company closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less legal fees of $55,000 (see Note 8).

          * The Company and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006 and April 15, 2006, respectively. The Company may seek to defer these dividends further. Management believes the Company is precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005



11.  Management's Liquidity Plans (continued)


          * The Company may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to the Company, or if available, on terms and conditions that would be acceptable. In 2004, the Company entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and may receive advances up to $250,000 from Diri Rec Fund (see Note 5). Further, in June 2005 the Company renewed for a period of two years the $500,000 loan previously scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see
               Note 8). As noted above the guarantors were issued warrants and the Company could receive proceeds of $500,000 from the exercise of such warrants which expire on July 11, 2010, although there is no assurance that these warrants will be exercised.

          * The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 we entered into a new agreement to provide IOL services to a Fortune 500 company. Revenue from this new customer accounted for 30.9% and 28.8% of total revenue for the three and six months ended June 30, 2006. Management anticipates that revenue from this new customer will continue to increase in 2006 and beyond and expects to further broaden our customer base in 2006, although there is no assurance that the Company will be able to broaden this customer base.

          * In 2006 the Company initiated a cost reduction plan that management believes will significantly reduce operating costs while still enabling the Company to meet its commitments to its customers.

          * The Company continues to expand its marketing efforts in order to increase the customer base. In this regard, in 2003, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. We will continue to pursue similar channel partner opportunities. Also, in the third quarter 2005 we employed a new sales and marketing executive to further expand our sales efforts.

          Management believes that these plans and new initiatives as discussed above will lead to positive cash flows and profitability. While the Company pursues these goals the Company also believes that its ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through June 30, 2007. There can be no assurance, however, that the Company will achieve the cash flow and profitability goals, or that it will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

12.  New Accounting Pronouncements

     In June 2005, the EITF reached consensus on Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19,

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


12.     New Accounting Pronouncements (continued)

     'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Specifically, SFAS 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. However, Issue 00-19 does not define "conventional convertible debt instrument." Given the development of numerous contractual terms that may be included in a convertible debt instrument, it is not clear when a convertible debt instrument is "conventional." The company does not believe that certain warrants meet the definition of conventional convertible debt and as a result Issue No. 00-19 applies to the liability treatment of these instruments (see Note8). As such the adoption of the Issue had an effect on the Company's financial position and results of operations (see Note 8).

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                  (Unaudited)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005



13.  New  Accounting Pronouncements (continued)

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of this Interpretation on its financial statements, but does not expect it to have a material effect.


14.  Related Party Transactions

     During the quarter ended June 30, 2006, the Company terminated and settled the consulting agreement with Mountain Meadow Farm and its associates, including SJ Associates (collectively "Mountain Meadow") . As part of the settlement the Company agreed to issue Mountain Meadow 90,638 restricted common shares valued at $34,000 and to pay for the costs of medical, life and certain other insurance through December 31, 2013 with the cost for such insurance not to exceed $200,000 in the aggregate or $50,000 in any 12 month period. At June 30, 2006, the Company has recorded a liability of $168,000 representing the estimated present value of this obligation.

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

Overview

We primarily operate as an application service provider ("ASP"), providing an integrated transaction based "fee for service" offering called Invoices On-Line
(IOL), an electronic invoice presentment and payment (EIP&P) service that processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis on behalf of our customers. IOL is our primary offering and it is a globally delivered service that provides electronic invoice presentation in the Americas, Europe and Asia, including 28 different countries around the globe and in more than 13 languages and currencies. We currently host several million invoices that are accessible "on-line" via the Internet 24 hours per day, seven days per week, 365 days per year. IOL is a uniquely positioned service offering in the industry. The service is designed to handle the complex invoicing found in today's global business environment. The solution allows Global 1000 companies to receive, route, approve and pay invoices on-line in the local language and currency. By automating the traditional paper-based invoicing process, customers now have easy and quick access to line-item billing information, reporting and analytics. With the enhanced level of accuracy provided by IOL, invoice disputes are greatly reduced and overall customer satisfaction is substantially increased.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES


Currently, IBM, our largest customer, representing approximately 66.8% and 69.0% of revenue for the three and six month periods ended June 30, 2006, respectively and 66.2% and 69.9% of our revenue for the three and six month periods ended June 30, 2005, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. Our second Fortune 500 Company, Electronic Data Systems Corp. ("EDS"), accounted for approximately 30.9% and 28.8% of revenue for the three and six month periods ended June 30, 2006, respectively and 30.4% and 27.6% of revenue for the three and six month periods ended June 30, 2005, respectively.

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

Derivative Liabilities
----------------------

On March 29, 2005, the Company entered into a Securities Purchase Agreement with investors for secured notes and warrants. (See Note 8 of the accompanying condensed consolidated financial statements). The warrant shares are subject to registration rights penalties with provisions that are outside the control of the Company. As such the detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19.

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The detachable warrants are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates, remaining contractual life and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the Black Scholes valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. There is no cash effect to these additions or charges over the life of these instruments. For the three and six months ended June 30, 2006 the Company recorded income of $299,000 and $269,000, respectively, for the change in the fair value of these derivative instruments. For the three and six months ended June 30, 2005 the Company recorded a charge of $92,000 as a result of the change in fair value of these derivative instruments.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

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

Earnings per Share
------------------

We display earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances have been considered in the computation of diluted earnings per share to the extent they were dilutive.

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

Results of operations
---------------------

For the three months ended June 30, 2006 we had income from operations of $116,000 compared to a loss from operations of $170,000 in the same period in 2005. For the six months ended June 30, 2006 we had a loss from operations of $176,000 compared to an operating loss of $380,000 for the same period in 2005. The improvement in the operating profit/loss is principally due to the decrease in operating costs as discussed below. Net income for the three months ended June 30, 2006 was $226,000 compared to a loss of $402,000 for the same period in 2005. We had a net loss of $307,000 for the six months ended June 30, 2006 compared to a net loss of $687,000 for the same period in 2005.

For the three months ended June 30, 2006 revenue decreased $122,000 (5.3%) to $2,196,000 compared to revenue of $2,318,000 for the same period in 2005. This decrease is primarily the result of an increase in our core business, the ASP IOL services, of $126,000 (8.8%) offset by a decrease of $244,000 (28.1%) in revenue from engineering services and a small decrease of $4,000 in other services. For the six months ended June 30, 2006 revenue decreased $187,000 (4.3%) to $4,211,000 compared to revenue of $4,398,000 for the six months ended

                      DIRECT INSITE CORP. AND SUBSIDIARIES

June 30, 2005. For the six months ended June 30, 2006 revenue from the ASP IOL services increased $527,000 (20.4%) while revenue from engineering services decreased $703,000 (39.4%). Engineering services revenue decreased principally as the result of substantially completing deployment of our IOL service in all major geographies for our largest customer, IBM, and completion of the initial phases of our IOL service for EDS. We anticipate that revenue from engineering services will increase as we begin new initiatives at both IBM and EDS and as we expand our customer base.

Costs of operations, research and development decreased by $31,000 (3.0%) to $1,003,000 for the three months ended June 30, 2006 and increased $19,000 (0.9%) to $2,066,000 for the six months ended June 30, 2006 compared to costs of $1,034,000 and $2,047,000 for the three and six month periods ended June 30, 2005, respectively. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP services. For the three months ended June 30, 2006 the decrease is principally due to a decrease in professional fees of $34,000, rent of $12,000 and phone expense of $8,000 offset by an increase in purchased services of $37,000 and salaries of $9,000, while all other costs decreased $23,000. For the six months ended June 30, 2006 the increase is due to increases in salaries of $27,000, purchased services of $47,000 and auto expenses of $11,000 offset by decrease in professional fees of $54,000. All other costs decreased $12,000 for the six month period.

Sales and marketing costs were $350,000 and $813,000 for the three and six month periods ended June 30, 2006, respectively, a decrease of $209,000 (37.3%) for the three month period and a decrease of $218,000 (21.1%) for the six month period compared to costs of $559,000 and $1,031,000 for the three and six month periods ended June 30, 2005, respectively. Salaries and related costs decreased $39,000 and $18,000 for the three and six month periods ended June 30, 2006, respectively, while professional and consulting fees decreased $86,000 and $113,000 for the three and six month periods, respectively. Additionally, advertising and travel costs decreased $63,000 and $74,000 for the three and six month periods ended June 30, 2006, respectively compared to the same periods in 2005.

General and administrative costs decreased $129,000 (16.5%) and $127,000 (8.6%) to $651,000 and $1,345,000 for the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. The decreases were principally due to decreases in salaries and related costs of $34,000 and $32,000 for the three and six month periods ended June 30, 2006, respectively. In addition, rents, travel, personnel recruiting costs and commercial insurance costs decreased a combined $74,000 and $101,000 for the three and six month periods ended June 30, 2006, respectively, compared to cost for the same periods in 2005.

Depreciation and amortization expense decreased by $39,000 (33.9%) and $65,000 (28.5%) to $76,000 and $163,000 for the three and six month periods ended June 30, 2006, respectively, compared to costs for the same periods in 2005. The decrease is primarily due to fully amortizing certain software costs and other computer equipment.

For the three and six months ended June 30, 2006 we recorded a gain on the revaluation of the warrant liability of $299,000 and 269,000, respectively compared to a charge of $92,000 for the three and six month periods ended June 30, 2005.

For the three and six months ended June 30, 2006, interest expense increased $23,000 and $129,000, respectively, principally due to the amortization of debt discount of $97,000 and $222,000, for the three and six month periods, respectively, offset by a decrease in interest due to lower rate of borrowing under our receivables financing agreements.

Other expense net of other income was $32,000 and $62,000 for the three and six months ended June 30, 2006 compared to other expense net of $1,000 for the three and six months ended June 30, 2005. During the six months ended June 30, 2006 we

                      DIRECT INSITE CORP. AND SUBSIDIARIES

realized a gain on the sale of an investment of $59,000. This was offset by $75,000 due to penalties incurred in connection with the Sigma and MetVP financing (see Note 8 to the Condensed Consolidated Financial Statements) and $32,000 of expenses related to the settlement and termination of a consulting agreement.

Financial Condition and Liquidity

For the six months ended June 30, 2006, we had net loss of $307,000 compared to a net loss of $687,000 for the same period in 2005. Cash provided by continuing operations was $339,000 in the first six months of 2006 compared to cash used in continuing operations of $472,000 for the same period in 2005, an improvement of $811,000.

Cash provided by operations, including cash used for discontinued operations, for the six months ended June 30, 2006 was $322,000, consisting of the net loss of $307,000, reduced by non-cash expenses of $230,000, including depreciation and amortization of property and equipment of $162,000, amortization of debt discount of $222,000, amortization of deferred stock-based compensation of $115,000 and the change in the fair value of the warrant liability of ($269,000). In addition accounts receivable were reduced by $482,000, prepaid expenses decreased $123,000, while accounts payable and accrued expenses increased $225,000. This was offset by a decrease in deferred revenue of $418,000.

Cash used in investing activities was $52,000 for the six months ended June 30, 2006, compared to $127,000 for same period in 2005. This was principally expenditures for equipment.

Cash used in financing activities totaled $404,000 for the six months ended June 30, 2006, compared to cash provided by financing activities of $468,000 for the six months ended June 30, 2005. As noted above, we received proceeds from a new loan financing of $750,000 in the first six months of 2005. We repaid $77,000 of long-term debt and capital lease obligations in the first six months of 2006 and the balance outstanding under short term revolving loans for receivables financing decreased by $327,000 in 2006.

Management's Liquidity and Financing Plans

In order to meet our cash requirements and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     * In March 2005 we closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less legal fees of $55,000 (see Note 8).

     * The holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006 and April 15, 2006, respectively. We may seek to defer these dividends further. Management believes that we are precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

     * We may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to us, or if available, on terms and conditions that would be acceptable. In 2004, we entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and may receive advances up to $250,000 from Diri Rec Fund (see Note 7 of the accompanying condensed consolidated financial statements). Further, in June 2005, we renewed

                      DIRECT INSITE CORP. AND SUBSIDIARIES

          for a period of two years the $500,000 loan previously scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see Note 8 of the accompanying condensed consolidated financial statements). As noted above the guarantors were issued warrants and we could receive proceeds of $500,000 from the exercise of such warrants which expire on July 11, 2010, although there is no assurance that these warrants will be exercised.

     * We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 we entered into a new agreement to provide IOL services to a Fortune 500 company. Revenue from this new customer accounted for 30.9% and 28.8% of total revenue for the three and six months ended June 30, 2006. We anticipate that revenue from this new customer will continue to increase in 2006 and beyond and expect to further broaden our customer base in 2006, although there is no assurance that we will be able to broaden this customer base.

     * In 2006 we initiated a cost reduction plan that we believe will significantly reduce our operating costs while still enabling us to meet our commitments to our customers.

     * We continue to expand our marketing efforts in order to increase the customer base. In this regard, in 2003, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. As a result of this relationship, in the first quarter of 2006 we began deployment of our IOL service to a new outsourcing customer of IBM. We will continue to pursue similar channel partner opportunities. Also, in the third quarter 2005 we employed a new sales and marketing executive to further expand our sales efforts.

     We believe that these plans and new initiatives as discussed above will lead to positive cash flow and profitability. While we pursue these goals we also believe that our ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through June 30, 2007. There can be no assurance, however, that we will achieve the cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.

Item 3- Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

Based on their evaluation of the Company's disclosure controls and procedures which took place as of June 30, 2006, the Chief Executive Officer and the Chief Financial Officer believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. The Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this weakness since January 2004 at which time the staff of the accounting department was reduced. Since that date the Company retains a consultant on a part-time basis to assist with the financial closing and financial report preparation process. The part-time consultant is qualified, holds a degree in accounting and has several years of experience in accounting and financial reporting. The Company incurs approximately $60,000 annually for these services. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff. The Company has not determined at this time when such additional staff will be employed.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accepted accounting principles generally accepted in the United States of
America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization. The Company is a small business issuer and therefore is not yet subject to the evaluation of internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") and therefore is not yet subject to the reporting requirements of Regulation S-B, Items 308(a) and (b), and, therefore, has not fully complied with these requirements. The Company is required to be in compliance with Section 404 of the Act and report thereon for the fiscal year ended December 31, 2007 and in this regard has begun to develop a plan for compliance and expects to engage outside consultants to design and implement this plan.

Since the date of the most recent evaluation of the Company's internal controls over financial reporting by the Chief Executive and Chief Financial Officers, there have been no changes in such controls or in other factors that could have materially affected, or is reasonably likely to materially affect, those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. However, due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the CFO. As noted above, we have engaged a consultant to assist with the financial closing process and the preparation of our financial statements. Our Chief Financial Officer thoroughly reviews the work of the consultant and the consultant reviews the work of the Chief Financial Officer.

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer and the consultant as mentioned above, of transactions and accounting entries. Given these reportable conditions and material weaknesses, as described above, the Chief Financial Officer and the consultant devoted additional time to closing, preparing and reviewing the report for the six months ended June 30, 2006 by engaging an outside consultant to assist with the financial closing and financial reporting process.

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




DIRECT INSITE CORP.




/s/  James  A. Cannavino
-------------------------------------------
James A. Cannavino, Chief Executive Officer                    August 17, 2006



/s/ Michael J. Beecher
-------------------------------------------
Michael J. Beecher, Chief Financial Officer                    August 17, 2006