Form 10KSB/A
period 2005-12-31
DIRECT INSITE CORP
filed 2006-09-15
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB/A
                                 Amendment No. 1


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

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one).  Yes [  ]  No [ X ]

                      Direct Insite Corp. and Subsidiaries
               Form 10-KSB/A for the Year Ended December 31, 2005


                                Table of Contents
                                -----------------

PART I
                                                                                       PAGE
                                                                                       ----

         ITEM 1     Description of  Business                                             1

         ITEM 2     Description of  Properties                                          13

         ITEM 3     Legal Proceedings                                                   13

         ITEM 4     Submission of Matters to a Vote of Security Holders                 13

PART II

         ITEM 5     Market for Common Equity and Related Stockholder Matters            14

         ITEM 6     Management's Discussion and Analysis or Plan of Operation           14

         ITEM 7     Financial Statements                                                23

         ITEM 8.    Changes in and Disagreements with Accountants on Accounting         24
                    and Financial Disclosure

         ITEM 8A.   Controls and Procedures                                             24


PART III


         ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(A) of the Exchange Act                   26

         ITEM 10. Executive Compensation                                                 28

         ITEM 11. Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters                         31
         ITEM 12.  Certain Relationships and Related Transactions                        31

         ITEM 13.  Exhibits                                                              32

         ITEM 14.  Principal Accountant Fees and Services                                35


SIGNATURES                                                                               36

CERTIFICATIONS                                                                           37


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

                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL
         --------------------------------------------------------
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
         ----------------------------------------------


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

     Since the date of the most recent evaluation of the Company's internal controls over financial reporting by the Chief Executive and Chief Financial Officers, there have been no changes in such controls or in other factors that could have materially affected, or is reasonably likely to materially affect, those controls, including any corrective actions with regard to significant deficiencies and material weaknesses. It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. However, due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the CFO. As noted above, we have engaged a consultant to assist with the financial closing process and the preparation of our financial statements. Our Chief Financial Officer thoroughly reviews the work of the consultant and the consultant reviews the work of the Chief Financial Officer. Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer and the consultant as mentioned above, of transactions and accounting entries. Given these reportable conditions and material weaknesses, as described above, the Chief Financial Officer and the consultant devoted additional time to closing, preparing and reviewing the report for the year ended December 31, 2005.

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


Item 13.  EXHIBITS
          --------


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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of September 2006.



                                     DIRECT INSITE CORP.

                                     By:  /s/ James A. Cannavino
                                          --------------------------------------
                                     James A. Cannavino, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 15, 2006 by the following persons in the capacities indicated:

/s/ James A Cannavino             Chairman of the Board
---------------------
James A. Cannavino                Chief Executive Officer

/s/ Michael J. Beecher            Chief Financial Officer
---------------------
Michael J. Beecher

                                  Director
---------------------
Bernard Puckett

/s/ Dennis J.  Murray             Director
---------------------
Dennis J. Murray

                                  Director
---------------------
Carla J. Steckline

/s/ Michael Levin                 Director
---------------------
Michael Levin

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