Form 10QSB
period 2006-09-30
DIRECT INSITE CORP
filed 2006-11-17
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
                                   (Mark One)


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)
     OF  THE  SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2006

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

                                 Yes   X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of $.0001 par value stock outstanding as of November 1, 2006 was: 5,253,384

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ---      ---

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                              Page
     Item 1

     Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and
       December 31, 2005 .................................................................................    3

     Condensed Consolidated Statements of Operations
       For the Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)........................    4

     Condensed Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)..................................    5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................    6

     Item 2

     Management's Discussion and Analysis or Plan of Operations ..........................................   18

     Item 3

     Controls and Procedures..............................................................................   25

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................................................   27

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..................................   27

     Item 3. Defaults Upon Senior Securities .............................................................   27

     Item 4.  Submission of Matters to a Vote of Security Holders ........................................   27

     Item 5. Other Information ...........................................................................   27

     Item 6. Exhibits.....................................................................................   27

     Signatures ..........................................................................................   28


CERTIFICATIONS ...........................................................................................   29

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
                        (In thousands, except share data)


                                                                                  September 30,         December 31,
                                                                                      2006                 2005
                                                                             --------------------- --------------------

(Unaudited) (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $             704     $             364
  Accounts receivable, net of allowance for doubtful accounts of
   $0 in 2006 and 2005                                                                    1,427                 1,858
  Prepaid expenses and other current assets                                                  73                   195
                                                                             --------------------- --------------------
       Total current assets                                                               2,204                 2,417

Property and equipment, net                                                                 436                   446
Other assets                                                                                285                   318
                                                                             --------------------- --------------------
         TOTAL ASSETS                                                         $           2,925     $           3,181
                                                                             ===================== ====================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Short-term revolving loans                                                  $             331                   695
  Current portion of capital lease obligations                                               66                    99
  Notes payable and current portion of long-term debt                                     1,384                   995
  Accounts payable and accrued expenses                                                   2,131                 1,962
  Dividends payable, current                                                              2,304                 1,775
  Deferred revenue                                                                          571                   796
  Warrant liability                                                                         444                   459
  Liabilities from discontinued operations                                                   47                    61
                                                                             --------------------- --------------------
       Total current liabilities                                                          7,278                 6,842

Notes payable and long-term debt, net of current portion                                    104                     -
Capital leases, net of current portion                                                       25                    73
                                                                             --------------------- --------------------
       Total liabilities                                                                  7,407                 6,915
                                                                             --------------------- --------------------

Commitments and contingencies

Shareholders' deficiency
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
    Series A Convertible Preferred, 134,680 issued and outstanding in 2006 and
    2005; liquidation preference of $2,750,000 in 2006 and 2005                               -                     -
    Series B Redeemable Preferred, 974 shares issued and outstanding in
    2006 and 2005; liquidation preference of $974,075 in 2006 and 2005                        -                     -
    Series C Redeemable Preferred, 2,000 shares issued and outstanding in 2006 and 2005; liquidation preference of $2,000,000 in 2006 and 2005
    Series D Redeemable Preferred, 100 shares issued and outstanding in 2006 and 2005; liquidation preference of $100,000 in 2006 and 2005
  Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,007,628 and 4,972,955 shares issued in 2006 and 2005,respectively; and 4,967,701
  and 4,933,028 shares outstanding in 2006 and 2005, respectively                             -                     -
  Additional paid-in capital                                                            113,087               112,905
  Accumulated deficit                                                                  (117,241)             (116,311)
                                                                             --------------------- --------------------
                                                                                         (4,154)               (3,406)
  Common stock in treasury, at cost  - 24,371 shares                                       (328)                 (328)
                                                                             --------------------- --------------------
       Total shareholders' deficiency                                                    (4,482)               (3,734)
                                                                             --------------------- --------------------

          TOTAL LIABILITIES AND SHAREHODERS' DEFICIENCY                       $           2,925      $          3,181
                                                                              ====================  ==================

See notes to condensed consolidated financial statements.                      3

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
                      (in thousands, except per share data)

                                              Three Months Ended                  Nine Months Ended
                                              ------------------                  -----------------
                                                 September 30,                      September 30,
                                                 -------------                      -------------
                                             2006            2005              2006               2005
                                                          (restated)                           (restated)
                                        ----------------------------------------------------------------------
Revenue                                         $    2,185       $   2,512       $    6,396        $     6,910
                                                ----------       ---------       ----------        -----------
Costs and expenses
  Operations, research and development                 785           1,032            2,851              3,079
  Sales and marketing                                  296             516            1,109              1,547
  General and administrative                           612             794            1,957              2,266
  Amortization and depreciation                         76              95              239                324
                                                ----------       ---------       ----------        -----------
                                                     1,769           2,437            6,156              7,216
                                                ----------       ---------       ----------        -----------
Operating income (loss)                                416              75              240               (306)

Other expense (income)
  Change in fair value of warrant liability            254            (212)             (15)              (120)
  Other expense, net                                    45               1              108                  1
  Interest expense, net                                210             156              543                361
                                                ----------       ---------       ----------        -----------
(Loss) income from continuing operations               (93)            130             (396)              (548)

Loss from discontinued operations                       --              (2)              (4)               (10)
                                                ----------       ---------       ----------        -----------
Net (loss) income                                      (93)            128             (400)              (558)

Preferred stock dividends                             (181)           (164)            (529)              (489)
                                                ----------       ---------       ----------        -----------
Net loss attributable to common shareholders    $     (274)      $     (36)      $     (929)       $    (1,047)
                                                ==========       =========       ==========        ===========

Basic and diluted loss per share:
  Basic and diluted loss from
  continuing operations                         $    (0.06)      $   (0.01)      $    (0.19)       $     (0.23)
                                                ==========       =========       ==========        ===========
Basic  and  diluted  loss per  share
  from discontinued operations                        0.00            0.00             0.00               0.00
                                                ----------       ---------       ----------        -----------
Basic and diluted loss per share               $     (0.06)       $  (0.01)      $    (0.19)       $     (0.23)
                                                ==========       =========       ==========        ===========
Basic and diluted weighted average
  common shares outstanding                          4,941           4,679            4,918              4,600
                                                ==========       =========       ==========        ===========

See notes to condensed consolidated financial statements.                      4

                               DIRECT INSITE CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                        (In thousands, except share data)

                                                                                             2006             2005
                                                                                                           (Restated)
                                                                                     ----------------- ------------------
Cash flows from operating activities

 Loss from continuing operations                                                       $        (396)      $      (548)
 Adjustments to reconcile loss from continuing operations
  to net cash used in continuing operations:
   Amortization and depreciation:
    Property and equipment                                                                       239               324
    Discount on debt                                                                             375               111
    Common stock and options issued for services                                                  --               342
    Amortization of deferred stock based compensation                                            136                58
    Change in fair value of warrant liability                                                    (15)             (120)

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          430               224
    Prepaid expenses and other current assets                                                    146               102
    Other assets                                                                                   7                (6)
    Accounts payable and accrued expenses                                                        217               (99)
    Deferred revenue                                                                            (225)             (508)
                                                                                     ----------------- ------------------
       Net cash provided by (used in) continuing operations                                      914              (120)
                                                                                     ----------------- ------------------

  Cash flows from discontinued operations:
  Loss from discontinued operations                                                               (4)              (10)
  Change in:
    Assets and liabilities from discontinued operations                                          (15)              (45)
                                                                                     ----------------- ------------------
       Net cash used in discontinued operations                                                  (19)              (55)
                                                                                     ----------------- ------------------
       Net cash provided by (used in) operating activities                                       895              (175)
                                                                                     ----------------- ------------------

Cash flows used in investing activities
 Expenditures for property and equipment                                                         (73)             (196)
                                                                                     ----------------- ------------------

Cash flows from financing activities
 Repayment of revolving loans, net                                                              (364)             (489)
 Proceeds from short-term notes                                                                   --               750
 Repayment of capital lease obligations                                                          (82)              (94)
 Repayment of long-term debt                                                                     (36)              (37)
                                                                                     ----------------- ------------------
       Net cash (used in) provided by financing activities                                      (482)               130
                                                                                     ----------------- ------------------

Net increase (decrease) in cash and cash equivalents                                             340              (241)
Cash and cash equivalents - beginning of period                                                  364               306
                                                                                     ----------------- ------------------
Cash and cash equivalents - end of period                                             $          704   $            65
                                                                                     ================= ==================

Cash paid for interest                                                                $          129   $           248
                                                                                     ================= ==================
Non-cash investing and financing activities:
Equipment acquired through issuance of note payable and leases                        $          154   $            43
                                                                                     ================= ==================

Debt discount on loans                                                                $           --   $           394
                                                                                     ================= ==================

See notes to condensed consolidated financial statements.                      5

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005



1.   Interim Financial Information

     The condensed consolidated balance sheet as of September 30, 2006, and the condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005, have been prepared by the Company and are not audited. These interim financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the nine month period ended September 30, 2006, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     Management's liquidity plans are discussed in Note 11. Also, as described in Note 10, the Company has two customers that accounted for approximately 68.5% and 29.5% of the Company's revenue for the nine month period ended September 30, 2006 and 67.7% and 29.8% of revenue for the nine month period ended September 30, 2005. Loss of either of these customers would have a material adverse effect on the Company.

3.   Stock Based Compensation

     Stock Options
     -------------

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No, 123(Revised 2004), "Share-Based Payment", ("SFAS 123(R)"), using the modified-prospective-transition method. As a result, for the three and nine month periods ended September 30, 2006, the Company recorded $21,000 ($0.00 per share) and $69,000 ($0.01 per share), respectively, in compensation expense for the fair value of options. At September 30, 2006, there was $185,000 of total unrecognized compensation costs related to stock options

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

3.   Stock Based Compensation (continued)

     granted which is expected to be recognized over a weighted average period of 2.0 years.

     Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At September 30, 2006, 6,720,000 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises. There were 360,000 options granted during the nine months ended September 30, 2006.

     A summary of option activity under the plans for the nine months ended September 30, 2006 is as follows:

   ------------------------------------ -------------- ------------------------ -------------------- ----------------------
                                                                                  Weighted Average
                                                                                     Remaining         Aggregate Intrinsic
                                             Shares          Weighted Average        Contractual             Value
                                         (in thousands)      Exercise Price        Term (in years)      (in thousands)
   ------------------------------------ -------------- ------------------------ -------------------- ----------------------
   Balance, December 31, 2005                 4,854               $1.25
   ------------------------------------ -------------- ------------------------ -------------------- ----------------------
       Granted                                  360               $0.25
   ------------------------------------ -------------- ------------------------ -------------------- ----------------------
       Exercised                               --
   ------------------------------------ -------------- ------------------------ -------------------- ----------------------
       Canceled                                 610               $1.42
   ------------------------------------ -------------- ------------------------ -------------------- ----------------------
       Forfeited                               --
   ------------------------------------ -------------- ------------------------ -------------------- ----------------------
   Balance, September 30, 2006                4,604               $1.15                   2.0                  $136
   ------------------------------------ -------------- ------------------------ -------------------- ----------------------
   Exercisable, September 30, 2006            4,140               $1.23                   2.0                  $ 21
   ------------------------------------ -------------- ------------------------ -------------------- ----------------------

     A summary of the status of the Company's non-vested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

------------------------------------------- ----------------------------------- ----------------------------------------------

              Non-vested Shares                          Shares (000)           Weighted-average Grant Date Fair Value
------------------------------------------- ----------------------------------- ----------------------------------------------

Non-vested at January 1, 2006                                    211                          $0.65
------------------------------------------- ----------------------------------- ----------------------------------------------
Granted                                                          360                          $0.13
------------------------------------------- ----------------------------------- ----------------------------------------------
Vested                                                           107                          $0.65
------------------------------------------- ----------------------------------- ----------------------------------------------
Forfeited                                                          0                           $ --
                                            =====================================
------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at September 30, 2006                                 464                          $0.25
                                            =====================================
------------------------------------------- ----------------------------------- ----------------------------------------------

     The total fair value of shares vested during the nine months ended September 30, 2006 was $69,000.

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

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


3.   Stock Based Compensation (continued)

     APB No. 25 for certain options granted to an employee and certain non employees of the Company based upon the intrinsic value (the difference between the exercise price at the date of the grant and the deemed fair value of the common stock).

     Three and Nine Months Ended September 30, 2005
     ----------------------------------------------

     As was permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

                                                                            -------------------- --------------------
                                                                            Three Months Ended    Nine Months Ended
                                                                            September 30, 2005   September 30, 2005

                                                                                (restated)           (restated)
                                                                            -------------------- --------------------
            Net (loss) income attributable to common shareholders
             As reported                                                         $      (36)       $      (1,047)
            Add: Stock-based compensation expense included
             in net loss attributable to common shareholders                              1                    7
            Less:  Stock-based employee compensation
              expense determined under fair value-based
              method for all awards                                                    (238)                (685)
                                                                                 -----------        ------------
            Pro forma                                                            $     (273)        $     (1,725)
                                                                                 ==========         ============

            Basic and diluted net loss per share
             As reported                                                         $    (0.06)       $       (0.19)
                                                                                 ==========         ============
            Pro forma                                                            $    (0.06)       $       (0.35)
                                                                                 ==========         ============

     The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 71.4% to 72.6% in 2005, (2) risk-free interest rates ranging from 4.00% to 4.50% in 2005 and (3) expected lives of 4.50 years in 2005.

4.   Restatement of Prior Periods

     The Company has restated its condensed consolidated financial statements for the three and nine month periods ended September 30, 2005 to correct the accounting for warrants issued in connection with its March 29, 2005 sale of Senior Subordinated Notes (See Note 8). The corrected accounting reflects the warrants as a derivative liability under the guidance of SFAS 133 and EITF 00-19 and the resultant debt discount on the notes determined

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005



4.   Restatement of Prior Periods (continued)

     on the residual value basis. The Company previously accounted for the warrants as equity and the resultant debt discount on the notes was determined on a relative fair value basis.

     The effects of the restatement on the condensed consolidated financial statements for the three and nine month periods ended September 30, 2005 were:

       Condensed Consolidated Balance Sheet:

           ---------------------------------------- --------------------------- -----------------------
                                                      As previously reported         As Restated
           ---------------------------------------- --------------------------- -----------------------
           Note payable, net of discount
                                                    $       527                 $       297
           ---------------------------------------- --------------------------- -----------------------
           Warrant liability                        $        --                 $       444
           ---------------------------------------- --------------------------- -----------------------
           Total liabilities                        $     5,625                 $     5,839
           ---------------------------------------- --------------------------- -----------------------
           Additional paid-in-capital               $   113,301                 $  $112,979
           ---------------------------------------- --------------------------- -----------------------
           Total stockholders' deficiency           $    (2,969)                $    (3,183)
           ---------------------------------------- --------------------------- -----------------------

Condensed Consolidated Statements of Operations

                                                      Three Months Ended                      Nine Months Ended
                                                      September 30, 2005                      September 30, 2005
----------------------------------------------- ----------------- ------------------ ------------------ -----------------
                                                  As previously                         As previously
                                                    reported         As Restated         reported         As Restated
----------------------------------------------- ----------------- ------------------ ------------------ -----------------
Interest expense, net                           $        (148)    $        (156)     $        (348)     $        (361)
----------------------------------------------- ----------------- ------------------ ------------------ -----------------
Change in value of warrants                     $          --     $         212      $           --     $         120
----------------------------------------------- ----------------- ------------------ ------------------ -----------------
(Loss) income from continuing operations        $        ( 74)    $         130      $        (656)     $        (548)
----------------------------------------------- ----------------- ------------------ ------------------ -----------------
Net (loss) income                               $        ( 76)    $         128      $        (666)     $        (558)
----------------------------------------------- ----------------- ------------------ ------------------ -----------------
Net loss attributable to common shareholders
                                                $        (240)    $        ( 36)     $      (1,155)     $      (1,047)
----------------------------------------------- ----------------- ------------------ ------------------ -----------------
Earnings per share:
----------------------------------------------- ----------------- ------------------ ------------------ -----------------
  Loss from continuing operations
attributable to common shareholders             $       (0.05)    $       (0.01)     $       (0.25)     $       (0.23)
----------------------------------------------- ----------------- ------------------ ------------------ -----------------
  Loss attributable to common shareholders
                                                $       (0.05)    $       (0.01)     $       (0.25)     $       (0.23)
----------------------------------------------- ----------------- ------------------ ------------------ -----------------

5.   Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have it conform to the current period's classifications.

     In the current quarter we have reclassified certain components of our shareholders' equity section to reflect the elimination of unearned compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment". This unearned compensation was previously recorded as an increase to additional paid-in-capital with a corresponding reduction to shareholders' equity for such unearned compensation. This reclassification has no effect on net income or total shareholders' equity as previously reported. The Company will record an increase to additional paid-in-capital as the share-based payments vest.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


6.   Discontinued Operations

     In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. At September 30, 2006, liabilities of the discontinued operation consist of loans and accounts payable of $47,000.


7.   Accounts Receivable and Revolving Loans

     The Company has an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1 1/2% per month, is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The initial term of the agreement was for one year, and continues until due notice of termination is given at any time by either party to the agreement. At September 30, 2006, the Company had assigned approximately $414,000 of accounts receivable to the Bank and received advances of $331,000.

     In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company may assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a Director of the Company are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At September 30, 2006 the Rec Fund had a total principal available for assignment of $250,000 and the Company had outstanding advances from the Rec Fund of $0 resulting in an unused availability under the agreement of $250,000.

8.   Debt

     Notes payable
     -------------

     At September 30, 2006 notes payable consist of the notes as described below of $750,000, equipment term notes of $147,000 less the long-term portion of $106,000 and lines of credit of $593,000 as further described below.

     In March 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Sigma Opportunity Fund LLC ("Sigma") and Metropolitan Venture Partners II, L.P. ("MetVP"), collectively the "Buyers", whereby the Buyers purchased Senior Subordinated Secured Notes (the "Note Purchase") in the aggregate amount of $750,000. The notes bear

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005



8.   Debt (continued)

     interest at the rate of five percent (5%) per year beginning June 28, 2005, and are payable quarterly in cash or common stock at the option of the Buyers. The Notes mature on the earlier to occur of (i) October 10, 2006, or (ii) the date on which demand for payment of the loan payable to JPMorgan Chase Bank ("JPMC") is made. In connection with the note purchase the Buyers were issued warrants to purchase 750,000 common shares of the Company. The initial exercise price of the warrants was $0.90 per share of common stock.

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

     During the quarter ended September 30, 2006, the Company paid $115,000 of liquidated damages and $35,000 of interest and has accrued an additional $5,000 of liquidated damages as of September 30, 2006. The notes of $750,000 in principal plus accrued interest of $8,000 were paid in full subsequent to September 30, 2006. The Company had filed a registration statement for shares underlying the warrants issued in conjunction with these notes and this registration statement was declared effective on October 24, 2006.

     Under the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" the Company was required to record the warrants issued as a derivative liability at fair value on the date of issuance. In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period this liability will be adjusted for changes in its fair value. The fair value of the warrants is determined using the Black Scholes valuation model. Actual period close common stock price ($0.60), applicable volatility rates (74.5%), remaining contractual life (5.5 years), and the period close risk free interest rate (4.6%) for the warrants expected remaining useful life are the key assumptions used in the valuation calculation. Period to period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


8. Debt (continued)

     no cash effect over the life of the instrument. The change in the fair value of the warrants for the three and nine months ended September 30, 2006 was $254,000 and ($15,000), respectively, and is included in other expense (income) in the condensed consolidated financial statement of operations.

     The Company recorded a debt discount of $565,000 based on the residual value of the proceeds received and the fair value of the warrants. This discount was amortized over the life of the loan using the effective interest rate method. Amortization of $153,000 and $375,000 was recorded as interest expense during the three and nine month periods ended September 30, 2006, respectively.

     In April 2006, the Company borrowed $56,000 from a finance company to purchase computer equipment. The note is secured by the equipment purchased, is payable over 36 months in equal monthly installments of principal and interest of $1,800 and bears interest at 9.3% per annum.

     In September 2006, the Company borrowed $98,000 from a finance company to purchase computer equipment. The note is secured by the equipment purchased, is payable over 48 months in equal monthly installments of principal and interest of $2,420 and bears interest at 8.8% per annum.

     Lines of credit
     ---------------

     On June 30, 2005, the Company obtained a new line of credit ("LoC") in the principal amount of $500,000 with JPMC evidenced by a Grid Demand Promissory Note (the "Credit Facility) replacing a prior credit facility dated June 27, 2003, under substantially similar terms, but extending the original Maturity Date to June 30, 2007. As a condition precedent to providing the Credit Facility, the JPMC required guarantees of our obligations from Tall Oaks Group L.L.C. ("Tall Oaks") and Lawrence Hite (managing member of Tall Oaks) and a collateral agreement from Tall Oaks. In consideration of the issuance of such guarantee and delivery of the collateral agreement, on July 12, 2005, the Company issued and delivered to Tall Oaks warrants with an initial exercise price of $1.00 per share to purchase an aggregate of 500,000 shares of the common stock of Company.

     The LoC permits two forms of draw down; one based upon prime rate, the second based upon LIBOR. The Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of September 30, 2006, the balance outstanding was $500,000 and the applied interest rate was 7.05%.

     Also in 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. The line is guaranteed by the Company's chairman, secured by the assets of the Company and carries a variable interest rate equal to Sterling's base rate plus 2.0% (11.3% at September 30, 2006).

     Repayments are calculated monthly at 2.778% of the outstanding balance, plus finance charges, and continue until the line is fully paid. At September 30, 2006, the Company had an outstanding balance of approximately $93,000 under the line of credit.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


     Capitalized lease obligations
     -----------------------------

8.   Debt (continued)

     The Company has equipment under capital lease obligations expiring at various times through 2008. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 6.9% to 19.2%, and the net book value of the related assets is approximately $87,000 as of September 30, 2006.

9.   Shareholders' Deficiency

     Common Stock and Option Issuances
     ---------------------------------

     During the nine months ended September 30, 2006, the Company issued 49,944 shares of common stock valued at $22,000 to an employee as compensation, 64,729 shares valued at $24,000 as partial settlement of a consulting agreement. The Company also issued options to purchase 360,000 common shares to certain employees during the nine months ended September 30, 2006. The options have an exercise price of $0.25 per share (the trading price of the shares at the date of the grant) and were valued at $48,000. The valuation was determined using the Black-Scholes method. The key assumptions used were a volatility of 73.7%, a risk free interest rate of 4.9% and expected life of 3.25 years. Subsequent to September 30, 2006 the Company issued 285,683 common shares as payment in lieu of cash for certain liabilities totaling $71,000, including 144,000 shares issued to Tall Oaks for consulting services and 41,683 shares to Met VP in settlement of accrued interest.

     Earnings Per Share
     ------------------

     The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share excludes potential common stock in the periods presented as their effect would have been anti-dilutive.

     Securities that could potentially dilute basic EPS in the future consist of the following (in thousands):

     Options to purchase common stock                                     4,604
     Warrants to purchase common stock                                    3,332
     Series A Convertible preferred stock                                 1,347
                                                                          -----
             Total potential common shares as of September 30, 2006       9,283
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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005




10.  Products and Services (continued)

                                                  Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                           --------------------------------- -----------------------------
                                                   2006            2005            2006           2005
                                           ------------------ -------------- -------------- --------------
          ASP IOL fees                             $1,707             $1,695        $ 4,823         $4,284
          Other ASP services                            8                  8             23             33
          Custom engineering fees                     470                809          1,550          2,593
                                                  -------            -------       --------        -------
               Total Revenue                       $2,185             $2,512         $6,396         $6,910
                                                   ======             ======         ======         ======

     Major Customers
     ---------------

     For the three months ended September 30, 2006 the Company had two major customers that accounted for 67.5% and 30.8% of the Company's total revenue. These two customers accounted for 68.5% and 29.5% of revenue for the nine months ended September 30, 2006. These customers accounted for 63.8% and 33.5% of total revenue for the three months ended September 30, 2005 and 67.7% and 29.8% of revenue for the nine months ended September 30, 2005. Accounts receivable from these customers amounted to $1,389,000 and $1,833,000 at September 30, 2006 and December 31, 2005, respectively.

11.  Management's Liquidity Plans

     In order to meet cash requirements and to achieve positive operating cash flows the Company has and will continue to take various actions and steps that the management believes will enable it to attain these goals. These actions include:

          o In March 2005 the Company closed a Bridge Loan financing with Sigma and Met VP and received proceeds of $750,000 less legal fees of $55,000. These loans were repaid subsequent to September 30, 2006 (see Note 8).

          o The Company and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006 and April 15, 2006, respectively. The Company may seek to defer these dividends further. Management believes the Company is precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

          o The Company may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to the Company, or if available, on terms and conditions that would be acceptable. In 2004, the Company entered into an agreement with DIRI Rec Fund LLC, a corporation formed and funded to loan funds to the Company against accounts receivable, and may receive advances up to $250,000 from Diri Rec Fund (see Note 7). Further, in June 2005 the Company renewed for a period of two years the $500,000 loan previously scheduled to mature on June 30, 2005 and the guarantors of this loan have consented to this extension (see
               Note 8). The guarantors were issued warrants and the Company could receive proceeds of $500,000 from the exercise of such warrants which expire on July 11, 2010, although there is no assurance that these warrants will be exercised (see Note 8).

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


11.  Management's Liquidity Plans (continued)

          o The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 we entered into a new agreement to provide IOL services to a Fortune 500 company. Revenue from this new customer accounted for 30.8% and 29.5% of total revenue for the three and nine months ended September 30, 2006. Management anticipates that revenue from this new customer will continue to increase in 2006 and beyond and expects to further broaden our customer base in 2007, although there is no assurance that the Company will be able to broaden this customer base.

          o In 2006 the Company initiated a cost reduction plan that has significantly reduced operating costs while still enabling the Company to meet its commitments to its customers. Operating costs decreased by 27.4% and 14.7% for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005.

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

     Management believes that these plans and new initiatives as discussed above will lead to positive cash flows and profitability. While the Company pursues these goals the Company also believes that its ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through September 30, 2007. There can be no assurance, however, that the Company will achieve the cash flow and profitability goals, or that it will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

12.  New Accounting Pronouncements

     In June 2005, the EITF reached consensus on Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Specifically, SFAS 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. However, Issue 00-19 does not define "conventional convertible debt instrument." Given the development of numerous contractual terms that may be included in a convertible debt instrument, it is not clear when a convertible debt instrument is "conventional." The company does not believe that certain warrants meet the definition of conventional convertible debt and as a result Issue No. 00-19 applies to the liability treatment of these instruments (see Note 8). As such the adoption of the Issue had an effect on the Company's financial position and results of operations (see Note 8).

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005



     In September 2005, the FASB ratified the EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether

12.  New Accounting Pronouncements (continued)

     a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of the Issue may have a material effect on our consolidated financial position or results of operations in future periods.

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


     clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 requires fair value measurements to be separately disclosed by level

12.  New Accounting Pronouncements (continued)

     within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its future results of operations and financial.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 on its future results of operations and financial condition.

13.  Related Party Transactions

     During the quarter ended June 30, 2006, the Company terminated and settled the consulting agreement with Mountain Meadow Farm and its associates, including SJ Associates (collectively "Mountain Meadow"). As part of the settlement the Company agreed to issue Mountain Meadow 90,638 restricted common shares valued at $34,000 and to pay for the costs of medical, life and certain other insurance through December 31, 2013 with the cost for such insurance not to exceed $200,000 in the aggregate or $50,000 in any 12 month period. At September 30, 2006, the Company has recorded a liability of $144,000 representing the estimated present value of this obligation.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES



Currently, IBM, our largest customer, representing approximately 67.5% and 68.5% of revenue for the three and nine month periods ended September 30, 2006, respectively and 63.8% and 67.7% of our revenue for the three and nine month periods ended September 30, 2005, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. Our second Fortune 500 Company, Electronic Data Systems Corp. ("EDS"), accounted for approximately 30.8% and 29.5% of revenue for the three and nine month periods ended September 30, 2006, respectively and 33.5% and 29.8% of revenue for the three and nine month periods ended September 30, 2005, respectively.

Critical accounting policies

     Principles of Consolidation
     ---------------------------

The consolidated financial statements include the accounts of our company and our subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Revenue Recognition
     -------------------

We record revenue in accordance with Statement of Position 81-1, issued by the American Institute of Certified Public Accountants and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, we enter into arrangements whereby we are obligated to deliver to our customer multiple products and/or services (multiple deliverables). In these transactions, in accordance with the Emerging Issues Task Force Issue No. 00-21, we allocate the total revenue to be earned among the various elements based on their relative fair values. We recognize revenue related to the delivered products or services only if:

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

     ASP Services
     ------------

We provide transactional data processing services through our ASP software solutions to our customers. The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes. Revenue is recognized as the services are performed.

                      DIRECT INSITE CORP. AND SUBSIDIARIES



     Custom Engineering Services
     ---------------------------

We perform custom engineering services which are single contractual agreements involving modification or customization of the our proprietary ASP software solution. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized at the lessor of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production Type Contracts".

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

     Derivative Liabilities
     ----------------------

On March 29, 2005, we entered into a Securities Purchase Agreement with investors for secured notes and warrants. (See Note 8 of the accompanying condensed consolidated financial statements). The warrant shares are subject to registration rights penalties with provisions that are outside our control. As such the detachable warrants are required to be recorded as liabilities at their fair value on the date of issuance under the guidance on EITF 00-19.

In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period these liabilities will be adjusted for changes in their fair value. The detachable warrants are valued using the Black Scholes valuation model. Actual period close common stock prices, applicable volatility rates, remaining contractual life and the period close risk free interest rate for the instruments expected remaining life are the key assumptions used in the Black Scholes valuation calculation. The period-to-period changes in fair value will be recorded as either an addition or charge to earnings. There is no cash effect to these additions or charges over the life of these instruments. For the three and nine months ended September 30, 2006 we recorded expense of $254,000 and income of $15,000, respectively, for the change in the fair value of these derivative instruments. For the three and nine months ended September 30, 2005 we recorded income of $212,000 and $120,000, respectively, as a result of the change in fair value of these derivative instruments.

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

     Concentrations and Fair Value of Financial Instruments
     ------------------------------------------------------

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

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

Results of operations

For the three months ended September 30, 2006 we had operating income of $416,000 compared to operating income of $75,000 in the same period in 2005. For the nine months ended September 30, 2006 we had operating income of $240,000 compared to an operating loss of $306,000 for the same period in 2005. The improvement in the operating profit/loss is principally due to the decrease in operating costs as discussed below. We had a net loss of $93,000 and $400,000 for the three and nine months ended September 30, 2006, respectively, compared to net income of $128,000 and a net loss of $558,000 for the three and nine months ended September 30, 2005, respectively.

For the three months ended September 30, 2006 revenue decreased $327,000 (13.0%) to $2,185,000 compared to revenue of $2,512,000 for the same period in 2005. This decrease is primarily the result of an increase in our core business, the ASP IOL services, of $12,000 (0.7%) offset by a decrease of $339,000 (41.9%) in revenue from engineering services. For the nine months ended September 30, 2006 revenue decreased $514,000 (7.4%) to $6,396,000 compared to revenue of $6,910,000 for the nine months ended September 30, 2005. For the nine months

                      DIRECT INSITE CORP. AND SUBSIDIARIES



ended September 30, 2006 revenue from the ASP IOL services increased $539,000 (12.6%) while revenue from engineering services decreased $1,043,000 (40.2%). Engineering services revenue decreased principally as the result of substantially completing deployment of our IOL service in all major geographies for our largest customer, IBM, and completion of the initial phases of our IOL service for EDS. We anticipate that revenue from engineering services will increase as we begin new initiatives at both IBM and EDS and as we expand our customer base although there can be no assurance that this will occur.

Costs of operations, research and development decreased by $247,000 (23.9%) to $785,000 for the three months ended September 30, 2006 and decreased $228,000 (7.4%) to $2,851,000 for the nine months ended September 30, 2006 compared to costs of $1,032,000 and $3,079,000 for the three and nine month periods ended September 30, 2005, respectively. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP services. For the three months ended September 30, 2006 the decrease is principally due to a decrease in salaries and related costs of $141,000, professional fees of $35,000, rent of $55,000 and software expense of $26,000 offset by an increase in purchased services of $31,000, while all other costs decreased $21,000. For the nine months ended September 30, 2006 the decrease is due to decreases in salaries and related costs of $115,000, professional fees of $90,000, rent of $48,000 and software costs of $28,000 offset by an increase in purchased services of $77,000. All other costs decreased $24,000 for the nine month period.

Sales and marketing costs were $296,000 and $1,109,000 for the three and nine month periods ended September 30, 2006, respectively, a decrease of $220,000 (42.6%) for the three month period and a decrease of $438,000 (28.3%) for the nine month period compared to costs of $516,000 and $1,547,000 for the three and nine month periods ended September 30, 2005, respectively. Salaries and related costs decreased $148,000 and $165,000 for the three and nine month periods ended September 30, 2006, respectively, while professional and consulting fees increased $2,000 and decreased $112,000 for the three and nine month periods, respectively. Additionally, advertising and travel costs decreased $45,000 and $122,000 for the three and nine month periods ended September 30, 2006, respectively compared to the same periods in 2005.

General and administrative costs decreased $182,000 (22.9%) and $309,000 (13.6%) to $612,000 and $1,957,000 for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005. The decreases were principally due to decreases in salaries and related costs of $105,000 and $137,000 for the three and nine month periods ended September 30, 2006, respectively. For the three and nine months ended September 30, 2006, rent decreased $45,000 and $60,000, professional, legal and accounting costs decreased $37,000 and $21,000, respectively, compared to costs for the same periods in 2005. Commercial insurance costs decreased $15,000 and $43,000 for the three and nine months ended September 30, 2006, respectively, compared to costs during the same period in 2005. These decreases were offset by increases in other costs of $20,000 for the three months ended September 30, 2006 and a decrease of other costs of $48,000 for the nine months ended September 30, 2006, compared to cost for the same periods in 2005.

Depreciation and amortization expense decreased by $19,000 (20.0%) and $85,000 (26.2%) to $76,000 and $239,000 for the three and nine month periods ended September 30, 2006, respectively, compared to costs for the same periods in 2005. The decrease is primarily due to fully amortizing certain software costs and other computer equipment.

For the three months ended September 30, 2006 we recorded an expense on the revaluation of the warrant liability of $254,000 and a gain on the revaluation

                      DIRECT INSITE CORP. AND SUBSIDIARIES



of $15,000 for the nine months ended September 30, 2006, compared to a gain of $212,000 and $120,000 for the three and nine month periods ended September 30, 2005, respectively.

For the three and nine months ended September 30, 2006, interest expense increased $54,000 and $182,000 to $210,000 and $543,000, respectively, principally due to the amortization of debt discount of $153,000 and $375,000, for the three and nine month periods, respectively, offset by a decrease in interest due to lower rate of borrowing under our receivables financing agreements.

Other expense net of other income was $45,000 and $108,000 for the three and nine months ended September 30, 2006 compared to other expense net of $1,000 for the three and nine months ended September 30, 2005. During the nine months ended September 30, 2006 we realized a gain on the sale of an investment of $59,000. This was offset by $120,000 due to penalties incurred in connection with the Sigma and MetVP financing (see Note 8 to the Condensed Consolidated Financial Statements) and $32,000 of expenses related to the settlement and termination of a consulting agreement.


Financial Condition and Liquidity

For the nine months ended September 30, 2006, we had net loss of $400,000 compared to a net loss of $558,000 for the same period in 2005. Cash provided by continuing operations was $914,000 in the first nine months of 2006 compared to cash used in continuing operations of $120,000 for the same period in 2005, an improvement of $1,034,000.

Cash provided by operations, including cash used for discontinued operations, for the nine months ended September 30, 2006 was $895,000, consisting of the net loss of $400,000, reduced by non-cash expenses of $735,000, including depreciation and amortization of property and equipment of $239,000, amortization of debt discount of $375,000, amortization of deferred stock-based compensation of $136,000 and the change in the fair value of the warrant liability of ($15,000). In addition accounts receivable were reduced by $430,000, prepaid expenses decreased $146,000, and accounts payable and accrued expenses increased $217,000. This was offset by an decrease in deferred revenue of $225,000.

Cash used in investing activities was $73,000 for the nine months ended September 30, 2006, compared to $196,000 for same period in 2005. This was principally expenditures for equipment.

Cash used in financing activities totaled $482,000 for the nine months ended September 30, 2006, compared to cash provided by financing activities of $130,000 for the nine months ended September 30, 2005. We received proceeds from a new loan financing of $750,000 in the first nine months of 2005. We repaid $118,000 of long-term debt and capital lease obligations during the nine months ended September 30, 2006 and the balance outstanding under short term revolving loans for receivables financing decreased by $364,000 in 2006.

Management's Liquidity and Financing Plans

In order to meet our cash requirements and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     o In March 2005 we closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less legal fees of $55,000 (see Note 8). These loans were repaid subsequent to September 30, 2006.

     o The holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006

                      DIRECT INSITE CORP. AND SUBSIDIARIES



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

     o We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 we entered into a new agreement to provide IOL services to a Fortune 500 company. Revenue from this new customer accounted for 30.8% and 29.5% of total revenue for the three and nine months ended September 30, 2006. We anticipate that revenue from this new customer will continue to increase in 2006 and beyond and expect to further broaden our customer base in 2006, although there is no assurance that we will be able to broaden this customer base.

     o In 2006 we initiated a cost reduction plan that has significantly reduced our operating costs while still enabling us to meet our commitments to our customers. Operating costs decreased by 27.4% and 14.7% for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005.

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

We believe that these plans and new initiatives as discussed above will lead to positive cash flow and profitability. While we pursue these goals we also believe that our ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through September 30, 2007. There can be no assurance, however, that we will achieve the cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.

                      DIRECT INSITE CORP. AND SUBSIDIARIES


Item 3 - Controls and Procedures

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

Based on their evaluation of the Company's disclosure controls and procedures which took place as of September 30, 2006, the Chief Executive Officer and the Chief Financial Officer believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. The Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this weakness since January 2004 at which time the staff of the accounting department was reduced. Since that date the Company retains a consultant on a part-time basis to assist with the financial closing and financial report preparation process. The part-time consultant is qualified, holds a degree in accounting and has several years of experience in accounting and financial reporting. The Company incurs approximately $60,000 annually for these services. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff. The Company has not determined at this time when such additional staff will be employed.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES



the hands of the CFO. As noted above, we have engaged a consultant to assist with the financial closing process and the preparation of our financial statements. Our Chief Financial Officer thoroughly reviews the work of the consultant and the consultant reviews the work of the Chief Financial Officer.

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer and the consultant as mentioned above, of transactions and accounting entries. Given these reportable conditions and material weaknesses, as described above, the Chief Financial Officer and the consultant devoted additional time to closing, preparing and reviewing the report for the nine months ended September 30, 2006.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION





Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On October 4, 2006 the Company issued 144,000 restricted common shares to Lawrence Hite, an investor in the Company, for consulting services.

     On October 4, 2006 the Company issued 100,000 restricted common shares to the Company's legal counsel for legal services.

     On October 4, 2006 the Company issued 41,683 restricted common shares to Metropolitan Venture Partners II L.P., an investor in the Company, for interest.

     On August 4, 2006 the Company issued 64,729 restricted common shares to a consultant for partial settlement of the consulting agreement.

     The above shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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




DIRECT INSITE CORP.




/s/ James A. Cannavino
-------------------------------------------
James A. Cannavino, Chief Executive Officer                November 17, 2006



/s/ Michael J. Beecher
-------------------------------------------
Michael J. Beecher,  Chief Financial Officer               November 17, 2006