Form 10KSB
period 2006-12-31
DIRECT INSITE CORP
filed 2007-04-02
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2006

                                       OR

     [ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from         to

                           Commission File No. 0-20660
                               DIRECT INSITE CORP.
                 (Name of small business issuer in its charter)

           Delaware                                        11-2895590
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    80 Orville Drive, Bohemia, N.Y.                          11716
(Address of principal executive offices)                   (Zip Code)

         Issurer's telephone number, including area code (631) 873-2900

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [ X ]

State issuer's revenues for its most recent fiscal year:  $8,889,000

As of March 23, 2007, there were 5,253,384 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $3,455,000 based on the closing sales price of the Common Stock as quoted on the OTC-BB on such date.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one).  Yes [  ]  No [ X ]

                      Direct Insite Corp. and Subsidiaries
                Form 10-KSB for the Year Ended December 31, 2006

                                Table of Contents
                                -----------------

PART I
                                                                                                     PAGE
                                                                                                     ----
         ITEM 1     Description of Business                                                            1

         ITEM 2     Description of Properties                                                          9

         ITEM 3     Legal Proceedings                                                                 10

         ITEM 4     Submission of Matters to a Vote of Security Holders                               10

PART II

         ITEM 5     Market for Common Equity and Related Stockholder Matters                          10

         ITEM 6     Management's Discussion and Analysis or Plan of Operation                         12

         ITEM 7     Financial Statements                                                              21

         ITEM 8.    Changes in and Disagreements with Accountants on Accounting                       21
                    and Financial Disclosure

         ITEM 8A.    Controls and Procedures                                                          22

         ITEM 8B.   Other Information                                                                 23
PART III

         ITEM 9.   Directors, Executive Officers, Promoters and Control Persons and
                     Corporate Governence; Compliance with Section 16(a) of the
                     Exchange Act                                                                     24

         ITEM 10. Executive Compensation                                                              27

         ITEM 11. Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters                                      32

         ITEM 12.  Certain Relationships and Related Transactions and
                        Director Independence                                                         33

         ITEM 13.  Exhibits                                                                           34

         ITEM 14.  Principal Accountant Fees and Services                                             36

SIGNATURES                                                                                            38

CERTIFICATIONS                                                                                        39

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

Our Current Business

     Direct Insite operates as an application service provider ("ASP"), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay (PTP) and Order-to-Cash (OTC) processes. Specifically, Direct Insite's global eInvoice Management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a Business to Business ("B2B") transaction based "fee for service" business model.

Through the automation and workflow of Procure-to-Pay and Order-to-Cash processes and the presentation of invoices, orders, and attachment data via a web based self service portal, Direct Insite is helping our customers reduce manual invoice-to-order reconciliation costs, reduce the frequency of inquiries and disputes, improve cash flow, increase competitiveness and improve customer satisfaction.

     Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including 62 countries, 15 languages and multiple currencies. Direct Insite processes, hosts and distributes millions of invoices, purchase orders, and attachment documents making them accessible on-line within an internet self service portal. Suppliers, customers, and internal departments such as Finance and Accounting or Customer Service users can access their business documents twenty-four hours per day, seven days per week, three hundred sixty five days per year.

     Currently, IBM, our largest customer, representing approximately 69% and 68% of our revenue for the years ended December 31, 2006 and 2005, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. Our second largest customer, Electronic Data Systems Corporation, ("EDS") accounted for approximately 29% and 28% of revenue for the years ended December 31, 2006 and 2005, respectively.

Discontinued Products and Services

     In 2001 we acquired Platinum Communications, Inc. ("Platinum"), a Dallas, Texas based company, which marketed its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. As a result of the lack of development of the Platinum business and to focus our resources on our core business, in December 2003, we decided to close the operations of Platinum. For the years ended December 31, 2006 and 2005, Platinum incurred losses of $3,000 and $17,000, respectively. The losses are reflected as Loss from Discontinued Operations in the accompanying Consolidated Statements of Operations.

PRODUCTS AND SERVICES

     Direct Insite specializes in the automation of financial supply chain best practices within the Procure-to-Pay and Order-to-Cash processes. Direct Insite is an Application Service Provider ("ASP") and we provide Custom Engineering Services as part of the ASP services.

     The following are Direct Insite's primary service offerings:

     o    Procure-to Pay: eInvoice Management for Accounts Payable
     o    Order-to Cash: eInvoice Management for Accounts Receivable

Procure-to Pay - eInvoice Management for Accounts Payable

     Direct Insite's eInvoice Management for Accounts Payable service offering can dramatically increase accounts payable productivity by streamlining manual supplier invoice validation and inquiry processes.

Supplier Self Service Portal

     Direct Insite's Procure-to-Pay service offering includes a supplier self service portal and electronic invoice presentment capability aimed at reducing the number of calls into the support call center by resolving inquiries with answers that do not require human intervention. Direct Insite's self service portal allows suppliers to access their invoice status, invoice line items, invoice attachments, payment status, and self-service information 7 days a week, 24 hours per day, and 365 days out of the year.

Electronic Invoice Submission

     Suppliers can also submit their invoices via electronic formats & adaptors, including web form entry, supplier networks, spreadsheet upload, and Enterprise Resource Planning ("ERP") adaptors such as Oracle, SAP, Great Plains, or legacy billing systems. Suppliers can also perform a purchase order flip function where customer orders can be flipped directly into preliminary bills for supplier review and release for payment.

Invoice Matching & Workflow Exception Handling

     Direct Insite's Procure-to-Pay service allows Accounts Payable administrators the ability to configure robust invoice validation business rules where inbound supplier invoices can be automatically matched against orders, variable consumption reports, or other business documents. Non compliant invoices and line items are flagged and routed for exception workflow handling.

Invoice Approval & Payment

     Once invoices have been validated they can be routed to the ERP financial system for disbursement or paid within the Direct Insite self service portal. Direct Insite ensures the ERP financial system of record is always updated seamlessly.

     Direct  Insite's   Procure-to-Pay  service  is  focused  on  providing  the
following significant business benefits:

     o    Eliminate manual invoice validation processes
     o Improve on-time payments and the ability to capture early payment discounts
     o    Increase supplier electronic invoice submission
     o    Reduce Accounts Payable call center traffic
     o    Enhance supplier relationships and overall ease of business

Order-to-Cash - eInvoice Management for Accounts Receivable

Invoice Compliance Validation

     Customers frequently dispute their invoices or query an invoice due to the invoice information not matching the related purchase order, contract, variable consumption report, or other source business document. The Direct Insite eInvoice Management for Accounts Receivable offering allows for a preliminary invoice workflow validation process that automatically validates Accounts Receivable invoices against source billing documents ensuring the invoice is 100% compliant and accurate before the invoice is finalized and distributed to the customer for payment. During the preliminary invoice validation cycle, invoice exceptions are flagged and processed via workflow for resolution. Once the invoices have been finalized, they can be released for payment.

Invoice Attachment Processing

     When invoices are distributed to customers for payment, it is customary for the Accounts Payable department to require backup invoice validation documents to assist in their invoice reconciliation process. Direct Insite's Order-to-Cash service allows the biller to attach and distribute electronic attachments with the invoice. Invoice attachments are then presented online within an easily accessible self service portal.

Invoice Distribution & Self Service Portal Presentment

     Direct Insite's Order-to-Cash service also supports multiple invoice distribution and presentment methods depending upon customer preferences (web, PDF email, self service downloads, EDI, fax, or print). The invoice presentment capability displays invoices and invoice attachments within a self-service web portal where customers can access their invoice, invoice line item, and attachment data 24 hours per day, 7 days per week, 365 days per year.

Dispute Management

     Direct Insite further supports the ability for customers to initiate online invoice or line item inquiries and disputes. Specifically, customers can review their invoices within the self-service portal and initiate invoice or line item invoice disputes without having to call human call center support.

Invoice Approval & Payment

     Once the dispute request has been initiated, customers can approve the remainder of the invoice and schedule it for payment. Approved invoices can be routed to the ERP financial system for disbursement or paid within the Direct Insite self service portal. Direct Insite ensures the ERP financial system of record is always updated seamlessly.

Reporting & Data Analysis

     The Direct Insite Order-to-Cash service can store multiple years of online invoice, line item, dispute status, and payment status history facilitating historical online reporting and data analysis. Customers can use the self-reporting capability to track their spending or produce detailed usage reports. Internal Finance and Accounting administrators can perform online reporting to track scheduled payments or forecast in-bound cash flow.

Audit & Traceability

     Direct Insite's Procure-to-Pay and Order-to-Cash service offerings support a complete audit log whereby all internal and external user actions are logged and tracked in a traceability log and presented in user activity history views. At any time, authorized administrators can review online user activity and monitor user adoption.

     Direct Insite's Order-to-Cash service offering is focused on providing the following significant business benefits:

     o    Reduce paper invoicing costs
     o Eliminate manual invoice reconciliation, invoice preparation and invoice consolidation processes
     o    Reduce Accounts Receivable call center traffic
     o    Reduce customer disputes and inquiries
     o    Reduce Days Sales Outstanding
     o    Improve overall cash flow
     o    Increase  overall  ease  of  business,   customer  satisfaction,   and
          competitive advantage

SALES AND MARKETING

     CHANNELS TO MARKET

     We have two primary channels to market - direct through our sales representatives and indirect through channel and strategic partners. These channels are supported by a technical sales support group.

     Direct
     ------

     Direct Insite's direct sales organization consists of `in-the-field' sales associates complimented by sales support resources. The sales associates and support resources are primarily responsible for qualifying direct opportunities followed by a proven solution selling methodology. Sales associates engage in direct sales activities that include business value analysis and alignment, capabilities demonstrations, sales forecasting, procurement and contract management. Direct Insite's executive management team is actively involved with and compliments Direct Insite's direct sales organization.

     Indirect
     --------

     Direct Insite continues to pursue both reseller and strategic partner relationships to further develop existing account relationships and to increase market coverage. Direct Insite's strategic partnerships compliment the direct sales channel and serve to expand Direct Insite's offerings and global market leadership. Strategic partnerships also compliment Direct Insite's offerings and capability in the areas of payment transaction processing, content management, centralized user authentication, and other complimentary financial supply chain functions. The use of indirect channel relationships also allows Direct Insite the ability to leverage additional engineering and professional resources.


IBM RESELLER AGREEMENT

     The Company executed a reseller agreement with IBM on August 4, 2003. This agreement provides IBM with the ability to sell the Invoice on Line service offering to its customers. The Company supports this sales activity by providing Subject Matter Experts (SME's) to assist the IBM sales organization.

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

     We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of March 23, 2007, our research and development group consists of 16 employees. Further, when needed, we retain the services of independent professional consultants. We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position. For the years ended December 31, 2006 and 2005, research and development expenses were approximately $2,381,000, and $2,668,000, respectively. We believe that investments in research and development are required in order to remain competitive.

COMPETITION

     We believe our primary competitors are:

Avolent is a privately held San Francisco based provider of enterprise eBilling software that includes EIP&P, online invoice dispute processing, and reporting. Founded in 1995, Avolent has primarily focused on the leasing, healthcare, and distribution markets.

Bottomline Technologies (NASDAQ: EPAY) was established in 1989 and provides a B2B EIP&P solution, primarily to financial institutions and the legal services markets. The company's products include software designed to automate the disbursement process for banks and their corporate customers' anti-fraud and electronic commerce payment software. Bottomline focuses on cash management and financial-related remittance, reporting and audit data.

Harbor Payments, Inc. was acquired by American Express on December 31, 2006, pending regulatory approval. Harbor operates as a subsidiary of American Express and its primary base of operations located in Atlanta, Georgia. The acquisition by American Express supports American Express' strategy to offer a suite of solutions to enable companies to automate their `source to settle' processes - by integrating steps in their electronic purchasing cycle.

Xign Corporation was founded in 2000 and is headquartered in Pleasanton, California. Xign's Business Settlement Network provides electronic order delivery, invoice processing, and payment service for business-to-business commerce. Xign's product suite focuses on automating a buyer's Order-to-Pay cycle, including receipt, validation, routing, dispute management, approval, payment, and posting.

Ariba, Inc. (NASDAQ: ARBA) helps companies analyze, understand, and manage their corporate spending to achieve increased cost savings and business process efficiency. Its solutions include software, network access, and professional services. The company's software and services streamline and enhance the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and the management of ongoing purchasing and settlement activities. Ariba is a public company founded in 1996 and headquartered in Sunnyvale, California.

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


EMPLOYEES

     We had 39 employees, all in the United States, at March 23, 2007, including 27 in technical support, (including research and development), 6 in marketing, sales and support services, and 6 in corporate finance and administration. Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel. We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.


INTELLECTUAL PROPERTY


     We rely on proprietary knowledge and employ various methods, including confidentiality agreements, to protect our software codes, concepts, ideas and documentation of our proprietary technology. We have a federally registered patent "dbExpress", a data mining tool which expires in 2013.

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


RISK FACTORS

     You should carefully consider the factors described below and other information contained in this report on Form 10KSB ("report"). The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us that we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties and are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

Prior to the year 2006, our operations had not been profitable and we cannot represent that they will continue to be profitable in the future.

     For the year ended December 31, 2006 we had net income of $269,000 and for the years ended December 31, 2005 and 2004, we sustained net losses of $991,000 and $1,283,000, respectively. We have had a long history of losses and we cannot represent that we will continue to be profitable.

We may not be able to obtain funds necessary for the ongoing operation of our business on terms which are acceptable to us.

     At December 31, 2006, we had a working capital deficit of $4,465,000. In 2006 we had positive cash flow from operations of $1,149,000. Based on our current levels of operations and commitments, we believe we will need to continue to generate positive cash flows from operations in order to decrease our dependence on outside financing. If we do not generate sufficient cash flow from operations, adequate funds for us to operate our business on terms which we find acceptable, whether equity financing, debt financing or from other sources, may not be available as needed and may result in significant dilution to our existing securityholders. We have no additional bank or other credit facility or other readily available access to debt financing. If we are unable to secure additional funding when needed, we may be forced to decrease or eliminate certain current or expansion activities. Ultimately, our inability to obtain sufficient funds from operations or external sources would have a material adverse effect on our financial condition and viability.

The large number of shares available for future sale may adversely effect the market price of our stock.

     We have 5,253,384 shares of common stock outstanding as of December 31, 2006, of which approximately 2,500,000 shares are freely tradable. We also have 9,282,988 shares issuable upon the conversion of preferred stock, exercise of options and exercise of warrants. If all of our outstanding options, warrants and convertible securities were exercised or converted, we would have 14,536,372 shares outstanding. The issuance of such a large number of shares could have a significant adverse effect on the market for, as well as the price of, our common stock. A decline in the market price also may make the terms of future financings using our common stock or using convertible debt more burdensome.

Our planned growth may cause a strain on our management and other resources.

     We are pursuing a business strategy that has involved and is expected to continue to involve significant growth over at least the next twelve months. We cannot guarantee that we will be able to achieve our planned growth. Accomplishing our objectives will depend upon a number of factors, including our ability to develop products internally with emphasis on the exploitation of our Invoices-on-Line products. We may also incur development, acquisition or expansion costs that represent a higher percentage of total revenues than larger or more established companies, which may adversely affect our results of operations.

We may not be able to compete favorably in the competitive information solutions industry.

     The market for our information solutions is intensely competitive. We face competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than us. We may not be able to compete effectively with such entities.

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

     We have two customers that accounted for approximately 98% and 96% of our revenue for the years ended December 31, 2006 and 2005, respectively. The loss of either of these customers would have a material adverse effect on our business, financial condition and results of operations.

Our success depends upon protecting our intellectual property.

     The computer software industry is characterized by extensive use of intellectual property protected by copyright, patent and trademark laws. While we believe that we do not infringe on the intellectual property rights of any third parties in conducting our business, any allegations of infringement, or disputes or litigations relating to infringement, could have a material adverse affect on our business, financial condition and results of operations. If we cannot prevent third parties from using our proprietary technology without our consent or without compensating us for the use of the technology, we believe that it could adversely affect our ability to compete. We cannot guarantee that our patents and copyrights will effectively protect us from any copying or emulation of our products in the future.

Our common stock is quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the NASDAQ Stock Market or a national exchange.

     Our common stock is currently quoted and traded on the OTC Bulletin Board ("OTCBB"), a NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the NASDAQ Stock Market or national exchange. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on the NASDAQ Stock Market or a national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. Institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. These factors may have an adverse impact on the trading and price of our securities.

     Trading in our common stock has been limited, so investors may not be able to sell as many of their shares as they want at prevailing prices.

     The average daily volume of trading in our common stock for the three month period ended March 23, 2007 was 10,977 shares. If limited trading in our common stock continues, it may be difficult for investors who purchase shares of common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

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

Our stock price may be volatile.

     The stock market in general and the market for shares of technology companies in particular, have experienced extreme price fluctuations, often unrelated to the operating performance of the affected companies. Many technology companies, including us, have experienced dramatic volatility in the market prices of their common stock. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. We cannot be certain that the market price of our common stock will remain stable in the future. Our stock price may undergo fluctuations that are material, adverse and unrelated to our performance.

Our charter provisions and statutory law may inhibit changes in control of our company.

     Our certificate of incorporation and bylaws contain provisions which may discourage takeover attempts and hinder a merger, tender offer or proxy contest targeting us, including transactions in which security-holders might receive a premium for their shares. This may limit your ability as a stockholder to approve a transaction that you may think is in your best interests. These provisions could reduce the price that certain investors might be willing to pay in the future for shares of common stock or preferred stock. Moreover, although our ability to issue preferred stock may provide flexibility in connection with possible acquisitions and other corporate purposes, such issuance may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our voting stock. Furthermore, we may in the future adopt other measures that may delay, defer or prevent a change in control. We may adopt some of these measures without any further vote or action by security-holders.

Compliance with the Sarbanes-Oxley Act of 2002 may require additional financial and management resources.

     Section 404 of the Sarbanes-Oxley Act of 2003 requires that we evaluate and report on our system of internal controls for the year ended December 31, 2007 and requires that we have such system of internal controls audited beginning with the year ended December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. The development and/or enhancement of the internal controls to achieve compliance with the Sarbanes-Oxley Act may increase our costs. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 2.  DESCRIPTION OF PROPERTIES
----------------------------------

         We currently maintain leased facilities in the locations listed below:

    -------------------------- ----------------------- -------------------- ------------------------ -------------------------
           Description                Location           Square Footage           Lease term            Annual Rental Cost
    -------------------------- ----------------------- -------------------- ------------------------ -------------------------
    Corporate office           Bohemia, NY                     5,000             8/1/06 - 6/30/07              $94,800
    Satellite office           Deerfield Beach , FL            1,721            11/1/05 - 10/31/08             $37,536
    Co-location facility       Hauppauge, NY                  Note 1            12/1/06 - 11/30/08             $81,240

Note 1. We are obligated under the terms of an agreement with our major customer to maintain a co-location site at an IBM eHosting facility or an agreed on alternative location. The redundant facility provides us with, among other things, switches, routers, racks, connections to Internet network access points, at a variety of bandwidths, various levels on monitoring, and access to problem management support. The lease expires on November 30, 2008.

Item 3.  LEGAL PROCEEDINGS
--------------------------

     We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     At the Annual Meeting of Shareholders on December 21, 2006 the following matters were voted on:

     1.   Election of Directors with the following votes:

                                          FOR               AGAINST
                                          ---               -------
         James A. Cannavino            3,971,752            240,806
         Dr. Dennis Murray             4,192,376             20,182
         Carla Steckline               4,192,350             20,208
         Bernard Puckett               4,191,644             20,914
         Michael Levin                 4,192,221             20,337

     2. Approval of the 2004 Stock Option/Stock issuance plan, 2,161,928 votes for, 275,030 against, and 5,652 abstained.

     3. Ratification of the appointment of Marcum & Kliegman, LLP as the Company's independent certified public accountants for the year ended December 31, 2006, 4,207,485 for, 40,253 against and 921 abstained.

PART II

Item 5.  MARKET FOR COMMON  EQUITY AND  RELATED  STOCKHOLDER  MATTERS  AND SMALL
--------------------------------------------------------------------------------
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------
(a) Market Information

     Our common stock is traded on the Over-The-Counter Bulletin Board since October 24, 2003. The following table sets forth the high and low sales prices for our common stock by the quarters indicated:

                                            High             Low
                                            ----             ---
2005
     First Quarter                          1.750            0.760
     Second Quarter                         0.970            0.620
     Third Quarter                          0.930            0.530
     Fourth Quarter                         0.790            0.590

2006
     First Quarter                          0.710            0.070
     Second Quarter                         0.680            0.200
     Third Quarter                          0.780            0.170
     Fourth Quarter                         0.950            0.600

2007
     First Quarter to March 23, 2007        1.680            0.800

(b) As of March 23, 2006, there were 2,570 shareholders of record. We estimate that there are approximately 6,500 shareholders, including shareholders whose shares are held in the name of their brokers or stock depositories.

(c) There were no cash dividends or other cash distributions made by us during the year ended December 31, 2006 to common shareholders. In 2003, we paid dividends of $30,000 to Preferred Series B shareholders. Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) During the fourth quarter of 2006, the Company issued 285,683 common shares as payment in lieu of cash for certain liabilities totaling $71,000, including 144,000 shares issued to Tall Oaks for consulting services and 41,683 shares to Met VP in settlement of accrued interest. The fair value of the shares issued approximated the carrying amounts of the liabilities.

The following table sets forth certain information as of March 23, 2007, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans.

---------------------------------- ------------------------------- -------------------------------- -------------------------------
                                                                                                         Number of securities
                                                                                                       remaining available for
                                                                                                     future issuance under equity
                                     Number of securities to be                                       compensation plans (excluding
                                      issued upon exercise of          Weighted-average exercise        securities reflected in
                                        outstanding options          price of outstanding options            column (a)
          Plan category                         (a)                             (b)                            (c)
---------------------------------- ------------------------------- -------------------------------- -------------------------------
Equity compensation plans
approved by security holders
                                             2,175,000                          $1.24                          1,038,188
---------------------------------- ------------------------------- -------------------------------- -------------------------------
Equity   compensation  plans  not
approved by security holders
                                             2,429,500                          $1.09                            680,995
---------------------------------- ------------------------------- -------------------------------- -------------------------------
Total                                        4,604,500                          $1.15                          1,719,183
---------------------------------- ------------------------------- -------------------------------- -------------------------------

A description of our equity compensation plans can be found under Item 10. of this report.

Recent sales of unregistered equity securities.

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

     In December 2003 the Board of Directors authorized us to sell up to 1,500 shares of Series C Redeemable Preferred Stock ("Series C Preferred") at $1,000 per share and in April 2004 the Board authorized the sale of an additional 500 shares. The holders of Series C Preferred are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on October 1, 2005. The holders of Series C Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series B Preferred Stock. As of December 31, 2004 we had sold 2,000 shares of Series C Preferred and received proceeds of $2,000,000 less expenses of $140,000. Of the total shares sold Metropolitan has purchased 540 shares, our Chairman and Chief Executive Officer of the Company purchased 200 shares and certain Directors purchased 105 shares. The proceeds were used for working capital purposes.

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

     Direct Insite operates as an application service provider ("ASP"), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay (PTP) and Order-to-Cash (OTC) processes. Specifically, Direct Insite's global eInvoice Management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a B2B transaction based "fee for service" business model.

Through the automation and workflow of Procure-to-Pay and Order-to-Cash processes and the presentation of invoices, orders, and attachment data via a self service portal, Direct Insite is helping our customers reduce manual invoice-to-order reconciliation costs, reduce the frequency of inquiries and disputes, improve cash flow, increase competitiveness and improve customer satisfaction.

     Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including 62 countries, 15 languages and multiple currencies. Direct Insite processes, hosts and distributes millions of invoices, purchase orders, and attachment documents making them accessible on-line within an internet self service portal. Suppliers, customers, and internal departments such as Finance and Accounting or Customer Service users can access their business documents 24 hours per day, seven days per week, 365 days per year.

     Currently, IBM, our largest customer, representing approximately 69% and 68% of our revenue for the years ended December 31, 2006 and 2005, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. Our second largest customer, EDS accounted for approximately 29% and 28% of revenue for the years ended December 31, 2006 and 2005, respectively.

Discontinued Operations

     In 2001 we acquired Platinum, a Dallas, Texas based company, which marketed its integrated proprietary back office software solutions, Account Management Systems ("AMS" or sometimes referred to as "TAMS") to the telecommunications industry either as a license or as an ASP. As a result of the lack of development of the Platinum business and to focus our resources on our core business, in December 2003 we decided to close the operations of Platinum. For the year ended December 31, 2006 and 2005 the Company recognized a loss from discontinued operations of $3,000 and $17,000, respectively. The loss is reflected as Loss from Discontinued Operations in the accompanying Consolidated Statements of Operations.

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

     On March 29 2005 we entered into a Securities Purchase Agreement with Sigma Opportunity Fund LLC ("Sigma") and Metropolitan Venture Partners II, L.P. ("MetVP"), collectively the "Buyers", whereby the Buyers purchased Senior Subordinated Secured notes (the "Note Purchase") in the aggregate amount of $750,000. The notes bear interest at the rate of five percent (5%) per year beginning June 28, 2005 and mature on the earlier to occur of (i) September 29, 2006; (ii) the date on which demand for payment of the Grid Demand Promissory Note, dated as of June 27, 2005 payable to JPMorgan Chase Bank is made, and
(iii) the due date of the loan payable to JPMorgan Chase Bank pursuant to such Grid Demand Promissory Note, including if due on demand and whether or not demand for payment is actually made. The notes were paid in full on October 10, 2006. In connection with the note purchase the Buyers were issued warrants to purchase 750,000 of our common shares. The exercise price of the warrants is $0.90 per share of common stock subject to adjustment on the occurrence of certain events. Sigma had the right to lead a "Follow-on Financing." In the event that the Follow-on-Financing did not occur, the exercise price of the warrants would be $0.01 per common share. We elected not to pursue the Follow-on-Financing with Sigma and, as a result, the exercise price of the warrants is $0.01 per share. Under the terms of the Securities Purchase
Agreement, the Company filed a registration statement to register shares underlying the warrants and interest shares. The registration statement was declared effective on October 24, 2005. As a result of the delay in the registration statement becoming effective the Company paid $120,000 of liquidated damages to the holders of the warrants.

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

     Between September 2002 and June 2003, the Company sold a total of 134,680 shares of Series A Convertible Preferred Stock, ("Series A Preferred") in consideration for the gross amount of $2,750,000 to Metropolitan Venture Partners II, L.P. Each share of Series A Preferred is convertible into 10 shares of common stock of the Company. The Series A Preferred is automatically convertible into common shares on September 25, 2008. The holders of the Series A Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The payment of the first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. In May 2004 the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on February 1, 2005 until February 1, 2006. In the event the Company elected to pay the dividend on February 1, 2006 the Holders would receive a premium of $129,000. In December 2004 the Company exercised its right to defer payment of this dividend until February 1, 2006. Also, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on September 25, 2005 until February 1, 2006. In the event the Company elects to pay this dividend on February 1, 2006 the Holders would receive a premium of $26,000. As of March 31, 2007 the Company has not paid any dividends to preferred share holders.

     Management, based on the advice of legal counsel, believes the Company is precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

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

Our Critical Accounting Policies

     Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

     o it requires assumptions to be made that were uncertain at the time the estimate was made; and

     o changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company's consolidated results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee. The following critical accounting policies are not intended to be a comprehensive list of all of the Company's accounting policies or estimates.

     Revenue Recognition
     -------------------

     We record revenue in accordance with Statement of Position 81-1, issued by the American Institute of Certified Public Accountants and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, we enter into arrangements whereby the Company is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, in accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", the Company allocates the total revenue to be earned among the various elements based on their relative fair values. The Company recognizes revenue related to the delivered products or services only if:

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

     ASP Services
     ------------

     We provide transactional data processing services through its ASP software solutions to our customers. The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes. Revenue is recognized as the services are performed.

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

     Allowance For Doubtful Accounts
     -------------------------------

     The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. At December 31, 2006 and 2005, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

     Impairment of Long-Lived Assets
     -------------------------------

     Statement of Financial Accounting Standards ("SFAS"), No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2006 and 2005, respectively.

     Income Taxes
     ------------

     We currently have significant deferred tax assets. SFAS No. 109, "Accounting for Income Taxes"("FAS 109"), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, we recorded a full valuation allowance. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

     Use of Estimates
     ----------------

     In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Certain items, among others, that are particularly sensitive to estimates are revenue recognition, the fair value of derivative warrants, stock based compensation and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

Financial Condition and Liquidity
---------------------------------

     For the year ended December 31, 2006, we had income from continuing operations of $272,000 compared to a loss from continuing operations of $974,000 for the year ended December 31, 2005, an improvement of $1,246,000. Cash provided from continuing operations for the year ended December 31, 2006 was $1,176,000 compared to cash provided from continuing operations of $91,000 for the year ended December 31, 2005. Cash used for discontinued operations was $27,000 for the year ended December 31, 2006 compared to $68,000 in 2005.

     Cash provided from operations (including cash used for discontinued operations) for the year ended December 31, 2006 was $1,149,000, consisting of the net income from continuing operations of $272,000, increased by non-cash expenses of $1,002,000, including depreciation and amortization on property and equipment and debt discount of $696,000, stock based compensation expense of $163,000, and the change in the fair value of warrants of $143,000. Cash from operations was decreased by an increase in accounts receivable and prepaid expenses and other current assets of $53,000 and a decrease in deferred revenue of $232,000, offset by a decrease in other assets of $2,000 and an increase in accounts payable and accrued expenses of $185,000. Additionally, net cash used in discontinued operations was $27,000.

     Cash used in investing activities was $97,000 for the year ended December 31, 2006, compared to $223,000 for the previous year. This was principally expenditures for equipment in 2006 and 2005.

     Cash used in financing activities totaled $1,121,000 for the year ended December 31, 2006, compared to cash provided by financing activities of $258,000 in 2005. As noted above we repaid the Senior Subordinated Secured notes of $750,000. In addition, advances from credit lines for receivable financing decreased $214,000 for the year ended December 31, 2006 and we made repayments on lines of credit and capital leases and capital notes of $157,000.

     As a result of these operating, investing and financing activities, cash decreased by $69,000 to $295,000 at December 31, 2006.

Management's Liquidity and Financing Plans

     In order to meet our cash needs and to maintain positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     o For the year ended December 31, 2006 we had net cash provided by continuing operations of $1,176,000. The Company will continue to monitor and control expenses and anticipates that it will continue to achieve positive cash flows from operations.

     o In March 2005 we closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less legal fees of $55,000 (see Note 13 to the accompanying consolidated financial statements).

     o We and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006 and April 15, 2006, respectively. We may seek to defer these dividends further. At December 31, 2006 there were $1,877,000 of accrued and unpaid dividends for the Series A and B holders. We believe the Company is precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

     o We may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to us, or if available, on terms and conditions that would be acceptable to us.

     o We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 we entered into a new agreement to provide IOL services to EDS.

          Revenue from this customer accounted for 29% of total revenue for the year ended December 31, 2006. Management anticipates that revenue from this customer will continue to increase in 2007 and beyond and expects to further broaden our customer base in 2007, although there is no assurance that we will be able to further broaden our customer base.

     o In 2006 we initiated a cost reduction plan that has significantly reduced our operating costs while still enabling us to meet our commitments to our customers. For the year ended December 31, 2006, operating costs decreased $1,647,000, or 17.5% compared to operating costs in 2005. We will continue to seek ways to control and reduce costs.

     o We continue to expand our marketing efforts in order to increase the customer base. In this regard, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. We will continue to pursue similar channel partner opportunities.

     We believe that these plans and new initiatives as discussed above will lead to positive cash flows and profitability. While we pursue these goals we also believe that our ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through December 31, 2007. There can be no assurance, however, that we will continue to have positive operating cash flows or that we will achieve our profitability goals, or that we will be able to raise additional capital sufficient to meet our operating expenses or implement our plans. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.

Results of Operations
---------------------

     IBM continues to be our largest customer accounting for 69% and 68% of total revenue for the years ended December 31, 2006 and 2005, respectively. We derive revenue from IBM from the sale of our Invoices On Line ("IOL") managed services (ASP) as well as custom engineering services. We entered into an agreement with IBM wherein for a per transaction fee, we enable IBM to present invoices to their customers via the Internet. Our IOL service is an electronic invoice presentment and payment system ("EIP&P") offering and has been expanded to include additional functionality. Also in 2004 we added EDS to our customer base and EDS accounted for approximately 29% and 28% of revenue for the years ended December 31, 2006 and 2005, respectively. We continue to actively pursue new sales opportunities to reduce sales concentration.

     For the year ended December 31, 2006 revenue from continuing operations increased $19,000 or 0.2% to $8,889,000 compared to revenue from continuing operations of $8,870,000 in 2005. The increase is primarily due to an increase in IOL and other recurring services of $601,000, offset by a decrease of $582,000 in engineering services. The increase in revenue from ASP services was the result of further deploying our ASP services in Europe and the Asia Pacific regions for IBM and expanding our IOL services to EDS. The decrease in the engineering services resulted principally from completing deployment of our IOL services in all major geographies for IBM and completion of the initial phases of our IOL services to EDS. We expect that new projects begun in late 2006 and the addition of new customers and new projects in 2007 will lead to an increase in our ASP and custom engineering revenue in 2007.

     Costs of operations, research and development decreased by $546,000 (13.6%) to $3,478,000 for the year ended December 31, 2006 compared to the costs of $4,024,000 in 2005. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The decrease in costs is principally due to a reduction of development staff offset by salary increases of $383,000. The staff reductions are consistent with the reduction in engineering services. Rents decreased $121,000 primarily to reduced space requirements at our co-location facility, and professional fees decreased $95,000 as a result of a reduction in contract labor. Purchased service costs increased $100,000 primarily for outsourced printing services for one customer. All other operating expenses combined decreased approximately $47,000 net.

     Sales and marketing costs were $1,393,000 for the year ended December 31, 2006, a decrease of $591,000 or 29.8% compared to costs of $1,984,000 in 2005.
Salaries and related costs decreased $306,000 resulting from a staff reduction. Consulting and professional fees decreased $63,000, travel and entertainment costs decreased $113,000, and advertising and promotional costs decreased $41,000. All other costs sales and marketing costs decreased $68,000, net.

     General and administrative costs decreased $421,000 or 14.0% to $2,581,000 for the year ended December 31, 2006 compared to costs of $3,002,000 in 2005. Salaries and related costs decreased $235,000 principally due staff reductions. Rent decreased $105,000 as a result of the reduction in corporate office space, while recruitment costs decreased $52,000 and travel and entertainment costs decreased $54,000. This was partially offset by an increase in investor relations costs of $44,000 due to costs incurred for the annual meeting of shareholders. All other general and administrative costs had a net decrease of $19,000.

     Depreciation and amortization expense decreased by $89,000 (21.7%) to $321,000 for the year ended December 31, 2006 compared to costs of $410,000 in 2005, primarily due to fully amortizing certain software costs and other computer equipment.

     Interest expense, net increased by $80,000 to $607,000 for the year ended December 31, 2006 compared to costs of $527,000 in 2005, primarily due to the issuance in March 2005 of the Senior Subordinated Secured Notes and the related warrants. The value of the warrants issued with this financing is accounted for as debt discount and amortized to interest expense over the life of the loan.

     We recorded a charge for the change in the fair value of warrants of $143,000 for the year ended December 31, 2006, compared to income from the change in the fair value of warrants of $105,000 in 2005. The change in the value of the warrants is the result of the fluctuation in the trading price of our common stock.

     Other expense, net for the year ended December 31, 2006 was $94,000 compared to $0 in 2005. In 2006 other expense included $120,000 for penalties incurred in connection with the registration statement for the Bridge Loan financing, and $33,000 for the termination and settlement of a consulting agreement, offset by income of $59,000 from liquidating a mutual company insurance policy.

Net Operating Loss Carry Forwards
---------------------------------

     At December 31, 2006, the Company has net operating loss carry-forwards ("NOLs") remaining of approximately $78 million, which may be available to reduce taxable income, if any. These NOLs expire through 2025. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. The Company has not completed a recent evaluation of whether a change in control has taken place. If it is determined that a change in control has taken place, utilization of its NOLs will be subject to severe limitations in future periods, which would have the effect of eliminating substantially all of the future income tax benefits of the NOLs.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

New Accounting Pronouncements
-----------------------------

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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in SFAS No 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R was effective as of the beginning of the Company's interim reporting period that began January 1, 2006. Based on the employee options outstanding at December 31, 2005, the utilization of the modified prospective transitional provisions of SFAS No. 123R will not have a material adverse effect on the Company's consolidated financial position or results of operations as substantially all outstanding options were vested prior to December 31, 2005. The company recorded stock compensation expense of $92,000 for the year ended December 31, 2006. At December 31, 2006, there is approximately $135,000 of future costs, utilizing the fair value method, that will be expensed over a two year period through 2008. Additionally, the Company will utilize the fair value method for any future instruments issued after the implementation date.

     In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its consolidated financial statements and is not yet in a position to determine such effects.

     In June 2006, the EITF reached a consensus on Issue No. 06-3 ("EITF 06-3"), " Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions ." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. We do not expect the adoption of EITF 06-3 to have a material effect on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS No. 157 is encouraged. The Company is currently evaluating the expected effect of SFAS No. 157 on its consolidated financial statements and is currently not yet in a position to determine such effects.

     In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

     In November 2006, the EITF reached a final consensus in EITF Issue 06-6 "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments" ("EITF 06-6"). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , "Debtor's Accounting for a Modification or Exchange of Debt Instruments,". The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. We do not expect the adoption of EITF 06-6 to have a material impact on our consolidated financial position, results of operations or cash flows. In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the
Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("EITF 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

Item 7.  FINANCIAL STATEMENTS
-----------------------------

     The financial statements are included beginning on page F-1

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTNG AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE
----------

     None.

Item 8A.  CONTROLS AND PROCEDURES
---------------------------------

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

     Based on their evaluation of the Company's disclosure controls and procedures which took place as of December 31, 2006, the Chief Executive Officer and the Chief Financial Officer believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. The Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this weakness since January 2004 at which time the staff of the accounting department was reduced. In 2005 and part of 2006 the Company retained a consultant on a part-time basis to assist with the financial closing and financial report preparation process. The part-time consultant is qualified, holds a degree in accounting and has several years of experience in accounting and financial reporting. The Company incurred approximately $60,000 in 2006 for these services. The Company discontinued using the consultant in November 2006. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff. The Company has not determined at this time when such additional staff will be employed.

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

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer and the consultant as mentioned above, of transactions and accounting entries. Given these reportable conditions and material weaknesses, as described above, the Chief Financial Officer devoted additional time to closing, preparing and reviewing the report for the year ended December 31, 2006.


Item 8B.  OTHER INFORMATION

         None.

                                    PART III

Item 9. DIRECTORS,  EXECUTIVE  OFFICERS  PROMOTERS CONTROL PERSONS AND CORPORATE
--------------------------------------------------------------------------------
GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------------------

     As of March 30, 2007, the names, ages and positions of the directors and executive officers of the Company are as follows (Note 1):

      Name                       Age                Position                             Committee Member
      ----                       ---                --------                             ----------------
James A Cannavino                62            Chairman of the Board of Directors
                                               and Chief Executive Officer
Bernard Puckett (2)              62            Member of the Board of Directors         Audit, Compensation
Dennis Murray                    60            Member of the Board of Directors         Audit, Compensation
Michael Levin (3)                34            Member of the Board of Directors
Arnold Leap                      39            Executive Vice-President and Chief
                                               Technical Officer
Matthew E. Oakes                 44            Executive Vice-President and Chief
                                               Operating Officer
Michael J. Beecher               62            Chief Financial Officer and Secretary
Christopher Cauley               37            Executive Vice-President - Sales and Marketing

(1) During the years ended December 31, 2006 and 2005 Ms. Carla Steckline was a member of the Board of Directors and the Audit and Compensation Committees of the Board. Ms. Steckline resigned from the Board effective March 12, 2007 for personal reasons.

(2) Mr.  Puckett was  appointed  to the Board of  Directors  in  February  2004,
succeeding  Mr.  Charles  Feld  who  had  previously   resigned  to  assume  new
responsibilities at EDS.

(3) Mr. Levin was appointed to the Board of Directors in February 2005 to succeed Mr. Peter Yunich who resigned for personal reasons. Mr. Levin is Managing Director of Metropolitan Venture Partners.

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

     Michael Levin is Managing Director of Metropolitan Venture Partners Corp., a venture capital firm he co-founded in 1999. In his role, Mr. Levin negotiates and manages investments, as well as oversees the financial and operational management of the firm. He also serves as an active Board member and works closely with portfolio companies on strategic growth and ensuring proper fiscal discipline. Prior to MetVP, Mr. Levin developed and managed hedge funds for the Man Group plc and Larry Hite. Mr. Levin was graduated Magna Cum Laude from The Wharton School at the University of Pennsylvania with a concentration in Finance. He is also an alumnus of Phillips Exeter Academy. Mr. Levin was appointed to the Board in February 2005 and will serve until his successor is elected.

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

     Matthew Oakes was recently appointed Executive Vice President and Chief Operating Officer. Prior to this he held the position of Executive Vice President - Client Services since November of 2002. Prior to his joining the Company, Mr. Oakes served three years as the Operations Officer for Direct Media Networks a New York based e-commerce and technology company. He held executive positions in Westinghouse Communities Inc. including "Managing Director of Operations" for the Pelican Bay Community in Naples, Florida. Mr. Oakes received a JD degree from Nova Southeastern University and holds an MBA in finance. He is a 1993 graduate with a Bachelors Degree in Business from Cornell University. He served with the United States Marines prior to attending Cornell.

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

     Christopher Cauley was appointed Executive Vice President of Sales and Marketing in August 2006. Mr. Cauley joined the Company in August 2005 as Vice President of Business Development. Prior thereto, from 1998 to 2005 Mr. Cauley was Senior Manager for Sales & Business Consulting for Avolent, Inc., where he led a team of sales consultants responsible for selling the Company's B2B financial relationship management and electronic invoice presentment and payment internet application suite. During his tenure with Avolent, Mr. Cauley managed sales consulting strategy and closed several large contracts with Fortune 500 companies. Mr. Cauley previously worked for American Management Systems, Inc.
(AMS) as a Principal  Project  Manager and Solutions  Analyst in AMS'  Financial

Services and Telecommunications Industry Groups. At AMS, he acquired in-depth knowledge of system integration and the development of financial and customer care billing systems. Mr. Cauley earned his Bachelor of Science Degree in Business Administration from Virginia Polytechnic Institute and State University in Blacksburg, Virginia.

Term of Office and Family Relationships
---------------------------------------
     All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
     Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission
(the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and the NASD. Based solely upon our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to the fiscal year ended December 31, 2006.

Code of Ethics
--------------
     Direct Insite adopted a Corporate Code of Business Ethics (the "Code") in 2004 that applies to all employees, officers and directors of Direct Insite. It is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. It does not expressly cover certain procedural matters covered by the Sarbanes-Oxley Act and regulations promulgated thereunder and may not constitute a "code of ethics" within the meaning of the law and regulations. Accordingly, the Company adopted an additional code of ethics on February 18, 2005 that covers senior executive officers of Direct Insite and is intended to comply with the new law and regulations. The "Code of Ethics - Chief Executive and Chief Financial Officers" is posted on our internet website at www.directinsite.com.

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------
     The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. During the years ended December 31, 2006 and 2005, the Audit Committee consisted of Dr. Dennis J. Murray (Chairman), Carla J. Steckline and Bernard Puckett. Mrs. Steckline resigned from the Board of Directors effective March 12, 2007 for personal reasons. The members of the audit committee have substantial experience in assessing the performance of companies, gained as members of the Company's board of directors and audit committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. However, none of them keep current on all aspects of generally accepted accounting principles. Accordingly, the board of directors does not consider any of them to be a financial expert as that term is defined in applicable regulations. Nevertheless, the board of directors believes that they competently perform the functions required of them as members of the audit committee and, given their backgrounds, it would not be in the best interest of the Company to replace any of them with another person to qualify a member of the Audit Committee as a financial expert.

     The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

Compensation Committee
----------------------
     Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. During the years ended December 31, 2006 and 2005, the Compensation Committee consisted of Bernard Puckett (Chairman), Dr. Dennis J. Murray, and Carla J. Steckline. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates, and is an independent director under applicable SEC rules.

Item 10.  EXECUTIVE COMPENSATION
--------------------------------
     The following table sets forth the annual and long-term compensation with respect to the Principal Executive Officer ("PEO") and each of the other executive officers of the Company who received more than $100,000 for services rendered for the year ended December 31, 2006 and 2005.

                           Summary Compensation Table
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
                                                                                  Non-Equity   Nonqualified
   Name and Principal                                                             Incentive      Deferred
        Position                                         Stock       Option          Plan      Compensation   All Other
                           Year  Salary ($)    Bonus    Awards ($)  Awards ($)   Compensation    Earnings    Compensation   Total
                                   (1)          ($)       (4)         (4)            ($)           ($)         ($) (2)       ($)
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
James A. Cannavino         2006  $180,000        --        --           --           --            --       $157,482      $337,482
 Chief                     2005  $180,000        --     $31,000     $152,000         --            --       $162,948      $525,948
 Executive
 Officer (PEO)
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Robert Carberry            2006  $168,000(3)     --        --           --           --            --       $  6,616      $174,616
  President                2005  $240,000     $20,000   $24,000      $63,000         --            --       $ 31,046      $378,046

-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Arnold Leap                2006  $168,583        --        --        $ 3,333         --            --       $  9,190      $181,106
 EVP - Chief               2005  $175,000        --     $34,000         --           --            --       $  8,740      $217,740
 Technology Officer
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Michael Beecher            2006  $146,250        --        --        $ 3,333         --            --       $13,979       $163,562
 Chief Financial Officer   2005  $150,000        --     $26,000         --           --            --       $14,308       $190,308
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Matthew Oakes              2006  $164,000        --        --        $ 3,333         --            --       $ 9,353       $176,686
 EVP -Chief Operating      2005  $159,417        --     $35,000      $41,000         --            --       $ 9,370       $244,797
 Officer
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Christopher Cauley         2006  $175,000        --     $ 9,000      $19,005         --            --           --        $203,005
 EVP-Sales and Marketing   2005  $ 58,333        --     $ 3,000      $20,580         --            --           --        $ 81,913
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------

Footnotes

     (1) In 2005 and 2006 the executives agreed to defer a portion of their salaries to be paid at a future date in common shares of the Company. Included in salaries are the amounts deferred as follows: Mr. Cannavino, $36,000 in 2005 and 2006; Mr. Carberry, $48,000 in 2005 and
          $24,000 in 2006;  Mr. Leap,  $20,000 in 2005 and $10,833 in 2006;  Mr.
          Beecher,  $30,000 in 2005 and $12,500 in 2006;  Mr. Oakes,  $29,896 in
          2005 and $17,500 in 2006; Mr.  Cauley,  $10,000 in 2005 and $30,000 in
          2006.

     (2) All Other Compensation includes the following for each of the executives:

          In 2005, Mr. Cannavino received a housing/office allowance of $120,000, leased cars including insurance valued at $20,853, parking costs of $6,511, directors fees of $15,500, and in 2006, a housing/office allowance of $120,000, leased cars including insurance of $17,576, parking costs of $7,339, directors fees of $12,500. Not included in other compensation are payments of $57,576 and $57,811 in 2005 and 2006, respectively, to Mr. Cannavino's son, a former employee of the Company.


          In 2005, Mr. Carberry received a car allowance of $9,600 and a housing allowance of $21,362, and in 2006, a car allowance of $4,800 and a living allowance of $1,780. Not included in other compensation is $60,000 of payments in 2005 to Mr. Carberry's son, a former employee of the Company.

          In 2005, Mr. Leap received a car allowance including insurance of $8,656 and in 2006, a car allowance including insurance of $8,813 and life insurance costs of $377.

          In 2005, Mr. Beecher received a car allowance including insurance of $9,024, and a living allowance of $5,200 and in 2006, a car allowance including insurance of $8,716 and a living allowance of $5,200.

          In 2005 and 2006, Mr. Oakes received a leased car including insurance valued at $9,286 for each year.

     (3) Mr. Carberry was President of the Company until June 30, 2006 at which date he became a consultant to the Company. Included in his salary above for 2006 is $72,000 in consulting fees. His consulting agreement provides for fees of $12,000 per month through December 2008.

     (4) The assumptions used in determining the value of stock and option awards are included in Note 9 to the accompanying consolidated financial statements.

Outstanding Equity Awards at Fiscal Year End
--------------------------------------------
     The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for the named executives as of December 31, 2006:

----------------- --------------------------------------------------------------------- --------------------------------------------
                                             Option Awards                                               Stock Awards
----------------- --------------------------------------------------------------------- --------------------------------------------
                                                                                                              Equity        Equity
                                                                                                             Incentive     Incentive
                                                                                                               Plan          Plan
                                                                                                              Awards:       Awards:
                                                                                                               Number      Market or
                                                                                                     Market      of         Payout
                                                    Equity                                          Value of  Unearned     Value of
                                                   Incentive                                         Shares    Shares,     Unearned
                    Number of      Number of     Plan Awards:                          Number of    or Units   Units or     Shares,
                   Securities      Securities      Number of                           Shares or    of Stock    Other      Units or
                   Underlying      Underlying     Underlying                           Units of       That      Rights      Other
                   Unexercised    Unexercised     Unexercised  Option      Option     Stock That    Have Not    That        Rights
                    Options -      Options -       Unearned   Exercise   Expiration    Have Not     Vested    Have Not    That Have
      Name         Exercisable   Unexercisable      Options     Price       Date        Vested        (5)      Vested     Not Vested
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
James Cannavino   170,000 (1)          --                      $1.16      1/17/2007
                   70,000 (1)          --             --       $1.16      1/17/2007       --            --         --         --
                   74,000 (1)          --                      $2.05      7/25/2012
                  240,000 (1)          --                      $2.00      7/31/2007
                  360,000 (1)          --                      $1.16      8/31/2008
                  350,000 (1)          --                      $0.62      12/30/2012
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Robert Carberry    57,500 (1)          --             --       $2.05      7/31/2007       --            --         --         --
                  200,000 (1)          --                      $1.16      7/31/2008
                  100,000 (1)          --                      $0.50      4/30/2010
                  100,000 (1)          --                      $0.70      4/30/2010
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Arnold Leap        62,500 (1)          --                      $1.05      1/31/2007
                   51,000 (1)          --             --       $2.05      7/31/2007       --            --         --         --
                  100,000 (1)          --                      $1.20      4/30/2008
                   25,000 (2)    95,000 (2)                    $0.25      7/31/2011
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Michael Beecher    30,000 (1)          --             --       $0.76      12/31/2008      --            --         --         --
                   30,000 (1)          --                      $1.60      7/31/2009
                   25,000 (2)    95,000 (2)                    $0.25      7/31/2011
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Matthew Oakes      15,000 (1)          --                      $1.90      10/31/2007
                   25,000 (1)          --             --       $1.10      10/1/2008       --            --         --         --
                   20,000 (1)          --                      $0.75      12/30/2008
                  100,000 (1)          --                      $0.65      8/31/2010
                   25,000 (2)    95,000 (2)                    $0.25      7/31/2011
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Christopher                                            --
Cauley             97,160 (3)    77,840 (3)                     $0.65     8/31/2010    12,500 (4)     $10,125      --         --
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------

     (1)  These options were fully vested on December 30, 2005
     (2) These options for Mr. Leap, Mr. Beecher and Mr. Oakes vest at 5,000 per month over the 24 month period from August 1, 2006 through July 1, 2008.
     (3) Mr. Cauley's options vest(ed) 35,000 on September 1, 2005 and then 4,000 per month from October 1, 2005 through August 1, 2008.
     (4) Mr. Cauley's shares vest on September 10, 2007 under the condition that Mr. Cauley continues to be employed through that date.
     (5) Based on the closing price of the Company's stock of $0.81 on December 31, 2006.

Equity Compensation Plan Information
------------------------------------

     We maintain various stock plans under which options vest and shares are awarded at the discretion of our Board of Directors or its compensation committee. The purchase price of the shares under the plans and the shares subject to each option granted is not less than the fair market value on the date of the grant. The term of each option is generally five years and is determined at the time of the grant by our board of directors or the compensation committee. The participants in these plans are officers, directors, employees and consultants of the Company and its subsidiaries and affiliates.

     The following information is provided about our current stock option plans:

     1998 Stock Option/Stock Issuance Plan. The 1998 Stock Option/Stock Issuance Plan covers 257,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. Stock options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2006. At December 31, 2006, options to purchase 100,087 shares of common stock were outstanding under this plan.

     2000 Stock Option/Stock Issuance Plan. The 2000 Stock Option/Stock Issuance Plan covers 166,667 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. Stock options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2006. At December 31, 2006, options to purchase 24,000 shares of common stock were outstanding under this plan.

     2001 Stock Option/Stock Issuance Plan. The 2001 Stock Option/Stock Issuance Plan covers 330,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. Stock options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2006. At December 31, 2006, options to purchase 100,340 shares of common stock were outstanding under this plan.

     2001-A Stock Option/Stock Issuance Plan. The 2001-A Stock Option/Stock Issuance Plan covers 600,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. Stock options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2006. At December 31, 2006, options to purchase 305,573 shares of common stock were outstanding under this plan.

     2002 Stock Option/Stock Issuance Plan. The 2002 Stock Option/Stock Issuance Plan covers 625,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. Stock options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2006. At December 31, 2006, options to purchase 482,500 shares of common stock were outstanding under this plan.

     2002-A Stock Option/Stock Issuance Plan. The 2002-A Stock Option/Stock Issuance Plan covers 875,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. Stock options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2006. At December 31, 2006, options to purchase 692,000 shares of common stock were outstanding under this plan.

     2003 Stock Option/Stock Issuance Plan. The 2003 Stock Option/Stock Issuance Plan covers 725,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. Stock options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2006. At December 31, 2006, options to purchase 579,500 shares of common stock were outstanding under this plan.

     2003-A Stock Option/Stock Issuance Plan. The 2003-A Stock Option/Stock Issuance Plan covers 975,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. Stock options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2006. At December 31, 2006, options to purchase 455,000 shares of common stock were outstanding under this plan.

     2004 Stock Option/Stock Issuance Plan. The 2004 Stock Option/Stock Issuance Plan covers 1,200,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. Stock options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. In 2006, 360,000 options were granted under this plan. At December 31, 2006, options to purchase 235,000 shares of common stock were outstanding under this plan.

Directors Compensation
----------------------

     Directors receive a fee of $2,500 for each board of directors meeting attended; $1,500 for participation in a telephone meeting of the board; an annual fee of $5,000 for membership in each committee of the Board and $1,000 for each committee meeting attended. The Chair person of each committee receives an annual fee of $5,000 in addition to the membership fee. The Company also reimburses directors for reasonable expenses incurred in attending board and committee meetings.

     The following table provides the compensation earned by our non-employee directors for the year ended December 31, 2006. Mr. Cannavino's directors fees earned in 2006 are included in the Summary Compensation Table above:

----------------------------------------------------------------------------------------------------------------------------------
                                                      Director Compensation
----------------------------------------------------------------------------------------------------------------------------------
                              Fees                                                  Nonqualified
                            Earned or                             Non-equity          Deferred
                             Paid in        Stock      Option     Incentive Plan    Compensation         All Other
                            Cash ($)       Awards      Awards     Compensation        Earnings         Compensation       Total
           Name                (1)           $           ($)          ($)               ($)                ($)            ($)
--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------
Dennis Murray (2)           $42,500          --          --         --                 --                  --             $42,500
--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------
Bernard Puckett (2)         $36,500          --          --         --                 --                  --             $36,500
--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------
Carla Steckline (2), (3)    $31,500          --          --         --                 --                  --             $31,500
--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------
Michael Levin (4)           $11,500          --          --         --                 --                  --             $11,500
--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------

     (1)  The fees earned were not paid as of December 31, 2006.
     (2) Dr. Murray is chair of the audit committee and member of the compensation committee, Mr. Puckett is chair of the compensation committee and member of the audit committee, Mrs. Steckline is a member of the audit and compensation committees.
     (3) Mrs. Steckline resigned from the Board effective March 12, 2007 for personal reasons.
     (4) Mr. Levin is the director designate of MetVP and as such all of his director's fees are assigned and paid to MetVP.

Employment Agreements
---------------------

     The Company extended its services agreement with its Chief Executive Officer on December 5, 2003. The agreement expires August 24, 2007. The extended agreement provides for compensation of $15,000 per month and 360,000 options, vesting 7,500 per month for the term of the agreement (48 months), to purchase the Company's common stock at an exercise price of $1.16, the closing price of the Company's common stock on the date the agreement was effective. In 2005, the vesting periods for his options were accelerated and are all currently fully vested. The agreement provides for reimbursement of reasonable out of pocket business expenses and further provides for living and travel expenses not to exceed $11,000 per month.

     The Company entered into an employment and consulting agreement with its then President effective January 1, 2003. The agreement was amended on January 1, 2006. The employment term of the agreement expired June 30, 2006 and is followed by a consulting period which ends December 31, 2008. During the employment term compensation was based on an annual salary of $240,000. In addition the President received options to purchase 100,000 shares of the Company's common stock at $0.50 per share which vested ratably over a period of 26 months and an additional option to purchase 100,000 shares of the Company's common stock at market price on the date of grant which vest on an equal monthly basis over a period of 36 months. During the consulting term of the agreement compensation is $12,000 per month and duties during the consulting term include consultation with senior executives concerning the Company's respective businesses and operations.

     The Company entered into an employment services agreement with the Chief Operating Officer on August 1, 2006. The term of the agreement is for two years and provides for compensation of $150,000 in the first year of the agreement and $162,000 in the second year of the agreement. In addition, the Chief Operating Officer was granted options to purchase 120,000 restricted common shares at the exercise price of $0.25 per share. The options vest at the rate of 5,000 per month over the term of the agreement.

     The Company entered into an employment services agreement with the Chief Financial Officer on August 1, 2006. The term of the agreement is for two years and provides for compensation of $141,000 in the first year of the agreement and $153,000 in the second year of the agreement. In addition, the Chief Financial Officer was granted options to purchase 120,000 restricted common shares at the exercise price of $0.25 per share. The options vest at the rate of 5,000 per month over the term of the agreement.

     The Company entered into an employment services agreement with the Chief Technology Officer on August 1, 2006. The term of the agreement is for two years and provides for compensation of $162,000 in the first year of the agreement and $174,000 in the second year of the agreement. In addition, the Chief Technology Officer was granted options to purchase 120,000 restricted common shares at the exercise price of $0.25 per share. The options vest at the rate of 5,000 per month over the term of the agreement.

     The Company entered into an employment services agreement with the Executive Vice President of Sales and Marketing on August 1, 2006. The term of the agreement is for two years and provides for base compensation of $144,996 per year for each year of the agreement plus $2,500 per month payable in common stock of the Company. In addition the agreement provides for commissions from 3% to 5% of the net revenue received on certain accounts. The Executive Vice President of Sales and Marketing was previously granted options to purchase 175,000 restricted common shares at the exercise price of $0.65 per share. The options vest at the rate 20% at the grant date and the balance in equal monthly amounts over the three years from September 1, 2005.


Item 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 30, 2007 of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

                               Common Stock          Rights to Acquire                        Total Beneficially
                               Beneficially  Beneficial Ownership Through Exercise              Owned as % of
Name of Beneficial Owner (1)      Owned      of Options and Warrants Within 60 Days          Outstanding Shares (2)
----------------------------------------------------------------------------------------------------------------------
Metropolitan Venture
   Partners II, L.P.              83,847                 2,188,810                                 30.5%
Tall Oaks Group, LLC             222,187                 1,084,219                                 20.6%
Sigma Opportunity Fund, LLP       --                       650,000                                 11.0%
James Cannavino                  641,286                 1,237,950                                 28.9%

Bernard Puckett                   53,359                   100,813                                  2.9%
Dennis Murray                    172,042                    72,100                                  4.6%
Carla Steckline (3)              109,862                    66,743                                  3.3%
Michael Levin                      2,000                        --                                     *
Robert Carberry                  232,210                   457,500                                 12.1%
Arnold Leap                      100,394                   201,000                                  5.5%
Matthew Oakes                     59,356                   210,000                                  4.9%
Michael Beecher                   36,590                   110,000                                  2.7%
Christopher Cauley                49,944                   103,000                                  2.9%
All Officers and Directors
as a Group (9 persons)         1,224,833                 2,101,606                                 45.2%

-------
* = Less than 1%

Footnotes
---------
     (1) The address of the holder is 80 Orville Drive, Suite 200, Bohemia, New York 11716, except for Metropolitan Venture Partners II, L.P. and Tall Oaks Group, LLC which is 432 Park Avenue South, 12th Floor, New York, NY 10010 and Sigma Opportunity Fund, LLC which is 800 Third Avenue, New York, NY 10022.
     (2) Based upon 5,253,384 common shares outstanding as of March 30, 2007, plus outstanding options and warrants exercisable within 60 days and Series A Stock convertible into common shares owned by above named parties.
     (3) Mrs. Steckline resigned as a director on March 12, 2007 for personal reasons

Item  12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
--------------------------------------------------------------------------------
INDEPENDENCE
------------

Director Independence
---------------------

     The Board has standing Audit and Compensation Committees. The Board has affirmatively determined that each director who serves on these committees is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. During the years ended December 31, 2006 and 2005, the Audit and Compensation Committees consisted of Dr. Dennis J. Murray (Chairman - Audit Committee), Carla J. Steckline and Bernard Puckett (Chairman - Compensation Committee).

Related Party Transactions
--------------------------

     Metropolitan Venture Partners Corp. ("Metropolitan") provides financial advisory services to us. Metropolitan is the managing general partner of MetVP. The Company incurred $10,000 and $20,000 during the years ended December 31, 2006 and 2005, respectively for these services. Additionally, in 2006, MetVP was granted 41,683 common shares for $10,000 of interest on its investment in the Senior Subordinated Secured Notes.

     The Company has a consulting agreement with DCL Consulting whereby DCL provides quality assurance testing for the Company. In 2006 and 2005 the Company incurred $26,000 and $23,000, respectively for these services. The spouse of an officer of the Company is the owner and principal employee of DCL.

     The Company receives advisory services from Tall Oaks and Lawrence Hite. Tall Oaks is an affiliate of Metropolitan and Lawrence Hite is the principal owner of Tall Oaks. In 2006 and 2005 the Company incurred costs of $9,000 and $18,000, respectively for such services. In 2006, Tall Oaks was issued 144,000 shares in lieu of cash for his fees earned through June 30, 2006. The fair value of the shares approximated the liability.

     During the year ended December 31, 2006, we terminated and settled the consulting agreement with Mountain Meadow Farm and its associates, including SJ Associates (collectively "Mountain Meadow"). As part of the settlement the

Company agreed to issue Mountain Meadow 90,638 restricted common shares valued at $34,000 and to pay for the costs of medical, life and certain other insurance through December 31, 2013 with the cost for such insurance not to exceed $200,000 in the aggregate or $50,000 in any 12 month period. At December 31, 2006, the Company has recorded a liability of $138,000 representing the estimated present value of this obligation. Mountain Meadow and its principal employee are shareholders of the Company.

Item 13.  EXHIBITS
          --------

3.1 (a) Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)
     (b) Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)
     (c) Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)
     (d) Certificate of Amendment (Authorizing Increase in Shares of Common Stock) (Incorporated by reference to Exhibit 3 (i) (d) to Form 10-K for the year ended 1995).
     (e) Certificate of Amendment (Authorizing one for ten reverse-stock split as of March 30, 1998). (1)
     (f) Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed October 3, 2002 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 25, 2002).
     (g) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed December 20, 2002 (Incorporated by reference to Exhibit 3.2 of Company's Current Report on Form 8-K dated December 24, 2002).
     (h) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed January 2, 2003 (Incorporated by reference to Exhibit 3.3 of Company's Current Report on Form 8-K dated January 2, 2003).
     (i) Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock filed December 10, 2003 (Incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-KSB filed April 14, 2004).
     (j) Certificate of Designation, Preferences and Rights of Series C redeemable Preferred Stock filed December 16, 2003 (Incorporated by reference to Exhibit 3(j) of the Company's Annual Report on Form 10-KSB filed April 14, 2004).
     (k) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Preferred Stock filed March 29, 2005.
3.2 By-Laws. (Incorporated by reference to Exhibit 3(d) to the Company's Form S-1Registration Statement).(1)

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

23(a) Consent of Marcum & Kliegman, LLP.

31.0 Certification of Officers

32.0 Certificate  Pursuant to 18 U.S.C.  Section  1350,  as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

----------

(1) Filed with Form S-1, Registration Statement of the Company Reg. No 3-47322 and are incorporated herein by reference.
(2) Incorporated by reference to the Company's Annual Report on Form-10K filed April 15, 2003.
(3) Incorporated by reference to the Company's Annual Report on Form-10K filed April 14, 2004.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The following is a summary of the aggregate fees for professional services rendered to us by Marcum & Kliegman, LLP, our independent auditors, for the fiscal years ended December 31, 2006 and 2005:

  Description                           2006                   2005
  -----------                           ----                   ----
Audit Fees(1)                         $ 227,000              $ 175,000
Audit-Related Fees (2)                    1,000                 27,400
Tax Fees    (3)                          25,000                 44,000
                                      ---------              ---------

Total Fees                            $ 253,000              $ 246,400
                                      =========              =========

     Our Audit Committee has determined that the provision of services by Marcum & Kliegman LLP other than for audit related services is compatible with
maintaining   the   independence   of  Marcum  &  Kliegman  as  our  independent
accountants.

------------------------

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005.

(2) Audit related fees consist of fees billed for professional services in conjunction with proposed accounting treatment of complex transactions.

(3) Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning, including fees related to the preparation of federal and state income tax returns.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April 2007.


                                 DIRECT INSITE CORP.

                             By: /s/ James A. Cannavino
                                 ----------------------
                                 James A. Cannavino, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2007 by the following persons in the capacities indicated:


/s/ James A Cannavino             Chairman of the Board
----------------------            Chief Executive Officer
James A. Cannavino


/s/ Michael J. Beecher            Chief Financial Officer
----------------------
Michael J. Beecher


/s/ Bernard Puckett               Director
----------------------
Bernard Puckett


/s/ Dennis J.  Murray             Director
---------------------
Dennis J. Murray


                                  Director
---------------------
Michael Levin
                                       38

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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-9 - F-31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Audit Committee of the
Board of Directors and Shareholders of
Direct Insite Corp. and Subsidiaries
Bohemia, New York


We have audited the accompanying consolidated balance sheets of Direct Insite Corp. and Subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles (United States).

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, NY
March 30, 2007

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                           December 31, 2006 and 2005
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                                                         2006              2005
                                                                                  ---------------- -----------------
CURRENT ASSETS
--------------
 Cash and cash equivalents                                                           $       295      $       364
 Accounts receivable, net of allowance for doubtful accounts of
  $0 in 2006 and 2005                                                                      1,999            1,858
 Prepaid expenses and other current assets                                                   139              195
                                                                                       ---------        ---------


       Total Current Assets                                                                2,433            2,417


PROPERTY AND EQUIPMENT, Net                                                                  450              446


OTHER ASSETS                                                                                 280              318
                                                                                       ---------        ---------




       TOTAL ASSETS                                                                       $3,163           $3,181
                                                                                       =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                           December 31, 2006 and 2005
--------------------------------------------------------------------------------

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

                                                                                             2006            2005
                                                                                       --------------- ---------------
CURRENT LIABILITIES
-------------------
 Lines of credit                                                                         $      586      $      620
 Current portion of capital lease obligations                                                    58              99
 Current portion of notes payable, net of discount of $0 and $375 at December 31,
   2006 and 2005, respectively                                                                   53             375
 Warrant liability                                                                              602             459
 Short-term revolving loans                                                                     481             695
 Accounts payable and accrued expenses                                                        2,028           1,962
 Deferred revenue                                                                               564             796
 Dividends payable                                                                            2,489           1,775
 Liabilities from discontinued operations                                                        37              61
                                                                                        -----------     -----------

       Total Current Liabilities                                                              6,898           6,842

OTHER LIABILITIES
-----------------
 Capital lease obligations, net of current portion                                               34              73
 Notes payable, net of current portion                                                          130               0
                                                                                       ------------    ------------

       TOTAL LIABILITIES                                                                      7,062           6,915
                                                                                        -----------     -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------
SHAREHOLDERS' DEFICIENCY
------------------------
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
      Series A Convertible Preferred, 134,680 issued
      and outstanding in 2006 and 2005; liquidation preference of $2,750,000;
      Series B Redeemable Preferred, 974 issued and outstanding in
      2006 and 2005; liquidation preference of $974,075;                                         --              --
      Series C Redeemable Preferred, 2,000 issued and
      outstanding in 2006 and 2005; liquidation preference of $2,000,000;                        --              --
      Series D Redeemable Preferred, 100 shares issued and outstanding in 2006
     and 2005,liquidation preference of $100,000;                                                --              --

 Common stock, $.0001 par value; 50,000,000 shares authorized; 5,293,311 and
  4,972,955 shares issued in 2006 and 2005, respectively; and 5,253,384 and
  4,933,028
  shares outstanding in 2006 and 2005, respectively                                              --              --
 Additional paid-in capital                                                                 113,185         113,039
 Deferred stock based compensation                                                               --            (134)
 Accumulated deficit                                                                       (116,756)       (116,311)
                                                                                           ---------       ---------


                                                                                             (3,571)         (3,406)
 Common stock in treasury, at cost; 24,371 shares in 2006
  and 2005                                                                                     (328)           (328)
                                                                                         -----------     -----------

       TOTAL SHAREHOLDERS' DEFICIENCY                                                        (3,899)         (3,734)
                                                                                          ----------      ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                    $    3,163      $    3,181
                                                                                         ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                 For the Years Ended December 31, 2006 and 2005
--------------------------------------------------------------------------------

                                                                                           2006           2005
                                                                                      -------------- -------------
REVENUES                                                                              $      8,889   $      8,870
--------                                                                              -------------- -------------

COSTS AND EXPENSES
------------------
 Operations, research and development                                                        3,478          4,024
 Sales and marketing                                                                         1,393          1,984
 General and administrative                                                                  2,581          3,002
 Amortization and depreciation                                                                 321            410
                                                                                      -------------- -------------

       TOTAL OPERATING EXPENSES                                                              7,773          9,420
                                                                                      -------------- -------------


       OPERATING INCOME (LOSS)                                                               1,116           (550)
                                                                                      -------------- -------------

OTHER EXPENSE (INCOME)
----------------------
Change in fair value of warrant                                                                143           (105)
Interest expense, net                                                                          607            527
Other expense, net                                                                              94             --
                                                                                      -------------- -------------


         TOTAL OTHER EXPENSE                                                                   844            422
                                                                                      -------------- -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                                272           (972)
-----------------------------------------------


PROVISION  FOR INCOME TAXES                                                                      0              2
---------------------------                                                           -------------- -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                       272           (974)
-----------------------------------------


LOSS FROM DISCONTINUED OPERATIONS                                                               (3)           (17)
---------------------------------                                                     -------------- -------------

NET INCOME (LOSS)                                                                              269           (991)
-----------------


PREFERRED STOCK DIVIDENDS                                                                     (714)          (677)
-------------------------                                                             -------------- -------------

NET LOSS ATTRIBUTABLE TO COMMON
-------------------------------
 SHAREHOLDERS                                                                            $    (445)   $    (1,668)
 ------------                                                                         ============== =============

BASIC AND DILUTED LOSS PER SHARE:
--------------------------------
   Loss from continuing operations attributable to common  shareholders                    $ (0.09)        $(0.36)
   Income from discontinued operations                                                        0.00           0.00
                                                                                      -------------- -------------
   Net loss attributable to common shareholders                                            $ (0.09)        $(0.36)
                                                                                      ============== =============
BASIC AND DILUTED WEIGHTED AVERAGE
----------------------------------
 COMMON SHARES OUSTANDING                                                                    5,000          4,684
 ------------------------                                                             ============== =============

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

          For the Years Ended December 31, 2006 and 2005 (in thousands)
--------------------------------------------------------------------------------

                                       Preferred Stock
                       -----------------------------------------------                       Deferred
                                                                                  Additional  Stock    Accum-
                                                                                    Paid-in   Based    ulated  Treasury
             Series A     Series B       Series C    Series D      Common stock     Capital   Compen-  Deficit   Stock      Total
                                                                                              sation
          Shares Amount Shares Amount Shares  Amount Shares Amount Shares Amount     Amount   Amount
          --------------------------------------------------------------------------------------------------------------------------
BALANCE -
 January
 1, 2005    135  $ --       1   $ --       2   $ --     --     $ --  4,507    $  --   $112,484  $ (50) $(114,643)  $(328)  $(2,537)

 Common
 stock
 and
 options
 issued
 for
 services    --    --      --    --       --     --     --       --   426        --        371    (29)        --      --       342

 Warrants
 issued in
 connection
 with
 guarantee
 of line of
 credit                                                                                    142   (142)                          --

 Stock based
 compensation
   expense                                                                                          87                           87

 Reduction of
 fees in
 connection
 with        --    --      --    --       --     --     --       --    --        --         42     --         --       --       42
 Series C
 Preferred
 stock

 Dividends
 declared,
 preferred   --    --      --    --       --     --     --       --    --        --         --     --       (677)             (677)
 stock


 Net loss    --    --      --    --       --     --     --       --    --        --         --     --       (991)             (991)
           ----   ---    ----- ------    ----  ------- ----     ----- -----  --------     ------ ----     ------   -----   ------


BALANCE -
December
31, 2005
            135 $ --        1  $  --       2    $ --     --      $ -- 4,933    $ --   $ 113,039 $(134) $(116,311) $(328) $(3,734)
           ====   ===    ===== =====     ====  ======= ====     ===== =====  ========  ======== ======  ======== =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

          For the Years Ended December 31, 2006 and 2005 (in thousands)
--------------------------------------------------------------------------------

                                       Preferred Stock
                       -----------------------------------------------                       Deferred
                                                                                  Additional  Stock    Accum-
                                                                                    Paid-in   Based    ulated  Treasury
             Series A     Series B       Series C    Series D      Common stock     Capital   Compen-  Deficit   Stock      Total
                                                                                              sation
          Shares Amount Shares Amount Shares  Amount Shares Amount Shares Amount     Amount   Amount
          --------------------------------------------------------------------------------------------------------------------------
BALANCE -
 December
 31, 2005   135  $ --       1   $ --       2   $ --     --     $ --  4,933 $  --   $113,039  $(134)  $(114,311)  $(328)  $(3,734)

Reclassifi-
cation
on adoption
of FAS 123 (R)                                                                         (134)   134                            --

Common stock
and options
issued for
services     --   --       --     --      --     --     --       --    320    --        117                 --      --       117

Stock based
compensation
expense                                                                                 163                                  163

Dividends
declared,
preferred   --    --       --     --      --     --     --       --     --    --         --     --        (714)     --      (714)
stock

Net income  --    --       --     --      --     --     --       --     --    --         --     --         269      --       269
           ----   ---    ----- ------    ----  ------- ----    ----- -----  ------- --------   -----  --------  ------   -------
BALANCE -
December
31, 2006    135 $ --        1  $  --      2   $  --     --     $ --  5,253  $  -   $113,185  $  --   $(116,756) $ (328) $ (3,899)
           ====   ===    ===== ======    ====  ======= ====    ===== =====  ======= ========  ======  ========  =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

                                                                                              2006              2005
                                                                                     ----------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Income (loss) from continuing operations                                                      $ 272            $ (974)
 Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
   Amortization and depreciation:
     Property and equipment                                                                      319               408
     Other                                                                                         2                 2
     Discount on debt                                                                            375               189
    Common stock and options issued for services                                                   0               342
    Stock based compensation                                                                     163                87
    Change in fair value of warrants                                                             143              (105)

  Changes in operating assets and liabilities:
    Accounts receivable                                                                         (141)               13
    Prepaid expenses and other current assets                                                     88                67
    Other assets                                                                                   2               (35)
    Accounts payable and accrued expenses                                                        185               (76)
    Deferred revenue                                                                            (232)              173
                                                                                       --------------     ------------


       Net cash provided by continuing operations                                               1,176               91
                                                                                     ----------------    -------------


  Loss from discontinued operations                                                               (3)              (17)
  Change in:
    Assets and liabilities from discontinued operations                                          (24)              (51)
                                                                                        -------------     -------------


       Net cash used in discontinued operations                                                  (27)              (68)
                                                                                        ------------      ------------


       NET CASH PROVIDED BY  OPERATING ACTIVITIES                                       $      1,149         $      23

                                                                                        ------------         ---------
The accompanying notes are an integral part of these consolidated financial statements.


                      DIRECT INSITE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (in thousands)

                 For the Years Ended December 31, 2006 and 2005

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          2006              2005
                                                                                   ----------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Expenditures for property and equipment                                                $     (97)       $     (223)
                                                                                        ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 (Repayment of) advances from short-term revolving loans, net                                (214)             (317)
 (Repayment of) Proceeds from long-term debt                                                 (768)              750
 Repayments of lines of credit                                                                (34)              (48)
 Repayments of capital lease obligations                                                     (105)             (127)
                                                                                       -----------       -----------


       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                 (1,121)              258
                                                                                       -----------       ----------



       NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                  (69)               58


CASH AND CASH EQUIVALENTS - Beginning                                                         364               306
-------------------------                                                              ----------        ----------


CASH AND CASH EQUIVALENTS - Ending                                                     $      295        $      364
-------------------------                                                              ==========        ==========

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

A complete Internet Customer Care tool set integrated with the EIP&P product set is also available. In 2006, the Company operated fully redundant data centers located at its main office in Bohemia, N.Y. and in an IBM co-location facility in Newark, NJ. In 2007 the Company relocated its data center previously in Newark, to a co-location facility in Hauppauge, New York.

Management's  liquidity  plans are  discussed in Note 13. Also,  as described in
Note 16, the Company has two major customers that accounted for approximately 98% and 96% of the Company's revenue for the years ended December 31, 2006 and 2005, respectively. Loss of these customers would have a material adverse effect on the Company.

NOTE 2 - Significant Accounting Policies
         -------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Direct Insite Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

The Company records revenue in accordance with Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction-Type and Certain Production Type Contracts", issued by the American Institute of Certified Public Accountants and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, the Company enters into arrangements whereby the Company is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, in accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", the Company allocates the total revenue to be earned among the various elements based on their relative fair values. The Company recognizes revenue related to the delivered products or services only if:

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

ASP Services
------------

The Company provides transactional data processing services through our ASP software solutions to its customers. The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes. Revenue is recognized as the services are performed.

Custom Engineering Services
---------------------------

The Company performs custom engineering services which are single contractual agreements involving modification or customization of the our proprietary ASP software solution. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized at the lesser of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of SOP 81-1.

Cost of Revenue
---------------

Cost of revenue in the consolidated statements of operations is presented along with research and development costs and exclusive of amortization and depreciation which is shown separately. Custom Service Engineering costs related to uncompleted milestones are deferred and included in other current assets, when applicable. For the years ended December 31, 2006 and 2005, research and development expenses were approximately $2,381,000, and $2,668,000, respectively.

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

Software Costs
--------------

Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at their estimated fair value. Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. Amortization of software costs begins when products become available for general customer release. Costs incurred prior to establishment of technological feasibility are expensed as incurred and are included in
"operations, research and development". No software development costs were capitalized in 2006 and 2005.

Impairment of Long-Lived Assets
-------------------------------

Statement of Financial Accounting Standards ("SFAS"), No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2006 and 2005, respectively.

Income Taxes
------------

The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company currently has significant deferred tax assets. SFAS No. 109, "Accounting for Income Taxes"("FAS 109"), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, and after considering changes in previously existing positive evidence, the Company recorded a full valuation allowance. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests its ability to utilize such assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.

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

Securities that could potentially dilute basic earnings per share ("EPS") in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (shares are in thousands):

     Potential Common Shares                                     December 31,
                                                      --------------------------------
                                                            2006             2005
                                                            ----             ----
                                                      ---------------- ---------------
     Options to purchase common stock                        4,605         4,854
     Warrants to purchase common stock                       3,332         3,332
     Series A Convertible Preferred Stock                    1,347         1,347
                                                             -----         -----

     Total Potential Common Shares as of December 31,        9,284         9,533
                                                             =====         =====

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all investments with original maturities of three months or less to be cash equivalents (amounts of which may, at times, exceed Federal Deposit Insurance Corporation ("FDIC") limits on insurable amounts). The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2006 and 2005. The Company mitigates its risk by investing in or through major financial institutions.

Allowance For Doubtful Accounts
-------------------------------

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At December 31, 2006 and 2005, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Advertising and Promotional Costs
---------------------------------

Advertising and promotional costs are reported in "Sales and marketing" expense in the consolidated statements of operations and are expensed as incurred. Advertising and promotional costs for the years ended December 31, 2006 and 2005 were $0 and $41,000, respectively.

Concentrations and Fair Value of Financial Instruments
------------------------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At December 31, 2006, the Company has cash and cash equivalents at one bank which exceed FDIC limits. Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 16. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

Use of Estimates
----------------

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Disclosures that are particularly sensitive to estimation include revenue recognition, fair value of derivative warrants, stock based compensation, valuation allowance on deferred tax assets, and management's plans, as disclosed in Note 13. Actual results could differ from those estimates.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

New Accounting Pronouncements
-----------------------------

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its consolidated results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effect that adopting this statement will have on the Company's consolidated financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements and has not yet determined such effects.

In June 2006, the EITF reached a consensus on Issue No. 06-3 ("EITF 06-3"), " Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions ." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. We do not expect the adoption of EITF 06-3 to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its future consolidated results of operations and financial condition and has not yet determined such effects.

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

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In  November  2006,  the EITF  reached  a final  consensus  in EITF  Issue  06-6
"Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments" ("EITF 06-6"). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , "Debtor's Accounting for a Modification or Exchange of Debt Instruments,". The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. We do not expect the adoption of EITF 06-6 to have a material impact on our consolidated financial position, results of operations or cash flows. In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the
Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("EITF 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

Stock Options and Similar Equity Instruments
--------------------------------------------

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No, 123(Revised 2004), "Share-Based Payment", ("SFAS 123(R)"), using the modified-prospective-transition method to account for stock based compensation. Non-employee stock based compensation is accounted for using the provisions of EITF 96-18. As a result, for the year ended December 31, 2006, the Company recorded $163,000 in stock based compensation expense for the fair value of stock based compensation of which $83,000 ($0.02 per share) related to stock options granted to employees, $9,000 related to restricted stock grants, and

DIRECT
                         INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued

$71,000 related to warrants issued in exchange for services. At December 31, 2006, there was $136,000 of total unrecognized stock based compensation costs which is expected to be recognized over a weighted average period of 1.1 years.

Prior to January 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by SFAS 123. The Company did not recognize stock-based compensation cost in its statements of operations for periods prior to January 1, 2006 as options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. However, compensation expense was recognized under APB No. 25 for certain options granted to an employee and certain non employees of the Company based upon the intrinsic value (the difference between the exercise price at the date of the grant and the deemed fair value of the common stock).

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

                                                                                  2005
                                                                           ----------------
     Net loss attributable to common shareholders
      As reported                                                               $(1,668)
      Add:  Stock-based employee compensation expense included in
       reported net loss                                                              7
      Less:  Stock-based employee compensation expense determined
       under fair value-based method for all awards                              (1,000)
                                                                                ----------

      Pro forma                                                                 $(2,661)
                                                                                =======
     Basic and diluted net loss per share
      As reported                                                                $(0.36)
                                                                                 ======
      Pro forma                                                                  $(0.57)
                                                                                 ======

The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 71.4% to 72.6% in 2005, (2) dividend rate of 0%,(3) risk-free interest rates ranging from 4.00% to 4.50% in 2005 and (4) expected lives of 4.50 years in 2005.

NOTE 3 - Discontinued Operations
         -----------------------

Platinum Communications, Inc.
-----------------------------

In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the results of operations and the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. The income is reflected as income from discontinued operations in the accompanying condensed consolidated statements of operations. The following table reflects the results of the discontinued operations of Platinum for the years ended December 31, 2006 and 2005, respectively:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Discontinued Operations, continued

                                                                                       2006              2005
                                                                                  ----------------------------------
                                                                                             (In thousands)

         Other (expense) income  - net                                                  $      0        $      (9)

         Costs associated with shut-down of operations:
           Interest expense, net                                                              (3)              (8)
                                                                                        ----------      ----------

              Total income and (costs and expenses)                                           (3)             (17)
                                                                                        ----------      ----------

              Income (loss) from discontinued operations                                 $    (3)        $    (17)
                                                                                         =========      ==========

For the year ended December 31, 2006 the Company recognized losses from the discontinued operations of $3,000 principally for interest expense on certain lines of credit.

Platinum has two lines of credit, which were assumed in connection with the Platinum acquisition. These lines have various expiration dates. One line has no expiration date and bears an interest rate of prime plus 1%, (9.25% at December 31, 2006), is collateralized by substantially all the assets of Platinum, and is personally guaranteed by one of the former officers of Platinum. The second line contains no expiration date and bears an interest rate of 20.24%. The total obligation under these lines of credit as of December 31, 2006 and 2005 is $23,000 and $41,000, respectively.

The following table reflects the assets and liabilities from the discontinued operations of Platinum as of December 31, 2006 and 2005:

                                                                                         December 31,
                                                                                   2006              2005
                                                                              ---------------- -----------------
                                                                                      (In thousands)
                                        LIABILITIES
                                        -----------
         Accounts payable and accrued expenses                                    $  14            $  20
         Current portion of long-term debt                                           23               41
                                                                                  ------           ------

         Total Current Liabilities From Discontinued Operations                   $  37            $  61
                                                                                  =====            =====

NOTE 4 - Accounts Receivable and Short-term Revolving Loans
         --------------------------------------------------

The Company has an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1 1/2% per month, is paid to the Company once the customer has paid. Under the Agreement, the maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The primary term of the agreement was for one year beginning October 2001, and continues until due notice of termination is given at any time by either party to the agreement. At December 31, 2006 and 2005, the Company had assigned approximately $290,000 and $869,000,

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Accounts Receivable and Short-term Revolving Loans, continued
         -------------------------------------------------------------

respectively, of accounts receivable to the Bank and received advances of $232,000 and $695,000, respectively, from the Bank.

In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company may assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a Director of the Company, are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At December 31, 2006 the Company had outstanding advances from the Rec Fund of $249,000. The Company had no outstanding advances from the Rec Fund at December 31, 2005.

NOTE 5 - Prepaid Expenses and Other Current Assets
         -----------------------------------------

Prepaid expenses and other current assets consist of the following:

                                                               December 31,
                                                          2006            2005
                                                       -------------------------
                                                              (In thousands)
       Prepaid expenses                                 $  118           $  174
       Employee notes and loans receivable                  21               21
                                                       --------         --------

                                                        $  139           $  195
                                                       ========         ========

NOTE 6 - Property and Equipment
         ----------------------

Property and equipment consist of the following:

                                                                     December 31,            Useful life
                                                                 2006            2005          in Years
                                                             ------------------------------ --------------
                                                                      (in thousands)
       Computer equipment and purchased software                $ 6,655        $ 6,332             3
       Furniture and fixtures                                       455            455             5 - 7
       Automobile                                                    44             44             3
                                                               ---------      ---------
                                                                  7,154          6,831
       Less: accumulated deprecation and amortization            (6,704)        (6,385)
                                                               ---------      ---------

             Property and Equipment, Net                        $   450       $    446
                                                               =========      =========

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2006 and 2005 was $319,000 and $408,000, respectively, which includes amortization of equipment under capital leases. The costs and net book value of equipment under capital is stated in Note 8.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Accounts Payable and Accrued Expenses
         -------------------------------------

Accounts payable and accrued expenses consist of the following:

                                                          December 31,
                                                      2006             2005
                                                  ------------------------------
                                                          (in thousands)

       Trade accounts payable                       $  462            $  515
       Sales taxes payable                             539               539
       Accrued payroll and benefits                     94               253
       Other accrued expenses                          933               655
                                                    -------           -------
                                                    $2,028            $1,962
                                                    ======            ======

NOTE 8 - Debt

Lines of credit
---------------

On June 30, 2005, the Company obtained a new line of credit ("LoC") in the principal amount of $500,000 with JPMorgan Chase Bank evidenced by a Grid Demand Promissory Note (the "Credit Facility) replacing a prior credit facility dated June 27, 2003, under substantially similar terms, but extending the original Maturity Date to June 30, 2007. As a condition precedent to providing the Credit Facility, the JPMorgan Chase Bank required guarantees of the Company's obligations from Tall Oaks Group L.L.C. ("Tall Oaks") and Lawrence Hite (managing member of Tall Oaks) and a collateral agreement from Tall Oaks. In consideration of the issuance of such guarantee and delivery of the collateral agreement, on July 12, 2005, the Company issued and delivered to Tall Oaks warrants with an initial exercise price of $1.00 per share to purchase an aggregate of 500,000 shares of the common stock of Company.

The LoC permits two forms of draw downs; one based upon prime rate, the second based upon LIBOR. The Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of December 31, 2006 and 2005, the balance outstanding was $500,000 and the applied interest rate was 7.93% and 6.49%, respectively.

The Company obtained also had a second line of credit from Sterling National Bank ("Sterling") in the original amount of $250,000. The line is guaranteed by the Company's chairman, secured by the assets of the Company and carries an interest rate of 11.25%. Repayments are calculated monthly at 2.778% of the outstanding balance, plus finance charges, and continue until the line is fully paid. At December 31, 2006 and 2005, the Company had an outstanding balance of approximately $86,000 and $120,000, respectively, under the line of credit. On February 21, 2007 the balance of $81,000 under the line was paid in full and the LoC was terminated.

Capitalized lease obligations
-----------------------------

The Company has equipment under capital lease obligations and capital equipment notes expiring at various times through 2010. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Debt, continued
         ---------------

As of December 31, 2006 minimum future payments under these capital leases are:

                                                 Year Ending
                                   -----------------------------------------
                                                                           (in thousands)

                                                    2007                      $    66
                                                    2008                           34
                                                    2009                            2
                                                                              -------
                                        Total minimum lease payments              102

                                  Less: amounts representing interest             (10)
                                                                              -------

                                         Net minimum lease payments                92
                                  Current portion                                  58
                                                                              -------
                                  Long term portion                           $    34
                                                                              =======

The interest rates pertaining to these capital leases and notes range from 6.9% to 19.2%. The gross value and the net book value of the related assets is approximately $314,000 and $66,000 at December 31, 2006, respectively, and $261,000 and $159,000 at December 31, 2005, respectively.

Notes payable
-------------

At December 31, 2006, notes payable consist of $183,000 of borrowings for the purchase of equipment. These notes bear interest at rates ranging from 8.8% to 9.3% per year and mature through August 2010. The notes are collateralized by the equipment purchased. At December 31, 2005, notes payable consist of $750,000 of Senior Subordinated Secured Notes as described below less debt discount of $375,000.

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

Under the terms of the agreement, on September 1, 2005 the Company filed with the Securities and Exchange Commission a Registration Statement to register a number of common shares equal to the maximum number of shares that would be issuable to the Buyers in payment of interest on the notes through the maturity

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Debt, continued
         ---------------

date plus a number of common shares issuable upon exercise of the warrants. The Company is required to pay liquidating damages in the amount of 1% per month of the purchase price paid for the first two months and 2% for the remaining months to the buyers upon the occurrence of the following events:

     1.   Failure to file a registration statement by August 30, 2005

     2. Failure to have the registration statement declared effective by December 31, 2005

     3. Failure to maintain the effectiveness of the registration statement until the earlier of (a) March 29, 2008, (b) the date whereby all the securities may be sold pursuant to Rule 144 (c) the date on which the Buyers no longer hold the securities

     4. Failure to be listed on the OTC Bulletin Board, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or New York Stock Exchange

     5.   Failure to timely deliver warrant or interest shares.

During the year ended December 31, 2006, the Company paid $120,000 of liquidated damages and $43,000 of interest. The notes of $750,000 in principal were paid in full on October 10, 2006. At December 31, 2005 notes payable consisted of the note as described above of $750,000 less debt discount of $375,000. The Company had filed a registration statement for shares underlying the warrants issued in conjunction with these notes and this registration statement was declared effective on October 24, 2006.

Under the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" the Company was required to record the warrants issued as a derivative liability at fair value on the date of issuance. In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", at each reporting period this liability will be adjusted for changes in its fair value. The fair value of the warrants is determined using the Black Scholes valuation model. Actual period close common stock price ($0.81), applicable volatility rates (84.6%), remaining contractual life (5.25 years), and the period close risk free interest rate (4.7%) for the warrants expected remaining useful life are the key assumptions used in the valuation calculation. Period to period changes in fair value will be recorded as either an addition or charge to earnings. These additions or charges have no cash effect over the life of the instrument. The change in the fair value of the warrants for year ended December 31, 2006 and 2005 was $143,000 and ($105,000), respectively, and is included in other expense (income) in the condensed consolidated financial statement of operations.

The Company recorded a debt discount of $565,000 based on the residual value of the proceeds received and the fair value of the warrants. This discount was amortized over the life of the loan using the effective interest rate method. Amortization of $375,000 and $189,000 was recorded as interest expense during the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006 future principal payments under these notes are:

                                                 Year Ending
                             -----------------------------------------------
                                                                               (in thousands)
                                                    2007                          $   53
                                                    2008                              60
                                                    2009                              50
                                                    2010                              20
                                                                                  ----------
                                               Total payments                        183
                                  Current portion                                     53
                                                                                  ----------
                                  Long term portion                               $  130
                                                                                  ==========


                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Shareholders' Deficiency
         ------------------------

Preferred Stock
---------------

The Company has 2,000,000 authorized preferred shares of which 137,754 were issued and outstanding at December 31, 2006 and 2005, as follows:

Series A Convertible Preferred Stock
------------------------------------

The Company has issued 134,680 shares of Series A Convertible Preferred Stock ("Series A Preferred") to MetVP. Each share of Series A Preferred is convertible into 10 shares of common stock of the Company. Under the terms of the Series A Preferred the shares automatically convert to common shares under certain events with a final automatic conversion date of September 25, 2008. The holders of the Series A Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The Holders have certain demand and piggyback registrations rights for the Common Stock issuable upon conversion of the Series A Preferred. The payment of the first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. In May 2004, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on February 1, 2005 until February 1, 2006. In the event the Company elected to pay the dividend on February 1, 2006 the Holders would receive a premium of $129,000. Also, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on September 25, 2005 until February 1, 2006. As a result of this deferment, the Company agreed to pay a premium of $26,000. At December 31, 2006 and 2005, there were $1,345,000 and $1,075,000, respectively, of dividends accrued and unpaid for Series A Preferred Holders and remain unpaid as of March 23, 2007. Certain issues have arisen concerning the Company's obligation to accumulate and pay dividends on the Series A Preferred beyond September 25, 2005. The Company has and will continue to accrue dividends on the Series A Preferred until these issues are resolved.

Series B Redeemable Preferred Stock
-----------------------------------

The Company has issued 974 Series B Preferred shares at $1,000 per share in exchange of $974,000 of outstanding debt. The Company's Chairman and current Chief Executive Officer holds 266 shares, Markus & Associates (an affiliate of SJ, Note 11) holds 208 shares, and Tall Oaks holds 500 shares.

Each of the Preferred Stock - B shares is entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum. Additionally, the Preferred Stock - B shares were redeemable, at the sole option of the Company, on or after March 31, 2005 (or prior to March 31, 2005 with the consent of majority-in-interest holders of Preferred Stock - B shares). Upon redemption, the holders of the Preferred Stock - B shall be entitled to receive, for each share of Preferred Stock - B outstanding, an amount equal to the price per share plus accrued and unpaid dividends. As of December 31, 2006 and 2005, there were $532,000 and $331,000, respectively, in dividends payable to the Preferred Stock
- B holders.

Series C Redeemable Preferred Stock
-----------------------------------

The Company has issued 2,000 shares of its non-voting Series C Redeemable Preferred Stock ("Preferred Stock - C"). The holders of Preferred Stock - C are entitled to dividends at the rate of 9-1/2% per annum, payable quarterly in arrears beginning October 1, 2005. The Company has the option to redeem issued shares of Preferred Stock - C, in whole or in part, at any time, with the

                     DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Shareholders' Deficiency, continued
         -----------------------------------

redemption price equal to the purchase price plus accrued and unpaid dividends. For each share of Preferred Stock - C purchased, each investor received a Warrant to purchase the number of shares of the Company's common stock equal to the exchange ratio of $1,000 of price per share ("Price Per Share") divided by 123% of the closing price per share of the Company's common stock on the trading day immediately prior to the date of issuance of the Warrant. Certain officers, directors and affiliates hold 820 shares of the Preferred Stock - C. As of December 31, 2006 and 2005, 1,990,779 warrants are outstanding in connection with the issuances of Preferred Stock - C. The warrants expire in 2008 and 2009 and have exercise prices ranging from $0.86 to $2.13 per common share. The proceeds were used for working capital purposes. As of December 31, 2006 and 2005, there were $589,000 and $357,000, respectively, in dividends accrued for the Preferred Stock - C holders.

Series D Redeemable Preferred Stock
-----------------------------------

The Board of Directors authorized the issuance of up to 1,500 shares of Series D Redeemable Preferred Stock ("Series D Preferred") at $1,000 per share. The holders of Series D Preferred are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on April 1, 2006. The holders of Series D Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series A, B and C Preferred Stock. As of December 31, 2006 and 2005, 100 shares of Series D Preferred had been sold and the Company received proceeds of $100,000. The buyer was issued warrants to purchase 90,909 common shares at an exercise price of $2.03 per share in conjunction with the sale. At December 31, 2006 and 2005 there were $22,000 and $12,000, respectively, of dividends accrued and unpaid for Series D Preferred Holders.

Based on the advice of legal counsel, management believes the Company is precluded from paying dividends at this time pursuant to Delaware General Corporate Law.

Dividends included in net loss attributable to common shareholders for the years ended December 31, 2006 and 2005 were:

------------------------------------------- ----------------------------------------- -----------------------------------------
             Preferred Stock                                  2006                                      2005
             ---------------                                  ----                                      ----
------------------------------------------- ----------------------------------------- -----------------------------------------
Series A                                                    $271,000                                  $294,000
------------------------------------------- ----------------------------------------- -----------------------------------------
Series B                                                    $200,000                                  $174,000
------------------------------------------- ----------------------------------------- -----------------------------------------
Series C                                                    $232,000                                  $199,000
------------------------------------------- ----------------------------------------- -----------------------------------------
Series D                                                    $ 11,000                                  $ 10,000
                                                            --------                                  --------
------------------------------------------- ----------------------------------------- -----------------------------------------
Total                                                       $714,000                                  $677,000
                                                            ========                                  ========
------------------------------------------- ----------------------------------------- -----------------------------------------

Common Stock, Options and Warrants Issuances
--------------------------------------------

Year Ended December 31, 2006
---------------------------

During the year ended December 31, 2006 the Company issued 400,356 unregistered shares of common stock and 360,000 options to purchase common shares as follows:

     o 49,944 shares of common stock with a fair value of $22,000 to an employee as compensation;

     o 64,729 shares with a fair value of $24,000 as partial settlement of a consulting agreement;

     o 144,000 shares to Tall Oaks valued at $36,000 for payment in lieu of cash for consulting services;

     o 41,683 shares to MetVP valued at $10,000 for payment in lieu of cash for interest;

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Shareholders' Deficiency, continued
         -------------------------

     o 100,000 shares valued at $25,000 for payment in lieu of cash for legal fees;

     o 360,000 options to purchase common shares to certain officers of the Company.

The options issued have an exercise price of $0.25 per share (the trading price of the shares at the date of the grant) and have a fair value of $48,000. The valuation was determined using the Black-Scholes method. The key assumptions used were a volatility of 73.7%, dividend rate of 0%, a risk free interest rate of 4.9% and expected life of 3.25 years.

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

o In connection with the issuance of the Senior Subordinated Secured Notes (see Note 9) the Company issued 750,000 warrants to purchase common shares with an exercise price of $0.01 per share. The warrants have a fair value of $565,000 which was recorded as debt discount. The Company amortized $189,000 to interest expense for the year ended December 31, 2005.

o The Company issued 500,000 warrants with a fair value of $142,000 as compensation for the guarantee of a line of credit recorded as deferred stock based compensation (see Note 9). For the year ended December 31, 2005, the expense related to the guarantee was approximately $35,000.

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

o The Company issued 175,000 options to purchase common stock to an employee. The options vested 20% upon issuance and the balance vest ratably over 3 years and have an exercise price of $0.65 per share. The options had a fair value of approximately $71,000 at the date of grant. The Company also granted 25,000 shares of common stock which vest over two years. The stock had a fair value of $18,000 at the date of grant which was recorded as deferred stock based compensation and is being amortized to compensation expense over two years. For the year ended December 31, 2005 $3,000 was recorded as compensation expense.

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

The fair value of Company common stock options granted to employees are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility ranging from 71.4% to 72.6% in 2005, (2) dividend rate of 0%,(3) risk-free interest rates ranging from 4.00% to 4.50% in 2005 and (4) expected lives of 4.50 years in 2005.

Stock Option Plans
------------------

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At December 31, 2006, 5,720,000 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises.

In 2004, the Company's Board of Directors authorized and adopted the 2004 Stock / Stock Option Plan ("2004 Plan") whereby 1,200,000 shares of its common stock were reserved for issuance under the Plan. The 2004 Plan was approved by shareholders at the annual meeting on December 21, 2006. The 2004 Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or compensation committee but cannot be less than the fair market value of the common stock on the issuance date. As of December 31, 2006, there are 585,000 shares available to be issued pursuant to this plan.

In 2005, the Company authorized the 2005 Stock / Stock Option Plan whereby 1,100,000 shares of its common stock were reserved for issuance under the Plan. The 2005 Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or compensation committee but cannot be less than the fair market value of the common stock on the issuance date. As of December 31, 2006, there are 435,060 shares available to be issued pursuant to this plan. The plan must be approved by the Board of Directors.

The following is a summary of stock option activity for 2006 and 2005, relating to all of the Company's common stock plans (shares are in thousands):

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Shareholders' Deficiency, continued

                                                                  Weighted           Weighted Average           Aggregate
                                                                   Average               Remaining              Intrinsic
                                                 Shares           Exercise           Contractual Term             Value
                                             (in thousands)         Price                (in years)          (in thousands)
                                            ----------------- ------------------ ---------------------- ----------------------
     Outstanding at January 1, 2005                   4,645             $ 1.63

      Granted                                           830               0.63
      Exercised                                          --                --
      Forfeited                                        (621)              3.22
                                                -----------               ----

     Outstanding at December 31, 2005                 4,854               1.25               2.58               $  12
                                                                          ----               ----               -----

      Granted                                           360               0.25
      Exercised                                          --                --
      Forfeited                                        (610)              1.42
                                                -----------               ----

     Outstanding at December 31, 2006                 4,604              $1.15               2.1                 $398
                                                   ========              =====               ===                 ====
     Exercisable at December 31, 2006                 4,219              $1.22               1.9                 $225
                                                      =====              =====               ===                 ====

The following table summarizes stock option information as of December 31, 2006:

                               Options Outstanding
     ------------------------- ------------------------------ ----------------------- ---------------------------
                                                                 Weighted Average
                                    Number Outstanding        Remaining Contractual      Options Exercisable
         Exercise Prices              (in thousands)                   Life                 (in thousands)
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $0.25 to $0.75                                    1,850              3.64 years                       1,487
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $0.76 to $1.10                                      462               .29 years                         462
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $1.16 to $1.20                                      957              1.19 years                         958
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $1.60                                                30              2.58 years                          30
     ------------------------- ------------------------------ ----------------------- ---------------------------
     $1.75 to $2.19                                    1,305               .76 years                       1,282
                                                       -----                                               -----
     ------------------------- ------------------------------ ----------------------- ---------------------------
     Total                                             4,604              2.00 years                       4,219
                                                       =====                                               =====
     ------------------------- ------------------------------ ----------------------- ---------------------------

A total of 7,936,000 and 8,186,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 2006 and 2005, respectively.

A summary of the status of the Company's non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

------------------------------------------- ----------------------------------- ----------------------------------------------

            Non-vested Shares                          Shares (000)                Weighted-average Grant Date Fair Value
------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at January 1, 2006               211                                                            $0.65

------------------------------------------- ----------------------------------- ----------------------------------------------
Granted                                     360                                                            $0.13

------------------------------------------- ----------------------------------- ----------------------------------------------
Vested                                      186                                                            $0.50

------------------------------------------- ----------------------------------- ----------------------------------------------
Forfeited                                     0                                                            $  --
                                            --------------------------------------

------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at December 31, 2006             385                                                            $0.24
                                            ==================================

------------------------------------------- ----------------------------------- ----------------------------------------------

The total fair value of shares vested during the year ended December 31, 2006 was $92,000. The weighted average fair value of options granted during the years

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Shareholders' Deficiency, continued
         -----------------------

ended December 31, 2006 and 2005 were $0.13 and $0.63, respectively.

Warrants
--------

At December 31, 2006, the Company had warrants outstanding to purchase 3,331,688 shares of common stock. The warrants have exercise prices ranging from $0.01 to $2.28 and contracted lives from 5 to 7 years.

NOTE 10 - Income Taxes
          ------------

The following table summarizes components of the provision for current and deferred income taxes for the years ended December 31, 2006 and 2005:

                                                                                              December 31,
                                                                                         2006              2005
                                                                                   ---------------- -----------------
                                                                                             (in thousands)
       Current
         Federal                                                                     $         --     $         --
         State and other                                                                       --                2
                                                                                     ------------      -----------

             Total                                                                             --                2
                                                                                     ------------      -----------
       Deferred
         Federal                                                                               --               --
         State and other                                                                       --               --
                                                                                     ------------     ------------
             Total                                                                             --                2
                                                                                     ------------      -----------

                  Provision for Income Taxes                                          $        --       $        2
                                                                                      ===========       ==========

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2006 and 2005:

                                                                                               December 31,
                                                                                           2006            2005
                                                                                     ----------------- -------------
       U.S. Federal statutory tax rate                                                       34%              35%
       Permanent items                                                                         5              (4)
       Other                                                                                   0               0
       Increase in valuation allowance                                                       (39)             (31)
                                                                                     ----------------- -------------
                                                                                              0%               0%
                                                                                            ===               ===

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Income Taxes, continued
          -------------

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                                                               December 31,
                                                                                           2006             2005
                                                                                     ----------------- ----------------
                                                                                              (in thousands)
       Deferred tax assets
         Net operating loss carryforwards                                                  $ 28,514          $ 28,627
         Tax credit carryforward                                                                733               733
         Fixed and intangible assets                                                             62                93
         Deferred revenue                                                                       225               335
         Value of stock options                                                                  28                 0
         Unrealized loss on securities                                                          549               577
         Accruals                                                                               341               240
                                                                                         ----------        ----------
                                                                                             30,452            30,605
       Valuation allowance                                                                  (30,452)          (30,605)
                                                                                           --------          --------

             Deferred tax assets                                                        $         0       $         0
                                                                                        ===========       ===========

At December 31, 2006, the Company has federal and state net operating loss carryforwards ("NOLs") remaining of approximately $78 million and $33 million, respectively, which may be available to reduce taxable income, if any. These NOLs expire through 2025. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. During 2006, the Company performed a preliminary evaluation as to whether a change in control had taken place. Management believes that there has been no change in control as such applies to Section 382. However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs.

NOTE 11 - Related Party and Other Transactions
          ------------------------------------

     o Metropolitan Venture Partners Corp. ("Metropolitan") provides financial advisory services to the Company. Metropolitan is the managing general partner of MetVP. The Company incurred $10,000 and $20,000 during the years ended December 31, 2006 and 2005, respectively for these services. . Additionally, in 2006, MetVP was granted 41,683 common shares for $10,000 of interest on its investment in the Senior Subordinated Secured Notes.

     o The Company has a consulting agreement with DCL Consulting whereby DCL provides quality assurance testing for the Company. In 2006 and 2005 the Company incurred $26,000 and $23,000, respectively for these services. The spouse of an officer of the Company is owner and principal employee of DCL.

     o The Company receives advisory services from Tall Oaks and Lawrence Hite. Tall Oaks is an affiliate of Metropolitan and Lawrence Hite is the principal owner of Tall Oaks. In 2006 and 2005 the Company incurred costs of $9,000 and $18,000, respectively for such services. In 2006, Tall Oaks was issued 144,000 shares in lieu of cash for his fees earned through June 30, 2006. The fair value of the shares approximated the liability.

     o During the year ended December 31, 2006, the Company terminated and settled the consulting agreement with Mountain Meadow Farm and its

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Related Party and Other Transactions, continued
          ------------------------------------

          associates, including SJ Associates (collectively "Mountain Meadow"). As part of the settlement the Company agreed to issue Mountain Meadow 90,638 restricted common shares valued at $34,000 and to pay for the costs of medical, life and certain other insurance through December 31, 2013 with the cost for such insurance not to exceed $200,000 in the aggregate or $50,000 in any 12 month period. At December 31, 2006, the Company has recorded a liability of $138,000 representing the estimated present value of this obligation. Mountain Meadow and its principal employee are shareholders of the Company.

NOTE 12 - Commitments and Contingencies
          -----------------------------

Operating Leases
----------------

Operating leases are primarily for office space, co-location, equipment and automobiles. At December 31, 2006, the future minimum lease payments under operating leases are summarized as follows:

                                      Year Ending
                                      December 31,               Amount
                             ------------------------------ ----------------
                                                            (in thousands)
                                         2007                    238
                                         2008                    117
                                                                ----
                                         Total                  $355
                                                                ====

Rent expense approximated $567,000 and $802,000 for the years ended December 31, 2006 and 2005, respectively.

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

The Company entered into an employment and consulting agreement with its President effective January 1, 2003. The agreement was amended on January 1, 2006. The employment term of the agreement expired June 30, 2006 and is followed by a consulting period which ends December 31, 2008. During the employment term compensation was based on an annual salary of $240,000. In addition the President received options to purchase 100,000 shares of the Company's common stock at $0.50 per share which vest ratably over a period of 26 months and an additional option to purchase 100,000 shares of the Company's common stock at market price on the date of grant which vest on an equal monthly basis over a period of 36 months. During the employment term and for 90 days thereafter the President was reimbursed for reasonable out-of-pocket expenses and temporary living accommodations not to exceed $2,500 per month. During the employment term he also received a transportation allowance of $600 per month and the cost for transportation to his home. During the consulting term of the agreement compensation will be $12,000 per month and duties during the consulting term include consultation with senior executives concerning the Company's respective businesses and operations.

The Company entered into an employment services agreement with the Chief Operating Officer on August 1, 2006. The term of the agreement is for two years and provides for compensation of $150,000 in the first year of the agreement and $162,000 in the second year of the agreement. In addition, the Chief Operating Officer was granted options to purchase 120,000 restricted common shares at the exercise price of $0.25 per share. The options vest at the rate of 5,000 per month over the term of the agreement.

                   DIRECT INSITE CORP. AND SUBSIDIARIES NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Commitments and Contingencies (continued)
          -----------------------------

The Company entered into an employment services agreement with the Chief Financial Officer on August 1, 2006. The term of the agreement is for two years and provides for compensation of $141,000 in the first year of the agreement and $153,000 in the second year of the agreement. In addition, the Chief Financial Officer was granted options to purchase 120,000 restricted common shares at the exercise price of $0.25 per share. The options vest at the rate of 5,000 per month over the term of the agreement.

The Company entered into an employment services agreement with the Chief Technology Officer on August 1, 2006. The term of the agreement is for two years and provides for compensation of $162,000 in the first year of the agreement and $174,000 in the second year of the agreement. In addition, the Chief Technology Officer was granted options to purchase 120,000 restricted common shares at the exercise price of $0.25 per share. The options vest at the rate of 5,000 per month over the term of the agreement.

The Company entered into an employment services agreement with the Executive Vice President of Sales and Marketing on August 1, 2006. The term of the agreement is for two years and provides for base compensation of $144,996 per year for each year of the agreement plus $2,500 per month payable in common stock of the Company. In addition the agreement provides for commissions from 3% to 5% of the net revenue received on certain accounts. The Executive Vice President of Sales and Marketing was previously granted options to purchase 175,000 restricted common shares at the exercise price of $0.65 per share. The options vest at the rate 20% at the grant date and the balance in equal monthly amounts over the three years from September 1, 2005.

Future commitments under employment and consulting agreements are:

                           2007             $352,000
                           2008              144,000
                                            ---------
                           Total            $496,000
                                            ========

NOTE 13 - Management's Liquidity Plans
          -----------------------------

In order to meet the Company's cash needs and to maintain positive operating cash flows the Company has and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     o For the year ended December 31, 2006 the Company had net cash provided by continuing operations of $1,176,000. The Company will continue to monitor and control expenses and anticipates that it will continue to achieve positive cash flows from operations.

     o In March 2005 the Company closed a Bridge Loan financing with Sigma Capital Partners LLC and Metropolitan Venture Partners II, L.P. and received proceeds of $750,000 less legal fees of $55,000 (see Note 8 to the accompanying consolidated financial statements).

     o The Company and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006 and April 15, 2006, respectively. The Company may seek to defer these dividends further. Management believes that, based on advice of counsel, the Company is precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

     o The Company may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to the Company, or if available, on terms

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Management's Liquidity Plans, continued
          ----------------------------

          and conditions that would be acceptable to it.

     o The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 the Company entered into a new agreement to provide IOL services to EDS. Revenue from EDS accounted for 29% of total revenue for the year ended December 31, 2006. Management anticipates that revenue from this customer will continue to increase in 2007 and beyond and expects to further broaden our customer base in 2007, although there is no assurance that the Company will be able to further broaden its customer base.

     o In 2006 the Company initiated a cost reduction plan that has significantly reduced operating costs while still enabling the Company to meet its commitments to its customers. For the year ended December 31, 2006, operating costs decreased $1,647,000, or 17.5% compared to operating costs in 2005. The Company will continue to seek ways to control and reduce costs.

     o The Company continues to expand its marketing efforts in order to increase the customer base. In this regard, the Company became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. The Company will continue to pursue similar channel partner opportunities.

Management believes that these plans and new initiatives as discussed above will lead to continued positive cash flows and profitability. While the Company pursues these goals the Company also believes that its ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through December 31, 2007. There can be no assurance, however, that the Company will achieve the cash flow and profitability goals, or that it will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

NOTE 14 - Consolidated Statements of Cash Flows
          -------------------------------------

Supplemental disclosure of cash flow information for the years ended December 31, 2005 and 2004 is summarized as follows:

                                                Year ended December 31,
                                                2006              2005
                                           ----------------- ------------------
                                                     (in thousands)
     Interest paid                               $243              $282
                                                 ====              ====

     Income taxes paid                           $  0              $  2
                                                 =====             =====

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Consolidated Statements of Cash Flows
          -------------------------------------

Non-cash investing and financing activities for the years ended December 31, 2006 and 2005 are summarized as follows:

                                                                                        Year Ended December 31,
                                                                                          2006            2005
                                                                                   --------------- ------------------
                                                                                           (in thousands)
      Dividends accrued and unpaid                                                        $  714          $  677
                                                                                          ======          ======

      Capitalized leases and equipment notes incurred                                     $  226          $   54
                                                                                          ======          ======

      Issuance of common shares in settlement of liabilities                              $  117          $    0
                                                                                          ======          ======

NOTE 15 - Products and Services
          ---------------------

The Company and its subsidiaries currently operate in one business segment and have, during the years 2006 and 2005, provided two separate products: ASP Services and Custom Engineering Services. Refer to Note 1 for a detailed description of these products and services.

                                                                              Year Ended December 31,
                                                                                2006           2005
                                                                          ----------------- ------------
                                                                                    (in thousands)
       ASP fees                                                                $6,486            $5,885
       Custom Engineering fees                                                  2,403             2,985
                                                                               ------            ------
              Total Revenue                                                    $8,889            $8,870
                                                                               ======            ======

NOTE 16 - Major Customers
          ---------------

For the year ended December 31, 2006, IBM and Electronic Data Systems Corp. ("EDS") accounted for 69% and 29%, respectively, of the Company's revenue. In 2005, IBM and EDS accounted for 68% and 28% of revenue, respectively. Accounts receivable from these two customers at December 31, 2006 and 2005, amounted to $1,937,000 and $1,833,000, respectively. Loss of either of these customers would have a material adverse effect on the Company.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - Net Loss Per Share
          ------------------

The following chart provides a reconciliation of information used in calculating the per share amounts:

                      (in thousands, except per share data)
                                                                                           Year Ended December 31,
                                                                                           2006             2005
                                                                                     ----------------- ----------------
       Numerator for loss per share:
         Income (loss) from continuing operations before discontinued
       operations                                                                             $ 272            $ (974)
         Preferred stock dividends                                                             (714)             (677)
                                                                                        -----------       -----------
              Loss from continuing operations attributable to common
                Shareholders before discontinued operations                                  $ (442)         $ (1,651)
                                                                                        ===========       ===========

              Denominator for loss per share*:                                                5,000             4,684
                                                                                        ===========       ===========
       Basic and diluted income (loss) per share:
         Loss from continuing operations attributable to common
          shareholders before discontinued operations                                        $(0.09)         $ (0.36)
         Loss from discontinued operations                                                   ( 0.00)           (0.00)
                                                                                        -----------       -----------
              Net loss attributable to common shareholders                                   $(0.09)         $ (0.36)
                                                                                        ===========       ===========

     * The effect of dilutive securities (stock options, Series A convertible preferred stock and warrants) have not been included herein as their inclusion would be anti- dilutive.