Form 10QSB
period 2007-03-31
DIRECT INSITE CORP
filed 2007-05-14
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
                                   (Mark One)


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2007

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X        No

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [ X ]

     The number of shares of $.0001 par value stock outstanding as of May 10, 2007 was: 5,253,384.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                Page

     Item 1

     Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and
       December 31, 2006 .................................................................................        3

     Condensed Consolidated Statements of Operations
       For the Three Months Ended March 31, 2007 and 2006 (Unaudited).....................................        4

     Condensed Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 2007 and 2006 (Unaudited).....................................        5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................        6

     Item 2

     Management's Discussion and Analysis or Plan of Operations ..........................................       16

     Item 3

     Controls and Procedures..............................................................................       22

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................................................       24

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..................................       24

     Item 3. Defaults Upon Senior Securities .............................................................       24

     Item 4.  Submission of Matters to a Vote of Security Holders ........................................       24

     Item 5. Other Information ...........................................................................       24

     Item 6. Exhibits.....................................................................................       24

     Signatures ..........................................................................................       25


CERTIFICATIONS ...........................................................................................       26

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
                        (In thousands, except share data)

                                                                                    March 31,          December 31,
                                                                                    ---------          ------------
                                                                                      2007                 2006
                                                                              --------------------- --------------------
                                                                                   (Unaudited)           (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $             517     $             295
  Accounts receivable, net of allowance for doubtful accounts of
   $0 in 2007 and 2006                                                                    1,764                 1,999
  Prepaid expenses and other current assets                                                  98                   139
                                                                              --------------------- --------------------
       Total current assets                                                               2,379                 2,433

Property and equipment, net                                                                 518                   450
Other assets                                                                                279                   280
                                                                              --------------------- --------------------
         TOTAL ASSETS                                                          $          3,176     $           3,163
                                                                              ===================== ====================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Short-term revolving loans                                                   $            249     $             481
  Lines of credit                                                                           500                   586
  Current portion of capital lease obligations                                               45                    58
  Current portion of notes payable                                                           78                    53
  Accounts payable and accrued expenses                                                   2,026                 2,028
  Dividends payable                                                                       2,701                 2,489
  Deferred revenue                                                                          380                   564
  Warrant liability                                                                           0                   602
  Liabilities from discontinued operations                                                   31                    37
                                                                              --------------------- --------------------
       Total current liabilities                                                          6,010                 6,898

Capital lease obligations, net of current portion                                            24                    34
Notes payable, net of current portion                                                       197                   130
                                                                              --------------------- --------------------
       Total liabilities                                                                  6,231                 7,062
                                                                              --------------------- --------------------

Commitments and contingencies

Shareholders' deficiency
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
     Series A Convertible Preferred, 134,680 issued and outstanding in 2007 and 2006; liquidation preference of $2,750,000;
     Series B Redeemable Preferred, 974 shares issued and outstanding in                       -                     -
     2007 and 2006; liquidation preference of $974,075;
     Series C Redeemable Preferred, 2,000 shares issued and outstanding                        -                     -
     in 2007 and 2006; liquidation preference of $2,000,000;
     Series D Redeemable Preferred, 100 shares issued and outstanding in 2007 and 2006; liquidation preference of $100,000.
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
  5,293,311 shares issued in 2007 and 2006; and 5,253,384 shares
  outstanding in 2007 and 2006                                                                 -                     -
  Additional paid-in capital                                                             113,803               113,185
  Accumulated deficit                                                                   (116,530)             (116,756)
                                                                              --------------------- --------------------
                                                                                          (2,727)               (3,571)
  Common stock in treasury, at cost  - 24,371 shares                                        (328)                 (328)
                                                                              --------------------- --------------------
       Total shareholders' deficiency                                                     (3,055)               (3,899)
                                                                              --------------------- --------------------

          TOTAL LIABILITIES AND SHAREHODERS' DEFICIENCY                        $           3,176    $            3,163
                                                                              ====================  ====================

See notes to condensed consolidated financial statements.                      3

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
                      (in thousands, except per share data)

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                               March 31,
                                                                                               ---------
                                                                                          2007             2006
                                                                                    ---------------- ----------------
   Revenue                                                                          $       2,254     $      2,015
                                                                                    ---------------- ----------------

   Costs and expenses
     Operations, research and development                                                     875            1,063
     Sales and marketing                                                                      337              463
     General and administrative                                                               493              694
     Amortization and depreciation                                                             86               87
                                                                                    ---------------- ----------------
                                                                                            1,791            2,307
                                                                                    ---------------- ----------------

   Operating income (loss)                                                                    463             (292)

   Other expenses
     Other expense, net                                                                        --               60
     Interest expense, net                                                                     34              181
                                                                                    ---------------- ----------------
   Income (loss) before provision for income tax                                              429             (533)

   Provision for income tax                                                                   (27)              --
                                                                                    ---------------- ----------------
   Net income (loss)                                                                          402             (533)

   Preferred stock dividends                                                                 (212)            (172)
                                                                                    ---------------- ----------------

   Net income (loss) attributable to common shareholders                            $         190    $        (705)
                                                                                    ================ ================

   Basic  income (loss) per share attributable to common shareholders               $        0.04    $       (0.14)
                                                                                    ================ ================
   Fully diluted income (loss) per share attributable to common shareholders        $        0.03    $       (0.14)
                                                                                    ================ ================
   Basic weighted average common shares outstanding                                         5,253            4,933
                                                                                    ================ ================
   Fully diluted weighted average common shares outstanding                                 7,112            4,933
                                                                                    ================ ================

See notes to condensed consolidated financial statements.                      4

                               DIRECT INSITE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                        (In thousands, except share data)

                                                                                          For the three months ended
                                                                                          --------------------------
                                                                                                  March 31,
                                                                                                  ---------
                                                                                           2007              2006
                                                                                     ----------------- ------------------
Cash flows from operating activities
 Net income (loss) from continuing operations                                           $        402     $        (533)
 Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
   Amortization and depreciation:
     Property and equipment                                                                       86                87
     Discount on debt                                                                             --               125
    Amortization of deferred stock based compensation expense                                     53                50
    Change in fair value of warrant liability                                                     --                30

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          235               496
    Prepaid expenses and other current assets                                                     41                61
    Other assets                                                                                  --                 4
    Accounts payable and accrued expenses                                                         (2)              158
    Deferred revenue                                                                            (184)             (250)
                                                                                     ----------------- ------------------
       Net cash provided by continuing operations                                                631               228
                                                                                     ----------------- ------------------

  Change in:
    Lliabilities from discontinued operations                                                     (6)               (8)
                                                                                     ----------------- ------------------
       Net cash used in discontinued operations                                                   (6)               (8)
                                                                                     ----------------- ------------------

       Net cash provided by operating activities                                                 625               220
                                                                                     ----------------- ------------------

Cash flows used in investing activities
 Expenditures for property and equipment                                                         (49)              (24)
                                                                                     ----------------- ------------------

Cash flows used in financing activities
 Repayments of revolving loans, net                                                             (232)             (448)
 Repayment of lines of credit                                                                    (86)              (10)
 Principal payments on capital lease obligations                                                 (23)              (29)
 Repayments of long-term debt                                                                    (13)               --
                                                                                     ----------------- ------------------
       Net cash used in financing activities                                                    (354)             (487)
                                                                                     ----------------- ------------------

Net increase (decrease) in cash and cash equivalents                                             222              (291)

Cash and cash equivalents - beginning of period                                                  295               364
                                                                                     ----------------- ------------------

Cash and cash equivalents - end of period                                              $         517     $          73
                                                                                     ================= ==================


Cash paid for interest                                                                 $          37     $          47
                                                                                     ================= ==================
Cash paid for income taxes                                                             $          14     $          --
                                                                                     ================= ==================
Non-cash investing and financing activities:
Acquisition of equipment through issuance of debt                                      $         104     $          --
                                                                                     ================= ==================
Dividends accrued and unpaid                                                           $         212     $         172
                                                                                     ================= ==================

See notes to condensed consolidated financial statements.                      5

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


1.   Interim Financial Information

     The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries ("Direct Insite" or the "Company"). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of March 31, 2007, and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2007 and 2006, have been prepared by the Company and are not audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepting in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In addition, the December 31, 2006 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. These interim financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the quarterly period ended March 31, 2007, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form-10KSB. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the audited December 31, 2006 consolidated financial statements except for the adoption of EITF 00-19-2 and FIN 48, which is discussed in Notes 3 and 4 below.

     Use of Estimates
     ----------------

     In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Disclosures that are particularly sensitive to estimation include revenue recognition, fair value of derivative warrants, stock based compensation, valuation allowance on deferred tax assets, and management's plans, as disclosed in Note 10. Actual results could differ from those estimates.

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

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


     processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis.

     A complete Internet Customer Care tool set integrated with the EIP&P product set is also available. In 2007, the Company operated fully redundant data centers located at its main office in Bohemia, N.Y. and a co-location facility in Hauppauge, NY.

     Management's liquidity plans are discussed in Note 11. Also, as described in Note 10, the Company has two customers that accounted for approximately 50.2% and 45.9% of the Company's revenue for the three month period ended March 31, 2007 and 71.5% and 26.5% of revenue for the three month period ended March 31, 2006. Loss of either of these customers would have a material adverse effect on the Company.

3.   Change in Accounting Principle

     Prior to January 1, 2007 the Company, under the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", was required to record the warrants issued in conjunction with a bridge loan as a derivative liability at fair value on the date of issuance due to the registration payment arrangements included in the financing and warrant agreements. At December 31, 2006 the fair value of the warrant liability was $602,000. In January 2007, the Company changed the method of accounting following the guidance of the Financial Accounting Standards Board Staff Position EITF 00-19-2 ("FSP EITF 00-19-2") which provides that the contingent obligation to make future payments under a registration payment arrangement should be accounted for as a separate agreement in accordance with FASB Statement No. 5, Accounting for Contingencies. As a result the warrant liability of $575,000 was reclassified to Additional Paid In Capital based on its original fair value and the cumulative effect of the change in accounting principle of $37,000 was recorded as a credit to accumulated deficit. The cumulative effect upon adoption of FSP EITF 00-19-2 is summarized below:

       Accumulated deficit - December 31, 2006                        $(116,756)
         Cumulative effect of the change in accounting principle             37
                                                                      ----------
       Accumulated deficit - January 1, 2007                          $(116,719)
                                                                      ==========

4.   Accounting for Uncertainty in Income Taxes

     The Company adopted Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007.

     The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


     the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2003 through 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the three months ended March 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our consolidated financial position , results of operations or cash flows.

5.   Stock Based Compensation

     Stock Options
     -------------

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No, 123(Revised 2004), "Share-Based Payment", ("SFAS 123(R)"), using the modified-prospective-transition method. As a result, for the three months ended March 31, 2007 and 2006, the Company recorded $33,000 and $28,000, respectively, in compensation expense for the fair value of options. At March 31, 2007, there was $103,000 of total unrecognized compensation costs related to stock options granted which is expected to be recognized over a weighted average period of 1.1 years.

     Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At March 31, 2007, 5,820,000 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises. There were 65,000 options issued during the three months ended March 31, 2007. The weighted average grant date fair value of these options was $11,000. No options were issued during the three months ended March 31, 2006. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model (see Note 9).

     A summary of option activity under the plans for the three months ended March 31, 2007 is as follows:

   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
                                                                                   Weighted Average
                                               Shares         Weighted Average Remaining Contractual Aggregate Intrinsic Value
                                           (in thousands)      Exercise Price       Term (in years)       (in thousands)
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Balance, December 31, 2006                  4,604               $1.15
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Granted                                    65               $0.64
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Exercised                                 --
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Canceled                                 (837)              $1.28
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Forfeited                                 --
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Balance, March 31, 2007                     3,832               $1.12                  2.2                  $ 374
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Exercisable, March 31, 2007                 3,478               $1.19                  2.0                  $ 233
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


     A summary of the status of the Company's non-vested shares as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

------------------------------------------- ----------------------------------- ----------------------------------------------

              Non-vested Shares                     Shares (in thousands)       Weighted-average Grant Date Fair Value
------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at January 1, 2007                           385                                     $0.24
------------------------------------------- ----------------------------------- ----------------------------------------------
Granted                                                  65                                     $0.33
------------------------------------------- ----------------------------------- ----------------------------------------------
Vested                                                  (85)                                    $0.24
------------------------------------------- ----------------------------------- ----------------------------------------------
Forfeited                                               (11)                                    $1.08
                                            -----------------------------------

------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at March 31, 2007                            354                                     $0.23
                                            =====================================
------------------------------------------- ----------------------------------- ----------------------------------------------

     The total fair value of shares vested during the three months ended March 31, 2007 was $20,000.

6.   Discontinued Operations

     In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. At March 31, 2007 and December 31, 2006, liabilities of the discontinued operation consist of loans and accounts payable of $31,000 and $37,000, respectively.

7.   Accounts Receivable and Revolving Loans

     The Company has an Accounts Receivable Purchase Agreement with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less an administrative fee of approximately 0.5% plus interest at the rate of 1 1/2% per month, is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The initial term of the agreement was for one year, and continues until due notice of termination is given at any time by either party to the agreement. At March 31, 2007, the Company had no accounts receivable assigned to the Bank. At December 31, 2006, the Company had assigned approximately $290,000 of accounts receivable to the Bank and received advances of $232,000 from the Bank.

     In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company may assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a former Director of the Company, are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At March 31, 2007 and December 31, 2006, the Rec Fund had a total principal available for advances of $250,000 and the Company had outstanding advances at those dates from the Rec Fund of $249,000 resulting in an unused availability under the agreement of $1,000 at such dates.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006



8.   Debt

     Notes payable
     -------------

     At March 31, 2007 and December 31, 2006, notes payable consist of $275,000 and $184,000, respectively, of borrowings for the purchase of equipment. These notes bear interest at rates ranging from 8.8% to 9.3% per year and mature through April 2011. The notes are collateralized by the equipment purchased with net book values of $264,000 and $178,000, at March 31, 2007 and December 31, 2006, respectively.

     Lines of credit
     ---------------

     On June 30, 2005, the Company obtained a line of credit in the principal amount of $500,000 with JPMC evidenced by a Grid Demand Promissory Note (the "Credit Facility) replacing a prior credit facility dated June 27, 2003, under substantially similar terms, but extending the original Maturity Date to June 30, 2007. As a condition precedent to providing the Credit Facility, the JPMC required guarantees of the Company's obligations from Tall Oaks Group L.L.C. ("Tall Oaks") and Lawrence Hite (managing member of Tall Oaks) and a collateral agreement from Tall Oaks. In consideration of the issuance of such guarantee and delivery of the collateral agreement, on July 12, 2005, the Company issued and delivered to Tall Oaks warrants with an initial exercise price of $1.00 per share to purchase an aggregate of 500,000 shares of the common stock of Company.

     The credit facility permits two forms of draw down; one based upon prime rate, the second based upon LIBOR. The Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of March 31, 2007 and December 31, 2006, the balance outstanding was $500,000 and the applied interest rate was 7.675% and 7.93%, respectively.

     Also in 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. At December 31, 2006 the balance outstanding under this line of credit was $86,000. The line was repaid in full on February 21, 2007 and the credit line was terminated.

     Capitalized lease obligations

     The Company has equipment under capital lease obligations expiring at various times through 2008. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 6.9% to 19.2%. At March 31, 2007, the gross and net book value of the related assets is approximately $218,000 and $46,000, respectively. At December 31, 2006, the gross and net book value of the related assets was approximately $414,000 and $66,000, respectively.

9.   Shareholders' Deficiency

     Common Stock and Option Issuances
     ---------------------------------

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006



     During the quarter ended March 31, 2007, the Company issued 65,000 options to employees to purchase common stock. The options have exercise prices of $0.61 and $0.70 (the trading prices of the shares at the date of the grant) and a fair value at the grant date of $19,500. The valuation was determined using the Black-Scholes method. The key assumptions used were a volatility of 69.0% to 74.3%, dividend rate of 0%, a risk free rate of 4.9% and an expected life of 3.25 years. During the quarter ended March 31, 2006, the Company did not issue any shares of common stock or options.

     Earnings Per Share

     The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances have not been included in the computation where the effect would be antidilutive. The following table presents the shares used in the computation of fully diluted earnings per share for the period ended March 31, 2007:

        -------------------------------------------------------- -----------------------------------------
                                                                              (in thousands)
        -------------------------------------------------------- -----------------------------------------
               Common shares outstanding                                               5,253
        -------------------------------------------------------- -----------------------------------------
               Warrants to purchase common stock                                       1,047
        -------------------------------------------------------- -----------------------------------------

               Options to purchase common stock                                          812
                                                                 ----------------------------
        -------------------------------------------------------- -----------------------------------------
               Total fully diluted shares                                              7,112
                                                                 ===========================
        -------------------------------------------------------- -----------------------------------------

     There were no dilutive securities for the quarter ended March 31, 2006 as the period had a net loss and the effect of any dilutive securities would have been anti-dilutive. Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been antidilutive for the periods presented, consist of the following (in thousands):

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           2007                 2006
                                                                           ----                 ----
           Options to purchase common stock                                2,058                4,854
           Warrants to purchase common stock                                 643                3,332
           Series A Convertible preferred stock                            1,347                1,347
                                                                           -----                -----
                 Total potential common shares as of March 31              4,048                9,533
                                                                           =====                =====

10.  Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: ASP services and custom engineering services.

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                   2007                 2006
                                                           ------------------- --------------------
                     ASP IOL fees                                  $1,663           $   1,558
                     Custom engineering fees                          591                 457
                                                                  -------            --------
                          Total Revenue                            $2,254              $2,015
                                                                   ======              ======

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006




     Major Customers
     ---------------

     For the three months ended March 31, 2007, IBM and Electronic Data Systems ("EDS") accounted for 50.2% and 45.9% of the Company's total revenue, respectively. For the three months ended March 31, 2006, IBM and EDS accounted for 71.5% and 26.5% of total revenue, respectively. Accounts receivable from these customers amounted to $1,674,000 and $1,937,000 at March 31, 2007 and December 31, 2006, respectively.

11.    Management's Liquidity Plans

     In order to meet the Company's cash needs and to maintain positive operating cash flows the Company has and will continue to take various actions and steps that the Company believes will enable it to attain these goals. These actions include:

     o For the three months ended March 31, 2007 and the year ended December 31, 2006 the Company had net cash provided by continuing operations of $631,000 and $1,176,000, respectively. The Company will continue to monitor and control expenses and anticipates that it will continue to achieve positive cash flows from operations.

     o The Company and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006 and April 15, 2006, respectively. Management believes that, based on advice of counsel, the Company is precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

     o The Company may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to the Company, or if available, on terms and conditions that would be acceptable to the Company.

     o The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 the Company entered into a new agreement to provide IOL services to EDS. Revenue from EDS accounted for 45.9% of total revenue for the three months ended March 31, 2007. Management anticipates that revenue from this customer will continue to increase in 2007 and beyond and expects to further broaden our customer base in 2007, although there is no assurance that the Company will be able to further broaden its customer base.

     o In 2006 the Company initiated a cost reduction plan that has significantly reduced operating costs while still enabling the Company to meet its commitments to its customers. For the three months ended March 31, 2007, operating costs decreased $516,000, or 22.4% compared to operating costs for the three months ended March 31, 2006. The Company will continue to seek ways to control and reduce costs.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006




     Management believes that these plans and new initiatives as discussed above will lead to continued positive cash flows and profitability. While the Company pursues these goals the Company also believes that its ability to generate positive cash flows from operations will provide sufficient cash to meet cash requirements at least through March 31, 2008. There can be no assurance, however, that the Company will achieve the cash flow and profitability goals, or that it will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

     12.  New Accounting Pronouncements

     In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The adoption of SFAS 156 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company (see Note 4).

     In June 2006, the EITF reached a consensus on Issue No. 06-3 ("EITF 06-3"), " Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions ." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. We do not expect the adoption of EITF 06-3 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006




     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its future consolidated financial position, results of operations and cash flows and has not yet determined such effects.


     In November 2006, the EITF reached a final consensus in EITF Issue 06-6 "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments" ("EITF 06-6"). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , "Debtor's Accounting for a Modification or Exchange of Debt Instruments,". The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 did not have a material impact on our consolidated financial position, results of operations or cash flows.


     In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("EITF 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF 06-7 did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The affect of adopting FSP EITF 00-19-2 are disclosed in Note 3.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006




     In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

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

Currently, IBM, our largest customer, representing approximately 50.2% and 71.5% of our revenue for the three month periods ended March 31, 2007 and 2006, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, seven days a week, 365 days a year. Electronic

                      DIRECT INSITE CORP. AND SUBSIDIARIES





Data Systems Corp. ("EDS"), accounted for approximately 45.9% and 26.5% of revenue for the three months ended March 31, 2007 and 2006, respectively.

Critical accounting policies

Our condensed consolidated financial statements and the notes thereto contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

     o it requires assumptions to be made that were uncertain at the time the estimate was made; and

     o changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company's condensed consolidated results of operations or financial condition.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES





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

Custom Engineering Services
---------------------------

We perform custom engineering services which are single contractual agreements involving modification or customization of the Company's proprietary ASP software solution. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized at the lesser of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production Type Contracts."

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

Allowance For Doubtful Accounts
-------------------------------

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. At March 31, 2007 and December 31, 2006, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets
-------------------------------

Statement of Financial Accounting Standards ("SFAS"), No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the three months ended March 31, 2007 and 2006, respectively.

                      DIRECT INSITE CORP. AND SUBSIDIARIES





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

We adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007 and we also changed the method of accounting for registration rights agreements following the guidance of the FASB Staff Position EITF 00-19-2 ("FSP EITF 00-19-2") as further described in Notes 2 and 4 to our condensed consolidated financial statements.

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


Results of operations
---------------------

For the three months ended March 31, 2007 we had income from operations of $463,000 compared to a loss from operations of $292,000 in the same period in 2006. We had net income of $402,000 for the three months ended March 31, 2007 compared to a net loss of $533,000 for the three months ended March 31, 2006. The significant improvement in operating results is due to an increase in revenue and cost reductions as further discussed below.

For the three months ended March 31, 2007 revenue increased $239,000 (11.9%) to $2,254,000 compared to revenue of $2,015,000 for the same period in 2006. This increase is primarily the result of an increase in our core business, the ASP IOL services, of $105,000 (6.7%) and an increase of $134,000 (29.3%) in revenue from engineering services. The increase in the ASP services and the engineering services revenue is the result of further expansion of our services to existing accounts. We anticipate that revenue from engineering services will increase as we begin new initiatives at both IBM and EDS and as we expand our customer base.

Costs of operations, research and development decreased by $188,000 (17.7%) to $875,000 for the three months ended March 31, 2007 compared to costs of $1,063,000 for the three months ended March 31, 2006. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The decrease in costs is principally due to decreases in

                      DIRECT INSITE CORP. AND SUBSIDIARIES





personnel wages and benefit costs of $148,000 from staff reductions, a decrease in rents of $69,000, offset by an increase in professional fees of $37,000. All other operating expenses decreased $8,000, net.

Sales and marketing costs were $337,000 for the three months ended March 31, 2007, a decrease of $126,000 or 27.2% compared to costs of $463,000 for the same period in 2006. Personnel and related benefit costs decreased $145,000 as a result of staff reductions, and rent decreased $25,000. This was offset by an increase in travel costs of $20,000 and professional fees of $21,000 while other sales and marketing costs increased by $3,000.

General and administrative costs decreased $201,000 (29.0%) to $493,000 for the three months ended March 31, 2007 compared to costs of $694,000 for the same period in 2006. Salaries and related benefits decreased $42,000, rent decreased $38,000 and legal and accounting fees decreased $44,000 principally due to costs incurred for a registration statement in 2006. Directors' fees and meeting expenses decreased $30,000 resulting from fewer meetings in the first quarter of 2007 compared to 2006. Travel expenses decreased $11,000 and professional fees decreased by $10,000. All other administrative costs decreased $26,000.

Interest expense, net decreased $147,000 (81.2%) principally due to the amortization of debt discount of $125,000 in the first quarter of 2006 which was fully amortized in 2006, and a decrease in interest due to lower rate of borrowing under our receivables financing agreements.

Other expense decreased $60,000 in the first quarter of 2007 compared to the same period in 2006. In 2006 the Company incurred penalties in connection with the Sigma Capital bridge financing and the marked to market adjustment for the fair value of the warrant liability recorded in connections with the bridge financing. The bridge financing was repaid in 2006.

Financial Condition and Liquidity

For the three months ended March 31, 2007, we had net income of $402,000 compared to a net loss of $533,000 for the same period in 2006. Cash provided by operations was $625,000 in the first three months of 2007 compared to cash provided by operations of $220,000 for the same period in 2006, an improvement of $405,000.

Cash provided by operations for the three months ended March 31, 2007 consisted of the net income of $402,000, increased by non-cash expenses of $139,000, including depreciation and amortization of property and equipment of $86,000, and stock-based compensation expense of $53,000. In addition accounts receivable decreased by $235,000 and prepaid expenses decreased $41,000. This was offset by a decrease in deferred revenue of $184,000 and a decrease in accounts payable and other current liabilities of $8,000.

Cash used in investing activities was $49,000 for the three months ended March 31, 2007, compared to $24,000 for same period in 2006. This was principally expenditures for equipment.

Cash used in financing activities totaled $354,000 for the three months ended March 31, 2007, compared to cash used in financing activities of $487,000 for the three months ended March 31, 2006. We repaid $36,000 of long-term debt and capital lease obligations in the first quarter of 2007 and the balance outstanding under short term revolving loans for receivables financing decreased by $232,000 in 2007. We also repaid the Sterling Bank line of credit of $86,000 during the first quarter of 2007.

                      DIRECT INSITE CORP. AND SUBSIDIARIES




Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Management's Liquidity and Financing Plans

In order to meet our cash requirements and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     o For the three months ended March 31, 2007 and the year ended December 31, 2006 we had net cash provided by continuing operations of $631,000 and $1,176,000, respectively. We will continue to monitor and control expenses and we anticipate that we will continue to achieve positive cash flows from operations.

     o The Company and the holders of the Series A and Series B Preferred stock have previously agreed to defer payment of dividends until February 1, 2006 and April 15, 2006, respectively. We may seek to defer these dividends further. Management believes that, based on advice of counsel, we are precluded from paying these dividends at this time pursuant to Delaware General Corporate Law.

     o We may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to us, or if available, on terms and conditions that would be acceptable to us.

     o We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In 2004 we entered into a new agreement to provide IOL services to EDS. Revenue from EDS accounted for 45.9% of total revenue for the three months ended March 31, 2007. Management anticipates that revenue from this customer will continue to increase in 2007 and beyond and expects to further broaden our customer base in 2007, although there is no assurance that we will be able to further broaden our customer base.

     o In 2006 we initiated a cost reduction plan that has significantly reduced operating costs while still enabling us to meet our commitments to our customers. For the three months ended March 31, 2007, operating costs decreased $516,000, or 22.4% compared to operating costs for the first quarter of 2006. We will continue to seek ways to control and reduce costs.

     o We continue to expand our marketing efforts in order to increase the customer base. In this regard, the Company became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. The Company will continue to pursue similar channel partner opportunities.

We believe that these plans and new initiatives as discussed above will lead to continued positive cash flows and profitability. While we pursue these goals we also believe that our ability to generate positive cash flows from operations will provide sufficient cash to meet our cash requirements at least through March 31, 2008. There can be no assurance, however, we will achieve the cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, we may have to revise our plans and significantly reduce operating expenses, which could have an adverse effect on revenue and operations in the short term.

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

     Based on their evaluation of the Company's disclosure controls and procedures which took place as of March 31, 2007, the Chief Executive Officer and the Chief Financial Officer believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. The Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this weakness since January 2004 at which time the staff of the accounting department was reduced. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff. The Company has not determined at this time when such additional staff will be employed.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES





Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer of transactions and accounting entries. Given these reportable conditions and material weaknesses, as described above, the Chief Financial Officer devoted additional time to closing, preparing and reviewing the report for the three months ended March 31, 2007.

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




DIRECT INSITE CORP.




/s/  James A. Cannavino
------------------------------------------------------
James A. Cannavino, Chief Executive Officer                May 14, 2007



/s/ Michael J. Beecher
------------------------------------------------------
Michael J. Beecher,  Chief Financial Officer               May 14, 2007