Form 10QSB
period 2007-06-30
DIRECT INSITE CORP
filed 2007-08-10
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2007

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

The number of shares of $.0001 par value stock outstanding as of August 10, 2007 was: 5,914,560.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                                  Page

     Item 1

     Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and
       December 31, 2006 .................................................................................        3

     Condensed Consolidated Statements of Operations
       For the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)..............................        4

     Condensed Consolidated Statements of Cash Flows
       For the Six Months Ended June 30, 2007 and 2006 (Unaudited)........................................        5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................        6

     Item 2

     Management's Discussion and Analysis or Plan of Operations ..........................................       16

     Item 3

     Controls and Procedures..............................................................................       22

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................................................       24

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..................................       24

     Item 3. Defaults Upon Senior Securities .............................................................       24

     Item 4.  Submission of Matters to a Vote of Security Holders ........................................       24

     Item 5. Other Information ...........................................................................       24

     Item 6. Exhibits.....................................................................................       24

     Signatures ..........................................................................................       25


CERTIFICATIONS ...........................................................................................       26

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
                        (In thousands, except share data)

                                                                                    June 30,           December 31,
                                                                                      2007                 2006
                                                                              --------------------- --------------------
                                                                                  (Unaudited)           (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $           1,059   $               295
  Accounts receivable, net of allowance for doubtful accounts of
   $0 in 2007 and 2006                                                                    1,817                 1,999
  Prepaid expenses and other current assets                                                  72                   139
                                                                              --------------------- --------------------
       Total current assets                                                               2,948                 2,433

Property and equipment, net                                                                 461                   450
Other assets                                                                                275                   280
                                                                              --------------------- --------------------
         TOTAL ASSETS                                                          $          3,684     $           3,163
                                                                              ====================  ====================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Short-term revolving loans                                                        $       249     $             481
  Lines of credit                                                                             0                   586
  Current portion of capital lease obligations                                               39                    58
  Current portion of notes payable                                                           79                    53
  Accounts payable and accrued expenses                                                   2,201                 2,028
  Dividends payable                                                                       2,920                 2,489
  Deferred revenue                                                                          581                   564
  Warrant liability                                                                           0                   602
  Liabilities from discontinued operations                                                   19                    37
                                                                              --------------------- --------------------
       Total current liabilities                                                          6,088                 6,898

Capital lease obligations, net of current portion                                            14                    34
Notes payable, net of current portion                                                       178                   130
                                                                              --------------------- --------------------
       Total liabilities                                                                  6,280                 7,062
                                                                              --------------------- --------------------
Commitments and contingencies

Shareholders' deficiency
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized; Series A
     Convertible Preferred, 134,680 issued and outstanding in 2007 and 2006;
     liquidation preference of $2,750,000;
    Series B Redeemable Preferred, 974 shares issued and outstanding in                       -                     -
    2007 and 2006; liquidation preference of $974,075;
     Series C Redeemable Preferred, 2,000 shares issued and outstanding                       -                     -
    in 2007 and 2006; liquidation preference of $2,000,000;
     Series D Redeemable Preferred, 100 shares issued and outstanding in 2007 and 2006; liquidation preference of $100,000.
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
  5,954,487 shares issued in 2007 and 5,293,311 shares issued in 2006;
  and 5,914,560 shares outstanding in 2007 and 5,253,384 shares
  outstanding in  2006                                                                        1                     -
  Additional paid-in capital                                                            113,864               113,185
  Accumulated deficit                                                                  (116,133)             (116,756)
                                                                              --------------------- --------------------
                                                                                         (2,268)               (3,571)
  Common stock in treasury, at cost  - 24,371 shares                                       (328)                 (328)
                                                                              --------------------- --------------------
          Total shareholders' deficiency                                                 (2,596)               (3,899)
                                                                              --------------------- --------------------
          TOTAL LIABILITIES AND SHAREHODERS' DEFICIENCY                       $           3,684     $           3,163
                                                                              ===================== ====================

See notes to condensed consolidated financial statements.                      3

                               DIRECT INSITE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                        (In thousands, except share data)


                                                                  Three Months Ended                Six Months Ended
                                                                  ------------------                ----------------
                                                                        June 30,                         June 30,
                                                                        --------                         --------
                                                                   2007           2006             2007             2006
                                                            --------------- --------------- ----------------- ----------------
Revenue                                                     $        2,580  $        2,196  $         4,834   $         4,211
                                                            --------------- --------------- ----------------- ----------------

Costs and expenses
  Operations, research and development                                 987           1,003            1,862             2,066
  Sales and marketing                                                  291             350              629               813
  General and administrative                                           568             651            1,061             1,345
  Depreciation and amortization                                         94              76              180               163
                                                            --------------- --------------- ----------------- ----------------
                                                                     1,940           2,080            3,732             4,387
                                                            --------------- --------------- ----------------- ----------------
Operating income (loss)                                                640             116            1,102              (176)

Other expenses
  Change in fair value of warrant liability                             --            (299)              --              (269)
  Other (income) expense, net                                           (8)             32               (8)               62
  Interest expense, net                                                 31             157               65               338
                                                            --------------- --------------- ----------------- ----------------
Income (loss) before provision for income tax                          617             226            1,045              (307)

Provision for income tax                                                --              --               27                --
                                                            --------------- --------------- ----------------- ----------------

Net income (loss)                                                      617             226            1,018              (307)

Preferred stock dividends                                             (219)           (176)           (431)              (348)
                                                            --------------- --------------- ----------------- ----------------

Net income (loss) attributable to common shareholders       $          398  $           50  $          587    $          (655)
                                                            ==============  ==============  ================= ================
Basic  income (loss) per share attributable
 to common shareholders                                     $         0.07  $         0.01  $         0.11    $         (0.13)
                                                            ==============  ==============  ================= ================

Fully diluted income (loss) per share attributable
 to common shareholders                                     $         0.05  $         0.01  $         0.08    $         (0.13)
                                                            ==============  ==============  ================= ================
Basic weighted average common shares outstanding                     5,532           4,881           5,412              4,907
                                                            ==============  ==============  ================= ================
Fully diluted weighted average common shares outstanding             8,200           5,619           7,675              4,907
                                                            ==============  ==============  ================= ================

See notes to condensed consolidated financial statements.                      4

                               DIRECT INSITE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                        (In thousands, except share data)

                                                                                          For the Six Months Ended
                                                                                                   June 30,
                                                                                             2007              2006
                                                                                     ----------------- ------------------
Cash flows from operating activities
 Net income (loss) from continuing operations                                          $        1,018    $        (307)
 Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
   Amortization and depreciation:
     Property and equipment                                                                      180               162
     Discount on debt                                                                             --               222
    Stock based compensation expense                                                              97               115
    Change in fair value of warrant liability                                                     --              (269)
    Gain on sale of investment                                                                    (8)               --

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          182               482
    Prepaid expenses and other current assets                                                     67               123
    Other assets                                                                                   5                --
    Accounts payable and accrued expenses                                                        173               225
    Deferred revenue                                                                              17              (418)
                                                                                     ---------------    ---------------
       Net cash provided by continuing operations                                              1,731               335
                                                                                       -------------    --------------
  Change in:
    Lliabilities from discontinued operations                                                    (18)              (13)
                                                                                     ----------------  ----------------
       Net cash used in discontinued operations                                                  (18)              (13)
                                                                                     ---------------   ---------------

       Net cash provided by operating activities                                               1,713               322
                                                                                       -------------    --------------

Cash flows used in investing activities
 Proceeds from sale of investment                                                                  8                --
 Expenditures for property and equipment                                                         (86)              (52)
                                                                                       --------------    --------------
          Net cash used in investing activities                                                  (78)              (52)
                                                                                       --------------    --------------

Cash flows used in financing activities
 Proceeds from issuance of shares on exercise of options                                          17                --
 Repayments of revolving loans, net                                                             (232)             (327)
 Repayment of lines of credit                                                                   (586)              (17)
 Principal payments on capital lease obligations                                                 (39)              (56)
 Repayments of long-term debt                                                                    (31)               (4)
                                                                                      ---------------    --------------
       Net cash used in financing activities                                                    (871)             (404)
                                                                                      ---------------    --------------

Net increase (decrease) in cash and cash equivalents                                             764              (134)

Cash and cash equivalents - beginning of period                                                  295               364
                                                                                     ---------------     -------------

Cash and cash equivalents - end of period                                            $         1,059    $          230
                                                                                     ===============    ==============


Cash paid for interest                                                               $            63    $           81
                                                                                     ===============    ==============
Cash paid for income taxes                                                           $            14    $           --
                                                                                     ===============    ==============
Non-cash investing and financing activities:
 Acquisition of equipment through issuance of debt                                   $           104    $           56
                                                                                     ===============    ==============
 Dividends accrued and unpaid                                                        $           431    $          348
                                                                                     ===============    ==============
 Reclassification of warrant liability                                               $           602    $           --
                                                                                     ===============    ==============

See notes to condensed consolidated financial statements.                      5

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006



1.   Interim Financial Information

     The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries ("Direct Insite" or the "Company"). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of June 30, 2007, and the condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2007 and 2006, have been prepared by the Company and are not audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In addition, the December 31, 2006 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. These interim financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     Use of Estimates
     ----------------
     In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Disclosures that are particularly sensitive to estimation include revenue recognition, fair value of derivative warrants, stock based compensation, valuation allowance on deferred tax assets, and management's plans, as disclosed in Note 11. Actual results could differ from those estimates.


2.   The Company

     Direct Insite Corp. and subsidiaries, primarily operate as an application service provider ("ASP"), that markets an integrated transaction based "fee for service" offering called Invoices On-Line (IOL), an electronic invoice presentment and payment (EIP&P) service that processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006



     A complete Internet Customer Care tool set integrated with the EIP&P product set is also available. In 2007, the Company operated fully redundant data centers located at its main office in Bohemia, N.Y. and a co-location facility in Hauppauge, NY.

     Management's liquidity plans are discussed in Note 11. Also, as described in Note 10, the Company has two customers that accounted for approximately 49.2% and 47.2% of the Company's revenue for the six month period ended June 30, 2007 and 69.0% and 28.8% of revenue for the six month period ended June 30, 2006. Loss of either of these customers would have a material adverse effect on the Company.


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
                                                                      ==========

4.   Accounting for Uncertainty in Income Taxes

     The Company adopted Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007.

     The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2003 through 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006



     result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the six months ended June 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our consolidated financial position, results of operations or cash flows.

5.   Stock Based Compensation

     Stock Options
     -------------
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No, 123(Revised 2004), "Share-Based Payment", ("SFAS 123(R)"), using the modified-prospective-transition method. As a result, for the three and six month periods ended June 30, 2007, the Company recorded $25,000 and $58,000, respectively, in compensation expense for the fair value of options. For the three and six month periods ended June 30, 2006, the Company recorded $20,000 and $48,000, respectively, in compensation expense for the fair value of options. At June 30, 2007, there was $56,000 of total unrecognized compensation costs related to stock options granted which is expected to be recognized over a weighted average period of 1.3 years.

     Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At June 30, 2007, 5,820,000 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises. There were 65,000 options issued during the six months ended June 30, 2007. The weighted average grant date fair value of these options was $19,500. No options were issued during the six months ended June 30, 2006. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model (see Note 9).

     A summary of option activity under the plans for the six months ended June 30, 2007 is as follows:

   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
                                                                                Weighted Average
                                                                                    Remaining         Aggregate Intrinsic
                                               Shares      Weighted Average        Contractual              Value
                                          (in thousands)    Exercise Price        Term (in years)       (in thousands)
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Balance, December 31, 2006                  4,604               $1.15
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Granted                                    65               $0.64
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Exercised                                 (15)              $1.10
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Canceled                               (1,114)              $1.42
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Forfeited                                  --
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Balance, June 30, 2007                      3,540               $1.06                  2.1                 $2,240
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Exercisable, June 30, 2007                  3,285               $1.12                  2.0                 $1,903
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006




     A summary of the status of the Company's non-vested shares as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

------------------------------------------- ----------------------------------- ----------------------------------------------

              Non-vested Shares                     Shares (in thousands)       Weighted-average Grant Date Fair Value
------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at January 1, 2007                            385                          $0.24
------------------------------------------- ----------------------------------- ----------------------------------------------
Granted                                                   65                          $0.33
------------------------------------------- ----------------------------------- ----------------------------------------------
Vested                                                  (158)                         $0.28
------------------------------------------- ----------------------------------- ----------------------------------------------
Forfeited                                                (37)                         $0.52
                                            _______________________________________________________
Non-vested at June 30, 2007                              255                          $0.20
                                            =======================================================
------------------------------------------- ----------------------------------- ----------------------------------------------

     The total fair value of shares vested during the six months ended June 30, 2007 was $45,000.

6.   Discontinued Operations

     In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. At June 30, 2007 and December 31, 2006, liabilities of the discontinued operation consist of loans and accounts payable of $19,000 and $37,000, respectively.

7.   Accounts Receivable and Revolving Loans

     On May 31, 2007, the Company renewed an Accounts Receivable Line of Credit with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less finance charges equal to the prime rate plus 2.00% per month (currently 10.25%), is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The Company paid a facility fee of $15,000 for the renewal and the agreement expires on May 30, 2008. At June 30, 2007, the Company had no accounts receivable assigned to the Bank. At December 31, 2006, the Company had assigned approximately $290,000 of accounts receivable to the Bank and received advances of $232,000 from the Bank.

     In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company may assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a former Director of the Company, are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At June 30, 2007 and December 31, 2006, the Rec Fund had a total principal available for advances of $250,000 and the Company had outstanding advances at those dates from the Rec Fund of $249,000 resulting in an unused availability under the agreement of $1,000 at such dates.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006




8.   Debt

     Notes payable
     -------------
     At June 30, 2007 and December 31, 2006, notes payable consist of $257,000 and $183,000, respectively, of borrowings for the purchase of equipment. These notes bear interest at rates ranging from 8.8% to 9.3% per year and mature through April 2011. The notes are collateralized by the equipment purchased with net book values of $239,000 and $178,000, at June 30, 2007 and December 31, 2006, respectively.

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

     The credit facility permitted two forms of draw down; one based upon prime rate, the second based upon LIBOR. The Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. At December 31, 2006, the balance outstanding was $500,000. The credit line was repaid in full on June 28, 2007 and the credit line was terminated.

     Also in 2003, the Company obtained, and fully drew upon, a second line of credit from Sterling National Bank ("Sterling") in the amount of $250,000. At December 31, 2006 the balance outstanding under this line of credit was $86,000. The line was repaid in full on February 21, 2007 and the credit line was terminated.

     Capitalized lease obligations
     -----------------------------
     The Company has equipment under capital lease obligations expiring at various times through 2008. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 10.2% to 19.2%. At June 30, 2007, the gross and net book value of the related assets is approximately $120,000 and $28,000, respectively. At December 31, 2006, the gross and net book value of the related assets was approximately $414,000 and $66,000, respectively.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006



9.   Shareholders' Deficiency

     The following table summarizes the changes in shareholders' deficiency for the six months ended June 30, 2007:

                     ---------------------------------------------- ------------------------
                                                                         In thousands
                     ---------------------------------------------- ------------------------
                     Balance - January 1, 2007                            $(3,899)
                     ---------------------------------------------- ------------------------
                       Dividends accrued                                     (431)
                     ---------------------------------------------- ------------------------
                       Reclassification of warrant liability                  602
                     ---------------------------------------------- ------------------------
                       Stock based compensation                                97
                     ---------------------------------------------- ------------------------
                       Exercise of stock options                               17
                     ---------------------------------------------- ------------------------
                       Net income                                           1,018
                     ---------------------------------------------- ________________________
                     Balance - June 30, 2007                              $(2,596)
                     ---------------------------------------------- ========================

     Common Stock and Option Issuances
     ---------------------------------
     During the six months ended June 30, 2007, the Company issued 65,000 options to employees to purchase common stock. The options have exercise prices of $0.61 and $0.70 (the trading prices of the shares at the date of the grant) and a fair value at the grant date of $19,500. The valuation was determined using the Black-Scholes method. The key assumptions used were a volatility of 69.0% to 74.3%, dividend rate of 0%, a risk free rate of 4.9% and an expected life of 3.25 years. No options were issued during the six months ended June 30, 2006.

     During the six months ended June 30, 2007, the Company issued 646,176 shares on exercise of warrants and 15,000 shares on exercise of options. The warrant exercise was done on a cashless basis. The Company received proceeds of $17,000 from the option exercise. During the six months ended June 30, 2006, the Company issued 37,444 shares of common stock with a fair value of $23,000 to an employee as compensation.

     Earnings Per Share
     ------------------
     The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances have not been included in the computation where the effect would be antidilutive. The following table presents the shares used in the computation of fully diluted earnings er share for the three and six month periods ended June 30, 2007:

        ------------------------------------------------------ --------------------------- --------------------------
                                                                Three Months Ended June      Six Months Ended June
                                                                        30, 2007                   30, 2007
        ------------------------------------------------------ --------------------------- --------------------------
                                                                     (in thousands)             (in thousands)
        ------------------------------------------------------ --------------------------- --------------------------
               Common shares outstanding                                5,532                       5,412
        ------------------------------------------------------ --------------------------- --------------------------
               Warrants to purchase common stock                        1,247                       1,146
        ------------------------------------------------------ --------------------------- --------------------------
               Options to purchase common stock                         1,421                       1,117
                                                                __________________________ __________________________
               Total fully diluted shares                               8,200                       7,675
                                                                ========================== ==========================
        ------------------------------------------------------ --------------------------- --------------------------

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006




     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been antidilutive for the periods presented, consist of the following (in thousands):

                                                            Three Months Ended June 30,             Six Months Ended June 30,
                                                            ---------------------------             -------------------------
                                                                2007            2006                 2007               2006
                                                                ----            ----                 ----               ----
       Options to purchase common stock                          923           4,244                  923              4,244
       Warrants to purchase common stock                         643           3,332                  643              3,332
       Series A Convertible preferred stock                    1,347           1,347                1,347              1,347
                                                               -----           -----                -----              -----

             Total potential common shares                     2,913           8,923                2,913              8,923
                                                               =====           =====                =====              =====

10.    Products and Services

       The Company and its subsidiaries currently operate in one business segment and provide two separate products: ASP services and custom engineering services. The following table displays revenue by product (in thousands):

                                              Three Months Ended June 30,      Six Months Ended June 30,
                                              --------------------------       ------------------------
                                                2007            2006                2007          2006
                                                ----            ----                ----          ----
      ASP IOL fees                             $1,895        $   1,573             $ 3,559        $3,131
      Custom engineering fees                     685              623               1,275         1,080
                                              -------         --------             -------    ----------

           Total Revenue                       $2,580           $2,196              $4,834        $4,211
                                               ======           ======              ======        ======

     Major Customers
     ---------------
     For the three and six month periods ended June 30, 2007, IBM accounted for 48.4% and 49.2% of revenue, respectively, compared to 66.8% and 69.0% for the three and six month periods ended June 30, 2006, respectively. For the three and six month periods ended June 30, 2007, EDS accounted for 48.3% and 47.2% of revenue, respectively, compared to 30.9% and 28.8% for the three and six month periods ended June 30, 2006, respectively. Accounts receivable from these customers amounted to $1,733,000 and $1,937,000 at June 30, 2007 and December 31, 2006, respectively.

11.  Management's Liquidity Plans

     In order to meet the Company's cash needs and to maintain positive operating cash flows the Company has and will continue to take various actions and steps that the Company believes will enable it to attain these goals. These actions include:

     o For the six months ended June 30, 2007 and the year ended December 31, 2006 the Company had net cash provided by continuing operations of $1,731,000 and $1,176,000, respectively. The Company will continue to monitor and control expenses and anticipates that it will continue to achieve positive cash flows from operations.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006




     o The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In the first half of 2007 the Company signed an agreement with a new customer to provide IOL services. Management anticipates that revenue from new customers will continue to increase in 2007 and beyond and expects to further broaden our customer base in 2007, although there is no assurance that the Company will be able to further broaden its customer base.

     o In 2004 the Company entered into a new agreement to provide IOL services to EDS. Revenue from EDS accounted for 47.2% of total revenue for the six months ended June 30, 2007. The Company anticipates that services to EDS will continue grow.

     o In 2006 the Company initiated a cost reduction plan that has significantly reduced operating costs while still enabling the Company to meet its commitments to its customers. For the six months ended June 30, 2007, operating costs decreased $655,000, or 14.9% compared to operating costs for the six months ended June 30, 2006. The Company will continue to seek ways to control and reduce costs.

     o The Company continues to expand its marketing efforts in order to increase the customer base. In this regard, the Company became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. The Company will continue to pursue similar channel partner opportunities.

     Management believes that these plans and new initiatives as discussed above will lead to continued positive cash flows and profitability. While the Company pursues these goals the Company also believes that its ability to generate positive cash flows from operations will provide sufficient cash to meet cash requirements at least through June 30, 2008. There can be no assurance, however, that the Company will achieve the cash flow and profitability goals, or that it will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

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

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006


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

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006





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

Currently, IBM, our largest customer, representing approximately 48.4% and 49.2% of our revenue for the three and six month periods ended June 30, 2007, respectively and 66.8% and 69.0% of revenue for the three and six month periods ended June 30, 2006, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, seven days a week,

                      DIRECT INSITE CORP. AND SUBSIDIARIES



365 days a year. Electronic Data Systems Corp. ("EDS"), accounted for approximately 48.3% and 47.2% of revenue for the three and six month periods ended June 30, 2007, respectively and 30.9% and 28.8% of revenue for the three and six month periods ended June 30, 2006, respectively.

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

Allowance For Doubtful Accounts
-------------------------------
The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. At June 30, 2007 and December 31, 2006, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets
-------------------------------
Statement of Financial Accounting Standards ("SFAS"), No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the three and six month periods ended June 30, 2007 and 2006, respectively.

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

We adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007 as further described in Note 4 to our condensed consolidated financial statements.

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

Results of operations

For the three and six month periods ended June 30, 2007 we had operating income of $640,000 and $1,102,000, respectively, compared to an operating income of $116,000 for the three months ended June 30, 2006 and an operating loss of $176,000 for the six months ended June 30, 2006. We had net income of $617,000 and $1,018,000 for the three and six month periods ended June 30, 2007, respectively, compared to net income of $226,000 for the three months ended June 30, 2006 and a net loss of $307,000 for the six months ended June 30, 2006. The significant improvement in operating results is due to an increase in revenue and cost reductions as further discussed below.

For the three and six month periods ended June 30, 2007 revenue increased $384,000 (17.5%) to $2,580,000 and $623,000 (14.8%) to $4,834,000, respectively, compared to revenue of $2,196,000 and $4,211,000 for the three and six month periods ended June 30, 2006, respectively. Revenue from our core business, recurring ASP IOL services, increased $322,000 (20.5%) and $428,000 (13.7%) for the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. This increase is principally due to the expansion of our services to existing customers. Engineering services revenue increased $63,000 (10.1%) and $195,000 (18.1%) for the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. The increase in the engineering services revenue is the result of further expansion of our services to existing accounts and the addition of a new customer. We anticipate that revenue from ASP IOL services will increase as we begin new initiatives at both IBM and EDS and as we expand our customer base.

Costs of operations, research and development decreased by $16,000 (1.6%) to $987,000 and $204,000 (9.9%) to $1,862,000 for the three and six month periods ended June 30, 2007, respectively, compared to costs of $1,003,000 and
$2,066,000 for the three and six month periods ended June 30, 2006, respectively. These costs consist principally of salaries and related expenses

                      DIRECT INSITE CORP. AND SUBSIDIARIES




for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The decrease in costs is principally due to decreases in personnel wages and benefit costs of $201,000 and $349,000 for the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006 as a result of staff reductions. Rental costs decreased $21,000 and $90,000 for the three and six month periods ended June 30, 2007, respectively, compared to costs in the same periods in 2006 as a result of the reduction in space required for our data centers. These cost reductions were offset by an increase in professional fees of $172,000 and $209,000 for the three and six month periods ended June 30, 2007, respectively, compared to costs in 2006. The increase is due to outsourcing certain software development for completion of engineering services projects. Additionally, software and computer supply costs increase $20,000 and $29,000 for the three and six month periods ended June 30, 2007, respectively, compared to costs in 2006. All other operating expenses increased $14,000, net for the three months ended June 30, 2007 and decreased $3,000 for the six months ended June 30, 2007.

Sales and marketing costs decreased $59,000 (16.9%) and $184,000 (22.6%) to $291,000 and $629,000 for the three and six month periods ended June 30, 2007, respectively, compared to costs of $350,000 and $813,000 for the three and six month periods ended June 30, 2006. Personnel and related benefit costs decreased $79,000 and $224,000 for the three and six months ended June 30, 2007, respectively, as a result of staff reductions. This was offset by an increase in travel costs of $6,000 and $27,000 for the three and six month periods ended June 30, 2007, respectively compared to costs in the same periods in 2006. Additionally, professional fees increased $19,000 and $13,000 for the three and six months ended June 30, 2007, respectively, compared to 2006. We anticipate that sales and marketing costs will increase slightly during the remainder of 2007 as we invest in new marketing initiatives aimed at expanding our customer base.

General and administrative costs decreased $83,000 (12.7%) to $568,000 and $284,000 (21.1%) to $1,061,000 for the three and six month periods ended June 30, 2007, respectively, compared to costs of $651,000 and $1,345,000 for the three and six month periods ended June 30, 2006, respectively. Salaries and related benefits decreased $33,000 and $76,000 for the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. Rent decreased $27,000 and $65,000 for the three and six months ended June 30, 2007, respectively, compared to 2006, due to reduction in corporate office space. Directors' fees decreased $44,000 and $65,000 for the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006, due to fewer meetings. Professional fees, legal costs and accounting fees decreased $25,000 and $78,000 for the three and six month periods ended June 30, 2007, respectively, compared to 2006, principally due to costs incurred for a registration statement in 2006. Commercial insurance costs decreased $9,000 and $19,000 for the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006, primarily due to lower insurance rates. Travel expenses increased $33,000 and $34,000 for the three and six month periods ended June 30, 2007, respectively, compared to costs in the same periods in 2006. All other administrative costs increased $22,000 for the three months ended June 30, 2007 and decreased $15,000 for the six months ended June 30, 2007, compared to the same periods in 2006.

Depreciation and amortization expense increased $18,000 (23.7%) and $17,000 (10.4%) for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, due to the acquisition of new computer equipment.

Interest   expense,   net  decreased   $126,000  (80.3%)  and  $273,000  (80.8%)
principally due to the amortization of debt discount of $222,000 in the first half of 2006 which was fully amortized in 2006, and a decrease in interest due to lower rate of borrowing under our receivables financing agreements.

Other income was $8,000 for the three and six month periods ended June 30, 2007 compared to other expense, net of $32,000 and $62,000 for the three and six month periods ended June 30, 2006, respectively. In 2007 we had $8,000 of income

                      DIRECT INSITE CORP. AND SUBSIDIARIES




from the sale of an investment. In 2006 the Company incurred penalties in connection with the Sigma Capital bridge financing. Also for the three and six month periods ended June 30, 2006 we had expense of $299,000 and $269,000, respectively, due to the marked to market adjustment for the fair value of the warrant liability recorded in connection with the bridge financing. The bridge financing was repaid in 2006.

Financial Condition and Liquidity

For the six months ended June 30, 2007, we had net income of $1,018,000 compared to a net loss of $307,000 for the same period in 2006. Cash provided by operating activities was $1,713,000 in the first six months of 2007 compared to cash provided by operating activities of $322,000 for the same period in 2006, an improvement of $1,399,000. This significant improvement is the result of the increased revenue and lower operating costs as discussed above.

Cash provided by operating activities for the six months ended June 30, 2007 consisted of the net income of $1,018,000, increased by non-cash expenses of $277,000, including depreciation and amortization of property and equipment of $180,000, and stock-based compensation expense of $97,000. In addition accounts receivable decreased by $182,000, prepaid expenses decreased $67,000 and other assets decreased $5,000, while accounts payable and accrued expenses increased $173,000 and deferred revenue increased $17,000. This was offset by $18,000 of cash used for discontinued operations.

Cash used in investing activities was $78,000 net for the six months ended June 30, 2007, compared to $52,000 for same period in 2006. This was principally expenditures for equipment of $86,000 offset by proceeds from the sale of an investment of $8,000.

Cash used in financing activities totaled $871,000 for the six months ended June 30, 2007, compared to cash used in financing activities of $404,000 for the six months ended June 30, 2006. We repaid $70,000 of long-term debt and capital lease obligations in the first six months of 2007 and the balance outstanding under short term revolving loans for receivables financing decreased by $232,000 in 2007. We also repaid lines of credit of $586,000 during the first half of 2007.

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

Management's Liquidity and Financing Plans

In order to meet our cash requirements and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     o For the six months ended June 30, 2007 and the year ended December 31, 2006 we had net cash provided by continuing operations of $1,731,000 and $1,176,000, respectively. We will continue to monitor and control expenses and we anticipate that we will continue to achieve positive cash flows from operations.

     o We may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to us, or if available, on terms and conditions that would be acceptable to us.

                      DIRECT INSITE CORP. AND SUBSIDIARIES




     o We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In the first half of 2007 we signed an agreement with a new customer to provide IOL services. Management anticipates that revenue from new customers will continue to increase in 2007 and beyond and expects to further broaden our customer base in 2007, although there is no assurance that we will be able to further broaden our customer base.

     o In 2004 we entered into a new agreement to provide IOL services to EDS. Revenue from EDS accounted for 47.2% of total revenue for the six months ended June 30, 2007. We anticipate that services to EDS will continue grow.

     o In 2006 we initiated a cost reduction plan that has significantly reduced operating costs while still enabling us to meet our commitments to our customers. For the six months ended June 30, 2007, operating costs decreased $655,000, or 14.9% compared to operating costs for the first six months of 2006. We will continue to seek ways to control and reduce costs.

     o We continue to expand our marketing efforts in order to increase the customer base. In this regard, the Company became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. The Company will continue to pursue similar channel partner opportunities.

     We believe that these plans and new initiatives as discussed above will lead to continued positive cash flows and profitability. While we pursue these goals we also believe that our ability to generate positive cash flows from operations will provide sufficient cash to meet our cash requirements at least through June 30, 2008. There can be no assurance, however, that we will achieve our cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet operating expenses or implement our plans. In such event, we may have to revise our plans and significantly reduce operating expenses, which could have an adverse effect on revenue and operations in the short term.

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

     Based on their evaluation of the Company's disclosure controls and procedures which took place as of June 30, 2007, the Chief Executive Officer and the Chief Financial Officer believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. The Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this weakness since January 2004 at which time the staff of the accounting department was reduced. As a result the Chief Financial Officer devotes

                      DIRECT INSITE CORP. AND SUBSIDIARIES




substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until there is a need for and financial resources permit engaging additional accounting staff. The Company has not determined at this time when such additional staff will be employed.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accepted accounting principles generally accepted in the United States of
America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization. The Company is a small business issuer and therefore is not yet subject to the evaluation of internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") and therefore is not yet subject to the reporting requirements of Regulation S-B, Items 308(a) and (b), and, therefore, has not fully complied with these requirements. The Company is required to be in compliance with Section 404 of the Act and report thereon for the fiscal year ended December 31, 2007 and in this regard has begun to develop a plan for compliance and has engaged outside consultants to assist with the design and implementation of this plan.

During the period covered by this report and since the date of the most recent evaluation of the Company's internal controls over financial reporting by the Chief Executive and Chief Financial Officers, there have been no changes in such controls or in other factors that could have materially affected, or is reasonably likely to materially affect, those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. However, due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the CFO.

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer of transactions and accounting entries. Given these reportable conditions and material weaknesses, as described above, the Chief Financial Officer devoted additional time to closing, preparing and reviewing the report for the six months ended June 30, 2007.

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




DIRECT INSITE CORP.




/s/  James A. Cannavino
------------------------------------------------------
James A. Cannavino, Chief Executive Officer                August 10, 2007



/s/ Michael J. Beecher
---------------------
Michael J. Beecher,  Chief Financial Officer               August 10, 2007