Form 10QSB
period 2007-09-30
DIRECT INSITE CORP
filed 2007-11-07
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
                                   (Mark One)


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2007

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

The number of shares of $.0001 par value stock outstanding as of October 31, 2007 was: 6,916,940.

Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                              ---    ---

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                 Page
     Item 1

     Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and
       December 31, 2006 .................................................................................        3
     Condensed Consolidated Statements of Operations
       For the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)........................        4

     Condensed Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)..................................        5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................        6

     Item 2

     Management's Discussion and Analysis or Plan of Operations ..........................................       17

     Item 3

     Controls and Procedures..............................................................................       23

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................................................       25

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..................................       25

     Item 3. Defaults Upon Senior Securities .............................................................       25

     Item 4.  Submission of Matters to a Vote of Security Holders ........................................       25

     Item 5. Other Information ...........................................................................       25

     Item 6. Exhibits.....................................................................................       25

     Signatures ..........................................................................................       26


CERTIFICATIONS ...........................................................................................       27

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
                        (In thousands, except share data)

                                                                                  September 30,         December 31,
                                                                                      2007                 2006
                                                                              --------------------- --------------------
                                                                                  (Unaudited)             (Audited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $           1,933     $             295
  Accounts receivable, net of allowance for doubtful accounts of
   $0 in 2007 and 2006                                                                    1,678                 1,999
  Prepaid expenses and other current assets                                                 125                   139
                                                                              --------------------- --------------------
       Total current assets                                                               3,736                 2,433

Property and equipment, net                                                                 428                   450
Other assets                                                                                275                   280
                                                                              --------------------- --------------------
         TOTAL ASSETS                                                          $          4,439     $           3,163
                                                                              ===================== ====================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Short-term revolving loans                                                   $            590     $             481
  Lines of credit                                                                             0                   586
  Current portion of capital lease obligations                                               38                    58
  Current portion of notes payable                                                           78                    53
  Accounts payable and accrued expenses                                                   1,629                 2,028
  Dividends payable                                                                       3,147                 2,489
  Deferred revenue                                                                          343                   564
  Warrant liability                                                                           0                   602
  Liabilities from discontinued operations                                                   14                    37
                                                                              --------------------- --------------------
       Total current liabilities                                                          5,839                 6,898

Capital lease obligations, net of current portion                                             5                    34
Notes payable, net of current portion                                                       160                   130
                                                                              --------------------- --------------------
       Total liabilities                                                                  6,004                 7,062
                                                                              --------------------- --------------------

Commitments and contingencies

Shareholders' deficiency
 Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
  Series A Convertible Preferred, 134,680 issued and outstanding in 2007 and 2006; liquidation preference of $2,750,000;
  Series B Redeemable Preferred, 974 shares issued and outstanding in                         -                     -
  2007 and 2006; liquidation preference of $974,075;
  Series C Redeemable Preferred, 2,000 shares issued and outstanding                          -                     -
  in 2007 and 2006; liquidation preference of $2,000,000;
  Series D Redeemable Preferred, 100 shares issued and outstanding in 2007 and 2006; liquidation preference of $100,000.
 Common stock, $0.0001 par value; 50,000,000 shares authorized;
 6,953,554 shares issued in 2007 and 5,293,311 shares issued in 2006;
 and 6,913,627 shares outstanding in 2007 and 5,253,384 shares
 outstanding in  2006                                                                        1                      -
 Additional paid-in capital                                                            114,597                113,185
 Accumulated deficit                                                                  (115,835)              (116,756)
                                                                              --------------------- --------------------
                                                                                        (1,237)               (3,571)

  Common stock in treasury, at cost  - 24,371 shares                                      (328)                 (328)
                                                                              --------------------- --------------------
       Total shareholders' deficiency                                                   (1,565)               (3,899)
                                                                              --------------------- --------------------

          TOTAL LIABILITIES AND SHAREHODERS' DEFICIENCY                       $          4,439      $            3,163
                                                                              ===================== ====================

See notes to condensed consolidated financial statements.                      3

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
                      (in thousands, except per share data)

                                                                   Three Months Ended                Nine Months Ended
                                                                   ------------------                -----------------
                                                                     September 30,                     September 30,
                                                                     -------------                     -------------
                                                                  2007            2006             2007             2006
                                                            --------------- --------------- ----------------- ----------------

Revenue                                                     $       2,582   $       2,185   $       7,416      $      6,396
                                                            --------------- --------------- ----------------- ----------------

Costs and expenses
  Operations, research and development                                844             785           2,706             2,851
  Sales and marketing                                                 245             296             873             1,109
  General and administrative                                          871             612           1,931             1,957
  Depreciation and amortization                                        78              76             259               239
                                                            --------------- --------------- ----------------- ----------------
                                                                     2038           1,769           5,769             6,156
                                                            --------------- --------------- ----------------- ----------------
Operating income                                                      544             416           1,647               240

Other expenses
  Change in fair value of warrant liability                            --             254              --               (15)
  Other (income) expense, net                                          --              45              (8)              112
  Interest expense, net                                                20             210              86               543
                                                            --------------- --------------- ----------------- ----------------

Income (loss) before provision for income tax                         524             (93)          1,569              (400)
Provision for income tax                                              --              --              27                --
                                                            --------------- --------------- ----------------- ----------------

Net income (loss)                                                     524             (93)          1,542              (400)

Preferred stock dividends                                            (227)           (181)           (658)             (529)
                                                            --------------- --------------- ----------------- ----------------

Net income (loss) attributable to common shareholders       $         297   $        (274)  $         884     $        (929)
                                                            =============== ==============  ================= ================

Basic  income (loss) per share attributable
 to common shareholders                                     $        0.05   $       (0.01)  $        0.16    $         0.23)
                                                            =============== ==============  ================= ================
Fully diluted income (loss) per share attributable
 to common shareholders                                     $        0.03   $       (0.01)  $        0.11    $         0.23)
                                                            =============== ==============  ================= ================
Basic weighted average common shares outstanding                    6,082           4,679           5,650             4,600
                                                            =============== ==============  ================= ================
Fully diluted weighted average common shares outstanding            9,014           4,679           8,136             4,600
                                                            =============== ==============  ================= ================

See notes to condensed consolidated financial statements.                      4

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                        (In thousands, except share data)

                                                                                         For the Nine Months Ended
                                                                                         -------------------------
                                                                                               September  30,
                                                                                               --------------
                                                                                           2007               2006
                                                                                   ------------------- ------------------
Cash flows from operating activities
 Net income (loss) from continuing operations                                        $       1,542      $        (400)
 Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
   Amortization and depreciation:
     Property and equipment                                                                    259                 239
     Discount on debt                                                                           --                 375
    Stock based compensation expense                                                           458                 136
    Change in fair value of warrant liability                                                   --                 (15)
    Gain on sale of investment                                                                  (8)                 --

  Changes in operating assets and liabilities:
    Accounts receivable                                                                        320                 430
    Prepaid expenses and other current assets                                                   14                 146
    Other assets                                                                                 3                   7
    Accounts payable and accrued expenses                                                      (37)                217
    Deferred revenue                                                                          (221)             (225)
                                                                                   ------------------- ------------------
       Net cash provided by continuing operations                                            2,330                910
                                                                                   ------------------- ------------------

  Change in:
    Liabilities from discontinued operations                                                   (23)                (15)
                                                                                   ------------------- ------------------
       Net cash used in discontinued operations                                                (23)                (15)
                                                                                   ------------------- ------------------
       Net cash provided by operating activities                                             2,307                 895
                                                                                   ------------------- ------------------

Cash flows used in investing activities
 Proceeds from sale of investment                                                                8                  --
 Expenditures for property and equipment                                                      (130)                (73)
                                                                                   ------------------- ------------------
          Net cash used in investing activities                                               (122)                (73)
                                                                                   ------------------- ------------------

Cash flows used in financing activities
 Proceeds from issuance of shares on exercise of options                                        28                  --
 Proceeds (Repayments) of revolving loans, net                                                 110                (364)
 Repayment of lines of credit                                                                 (586)                (29)
 Principal payments on capital lease obligations                                               (50)                (82)
 Repayments of long-term debt                                                                  (49)                 (7)
                                                                                   ------------------- ------------------
       Net cash used in financing activities                                                  (547)               (482)
                                                                                   ------------------- ------------------

Net increase in cash and cash equivalents                                                    1,638                 340

Cash and cash equivalents - beginning of period                                                295                 364
                                                                                   ------------------- ------------------

Cash and cash equivalents - end of period                                          $         1,933      $          704
                                                                                   =================== ==================

Cash paid for interest
                                                                                   $            90      $          129
                                                                                   =================== ==================
Cash paid for income taxes                                                         $            14      $           --
                                                                                   =================== ==================
Non-cash investing and financing activities:
Acquisition of equipment through issuance of debt                                  $           104      $           43
                                                                                   =================== ==================
Dividends accrued and unpaid                                                       $           658      $          529
                                                                                   =================== ==================
Reclassification of warrant liability                                              $           602      $           --
                                                                                   =================== ==================
Common stock issued in settlement of accrued expenses                              $           360      $           46
                                                                                   =================== ==================

See notes to condensed consolidated financial statements                       5

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006



1.   Interim Financial Information

     The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries ("Direct Insite" or the "Company"). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of September 30, 2007, and the condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006, have been prepared by the Company and are not audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In addition, the December 31, 2006 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. These interim financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three and nine month periods ended September 30, 2007, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form-10KSB. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the audited December 31, 2006 consolidated financial statements except for the adoption of Financial Accounting Standards Board Staff Position EITF 00-19-2 ("FSP EITF 00-19-2") and Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in
     Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which is discussed in Notes 3 and 4 below.

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

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006




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

     Management's liquidity plans are discussed in Note 11. Also, as described in Note 10, the Company has two customers that accounted for approximately 49.1% and 47.6% of the Company's revenue for the nine month period ended September 30, 2007 and 68.5% and 29.5% of revenue for the nine month period ended September 30, 2006. Loss of either of these customers would have a material adverse effect on the Company.


3.   Change in Accounting Principle

     Prior to January 1, 2007 the Company, under the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", was required to record the warrants issued in conjunction with a bridge loan as a derivative liability at fair value on the date of issuance due to the registration payment arrangements included in the financing and warrant agreements. At December 31, 2006 the fair value of the warrant liability was $602,000. In January 2007, the Company changed the method of accounting following the guidance of FSP EITF 00-19-2 which provides that the contingent obligation to make future payments under a registration payment arrangement should be accounted for as a separate agreement in accordance with FASB Statement No. 5, Accounting for Contingencies. As a result the warrant liability of $575,000 was reclassified to Additional Paid In Capital based on its original fair value and the cumulative effect of the change in accounting principle of $37,000 was recorded as a credit to accumulated deficit. The cumulative effect upon adoption of FSP EITF 00-19-2 is summarized below:

       Accumulated deficit - December 31, 2006                            $(116,756)
         Cumulative effect of the change in accounting principle                 37
                                                                       --------------

       Accumulated deficit - January 1, 2007                             $(116,719)
                                                                       ==============

4.   Accounting for Uncertainty in Income Taxes

     The Company adopted FIN 48, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006



     The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2003 through 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the nine months ended September 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our consolidated financial position, results of operations or cash flows.

5.   Stock Based Compensation

     Stock Options
     -------------

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No, 123(Revised 2004), "Share-Based Payment", ("SFAS 123(R)"), using the modified-prospective-transition method. As a result, for the three and nine month periods ended September 30, 2007, the Company recorded $11,000 and $70,000, respectively, in compensation expense for the fair value of options. For the three and nine month periods ended September 30, 2006, the Company recorded $21,000 and $69,000, respectively, in compensation expense for the fair value of options. At September 30, 2007, there was $45,000 of total unrecognized compensation costs related to stock options granted which is expected to be recognized over a weighted average period of 1.1 years.

     Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At September 30, 2007, 5,820,000 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises. There were 80,000 and 360,000 options issued during the nine month periods ended September 30, 2007 and 2006, respectively. The weighted average grant date fair value of these options was $29,000 for options issued in 2007 and $48,000 for the options issued in 2006. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model (see Note 9).

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


     A summary of option activity under the plans for the nine months ended September 30, 2007 is as follows:

   ------------------------------------ ----------------- --------------------- -------------------- ----------------------

                                                                                 Weighted Average
                                                              Weighted Average     Remaining          Aggregate Intrinsic
                                               Shares          Exercise Price      Contractual              Value
                                           (in thousands)                         Term (in years)       (in thousands)
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Balance, January 1, 2007                    4,604               $1.15
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Granted                                    80               $0.70
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Exercised                                (213)              $1.27
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Canceled                               (1,710)              $1.63
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Forfeited                                  --
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Balance, September 30, 2007                 2,761               $0.84                 2.4                 $3,469
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Exercisable, September 30, 2007             2,563               $0.88                 2.3                 $3,140
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------

     The total fair value of shares vested during the nine months ended September 30, 2007 was $63,000.

     Restricted Stock Grants
     -----------------------
     A summary of the status of the Company's restricted non-vested shares issued pursuant to employment agreements as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below (see Note 12):

------------------------------------------- ----------------------------------- ----------------------------------------------

              Non-vested Shares                     Shares (in thousands)       Weighted-average Grant Date Fair Value
------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at January 1, 2007                               --
------------------------------------------- ----------------------------------- ----------------------------------------------
Granted                                                    820                                  $2.25
------------------------------------------- ----------------------------------- ----------------------------------------------
Vested                                                    (150)                                 $2.25
                                            --------------------------------------
------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at September 30, 2007                           670                                  $2.25
                                            ====================================================================
------------------------------------------- ----------------------------------- ----------------------------------------------

     The future expected expense for non-vested shares is $1,514,000 and will be recognized on a straight-line basis over the period October 1, 2007 through December 31, 2010.


6.   Discontinued Operations

     In 2001, the Company and Platinum Communications, Inc. ("Platinum") completed a merger under an Agreement and Plan of Merger ("Merger
     Agreement"). Under the Merger Agreement, a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Platinum. As a result of the lack of development of the Platinum business and to focus the Company's resources on its core business, in December 2003, the Company decided to close the operations of Platinum. Accordingly, the assets and liabilities of Platinum are presented as discontinued operations for both the current and prior period. At September 30, 2007 and December 31, 2006, liabilities of the discontinued operation consist of loans and accounts payable of $14,000 and $37,000, respectively.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006



7.   Accounts Receivable and Revolving Loans

     On May 31, 2007, the Company renewed an Accounts Receivable Line of Credit with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less finance charges equal to the prime rate plus 2.00% per month (currently 9.75%), is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The Company paid a facility fee of $15,000 for the renewal and the agreement expires on May 30, 2008. At September 30, 2007, the Company had assigned approximately $426,000 of accounts receivable to the Bank and received advances of $341,000. At December 31, 2006, the Company had assigned approximately $290,000 of accounts receivable to the Bank and received advances of $232,000 from the Bank.

     In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company may assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a former Director of the Company, are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At September 30, 2007 and December 31, 2006, the Rec Fund had a total principal available for advances of $250,000 and the Company had outstanding advances at those dates from the Rec Fund of $249,000 resulting in an unused availability under the agreement of $1,000 at such dates.

8.   Debt

     Notes payable
     -------------

     At September 30, 2007 and December 31, 2006, notes payable consist of $238,000 and $183,000, respectively, of borrowings for the purchase of equipment. These notes bear interest at rates ranging from 8.8% to 10.25% per year and mature through April 2011. The notes are collateralized by the equipment purchased with net book values of $213,000 and $178,000, at September 30, 2007 and December 31, 2006, respectively.

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

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006



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

     Capitalized lease obligations
     -----------------------------

     The Company has equipment under capital lease obligations expiring at various times through 2008. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 10.2% to 19.2%. At September 30, 2007, the gross and net book value of the related assets is approximately $120,000 and $19,000, respectively. At December 31, 2006, the gross and net book value of the related assets was approximately $414,000 and $66,000, respectively.


9.   Shareholders' Deficiency

     The following table summarizes the changes in shareholders' deficiency for the nine months ended September 30, 2007:

                     -------------------------------------------------- --------------------
                                                                               In thousands
                     -------------------------------------------------- --------------------
                            Balance - January 1, 2007                           $ (3,899)
                     -------------------------------------------------- --------------------
                              Dividends accrued                                     (658)
                     -------------------------------------------------- --------------------
                              Reclassification of warrant liability                  602
                     -------------------------------------------------- --------------------
                              Stock based compensation                               111
                     -------------------------------------------------- --------------------
                              Shares issued for services                             709
                     -------------------------------------------------- --------------------
                              Exercise of stock options                               28
                     -------------------------------------------------- --------------------
                              Net income                                           1,542
                                                                               ----------
                     -------------------------------------------------- --------------------
                            Balance - September 30, 2007                        $ (1,565)
                     -------------------------------------------------- --------------------

     Common Stock and Option Issuances
     ---------------------------------

     During the nine months ended September 30, 2007, the Company issued 80,000 options to employees to purchase common stock. The options have exercise prices ranging from $0.61 to $0.95 (the trading prices of the shares at the date of the grant) and a fair value at the grant date of $29,000. The valuation was determined using the Black-Scholes method. The key assumptions used were an expected volatility based on historical volatility of 69.0% to 76.7% with a weighted average volatility of 71.7%, dividend rate of 0%, a risk free rate of 3.9% to 4.9% and an expected life of 3.25 years using the simplified method to determine expected life. During the nine months ended September 30, 2006, the Company issued options to purchase 360,000 common shares to certain employees. The options have an exercise price of $0.25 per share (the trading price of the shares at the date of the grant) and a fair value at the grant date of $48,000. The

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006



     valuation was determined using the Black-Scholes method. The key assumptions used were an expected volatility of 73.7% based on historical volatility, a risk free interest rate of 4.9% and expected life of 3.25 years using the simplified method for determining expected life. During the nine months ended September 30, 2007 and 2006 the Company recorded $111,000 and $136,000 of compensation expense related to the vesting of stock options.

     During the nine months ended September 30, 2007, the Company issued 88,740 shares valued at $44,000 for settlement of accrued directors' fees, 18,720 shares valued at $10,000 and 11,217 shares valued at $16,000 to an employee for accrued compensation for the previous year and for services in 2007, respectively, and 659,618 shares valued at $306,000 to certain employees, executives and former employees for accrued compensation related to salary reductions in 2005 and 2006. The Company also issued 140,000 shares valued at $315,000 based on the closing market price on the date of the grant to the Chief Executive Officer for compensation under his employment agreement (see Note 12). The Company also amended its employment agreements with its Chief Operating Officer and Chief Technology Officer which included the granting of 5,000 restricted common shares each month from August 1, 2008 through December 31, 2010 for each of these employees (see Note 12). The Company valued the shares at $652,000 based on the closing market price on the date of grant and will amortize the compensation expense over the term of the employment agreement. The Company recorded compensation expense of $16,000 related to the restricted stock grants to it Chief Operating Officer and Chief Technology Officer during the nine months ended September 31, 2007. During the nine months ended September 30, 2006, the Company issued 49,944 shares of common stock valued at $22,000 to an employee as compensation, and 64,729 shares valued at $24,000 as partial settlement of a consulting agreement.

     Also, during the nine months ended September 30, 2007, the Company issued 646,176 shares on exercise of warrants and 95,772 shares on exercise of options. The warrant exercise was done on a cashless basis. The Company received proceeds of $28,000 from the exercise of 25,000 options and 70,772 shares were issued on the cashless exercise of options.

     Earnings Per Share
     ------------------

     The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances have not been included in the computation where the effect would be anti-dilutive. The following table presents the shares used in the computation of fully diluted earnings per share for the three and nine month periods ended September 30, 2007:

        ------------------------------------------------------ --------------------------- --------------------------
                                                                   Three Months Ended          Nine Months Ended
                                                                   September 30, 2007         September 30, 2007
        ------------------------------------------------------ --------------------------- --------------------------
                                                                     (in thousands)             (in thousands)
        ------------------------------------------------------ --------------------------- --------------------------
               Common shares outstanding                                6,082                       5,650
        ------------------------------------------------------ --------------------------- --------------------------
               Warrants to purchase common stock                        1,164                       1,152
        ------------------------------------------------------ --------------------------- --------------------------
               Options to purchase common stock                         1,768                       1,334
                                                                        -----                       -----
        ------------------------------------------------------ --------------------------- --------------------------
               Total fully diluted shares                               9,014                       8,136
                                                                        =====                       =====
        ------------------------------------------------------ --------------------------- --------------------------

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006



     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

                                                    Three Months Ended                     Nine Months Ended
                                                    ------------------                     -----------------
                                                       September 30,                          September 30,
                                                       -------------                          -------------
                                                    2007            2006                 2007               2006
                                                    ----            ----                 ----               ----
     Options to purchase common stock                445           4,604                  445              4,604
     Warrants to purchase common stock               200           3,332                  200              3,332
     Series A Convertible preferred stock          1,347           1,347                1,347              1,347
                                                   -----           -----                -----              -----

           Total potential common shares           1,992           9,283                1,992              9,283
                                                   =====           =====                =====              =====

10.  Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: ASP services and custom engineering services. The following table displays revenue by product (in thousands):

                                             Three Months Ended               Nine Months Ended
                                             ------------------               -----------------
                                                September 30,                    September 30,
                                             ------------------               -----------------
                                           2007             2006               2007           2006
                                           ----             ----               ----           ----
      ASP IOL fees                        $2,035        $   1,715             $ 5,594        $4,846
      Custom engineering fees                547              470               1,822         1,550
                                          -------         --------             ------         ------

           Total Revenue                  $2,582           $2,185              $7,416        $6,396
                                         =======         ========             =======        ======

     Major Customers
     ---------------

     For the three and nine month periods ended September 30, 2007, IBM accounted for 48.8% and 49.1% of revenue, respectively, compared to 67.5% and 68.5% for the three and nine month periods ended September 30, 2006, respectively. For the three and nine month periods ended September 30, 2007, EDS accounted for 48.5% and 47.6% of revenue, respectively, compared to 30.8% and 29.5% for the three and nine month periods ended September 30, 2006, respectively. Accounts receivable from these customers amounted to $1,613,000 and $1,937,000 at September 30, 2007 and December 31, 2006,
     respectively.

11.  Management's Liquidity Plans

     In order to meet the Company's cash needs and to maintain positive operating cash flows the Company has and will continue to take various actions and steps that the Company believes will enable it to attain these goals. These actions include:

          o For the nine months ended September 30, 2007 and the year ended December 31, 2006 the Company had net cash provided by continuing operations of $2,330,000 and $1,176,000, respectively. The Company will continue to monitor and control expenses and anticipates that it will continue to achieve positive cash flows from operations.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006



          o The Company may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to the Company, or if available, on terms and conditions that would be acceptable to the Company. The Company does not anticipate raising any capital from these sources in the next 12 months.

          o The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In the nine months of 2007 the Company signed an agreement with two new customers to provide IOL services. Management anticipates that revenue from new customers will continue to increase in 2007 and beyond and expects to further broaden our customer base in 2007, although there is no assurance that the Company will be able to further broaden its customer base.

          o In 2006 the Company initiated a cost reduction plan that has significantly reduced operating costs while still enabling the Company to meet its commitments to its customers. For the nine months ended September 30, 2007, operating costs decreased $387,000, or 6.3% compared to operating costs for the nine months ended September 30, 2006. During this period revenue increased $1,020,000 (15.9%) compared to the same period in 2006. The Company will continue to seek ways to control and reduce costs.

          o The Company continues to expand its marketing efforts in order to increase the customer base. In this regard, the Company became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. The Company will continue to pursue similar channel partner opportunities.

     Management believes that these plans and new initiatives as discussed above will lead to continued positive cash flows and profitability. While the Company pursues these goals the Company also believes that its ability to generate positive cash flows from operations will provide sufficient cash to meet cash requirements at least through September 30, 2008. There can be no assurance, however, that the Company will achieve the cash flow and profitability goals, or that it will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

12.  Commitments and Contingencies

     Employment Agreements
     ---------------------

     On August 22, 2007, the Board ratified and approved the Services Agreement with its Chairman and Chief Executive Officer, James A. Cannavino,
     effective June 1, 2007 for a term ending on December 31, 2010. The agreement calls for compensation of $20,000 per month (with a 10% increase on each annual anniversary subject to approval of the Company's Compensation Committee and based on performance of the Company), a one-time grant of 100,000 shares of restricted common stock and the granting of 10,000 shares of restricted common stock per month commencing with the execution of the Agreement and ending on December 1, 2010. The fair value of the stock grants is $1,193,000 based on the closing price of the shares

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006



     on the grant date. During the three months ended September 30, 2007, the Company issued 140,000 shares valued at $268,000 as compensation related to the services agreement. The agreement further provides for: reimbursement of certain expenses; living and travel expenses approximating $11,000 per month; and certain severance benefits in the event of termination prior to the expiration date.

     On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Operating Officer, Matthew E. Oakes, for a term ending on December 31, 2010. The agreement calls for compensation of $15,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

     On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Technology
     Officer, Arnold P. Leap, for a term ending on December 31, 2010. The agreement calls for compensation of $16,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.


13.  New Accounting Pronouncements

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

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006



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

Currently, IBM, our largest customer, representing approximately 48.8% and 49.1% of our revenue for the three and nine month periods ended September 30, 2007, respectively and 67.5% and 68.5% of revenue for the three and nine month periods ended September 30, 2006, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, seven days a week,

                      DIRECT INSITE CORP. AND SUBSIDIARIES



365 days a year. Electronic Data Systems Corp. ("EDS"), accounted for approximately 48.5% and 47.6% of revenue for the three and nine month periods ended September 30, 2007, respectively and 30.8% and 29.5% of revenue for the three and nine month periods ended September 30, 2006, respectively.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES



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

Allowance For Doubtful Accounts
-------------------------------

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. At September 30, 2007 and December 31, 2006, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets
-------------------------------

Statement of Financial Accounting Standards ("SFAS"), No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the three and nine month periods ended September 30, 2007 and 2006, respectively.

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

Results of operations

For the three and nine month periods ended September 30, 2007 we had operating income of $544,000 and $1,647,000, respectively, compared to an operating income of $416,000 and $240,000 for the three and nine months ended September 30, 2006, respectively. We had net income of $524,000 and $1,542,000 for the three and nine month periods ended September 30, 2007, respectively, compared to a net loss of $93,000 and $400,000 for the three and nine month periods ended September 30, 2006, respectively. The significant improvement in operating results is due to an increase in revenue and cost reductions as further discussed below.

For the three and nine month periods ended September 30, 2007 revenue increased $397,000 (18.2%) to $2,582,000 and $1,020,000 (15.9%) to $7,416,000,
respectively, compared to revenue of $2,185,000 and $6,396,000 for the three and nine month periods ended September 30, 2006, respectively. Revenue from our core business, recurring ASP IOL services, increased $320,000 (18.7%) and $748,000 (15.4%) for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. This increase is principally due to the expansion of our services to existing customers. Engineering services revenue increased $77,000 (16.4%) and $272,000 (17.5%) for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. The increase in the engineering services revenue is the result of further expansion of our services to existing accounts and the addition of a new customer. We anticipate that revenue from ASP IOL services will increase as we begin new initiatives at both IBM and EDS and as we expand our customer base.

Costs of operations, research and development increased by $59,000 (7.5%) to $844,000 and decreased $145,000 (5.1%) to $2,706,000 for the three and nine month periods ended September 30, 2007, respectively, compared to costs of

                      DIRECT INSITE CORP. AND SUBSIDIARIES




$785,000 and $2,851,000 for the three and nine month periods ended September 30, 2006, respectively. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The increase in costs for the three months ended September 30, 2007 was principally due to an increase in professional fees for contract developers of $89,000 and an increase in rental costs for the co-location production facilities of $16,000, offset by a decrease in salaries and benefits of $36,000, while all other costs decreased $10,000. The decrease in costs for the nine months ended September 30, 2007, was primarily due to a decrease in salaries and related costs of $385,000, a decrease in rental costs of $74,000, and a decrease in telephone and data line costs of $26,000, offset by an increase in professional fees for contract developers of $297,000 and an increase in costs for software and supplies of $40,000. All other costs for the nine month period increased $3,000. The decrease in salaries and related costs was due to staff reductions as the Company began outsourcing some of its development activities.

Sales and marketing costs decreased $51,000 (17.2%) and $236,000 (21.3%) to $245,000 and $873,000 for the three and nine month periods ended September 30, 2007, respectively, compared to costs of $296,000 and $1,109,000 for the three and nine month periods ended September 30, 2006. Personnel and related benefit costs decreased $25,000 and $249,000 for the three and nine months ended September 30, 2007, respectively, as a result of staff reductions. For the three and nine months ended September 30, 2007, professional fees decreased $26,000 and $16,000, respectively. For the nine months ended September 30, 2007, travel and entertainment costs increased $26,000 while all other sales and marketing costs increased $3,000. We anticipate that sales and marketing costs will increase slightly during the remainder of 2007 as we invest in new marketing initiatives aimed at expanding our customer base.

General and administrative costs increased $259,000 (42.3%) to $871,000 and decreased $26,000 (1.3%) to $1,931,000 for the three and nine month periods ended September 30, 2007, respectively, compared to costs of $612,000 and $1,875,000 for the three and nine month periods ended September 30, 2006, respectively. Costs for the three months ended September 30, 2007 increased principally due to an increase of $396,000 in salaries and related costs including stock based compensation costs. This increase included a charge of $315,000 for the fair value of stock granted to the Chief Executive Officer as provided in his employment agreement (see Note 12 to the Condensed Consolidated Financial Statements). This was offset by a decrease in directors' fees of $44,000, a decrease in legal and accounting fees of $40,000 and a decrease in travel and entertainment costs of $37,000. All other general and administrative costs decreased $16,000 for the quarter. The decrease in general and administrative costs for the nine months ended September 30, 2007 was due to an increase in salaries and related costs of $320,000 offset by a decrease in legal and accounting fees of $126,000, a decrease of $117,000 in directors' fees, a decrease of $66,000 in rent expense and a decrease in insurance costs of $25,000. Legal and accounting fees decreased principally due to higher costs in 2006 related to costs incurred in filing a registration statement in 2006. Directors' fees decreased as a result of fewer Board and Committee meetings in 2007 compared to 2006. All other general and administrative costs decreased $12,000 for the nine months ended September 30, 2007.

Depreciation and amortization expense increased $2,000 (2.6%) and $20,000 (8.4%) for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, due to the acquisition of new computer equipment.

Net interest expense decreased $190,000 (90.5%) and $457,000 (84.2%) principally due to the amortization of debt discount of $222,000 in the first half of 2006 which was fully amortized in 2006, and a decrease in interest due to lower rate of borrowing under our receivables financing agreements and repayment of outstanding bank lines of credit during the nine months ended September 30, 2007.

                      DIRECT INSITE CORP. AND SUBSIDIARIES



Other income was $0 and $8,000 for the three and nine months ended September 30, 2007 compared to other expense, net of $45,000 and $112,000 for the three and nine month periods ended September 30, 2006, respectively. In 2007 we had $8,000 of income from the sale of an investment. In 2006 the Company incurred penalties in connection with the Sigma Capital bridge financing. Also for the three and nine month periods ended September 30, 2006 we had expense of $254,000 and income of $15,000, respectively, due to the marked to market adjustment for the fair value of the warrant liability recorded in connection with the bridge financing. The bridge financing was repaid in 2006.

Financial Condition and Liquidity

For the nine months ended September 30, 2007, we had net income of $1,542,000 compared to a net loss of $400,000 for the same period in 2006. Cash provided by operating activities was $2,307,000 in the first nine months of 2007 compared to cash provided by operating activities of $895,000 for the same period in 2006, an improvement of $1,412,000. This significant improvement is the result of the increased revenue and lower operating costs as discussed above.

Cash provided by operating activities for the nine months ended September 30, 2007 consisted of the net income of $1,542,000, increased by non-cash expenses of $718,000, including depreciation and amortization of property and equipment of $259,000, and stock-based compensation expense of $458,000, offset by a gain on the sale of an investment of $8,000. In addition, accounts receivable decreased by $320,000, prepaid expenses decreased $14,000 and other assets decreased $3,000, while accounts payable and accrued expenses decreased $37,000 and deferred revenue decreased $221,000. Cash used to repay debt of the discontinued operations was $23,000.

Cash used in investing activities was $122,000 net for the nine months ended September 30, 2007, compared to $73,000 for same period in 2006. This was principally expenditures for equipment of $130,000 offset by proceeds from the sale of an investment of $8,000.

Cash used in financing activities totaled $547,000 for the nine months ended September 30, 2007, compared to cash used in financing activities of $482,000 for the nine months ended September 30, 2006. We repaid $99,000 of long-term debt and capital lease obligations in the first nine months of 2007 and the balance outstanding under short term revolving loans for receivables financing increased by $110,000 in 2007. We also repaid lines of credit of $586,000 during the first nine months of 2007. Additionally, we received proceeds of $28,000 on the exercise of stock options.

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

Management's Liquidity and Financing Plans

In order to meet our cash requirements and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     o For the nine months ended September 30, 2007 and the year ended December 31, 2006 we had net cash provided by continuing operations of $2,330,000 and $1,176,000, respectively. We will continue to monitor and control expenses and we anticipate that we will continue to achieve positive cash flows from operations.

     o    We may raise  additional  capital through private equity offerings and

                      DIRECT INSITE CORP. AND SUBSIDIARIES



          borrowing. There is no assurance however that such capital would be available to us, or if available, on terms and conditions that would be acceptable to us. We do not anticipate raising any capital from these sources in the next 12 months.

     o We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In the nine months of 2007, we signed agreements with two new customers to provide IOL services. We anticipate that revenue from new customers will continue to increase in 2007 and beyond and we expect to further broaden our customer base in 2007, although there is no assurance that we will be able to further broaden our customer base.

     o In 2006 we initiated a cost reduction plan that has significantly reduced operating costs while still enabling us to meet our commitments to our customers. For the nine months ended September 30, 2007, operating costs decreased $387,000, or 6.3% compared to operating costs for the nine months ended September 30, 2006. During this period revenue increased $1,020,000 (15.9%) compared to the same period in 2006. We will continue to seek ways to control and reduce costs.

     o We continue to expand our marketing efforts in order to increase our customer base. In this regard, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. We will continue to pursue similar channel partner opportunities.

     We believe that these plans and new initiatives as discussed above will lead to continued positive cash flows and profitability. While we pursue these goals we also believe that our ability to generate positive cash flows from operations will provide sufficient cash to meet our cash requirements at least through September 30, 2008. There can be no assurance, however, that we will achieve our cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet operating expenses or implement our plans. In such event, we may have to revise our plans and significantly reduce operating expenses, which could have an adverse effect on revenue and operations in the short term.

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

     Based on their evaluation of the Company's disclosure controls and procedures which took place as of September 30, 2007, the Chief Executive Officer and the Chief Financial Officer believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. The Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this weakness since January 2004 at which time the staff of the accounting department was reduced. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial

                      DIRECT INSITE CORP. AND SUBSIDIARIES




reports and the Company expects that this will continue until there is a need for and financial resources permit engaging additional accounting staff. The Company has not determined at this time when such additional staff will be employed.

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

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weakness relate to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer of transactions and accounting entries. Given these reportable conditions and material weaknesses, as described above, the Chief Financial Officer devoted additional time to closing, preparing and reviewing the report for the nine months ended September 30, 2007.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION





Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On September 19, 2007, in connection with the Services Agreement, dated as of June 1, 2007, by and between Direct Insite Corp. and its Chairman and Chief Executive Officer, James A. Cannavino, the Company issued to Mr. Cannavino 140,000 shares of restricted common stock. The consideration received by the Company for these issuances are Mr. Cannavino's ongoing services to the Company as set forth in the Services Agreement. We issued the unregistered securities in reliance on the exemptions provided by
     Section 4(2) of the Securities Act as a transaction not involving public offerings.

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




DIRECT INSITE CORP.




/s/  James A. Cannavino
-------------------------------------------
James A. Cannavino, Chief Executive Officer                November 7, 2007



/s/ Michael J. Beecher
--------------------------------------------
Michael J. Beecher, Chief Financial Officer                November 7, 2007