Form 10KSB
period 2007-12-31
DIRECT INSITE CORP
filed 2008-03-27
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2007
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Title of each class               Name of each exchange on which registered
     --------------------              -----------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ } No [ X ]

State issuer's revenues for its most recent fiscal year:  $10,111,000

As of March 18, 2008, there were 7,228,073 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $6,660,256 based on the closing sales price of the Common Stock as quoted on the OTC-BB on such date.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one).  Yes [  ]  No [ X ]

                      Direct Insite Corp. and Subsidiaries
                Form 10-KSB for the Year Ended December 31, 2007

                                Table of Contents
                                -----------------

PART I
                                                                                         PAGE
                                                                                         ----
         ITEM 1     Description of Business                                                1

         ITEM 2     Description of Properties                                              9

         ITEM 3     Legal Proceedings                                                     10

         ITEM 4     Submission of Matters to a Vote of Security Holders                   10

PART II

         ITEM 5     Market for Common Equity and Related Stockholder Matters              10

         ITEM 6     Management's Discussion and Analysis or Plan of Operation             11

         ITEM 7     Financial Statements                                                  19

         ITEM 8.    Changes in and Disagreements with Accountants on Accounting           19
                    and Financial Disclosure

         ITEM 8A.    Controls and Procedures                                              19

         ITEM 8B.   Other Information                                                     21
PART III

         ITEM 9.   Directors, Executive Officers, Promoters and Control Persons and
                     Corporate Governance; Compliance with Section 16(a) of the
                     Exchange Act                                                         22

         ITEM 10. Executive Compensation                                                  25

         ITEM 11. Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters                          30

         ITEM 12.  Certain Relationships and Related Transactions and
                        Director Independence                                             31

         ITEM 13.  Exhibits                                                               32

         ITEM 14.  Principal Accountant Fees and Services                                 34


SIGNATURES                                                                                35

CERTIFICATIONS                                                                            Exhibits

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


OVERVIEW

     Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as "Direct Insite" or the "Company"), was organized as a public company, under the laws of the State of Delaware on August 27, 1987. In August, 2000, we changed our name to Direct Insite Corp.

Our Current Business

     Direct Insite operates as an application service provider ("ASP"), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay (PTP) and Order-to-Cash (OTC) processes. The Company's global Electronic Invoice Presentment and Payment ("EIP&P") services automates manual business processes such as complex billing, invoice validation, invoice-to-order matching, consolidation, dispute handling, and payment processing.

     Through extensive automation for presenting, receiving, approving or paying invoices, Direct Insite is helping its customers reduce costs, resolve disputes, enhance cash flow efficiency, and improve customer satisfaction.

     Direct Insite is currently delivering invoicing services across the Americas, Europe, and Asia, including 62 countries, 15 languages and all major currencies. Direct Insite processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents. Suppliers, customers, and internal departments such as Finance and Accounting or Customer Service can easily access these critical business documents whenever they need them through Direct Insite's self-service portal.

     Currently, IBM, our largest customer, representing approximately 51% and 69% of our revenue for the years ended December 31, 2007 and 2006, respectively, utilizes our suite of services to allow their customers from around the globe to receive, analyze, dispute or cost allocate all of their invoice data in their local language and currency at all times within a collaborative web self-service internet portal . Our second largest customer, Electronic Data Systems Corporation, ("EDS") accounted for approximately 46% and 29% of revenue for the years ended December 31, 2007 and 2006, respectively.

PRODUCTS AND SERVICES

     Direct Insite specializes in the automation of financial supply chain best practices within the Procure-to-Pay and Order-to-Cash processes. Direct Insite provides its Software as a Service ("SaaS") and offers Custom Engineering support to implement and customize its solutions.

     The following are Direct Insite's primary service offerings:

          o    Procure-to Pay: eInvoice Management for Accounts Payable
          o    Order-to Cash: eInvoice Management for Accounts Receivable

Procure-to Pay - Electronic Invoice Automation for Accounts Payable

     Direct Insite's eInvoice Management for Accounts Payable dramatically increases accounts payable productivity by streamlining manual supplier invoice validation, inquiry and approval processes.

Supplier Self Service Portal

     Direct Insite's Procure-to-Pay service offering includes a supplier-self service portal and electronic invoice presentment capability that is able to materially reduce call center traffic by resolving inquiries without human intervention. Direct Insite's online portal allows suppliers to access their invoice status, invoice line items, attachments, payment status, and other relevant billing information on their own time, at any time and without having to call or wait for support.

Supplier Electronic Invoice Submission

     Suppliers are able to submit their invoices via electronic formats & adaptors, including web form entry, supplier networks, spreadsheet upload, and Enterprise Resource Planning ("ERP") adaptors such as Oracle, SAP, Great Plains, or legacy billing systems. Suppliers can also perform a purchase order "flip" function where customer orders can be used to automatically generate preliminary bills for review and release for payment.

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

Invoice Approval & Payment

     Once invoices have been validated they can be routed to the Accounts Payable financial system for disbursement or paid within the Direct Insite self-service portal. Direct Insite ensures that a company's ERP financial system is always updated seamlessly.

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

     o    Enhance supplier relationships and overall ease of business

Order-to-Cash - Electronic Invoice Automation for Accounts Receivable

Direct Insite's eInvoice Management for Accounts Receivable service offering generates a dynamic electronic invoice that facilitates customer analysis, dispute resolution, approval and payment. The benefits include lower invoicing costs, more timely payment and improved customer satisfaction.

Invoice Compliance and Validation

     Direct Insite's Order-to Cash solution allows for a preliminary invoice workflow process that automatically validates Accounts Receivable invoices against source billing documents to ensure the invoice is compliant and accurate before the invoice is finalized and distributed to the customer for payment. During the preliminary invoice validation cycle, invoice exceptions are flagged and automatically processed for resolution. Once the invoices have been finalized, they can be released for payment.

Invoice Attachment Processing

     Direct Insite enables billers to distribute electronic attachments with their invoice to proactively provide the supporting documentation often required by Accounts Payable departments. Invoice attachments are then presented online within an easily accessible self-service portal. This facilitates the reconciliation process for the customer and makes for more timely payments.

Invoice Distribution & Self Service Portal Presentment

     Direct Insite's Order-to-Cash service also supports multiple invoice distribution and presentment methods depending upon customer preferences, including online, PDF email, self service downloads, EDI, fax, or print. The invoice presentment capability displays invoices and attachments within a self-service web portal where customers can access their invoice, line item detail, and supporting attachments at all times.

Dispute Management

     Direct Insite further supports the ability for customers to initiate online invoice or line item inquiries and disputes. Specifically, customers can review their invoices within the self-service portal and initiate invoice or line item invoice disputes without having to reach call center support. Once the dispute request has been initiated, customers can approve the remainder of the invoice and schedule it for payment. Easing the dispute process supports customer satisfaction and allows for partial invoice collection to improve cash flow.

Invoice Approval & Payment

     Direct Insite provides a workflow tool, with configurable rules, that customers can use to route an invoice through their corporate approval process. This ensures that invoices are not stalled in the company's authorization hierarchy. Approved invoices can be routed to the ERP financial system for disbursement or paid within the Direct Insite self-service portal. Direct Insite ensures the customer's ERP financial system is updated seamlessly.

Reporting & Data Analysis

     This Order-to-Cash service can store multiple years of online invoice, line item, dispute status, and payment history to generate online reporting and data analysis. Customers can use the self-reporting capability to track their spending or produce detailed usage reports. Internal Finance and Accounting administrators are able to perform online reporting to track scheduled payments or forecast in-bound cash flow.

Audit & Traceability

     Direct Insite's Procure-to-Pay and Order-to-Cash service offerings support a complete audit log whereby all internal and external user actions are logged, tracked and presented in views of user activity history. At any time, authorized administrators can review online user activity and monitor user adoption.

     Direct Insite's Order-to-Cash service offering is focused on providing the following significant business benefits:

     o    Reduce paper invoicing costs
     o Eliminate manual invoice reconciliation, preparation and consolidation processes
     o    Reduce Accounts Receivable call center traffic
     o    Reduce customer disputes and inquiries
     o    Reduce Days Sales Outstanding
     o    Improve overall cash flow
     o    Increase customer satisfaction and competitive advantage


SALES AND MARKETING

     CHANNELS TO MARKET

     Direct Insite has two primary channels to market - direct through our sales representatives and indirect through channel and strategic partners. These channels are supported by a technical sales support group.

     Direct
     ------

     The direct sales organization consists of `in-the-field' sales associates complemented by sales support resources. The sales associates and support resources are primarily responsible for qualifying direct opportunities followed by a proven solution selling methodology. Sales associates engage in direct sales activities that include business value analysis and alignment, capabilities demonstrations, sales forecasting, procurement and contract management. Direct Insite's executive management team is actively involved with and complements Direct Insite's direct sales organization.

     Indirect
     --------

     Direct Insite continues to pursue both reseller and strategic partner relationships to further develop existing account relationships and to increase market coverage. Direct Insite's strategic partnerships complement the direct sales channel and serve to expand Direct Insite's offerings and global market leadership. Strategic partnerships also complement Direct Insite's offerings and capability in the areas of payment transaction processing, content management, centralized user authentication, and other complementary financial supply chain functions. The use of indirect channel relationships also allows Direct Insite to leverage additional engineering and professional resources.

     Technical Sales Support and Post-Sales Account Management
     ---------------------------------------------------------

     Direct Insite has a pre-sales support staff and adds post sales support to the existing account management group as we secure new business. This group is responsible for technical sales presentations, developing proposals and pricing, contract administration and account management post-sales support.

IBM RESELLER AGREEMENT

     The Company executed a reseller agreement with IBM on August 4, 2003. This agreement provides IBM with the ability to sell the Procure-to-Pay and

Order-to-Cash Electronic Invoice Automation service offerings to its customers. The Company supports this sales activity by providing Subject Matter Experts (SME's) to assist the IBM sales organization.

RESEARCH AND DEVELOPMENT

     The computer software industry is characterized by rapid technological change, which requires ongoing development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or changes in manufacturers' hardware and software so require.

     We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of March 18, 2008, our research and development group consists of 17 employees. Further, when needed, we retain the services of independent professional consultants. We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position. For the years ended December 31, 2007 and 2006, research and development expenses were approximately $2,599,000, and $2,381,000, respectively. We believe that investments in research and development are required in order to remain competitive.

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

American  Express - Harbor  Payments,  Inc.  Harbor  Payments  was  acquired  by
American Express on December 31, 2006. Harbor operates as a subsidiary of American Express and its primary base of operations is located in Atlanta, Georgia. The acquisition by American Express supports their strategy to offer a suite of solutions to enable companies to automate their `source to settle' processes - by integrating steps in their electronic purchasing cycle.

170 Systems is a privately held Bedford, Massachusetts provider of software solutions that manage and optimize financial processes - from Accounts Payable to General Ledger. Since 1990, 170 Systems has offered their Financial Suite that includes imaging, workflow, self service, and e-Invoicing functionality.

iPayables is based in Lake Forest, California and was founded in 1999. iPayables provides Internet invoice delivery services focused on reducing paper processing costs within Accounts Payable departments.

JPMorgan Xign, a subsidiary of JPMorgan Chase was founded in 2000 and is headquartered in Pleasanton, California. JPMorgan Xign's Business Settlement Network provides electronic order delivery, invoice processing, and payment service for business-to-business commerce. JPMorgan Xign's product suite focuses on automating a buyer's Order-to-Pay cycle, including receipt, validation, routing, dispute management, approval, payment, and posting.


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


EMPLOYEES

     We had 37 employees, all in the United States, at March 18, 2008, including 22 in technical support, (including research and development), 9 in marketing, sales and support services, and 6 in corporate finance and administration. Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel. We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.

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


RISK FACTORS

     You should carefully consider the factors described below and other information contained in this report on Form 10KSB ("report"). The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us that we currently deem immaterial, or are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

Prior to the year 2006, our operations had not been profitable and we cannot represent that they will continue to be profitable in the future.

     For the years ended December 31, 2007 and 2006 we had net income of $2,100,000 and $269,000, respectively and for the year ended December 31, 2005, we sustained a net loss of $991,000. We have had a long history of losses and we cannot represent that we will continue to be profitable.

We may not be able to obtain funds necessary for the ongoing operation of our business on terms which are acceptable to us.

     At December 31, 2007, we had a working capital deficit of $1,613,000. In 2007 we had positive cash flow from operations of $3,255,000. Based on our current levels of operations and commitments, we believe we will need to continue to generate positive cash flows from operations in order to decrease our dependence on outside financing. If we do not generate sufficient cash flow from operations, adequate funds for us to operate our business on terms which we find acceptable, whether equity financing, debt financing or from other sources, may not be available as needed and may result in significant dilution to our existing security-holders. We have no additional bank or other credit facility or other readily available access to debt financing. If we are unable to secure additional funding when needed, we may be forced to decrease or eliminate certain current or expansion activities. Ultimately, our inability to obtain sufficient funds from operations or external sources would have a material adverse effect on our financial condition and viability.

The large number of shares available for future sale may adversely effect the market price of our stock.

     We have 7,075,289 shares of common stock outstanding as of December 31, 2007, of which approximately 4,600,000 shares are freely tradable. We also have 6,620,988 shares issuable upon the conversion of preferred stock, exercise of options and exercise of warrants. If all of our outstanding options, warrants and convertible securities were exercised or converted, we would have 13,696,277 shares outstanding. The issuance of such a large number of shares could have a significant adverse effect on the market for, as well as the price of, our common stock. A decline in the market price also may make the terms of future financings using our common stock or using convertible debt more burdensome.

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

     We have two customers that accounted for approximately 97% and 98% of our revenue for the years ended December 31, 2007 and 2006, respectively. The loss of either of these customers would have a material adverse effect on our business, financial condition and results of operations.

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

     The average daily volume of trading in our common stock for the three month period ended March 18, 2008 was 4,373 shares. If limited trading in our common stock continues, it may be difficult for investors who purchase shares of common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

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

     Section 404 of the Sarbanes-Oxley Act of 2003 currently requires that we evaluate and report on our system of internal controls for the year ended December 31, 2007 and requires that we have such system of internal controls audited beginning with the year ended December 31, 2008, although there is a current proposal by the SEC Staff to defer this requirement for one additional year. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. The development and/or enhancement of the internal controls to achieve compliance with the Sarbanes-Oxley Act may increase our costs. We currently report a material weakness based on the lack of segregation of financial responsibilities. Weaknesses in our internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 2.  DESCRIPTION OF PROPERTIES
----------------------------------
     We currently maintain leased facilities in the locations listed below:

        Description                Location               Square Footage           Lease term            Annual Rental Cost
        -----------                --------               --------------           ----------            ------------------
    Corporate office           Bohemia, NY                     5,000             7/1/07 - 6/30/08              $94,800
    Satellite office           Deerfield Beach , FL            1,721            11/1/05 - 10/31/08             $37,536
    Co-location facility       Hauppauge, NY                   Note 1           12/1/06 - 11/30/08             $93,240

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         None.

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

     Our common stock is traded on the Over-The-Counter Bulletin Board since October 24, 2003. The following table sets forth the high and low sales prices for our common stock by the quarters indicated:

                                             High      Low
                                             ----      ---
2006
     First Quarter                           0.71      0.07
     Second Quarter                          0.68      0.20
     Third Quarter                           0.78      0.17
     Fourth Quarter                          0.95      0.60

2007
     First Quarter                           1.68      0.76
     Second Quarter                          3.00      0.76
     Third Quarter                           2.50      1.26
     Fourth Quarter                          2.36      1.78

2008
     First Quarter to March 25, 2008         2.00      1.30

(b) As of March 1, 2008, there were 2,544 shareholders of record. We estimate that there are approximately 6,500 shareholders, including shareholders whose shares are held in the name of their brokers or stock depositories.

(c) There were no cash dividends or other cash distributions made by us during the year ended December 31, 2007 to common shareholders. In 2003, we paid dividends of $30,000 to Preferred Series B shareholders. In 2007 we issued 100,000 restricted common shares valued at $213,000 to MetVP in partial payment of dividends on the Series A-Preferred Stock. On January 16, 2008 the Company paid dividends of $773,000 to the holders of the Series B-Preferred Stock. Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) During the fourth quarter of 2006, the Company issued 285,683 common shares as payment in lieu of cash for certain liabilities totaling $71,000, including 144,000 shares issued to Tall Oaks for consulting services and 41,683 shares to Met VP in settlement of accrued interest. The fair value of the shares issued approximated the carrying amounts of the liabilities.

The following table sets forth certain information as of March 23, 2008, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans.

---------------------------------- ------------------------------- -------------------------------- -------------------------------
                                                                                                         Number of securities
                                                                                                       remaining available for
                                                                                                     future issuance under equity
                                     Number of securities to be       Weighted-average exercise     compensation plans (excluding
                                      issued upon exercise of           price of outstanding           securities reflected in
                                        outstanding options                  options                        column (a)
          Plan category                         (a)                           (b)                              (c)
---------------------------------- ------------------------------- -------------------------------- -------------------------------
Equity compensation plans
approved by security holders                 1,187,500                          $0.83                          1,228,666
---------------------------------- ------------------------------- -------------------------------- -------------------------------
Equity compensation plans not
approved by security holders                 1,405,000                          $0.72                            684,526
---------------------------------- ------------------------------- -------------------------------- -------------------------------
Total                                        2,592,500                          $0.77                          1,913,192
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

     Currently, IBM, our largest customer, representing approximately 51% and 69% of our revenue for the years ended December 31, 2007 and 2006, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. Our second largest customer, EDS accounted for approximately 46% and 29% of revenue for the years ended December 31, 2007 and 2006, respectively.

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

     Allowance For Doubtful Accounts
     -------------------------------
     The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. At December 31, 2007 and 2006, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

     Impairment of Long-Lived Assets
     -------------------------------
     Statement of Financial Accounting Standards ("SFAS"), No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2007 and 2006, respectively.

     Income Taxes
     ------------
     The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company currently has significant deferred tax assets. SFAS No. 109, "Accounting for Income Taxes"("FAS 109"), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, and after considering changes in previously existing positive evidence, the Company recorded a full valuation allowance. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests its ability to utilize such assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis. The Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Financial Condition and Liquidity
---------------------------------
     For the year ended December 31, 2007, we had net income of $2,100,000 compared to net income of $269,000 for the year ended December 31, 2006, an improvement of $1,831,000. Cash provided from operations for the year ended December 31, 2007 was $3,255,000 compared to cash provided from operations of $1,149,000 for the year ended December 31, 2006. This improvement is due to the increase in sales, continued control of operating costs and lower costs financing costs as discussed below.

     Cash provided from operations for the year ended December 31, 2007 was $3,255,000, consisting of the net income of $2,100,000, increased by non-cash expenses of $941,000, including depreciation and amortization on property and equipment of $332,000, and stock based compensation expense of $609,000. Cash from operations was further increased by a decrease in accounts receivable, prepaid expenses and other current and non-current assets of $520,000, an increase in accounts payable and accrued expenses of $135,000, offset by a decrease in deferred revenue of $441,000.

     Cash used in investing activities was $202,000 for the year ended December 31, 2007, compared to $97,000 for the previous year. This was principally expenditures for equipment in 2007 and 2006.

     Cash used in financing activities totaled $1,164,000 for the year ended December 31, 2007, compared to cash used in financing activities of $1,121,000 in 2006. We repaid Lines of Credit totaling $586,000 during 2007. In addition, advances from credit lines for receivable financing decreased $481,000 for the year ended December 31, 2007 and we made repayments on capital leases and capital notes of $125,000. We received proceeds on exercise of stock options of $28,000.

     As a result of these operating, investing and financing activities, cash increased by $1,889,000 to $2,184,000 at December 31, 2007.

         At December 31, 2007 we had accrued dividends due to holders of our preferred stock of $3,336,000. In January 2008, we paid $773,000 of dividends to the holders of the Series B Preferred Stock. We believe, based on advice of legal counsel and pursuant to Delaware General Corporation Law, that we are precluded from paying further dividends until such time as we have a surplus or current earnings sufficient to pay these dividends.

Management's Liquidity and Financing Plans

     In order to meet our cash needs and to maintain positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:

     o For the year ended December 31, 2007 we had net cash provided by operations of $3,255,000. The Company will continue to monitor and control expenses and anticipates that it will continue to achieve positive cash flows from operations.

     o We may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to us, or if available, on terms and conditions that would be acceptable to us.

     o We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. During the year ended December 31, 2007 we signed agreements with two new customers to provide our IOL services. We anticipate that revenue from new and current customers will continue to increase in 2008 and beyond and we further expect to add customers, although there is no assurance that we will be able to further broaden our customer base.

     o In 2006 we initiated a cost reduction plan that has significantly reduced our operating costs while still enabling us to meet our commitments to our customers. We intend to continue seeking ways to control and reduce costs.

     o We continue to expand our marketing efforts in order to increase the customer base. In this regard, we became a business partner with IBM and through this relationship will work with IBM to achieve sales to new customers. We intend to continue to pursue similar channel partner opportunities.

     We believe that these plans and new initiatives as discussed above will lead to continued positive cash flows and profitability and will provide sufficient cash to meet cash requirements at least through December 31, 2008. There can be no assurance, however, that we will continue to have positive operating cash flows or that we will achieve our profitability goals, or that we will be able to raise additional capital sufficient to meet our operating expenses or implement our plans. In such event, we may have to revise our plans and significantly reduce our operating expenses, which could have an adverse effect on revenue and operations in the short term.

Results of Operations
---------------------
     IBM continues to be our largest customer accounting for 51% and 69% of total revenue for the years ended December 31, 2007 and 2006, respectively. We derive revenue from IBM from the sale of our Invoices-on-Line ("IOL") managed services (ASP) as well as custom engineering services. We entered into an agreement with IBM wherein for a per transaction fee, we enable IBM to present invoices to their customers via the Internet. Our IOL service is an electronic invoice presentment and payment system ("EIP&P") offering and has been expanded to include additional functionality. In addition EDS accounted for approximately 46% and 29% of revenue for the years ended December 31, 2007 and 2006, respectively. We continue to actively pursue new sales opportunities to reduce sales concentration.

     For the year ended December 31, 2007 revenue increased $1,222,000 or 13.7% to $10,111,000 compared to revenue from continuing operations of $8,889,000 in 2006. The increase is primarily due to an increase in IOL and other recurring services of $1,120,000, and an increase of $102,000 in engineering services. The increase in revenue from ASP services was the result of further deploying our ASP services in Europe and the Asia Pacific regions for IBM and expanding our IOL services to EDS. The increase in the engineering services resulted principally from an increase of services to EDS offset by a decrease in engineering services to IBM. We expect that the addition of new customers and new projects in 2007 will lead to an increase in our ASP and custom engineering revenue in 2008.

     Costs of operations, research and development increased by $220,000 (6.3%) to $3,698,000 for the year ended December 31, 2007 compared to the costs of $3,478,000 in 2006. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP services. The increase in costs is principally due to an increase in costs for outsourced development staff of $445,000, incurred for a major deployment project of our IOL services. The Company will continue to outsource development projects to supplement our employed staff. This increase in operating costs was offset by a reduction in salaries and related costs of $244,000 due to the reduction in employed staff. The staff reductions are consistent with our efforts to outsource development projects. Rents decreased $30,000 primarily due to reduced space requirements at our co-location facility. All other operating expenses combined increased approximately $49,000 net.

     Sales and marketing costs were $1,110,000 for the year ended December 31, 2007, a decrease of $283,000 or 20.3% compared to costs of $1,393,000 in 2006.
Salaries and related costs decreased $289,000 resulting from a staff reduction. Consulting and professional fees decreased $48,000, and rent decreased $41,000. Travel and entertainment costs increased $30,000, and commissions increased $57,000. All other costs sales and marketing costs increased $8,000, net.

     General and administrative costs increased $174,000 or 6.7% to $2,755,000 for the year ended December 31, 2007 compared to costs of $2,581,000 in 2006. Salaries and related costs increased $619,000 principally to an increase in stock based compensation for stock grants and salary increases to certain executives. This was offset by decreases in accounting and legal expense of $168,000, directors' fees of $135,000, rent of $66,000 and insurance expense of $40,000. All other general and administrative costs had a net decrease of $36,000.

     Depreciation and amortization expense increased by $11,000 (3.4%) to $332,000 for the year ended December 31, 2007 compared to costs of $321,000 in 2006, primarily due to additions of computer equipment.

     Interest expense, net decreased by $513,000 to $97,000 for the year ended December 31, 2007 compared to costs of $610,000 in 2006, primarily due to the repayment of Lines of credit of $586,000 in 2007 and the repayment of notes of $750,000 in September 2006. Additionally the Company had a lower rate of borrowing under the short-term revolving loans used for working capital.

     We recorded a charge for the change in the fair value of warrants of $143,000 for the year ended December 31, 2006, and there was no charge for this in 2007 (see Note 3 to the Consolidated Financial Statements).

     Other income, net for the year ended December 31, 2007 was $8,000 compared to net expense of $94,000 in 2006. In 2006 other expense included $120,000 for penalties incurred in connection with the registration statement for the Bridge Loan financing, and $33,000 for the termination and settlement of a consulting agreement, offset by income of $59,000 from liquidating a mutual company insurance policy.

Net Operating Loss Carry Forwards
---------------------------------
     At December 31, 2007, the Company has net operating loss carry-forwards ("NOLs") remaining of approximately $77 million, which may be available to reduce taxable income, if any. These NOLs expire through 2025. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. During 2007, we performed an evaluation as to whether a change in control had taken place. We believe that there has been no change in control as such applies to Section 382. If it is determined that a change in control has taken place, utilization of its NOLs will be subject to severe limitations in future periods, which would have the effect of eliminating substantially all of the future income tax benefits of the NOLs.

Off-Balance Sheet Arrangements
------------------------------
     The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

New Accounting Pronouncements
-----------------------------
     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company (see Note 9).

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

     In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The effect of adopting FSP EITF 00-19-2 are disclosed in Note 3 to the accompanying Consolidated Financial Statements.

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

     In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

     In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders' equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.

     In December 2007, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") regarding the use of a

"simplified" method, as discussed in SAB 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with FASB No. 123(R) "Share Based Payment'. The Staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

Item 7.  FINANCIAL STATEMENTS
-----------------------------
     The financial statements are included beginning on page F-1

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
ON ACCOUNTNG AND FINANCIAL DISCLOSURE
-------------------------------------
         None.

Item 8A.  CONTROLS AND PROCEDURES
---------------------------------
     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Evaluation of Disclosure Controls and Procedures
-------------------------------------------------

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we have evaluated the effectiveness of our disclosure controls and procedures as such term is defined by the rules established under the Securities Exchange Act of 1934.

     Based on our evaluation which took place as of December 31, 2007 (the "Evaluation Date"), we believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. More specifically, the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this material weakness since January 2004 at which time the staff of the accounting department was reduced. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff. The Company has not determined at this time when such additional staff will be employed.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
     The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accepted accounting principles generally accepted in the United States of
America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization. In 2007 the Company adopted and implemented the control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act"). The Company engaged an outside consulting firm to assist Management with the adoption of Section 404. The Company incurred costs of approximately $84,000 for this consultant in 2007.

     Since the date of the most recent evaluation of the Company's internal controls over financial reporting by the Chief Executive and Chief Financial Officers, there have been no changes in such controls or in other factors that could have materially affected, or is reasonably likely to materially affect, those controls, including any corrective actions with regard to significant deficiencies and material weaknesses. However, the Company engaged an outside consultant to assist with the financial closing process as it relates to the Company's tax provision and report thereon.

     It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. However, due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the CFO.

     Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness on the Evaluation Date, under standards established by the American Institute of Certified Public Accountants. As previously stated, the reportable condition and material weakness relates to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer and the consultant as mentioned above, of transactions and accounting entries. Given this reportable condition and material weakness, the Chief Financial Officer devoted additional time to closing, preparing and reviewing the report for the year ended December 31, 2007.

Exhibit A -  Management's  Annual  Report on  Internal  Control  over  Financial
             Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles ("US GAAP") including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 as noted below.

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2007.

Financial Reporting

     Management identified the following significant deficiencies that when aggregated give rise to a material weakness. These deficiencies include a) lack of review or evidence of review in the financial reporting process due to limited segregation of duties b) the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control.

Item 8B.  OTHER INFORMATION

         None.

                                    PART III

Item 9. DIRECTORS,  EXECUTIVE  OFFICERS  PROMOTERS CONTROL PERSONS AND CORPORATE
--------------------------------------------------------------------------------
GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------------------

     As of March 18, 2008, the names, ages and positions of the directors and executive officers of the Company are as follows (Note 1):

      Name                       Age                Position                             Director Since
      -----                      ---                --------                             --------------
James A Cannavino                63            Chairman of the Board of Directors
                                               and Chief Executive Officer                    2000
Bernard Puckett (1)              63            Member of the Board of Directors               2004
Dennis Murray (1)                61            Member of the Board of Directors               2000
Michael Levin                    35            Member of the Board of Directors               2005
Arnold Leap                      39            Executive Vice-President and Chief
                                               Technical Officer
Matthew E. Oakes                 45            Executive Vice-President and Chief
                                               Operating Officer
Michael J. Beecher               63            Chief Financial Officer and Secretary
Christopher Cauley               38            Executive Vice-President - Sales and Marketing

(1) Member of the Audit and Compensation committees.

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

     Arnold Leap has been Executive Vice President and Chief Technology Officer since November 2000. From March 1998 until November 2000 he held the position of Chief Information Officer. Mr. Leap originally was hired in February 1997 as the Company's Director of Development and Engineering and held the position until March 1998. Prior to his joining Direct Insite, Mr. Leap was the MIS Manager/Director of AMP Circuits, Inc., and a subsidiary of AMP, Inc. from 1993 to February 1997. His responsibilities at AMP Circuits, Inc. included day-to-day information systems operation as well as the development and implementation of a consolidated ERP and financial system.

     Matthew Oakes was appointed Executive Vice President and Chief Operating Officer on August 16, 2006. Prior thereto he held the position of Executive Vice President - Client Services since November of 2002. Prior to his joining the Company, Mr. Oakes served for three years as the Operations Officer for Direct Media Networks a New York based e-commerce and technology company. He held executive positions in Westinghouse Communities Inc. including "Managing Director of Operations" for the Pelican Bay Community in Naples, Florida. Mr. Oakes received a JD degree from Nova Southeastern University and holds an MBA in finance. He is a 1993 graduate with a Bachelors Degree in Business from Cornell University. He served with the United States Marines prior to attending Cornell.

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

     Christopher Cauley was appointed Executive Vice President of Sales and Marketing in August 2006. Mr. Cauley joined the Company in August 2005 as Vice President of Business Development. Prior thereto, from 1998 to 2005, Mr. Cauley was Senior Manager for Sales & Business Consulting for Avolent, Inc., where he led a team of sales consultants responsible for selling the Company's B2B financial relationship management and electronic invoice presentment and payment internet application suite. During his tenure with Avolent, Mr. Cauley managed sales consulting strategy and closed several large contracts with Fortune 500 companies. Mr. Cauley previously worked for American Management Systems, Inc.
(AMS) as a Principal Project Manager and Solutions Analyst in AMS' Financial Services and Telecommunications Industry Groups. At AMS, he acquired in-depth knowledge of system integration and the development of financial and customer care billing systems. Mr. Cauley earned his Bachelor of Science Degree in Business Administration from Virginia Polytechnic Institute and State University in Blacksburg, Virginia.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
     Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission
(the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and the NASD. To our knowledge, based solely upon our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to the fiscal year ended December 31, 2007.

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

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------
     The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. During the years ended December 31, 2007 and 2006, the Audit Committee consisted of Dr. Dennis J. Murray (Chairman), Carla J. Steckline and Bernard Puckett. Mrs. Steckline resigned from the Board of Directors effective March 12, 2007 for personal reasons. The members of the audit committee have substantial experience in assessing the performance of companies, gained as members of the Company's board of directors and audit committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. However, none of them keep current on all aspects of generally accepted accounting principles. Accordingly, the board of directors does not consider any of them to be a financial expert as that term is defined in applicable regulations. Nevertheless, the board of directors believes that they competently perform the functions required of them as members of the audit committee and, given their backgrounds, it would not be in the best interest of the Company to replace any of them with another person to qualify a member of the Audit Committee as a financial expert.

     The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

Compensation Committee
----------------------
     Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. During the years ended December 31, 2007 and 2006, the Compensation Committee consisted of Bernard Puckett (Chairman), Dr. Dennis J. Murray, and Carla J. Steckline. Ms. Steckline resigned from the Board of Directors effective March 12, 2007 for personal reasons. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates, and is an independent director under applicable SEC rules.

Item 10.  EXECUTIVE COMPENSATION
--------------------------------
     The following table sets forth the annual and long-term compensation with respect to the Principal Executive Officer ("PEO") and each of the other executive officers of the Company who received more than $100,000 for services rendered for the year ended December 31, 2007 and 2006.

                           Summary Compensation Table
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
                                                                                  Non-Equity   Nonqualified
   Name and Principal                                                             Incentive      Deferred
        Position                                           Stock     Option          Plan      Compensation   All Other
                           Year  Salary ($)   Bonus     Awards ($)   Awards ($)  Compensation    Earnings   Compensation    Total
                                     (1)        ($)         (3)         (3)          ($)           ($)        ($) (2)        ($)
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
James A. Cannavino         2007  $215,000     $50,000  $382,500          --          --            --      $136,891        $784,391
 Chief                     2006  $180,000          --        --          --          --            --      $157,482        $337,482
 Executive
 Officer (PEO)
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Arnold Leap                2007  $183,000     $60,000        --     $ 7,938          --            --       $11,533        $262,471
 EVP - Chief               2006  $168,583        --          --     $ 3,333          --            --       $ 9,190        $181,106
 Technology Officer
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Michael Beecher            2007  $147,833     $25,000   $ 4,625     $ 7,938          --            --       $13,369        $198,765
 Chief Financial Officer   2006  $146,250        --          --     $ 3,333          --            --       $13,979        $163,562
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Matthew Oakes              2007  $171,000     $65,000        --     $ 7,938          --            --       $ 9,673        $253,611
 EVP -Chief  Operating     2006  $164,000        --          --     $ 3,333          --            --       $ 9,353        $176,686
 Officer
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Christopher Cauley         2007  $182,250        --     $ 6,000     $18,527          --            --       $    73        $207,100
 EVP-Sales and Marketing   2006  $175,000        --     $ 9,000     $19,005          --            --            --        $203,005

-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------

Footnotes
---------
     (1) In 2006 the executives agreed to defer a portion of their salaries to be paid at a future date in common shares of the Company. Included in 2006 salaries are the amounts deferred as follows: Mr. Cannavino, $36,000; Mr. Leap, $10,833; Mr. Beecher, $12,500; Mr. Oakes, $17,500;
          Mr. Cauley, $30,000.

     (2) All Other Compensation includes the following for each of the executives:

          In 2006, Mr. Cannavino received a housing/office allowance of $120,000, leased cars including insurance valued at $17,576, parking costs of $7,339, directors fees of $12,500, and in 2007, a housing/office allowance of $120,000, leased cars including insurance of $8,805, parking costs of $2,012, directors fees of $6,000. Not included in other compensation are payments of $57,811 in 2006 to Mr. Cannavino's son, a former employee of the Company.

          In 2006, Mr. Leap received a car allowance including insurance of $8,813 and life insurance costs of $377 and in 2007, a car allowance including insurance of $9,600 and life insurance costs of $1,933.

          In 2006, Mr. Beecher received a car allowance including insurance of $8,716, and a living allowance of $5,200 and in 2007, a car allowance including insurance of $8,100 and a living allowance of $5,200.

          In 2006, Mr. Oakes received a leased car including insurance valued at $9,286 and in 2007 a car allowance of $9,600.

     (3) The assumptions used in determining the value of stock and option awards are included in Note 8 to the accompanying consolidated financial statements.

Outstanding Equity Awards at Fiscal Year End
--------------------------------------------

     The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for the named executives as of December 31, 2007:

----------------- --------------------------------------------------------------------- --------------------------------------------
                                             Option Awards                                               Stock Awards
----------------- --------------------------------------------------------------------- --------------------------------------------
                                                                                                                Equity      Equity
                                                                                                                Incentive  Incentive
                                                                                                                 Plan        Plan
                                                                                                                Awards:     Awards:
                                                                                                                Number     Market or
                                                                                                      Market      of        Payout
                                                    Equity                                           Value of   Unearned   Value of
                                                   Incentive                                          Sharess    Shares,   Unearned
                    Number of      Number of     Plan Awards:                            Number of   or Units   Units or    Shares,
                   Securities      Securities      Number of                             Shares or   of Stock    Other     Units or
                   Underlying      Underlying     Underlying                             Units of     That       Rights     Other
                   Unexercised    Unexercised     Unexercised    Option       Option     Stock That  Have Not    That        Rights
                    Options -      Options -       Unearned      Exercise   Expiration    Have Not    Vested    Have Not   That Have
      Name         Exercisable   Unexercisable      Options       Price       Date        Vested        (5)      Vested   Not Vested
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
James Cannavino   360,000 (1)         --                          $1.16      8/31/2008    360,000      $756,000
                  350,000 (1)         --             --           $0.62     12/30/2012                              --        --
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Arnold Leap       100,000 (1)         --                          $1.20      4/30/2008    145,000      $304,500
                   75,000 (2)     35,000 (2)         --           $0.25      7/31/2011                              --        --
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Michael Beecher    30,000 (1)         --             --           $0.76     12/31/2008     60,000      $126,000     --        --
                   30,000 (1)         --                          $1.60      7/31/2009
                   85,000 (2)     35,000 (2)                      $0.25      7/31/2011
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Matthew Oakes      25,000 (1)         --                          $1.10      10/1/2008    145,000      $304,500
                   20,000 (1)         --             --           $0.75     12/30/2008                               --       --
                  100,000 (1)         --                          $0.65      8/31/2010
                   85,000 (2)     35,000 (2)                      $0.25      7/31/2011
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Christopher                                          --
Cauley            143,780 (3)     31,220 (3)                      $0.65      8/31/2010                               --       --
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------

     (1)  These options were fully vested on December 30, 2005
     (2) These options for Mr. Leap, Mr. Beecher and Mr. Oakes vest at 5,000 per month over the 24 month period from August 1, 2006 through July 1, 2008.
     (3) Mr. Cauley's options vest(ed) 35,000 on September 1, 2005 and then 4,000 per month from October 1, 2005 through August 1, 2008.
     (4) Mr. Cauley's shares vest on September 10, 2007 under the condition that Mr. Cauley continues to be employed through that date.
     (5) Based on the closing price of the Company's stock of $2.10 on December 31, 2007.

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

     The following information is provided about our current stock option plans:

     1998 Stock Option/Stock Issuance Plan. The 1998 Stock Option/Stock Issuance Plan covers 257,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires July 1, 2008 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2007. At December 31, 2007, no options to purchase shares of common stock were outstanding under this plan.

     2000 Stock Option/Stock Issuance Plan. The 2000 Stock Option/Stock Issuance Plan covers 166,667 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on May 31, 2010 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2007. At December 31, 2007, no options to purchase shares of common stock were outstanding under this plan.

     2001 Stock Option/Stock Issuance Plan. The 2001 Stock Option/Stock Issuance Plan covers 330,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on May 31, 2011 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2007. At December 31, 2007, no options to purchase shares of common stock were outstanding under this plan.

     2001-A Stock Option/Stock Issuance Plan. The 2001-A Stock Option/Stock Issuance Plan covers 600,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on September 17, 2011 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2007. At December 31, 2007, options to purchase 80,000 shares of common stock were outstanding under this plan.

     2002 Stock Option/Stock Issuance Plan. The 2002 Stock Option/Stock Issuance Plan covers 625,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on January 1, 2012 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2007. At December 31, 2007, options to purchase 416,000 shares of common stock were outstanding under this plan.

     2002-A Stock Option/Stock Issuance Plan. The 2002-A Stock Option/Stock Issuance Plan covers 875,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on January 1, 2012 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2007. At December 31, 2007, options to purchase 97,000 shares of common stock were outstanding under this plan.

     2003 Stock Option/Stock Issuance Plan. The 2003 Stock Option/Stock Issuance Plan covers 725,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on April 1, 2013 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2007. At December 31, 2007, options to purchase 362,000 shares of common stock were outstanding under this plan.

     2003-A Stock Option/Stock Issuance Plan. The 2003-A Stock Option/Stock Issuance Plan covers 975,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on April 1, 2013 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2007. At December 31, 2007, options to purchase 820,000 shares of common stock were outstanding under this plan.

     2004 Stock Option/Stock Issuance Plan. The 2004 Stock Option/Stock Issuance Plan covers 1,200,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on August 20, 2014 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. In 2006, 360,000 options were granted under this plan. No options were granted under this plan during the fiscal year ended December 31, 2007. At December 31, 2007, options to purchase 817,500 shares of common stock were outstanding under this plan.

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

     The following table provides the compensation earned by our non-employee directors for the year ended December 31, 2007. Mr. Cannavino's directors fees earned in 2007 are included in the Summary Compensation Table above:

-----------------------------------------------------------------------------------------------------------------------------------
                                                      Director Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                               Fees                                                 Nonqualified
                             Earned or                             Non-equity         Deferred
                              Paid in       Stock     Option     Incentive Plan     Compensation         All Other
                             Cash ($)      Awards      Awards     Compensation        Earnings         Compensation       Total
           Name                 (1)           $         ($)           ($)                ($)                ($)            ($)
--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------
Dennis Murray (2)            $30,000         --         --            --                 --                 --           $30,000
--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------
Bernard Puckett (2)          $30,000         --         --            --                 --                 --           $30,000
--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------
Carla Steckline (2), (3)     $ 4,472         --         --            --                 --                 --           $ 4,472
--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------
Michael Levin (4)            $ 6,000         --         --            --                 --                 --           $ 6,000
--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------

     (1) Except for Carla Steckline, the fees earned were not paid as of December 31, 2007.
     (2) Dr. Murray is chair of the audit committee and member of the compensation committee, Mr. Puckett is chair of the compensation committee and member of the audit committee, Mrs. Steckline was a member of the audit and compensation committees.
     (3) Mrs. Steckline resigned from the Board effective March 12, 2007 for personal reasons.
     (4) Mr. Levin is the director designate of MetVP and as such all of his director's fees are assigned and paid to MetVP.

Employment Agreements
---------------------
     On August 22, 2007, the Board ratified and approved the Services Agreement with its Chairman and Chief Executive Officer, effective June 1, 2007 for a term ending on December 31, 2010. The agreement calls for compensation of $20,000 per month (with a 10% increase on each annual anniversary subject to approval of the Company's Compensation Committee and based on performance of the Company), a one-time grant of 100,000 shares of restricted common stock and the granting of 10,000 shares of restricted common stock per month commencing with the execution of the Agreement and ending on December 1, 2010. The fair value of the stock grants is $1,193,000 based on the closing price of the shares on the grant date. During the year ended December 31, 2007, the Company issued 170,000 shares valued at $383,000 as compensation expense related to the services agreement. The agreement further provides for: reimbursement of certain expenses; living and travel expenses approximating $11,000 per month; and certain severance benefits in the event of termination prior to the expiration date.

     On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Operating
Officer, for a term ending on December 31, 2010. The agreement calls for compensation of $15,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During the year ended December 31, 2007 the Company recorded $33,000 as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

     On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Technology
Officer, for a term ending on December 31, 2010. The agreement calls for compensation of $16,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During the year ended December 31, 2007 the Company ecorded $33,000 as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

     On December 12, 2007, the Board ratified and approved an amendment to the Services Agreement with its Chief Financial Officer, for a term ending on December 31, 2009. The agreement calls for compensation of $14,583 per month, and the granting of 2,500 shares of restricted common stock per month commencing on December 1, 2007 and ending on December 31, 2009. The fair value of the stock grants is $116,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During the year ended December 31, 2007 the Company recorded $5,000 as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

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

Item 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------
     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 13, 2007 of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

                              Common Stock           Rights to Acquire                       Total Beneficially
                              Beneficially   Beneficial Ownership Through Exercise              Owned as % of
Name of Beneficial Owner (1)      Owned      of Options and Warrants Within 60 Days          Outstanding Shares (2)
----------------------------------------------------------------------------------------------------------------------
Metropolitan Venture
     Partners II, L.P.           183,847                 2,158,810                                 25.0%
Tall Oaks Group, LLC             237,187                   919,219                                 14.2%
Thomas Lund (3)                  346,328                   352,304                                  9.2%
James Cannavino                1,006,912                   973,950                                 24.2%
Bernard Puckett                   83,122                    50,813                                  1.8%
Dennis Murray                    172,042                    27,100                                  2.7%
Michael Levin                      2,000                        --                                     *
Arnold Leap                      170,221                   180,000                                  4.7%
Matthew Oakes                    189,882                   210,000                                  5.4%
Michael Beecher                  119,377                   185,000                                  4.1%
Christopher Cauley               123,875                   163,000                                  2.9%
All Officers and Directors
as a Group (8 persons)         1,867,431                 1,790,068                                 40.6%

-------

* = Less than 1%

Footnotes
---------
     (1) The address of the holder is 80 Orville Drive, Suite 200, Bohemia, New York 11716, except for Metropolitan Venture Partners II, L.P. and Tall Oaks Group, LLC which is 432 Park Avenue South, 12th Floor, New York, NY 10016 and Thomas Lund which is 800 Third Avenue, Naples, FL 34101.

     (2) Based upon 7,228,073 common shares outstanding as of March 13, 2008, plus outstanding options and warrants exercisable within 60 days and Series A Stock convertible into common shares owned by above named parties.

     (3) Thomas Lund is the father-in-law of Matthew Oakes, the Company's EVP and Chief Operating Officer. Mr. Oakes disclaims beneficial ownership of shares held by Mr. Lund.

Item  12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
--------------------------------------------------------------------------------
INDEPENDENCE
------------

Director Independence
---------------------
     The Board has standing Audit and Compensation Committees. The Board has affirmatively determined that each director who serves on these committees is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. During the years ended December 31, 2007 and 2006, the Audit and Compensation Committees consisted of Dr. Dennis J. Murray (Chairman - Audit Committee), Carla J. Steckline and Bernard Puckett (Chairman - Compensation Committee).

Shareholder
-----------
     Mr. Thomas Lund, who holds more than 5% of the Company's outstanding shares, is the father-in-law of Mathew Oakes, the Company's EVP and Chief Operating Officer.

Related Party Transactions
--------------------------
     Metropolitan Venture Partners Corp. ("Metropolitan") provides financial advisory services to us. Metropolitan is the managing general partner of MetVP.

The Company incurred $10,000 during the year ended December 31, 2006 for these services. Additionally, in 2006, MetVP was granted 41,683 common shares for $10,000 of interest on its investment in the Senior Subordinated Secured Notes.

     The Company has a consulting agreement with DCL Consulting whereby DCL provides quality assurance testing for the Company. In 2007 and 2006 the Company incurred $27,000 and $26,000, respectively for these services. The spouse of an officer of the Company is owner and principal employee of DCL.

     The Company receives advisory services from Tall Oaks and Lawrence Hite. Tall Oaks is an affiliate of Metropolitan and Lawrence Hite is the principal owner of Tall Oaks. In 2007 and 2006 the Company incurred costs of $18,000 and $9,000, respectively for such services. In 2006, Tall Oaks was issued 144,000 shares in lieu of cash for his fees earned through June 30, 2006. The fair value of the shares approximated the liability.

     During the year ended December 31, 2006, the Company terminated and settled the consulting agreement with Mountain Meadow Farm and its associates, including SJ Associates (collectively "Mountain Meadow"). As part of the settlement the Company agreed to issue Mountain Meadow 90,638 restricted common shares valued at $34,000 and to pay for the costs of medical, life and certain other insurance through December 31, 2013 with the cost for such insurance not to exceed $200,000 in the aggregate or $50,000 in any 12 month period. At December 31, 2007, the Company has recorded a liability of $119,000 representing the estimated present value of this obligation. Mountain Meadow and its principal employee are shareholders of the Company.

Item 13.  EXHIBITS
------------------

3.1 (a) Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)
     (b) Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)
     (c) Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement).(1)
     (d) Certificate of Amendment (Authorizing Increase in Shares of Common Stock) (Incorporated by reference to Exhibit 3 (i) (d) to Form 10-K for the year ended 1995).
     (e) Certificate of Amendment (Authorizing one for ten reverse-stock split as of March 30, 1998). (1)
     (f) Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed October 3, 2002 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 25, 2002).
     (g) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed December 20, 2002 (Incorporated by reference to Exhibit 3.2 of Company's Current Report on Form 8-K dated December 24, 2002).
     (h) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed January 2, 2003 (Incorporated by reference to Exhibit 3.3 of Company's Current Report on Form 8-K dated January 2, 2003).
     (i) Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock filed December 10, 2003 (Incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-KSB filed April 14, 2004).
     (j) Certificate of Designation, Preferences and Rights of Series C redeemable Preferred Stock filed December 16, 2003 (Incorporated by reference to Exhibit 3(j) of the Company's Annual Report on Form 10-KSB filed April 14, 2004).
     (k) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Preferred Stock filed March 29, 2005. (Incorporated by reference to Exhibit 3.1(k) of the Company's Annual Report on Form 10-KSB filed April 29, 2005).

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

10.26 Services agreement between the Company and James A. Cannavino dated June 1, 2007 (Incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on September 27, 2007).

10.27 Services agreement amendment 1 between the Company and Mathew E. Oakes dated June 1, 2007 (Incorporated by reference to Exhibit 10.2 to the Company's 8-K filed on September 27, 2007).

10.28 Services agreement amendment 1 between the Company and Arnold P. Leap dated June 1, 2007 (Incorporated by reference to Exhibit 10.3 to the Company's 8-K filed on September 27, 2007).

10.29 Services agreement between the Company and Michael J. Beecher dated December 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on January 9, 2008).

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------
     The following is a summary of the aggregate fees for professional services rendered to us by Marcum & Kliegman, LLP, our independent auditors, for the fiscal years ended December 31, 2007 and 2006:

  Description                    2007                  2006
  -----------                    ----                  ----
Audit Fees (1)                $ 176,000              $ 227,000
Audit-Related Fees (2)           10,000                  1,000
Tax Fees (3)                     10,000                 25,000
                              -----------            ---------
Total Fees                    $ 196,000              $ 253,000
                              ==========             =========

     Our Audit Committee has determined that the provision of services by Marcum
&  Kliegman  LLP other  than for  audit  related  services  is  compatible  with
maintaining   the   independence   of  Marcum  &  Kliegman  as  our  independent
accountants.

------------------------

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006.

(2) Audit related fees consist of fees billed for professional services in conjunction with proposed accounting treatment of complex transactions.

(3) Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning, including fees related to the preparation of federal and state income tax returns.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 2008.


                                     DIRECT INSITE CORP.

                                By:  /s/ James A. Cannavino
                                     --------------------------------------
                                     James A. Cannavino, Chief Executive Officer
                                     (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2008 by the following persons in the capacities indicated:

/s/ James A. Cannavino                      Chairman of the Board
-----------------------------------
James A. Cannavino                          Chief Executive Officer

/s/ Michael J. Beecher                      Chief Financial Officer
-----------------------------------
Michael J. Beecher

                                            Director
-----------------------------------
Bernard Puckett

/s/ Dennis J. Murray                        Director
-----------------------------------
Dennis J. Murray

/s/ Michael Levin
-----------------------------------         Director
Michael Levin

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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-9 - F-29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Audit Committee of the
Board of Directors and Shareholders of
Direct Insite Corp. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Direct Insite Corp. and Subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for common stock warrants in accordance with FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements" on January 1, 2007. Also, as discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share based compensation in accordance with Statement of Financial Accounting Standard No. 123 (Revised 2004) on January 1, 2006.

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, NY
March 26, 2008

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                           December 31, 2007 and 2006
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                        2007              2006
                                                                                  ---------------- -----------------
CURRENT ASSETS
--------------
 Cash and cash equivalents                                                             $   2,184        $     295
 Accounts receivable, net of allowance for doubtful accounts of
  $0 in 2007 and 2006                                                                      1,486            1,999
 Prepaid expenses and other current assets                                                   135              139
                                                                                       ---------        ---------


       Total Current Assets                                                                3,805            2,433


PROPERTY AND EQUIPMENT, Net                                                                  443              450


OTHER ASSETS                                                                                 274              280
                                                                                       ---------        ---------




       TOTAL ASSETS                                                                   $    4,522        $   3,163
                                                                                      ==========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                           December 31, 2007 and 2006
--------------------------------------------------------------------------------

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

                                                                                            2007            2006
                                                                                       --------------- ---------------
CURRENT LIABILITIES
-------------------
 Accounts payable and accrued expenses                                                    $   1,839      $    2,065
 Lines of credit                                                                                 --             586
 Current portion of capital lease obligations                                                    36              58
 Current portion of notes payable                                                                84              53
 Warrant liability                                                                               --             602
 Short-term revolving loans                                                                      --             481
 Deferred revenue                                                                               123             564
 Dividends payable                                                                            3,336           2,489
                                                                                        -----------      ----------

       Total Current Liabilities                                                              5,418           6,898

OTHER LIABILITIES
-----------------
 Capital lease obligations, net of current portion                                               14              34
 Notes payable, net of current portion                                                          135             130
                                                                                       ------------    ------------

       TOTAL LIABILITIES                                                                      5,567           7,062
                                                                                        -----------     -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------
SHAREHOLDERS' DEFICIENCY
------------------------
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
      Series A Convertible Preferred, 134,680 issued
      and outstanding in 2007 and 2006; liquidation
      preference of $2,750,000;
      Series B Redeemable Preferred, 974 issued and outstanding in                                --              --
      2007 and 2006; liquidation preference of $974,075;
      Series C Redeemable Preferred, 2,000 issued and
      outstanding in 2007 and 2006; liquidation preference of $2,000,000;                         --              --
      Series D Redeemable Preferred, 100 shares issued and outstanding in
      2007 and 2006,liquidation preference of $100,000;                                           --              --

 Common stock, $.0001 par value; 50,000,000 shares
  authorized; 7,115,216 and 5,293,311 shares issued in
  2007 and 2006, respectively; and 7,075,289 and 5,253,384
  shares outstanding in 2007 and 2006, respectively                                               1              --
 Additional paid-in capital                                                                 114,961         113,185
 Accumulated deficit                                                                       (115,679)       (116,756)
                                                                                           ---------       ---------

                                                                                               (717)         (3,571)
 Common stock in treasury, at cost; 24,371 shares in 2007
  and 2006                                                                                     (328)           (328)
                                                                                         -----------     -----------

       TOTAL SHAREHOLDERS' DEFICIENCY                                                        (1,045)         (3,899)
                                                                                          ----------      ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                    $    4,522      $    3,163
                                                                                         ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                 For the Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

                                                                                           2007            2006
                                                                                      -------------- ------------
REVENUES                                                                              $     10,111   $      8,889
--------                                                                              ------------   ------------

COSTS AND EXPENSES
------------------
 Operations, research and development                                                        3,698          3,478
 Sales and marketing                                                                         1,110          1,393
 General and administrative                                                                  2,755          2,581
 Amortization and depreciation                                                                 332            321
                                                                                      -------------- ------------

       TOTAL OPERATING EXPENSES                                                              7,895          7,773
                                                                                      -------------- ------------


       OPERATING INCOME                                                                      2,216          1,116
                                                                                      -------------- ------------

OTHER EXPENSE (INCOME)
----------------------
Change in fair value of warrant                                                                 --            143
Interest expense, net                                                                           97            610
Other (income) expense, net                                                                     (8)            94
                                                                                      -------------- ------------

         TOTAL OTHER EXPENSE, NET                                                               89            847
                                                                                      -------------- ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                     2,127            269
----------------------------------------


PROVISION  FOR INCOME TAXES                                                                     27              0
---------------------------                                                           -------------- ------------

NET INCOME                                                                                   2,100            269
----------


PREFERRED STOCK DIVIDENDS                                                                   (1,060)          (714)
-------------------------                                                             -------------- ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
----------------------------------------
 SHAREHOLDERS                                                                           $    1,040      $    (445)
 ------------                                                                         ============== ============

BASIC INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS                       $     0.17      $   (0.09)
-----------------------------------------------------------------                     ============== ============

FULLY DILUTED INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS               $     0.12      $   (0.09)
-------------------------------------------------------------------------             ============== ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUSTANDING                                              5,966          5,000
-----------------------------------------------                                       ============== ============

FULLY DILUTED WEIGHTED AVERAGE COMMON SHARES OUSTANDING                                      8,534          5,000
-------------------------------------------------------                               ============== ============

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

          For the Years Ended December 31, 2007 and 2006 (in thousands)
--------------------------------------------------------------------------------

                                       Preferred Stock
                       -----------------------------------------------                       Deferred
                                                                                  Additional  Stock    Accum-
                                                                                    Paid-in   Based    ulated  Treasury
             Series A     Series B       Series C    Series D      Common stock     Capital   Compen-  Deficit   Stock      Total
                                                                                              sation
          Shares Amount Shares Amount Shares  Amount Shares Amount Shares Amount     Amount   Amount
          --------------------------------------------------------------------------------------------------------------------------
BALANCE -
 January
 31, 2006   135  $ --       1   $ --       2   $ --     --     $ --  4,933 $  --   $113,039  $(134)  $(116,311)  $(328)  $(3,734)

Reclassifi-
cation
on adoption
of FAS 123 (R)                                                                         (134)   134                            --

Common stock
and options
issued for
services     --   --       --     --      --     --     --       --    320    --        117                 --      --       117

Stock based
compensation
expense                                                                                 163                                  163

Dividends
declared,
preferred   --    --       --     --      --     --     --       --     --    --         --     --        (714)     --      (714)
stock

Net income  --    --       --     --      --     --     --       --     --    --         --     --         269      --       269
           ----   ---    ----- ------    ----  ------- ----    ----- -----  ------- --------   -----  --------  ------   -------
BALANCE -
December
31, 2006    135 $ --        1  $  --      2   $  --     --     $ --  5,253  $  -   $113,185  $  --   $(116,756) $ (328) $ (3,899)
           ====   ===    ===== ======    ====  ======= ====    ===== =====  ======= ========  ======  ========  =======  =======

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-5

                      DIRECT INSITE CORP. AND SUBSIDIARIES

          For the Years Ended December 31, 2007 and 2006 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                          Preferred Stock
             ------------------------------------------------------------------   Additional  Deferred Stock
                                                                                    Paid-in     Based     Accumulated Treasury
              Series A     Series B        Series C       Series D    Common Stock  Capital  Compensation   Deficit     Stock  Total
           Shares Amount Shares Amount   Shares Amount Shares Amount Shares Amount   Amount      Amount
           ------------------------------------------------------------------------------------------------------------------------
BALANCE -
December
31, 2006    135  $ --       1    $ --       2  $ --     --    $ --  5,253 $  --    $ 113,185    $ --      $(116,756) $(328) $(3,899)

Cumulative
 effect of
 change in
 Accounting
 principle                                                                               565                     37             602

Common stock
 and warrants
 issued for
 services    --    --      --      --       --   --     --      --      5                 45                     --     --       45

Common stock
 issued on
 exercise
 of options
 and warrants                                                         765     1           28                                     29

Employee stock
 based
 compensation
 expense                                                              185                564                                    564

Common stock
 issued to
 settle
 accrued
 liabilities                                                          767                361                                    361

Dividends
 declared,
 preferred   --    --      --      --     --     --     --      --    100    --          213                 (1,060)    --     (847)

 Net income  --    --      --      --     --     --     --      --     --    --           --      --          2,100     --    2,100
            ---- ---- ------- ------- ------ ------ ------ ------- ------ ----- ------------ ------- -------------- ------ ---------
BALANCE -
 December
 31, 2007   135  $ --       1    $ --     2    $ --     --    $ --  7,075     1    $ 114,961    $ --      $(115,679) $(328) $(1,045)
            === ===== ======= ======= ===== ======= ====== ======= ====== ===== ============ ======= =============== ===== =========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-6

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                 For the Years Ended December 31, 2007 and 2006
--------------------------------------------------------------------------------

                                                                                             2007              2006
                                                                                     ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net income                                                                                  $ 2,100             $ 269
 Adjustments to reconcile net income
  to net cash provided by operations:
   Amortization and depreciation:
     Property and equipment                                                                      329               319
     Other                                                                                         3                 2
     Discount on debt                                                                             --               375
    Stock based compensation expense                                                             609               163
    Change in fair value of warrants                                                              --               143

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          513              (141)
    Prepaid expenses and other current assets                                                      4                88
    Other assets                                                                                   3                 2
    Accounts payable and accrued expenses                                                        135               161
    Deferred revenue                                                                            (441)             (232)
                                                                                       --------------    --------------

       NET CASH PROVIDED BY  OPERATING ACTIVITIES                                       $      3,255      $      1,149
                                                                                       --------------    --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------
 Expenditures for property and equipment                                                  $     (202)        $     (97)
                                                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of shares on exercise of options                                         28                --
  Repayment of short-term revolving loans, net                                                  (481)             (214)
  Repayment of long-term debt                                                                    (68)             (768)
  Repayments of lines of credit                                                                 (586)              (34)
  Repayments of capital lease obligations                                                        (57)             (105)
                                                                                       --------------    --------------

       NET CASH USED IN FINANCING ACTIVITIES                                                  (1,164)           (1,121)
                                                                                       --------------    --------------


       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,889               (69)

CASH AND CASH EQUIVALENTS - Beginning                                                            295               364
-------------------------                                                              --------------    --------------

CASH AND CASH EQUIVALENTS - Ending                                                      $      2,184        $      295
-------------------------                                                              ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-7

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

Management's  liquidity  plans are  discussed in Note 12. Also,  as described in
Note 15, the Company has two major customers that accounted for approximately 97% and 98% of the Company's revenue for the years ended December 31, 2007 and 2006, respectively. Loss of these customers would have a material adverse effect on the Company.

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

Custom Engineering Services
---------------------------

The Company performs custom engineering services which are single contractual agreements involving modification or customization of our proprietary ASP software solution. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized at the lesser of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of SOP 81-1.

Cost of Revenue
---------------

Cost of revenue in the consolidated statements of operations is presented along with research and development costs and exclusive of amortization and depreciation which is shown separately. Custom Service Engineering costs related to uncompleted milestones are deferred and included in other current assets, when applicable. For the years ended December 31, 2007 and 2006, research and development expenses were approximately $2,598,000, and $2,381,000, respectively.

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

Software Costs
--------------

Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at their estimated fair value. Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. Amortization of software costs begins when products become available for general customer release. Costs incurred prior to establishment of technological feasibility are expensed as incurred and are included in
"operations, research and development". No software development costs were capitalized in 2007 and 2006.

Impairment of Long-Lived Assets
-------------------------------

Statement of Financial Accounting Standards ("SFAS"), No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2007 and 2006, respectively.

Income Taxes
------------

The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company currently has significant deferred tax assets. SFAS No. 109, "Accounting for Income Taxes"("FAS 109"), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, and after considering changes in previously existing positive evidence, the Company recorded a full valuation allowance. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests its ability to utilize such assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis. The Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (shares are in thousands):

     Potential Common Shares                                        December 31,
                                                            -----------------------------
                                                                  2007           2006
                                                            ---------------- ------------
     Options to purchase common stock                              --            4,605
     Warrants to purchase common stock                            200            3,332
     Series A Convertible Preferred Stock                       1,347            1,347
                                                                -----            -----

     Total Potential Common Shares as of  December 31,          1,547            9,284
                                                                =====            =====

Cash and Cash Equivalents
-------------------------

The Company considers all investments with original maturities of three months or less to be cash equivalents. The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2007 and 2006. The Company mitigates its risk by investing in or through major financial institutions.

Allowance For Doubtful Accounts
-------------------------------

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At December 31, 2007 and 2006, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

New Accounting Pronouncements
-----------------------------

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company (see Note 9).

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

NOTE 2 - Significant Accounting Policies, continued
         ------------------------------

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

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders' equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.

In December 2007, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") regarding the use of a "simplified" method, as discussed in SAB 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with FASB No. 123(R) "Share Based Payment'. The Staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

Stock Options and Similar Equity Instruments
--------------------------------------------

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No, 123(Revised 2004), "Share-Based Payment", ("SFAS 123(R)"), using the modified-prospective-transition method to account for stock based compensation. Non-employee stock based compensation is accounted for using the provisions of EITF 96-18. As a result, for the year ended December 31, 2007 the Company recorded $609,000 in stock based compensation expense for the fair value of stock based compensation of which $81,000 related to stock options granted to employees, $452,000 related to restricted stock grants, and $35,000 related to warrants issued in exchange for services. For the year ended December 31, 2006, the Company recorded $163,000 in stock based compensation expense for the fair value of stock based compensation of which $83,000 related to stock options granted to employees, $9,000 related to restricted stock grants, and $71,000 related to warrants issued in exchange for services. At December 31, 2007, there was $1,534,000 of total unrecognized stock based compensation costs, which is expected to be recognized over a weighted average period of 2.9 years.

NOTE 3 - Change in Accounting Principle
         ------------------------------

Prior to January 1, 2007 the Company, under the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", was required to record the warrants issued in conjunction with a bridge loan as a derivative liability at fair value on the date of issuance due to the registration payment arrangements included in the financing and warrant agreements. At December 31, 2006 the fair value of the warrant liability was $602,000. In January 2007, the Company changed the method of accounting following the guidance of FSP EITF 00-19-2 which provides that the contingent obligation to make future payments under a registration payment arrangement should be accounted for as a separate agreement in accordance with FASB Statement No. 5, Accounting for Contingencies. As a result the warrant liability at issuance of $565,000 was reclassified to Additional Paid In Capital based on its original fair value and the cumulative effect of the change in accounting principle of $37,000 was recorded as a credit to accumulated deficit. The cumulative effect upon adoption of FSP EITF 00-19-2 is summarized below:

Accumulated deficit - December 31, 2006                             $(116,756)
         Cumulative effect of the change in accounting principle           37
                                                                    ----------
Accumulated deficit - January 1, 2007                               $(116,719)
                                                                    ==========

NOTE 4 - Accounts Receivable and Short-term Revolving Loans
         --------------------------------------------------

On May 31, 2007, the Company renewed an Accounts Receivable Line of Credit with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Accounts Receivable and Short-term Revolving Loans (continued)
         --------------------------------------------------------------

remaining balance (20%), less finance charges equal to the prime rate plus 2.00% per month (9.25% at December 31, 2007), is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The Company paid a facility fee of $15,000 for the renewal and the agreement expires on May 30, 2008. A December 31, 2007, the Company had no accounts receivable assigned to the Bank and had no advances from the Bank. At December 31, 2006, the Company had assigned approximately $290,000 of accounts receivable to the Bank and received advances of $232,000 from the Bank.

In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company may assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund is administered by a third party trustee. Certain shareholders of the Company and a former Director of the Company, are the principal investors in the Rec Fund. Under the Agreement, the Company pays interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and pays the administrative costs of the Rec Fund which approximate $12,000 per year. At December 31, 2006, the Rec Fund had a total principal available for advances of $250,000 and the Company had outstanding advances from the Rec Fund of $249,000 resulting in an unused availability under the agreement of $1,000. At December 31, 2007 the Company had repaid all advances received from the Rec Fund and the Agreement was terminated.

NOTE 5 - Property and Equipment
         ----------------------

Property and equipment consist of the following:

                                                                     December 31,            Useful life
                                                                 2007            2006          in Years
                                                             ------------------------------ --------------
                                                                    (in thousands)
       Computer equipment and purchased software               $ 3,287        $ 6,655             3
       Furniture and fixtures                                       58            455             5 - 7
       Automobile                                                    0             44             3
                                                               --------      ---------
                                                                 3,345          7,154
       Less: accumulated deprecation and amortization           (2,902)        (6,704)
                                                               -------        -------
             Property and Equipment, Net                       $   443        $   450
                                                               ========       ========

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2007 and 2006 was $329,000 and $319,000, respectively, which includes amortization of equipment under capital leases of $35,000 and $102,000 for the years ended December 31, 2007 and 2006, respectively. The costs and net book value of equipment under capital leases is stated in Note 7.

NOTE 6 - Accounts Payable and Accrued Expenses
         -------------------------------------

Accounts payable and accrued expenses consist of the following:

                                                        December 31,
                                                   2007             2006
                                               ---------------------------
                                                        (in thousands)
       Trade accounts payable                    $  456            $  499
       Sales taxes payable                          539               539
       Other accrued expenses                       844             1,027
                                                 -------         ---------
                                                 $1,839            $2,065
                                                 ======            ======

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Debt
         ----

Lines of credit
---------------

On June 30, 2005, the Company obtained a new line of credit ("LoC") in the principal amount of $500,000 with JPMorgan Chase Bank ("JPMC") evidenced by a Grid Demand Promissory Note (the "Credit Facility) replacing a prior credit facility dated June 27, 2003, under substantially similar terms, but extending the original Maturity Date to June 30, 2007. As a condition precedent to providing the Credit Facility, the JPMC required guarantees of the Company's obligations from Tall Oaks Group L.L.C. ("Tall Oaks") and Lawrence Hite (managing member of Tall Oaks) and a collateral agreement from Tall Oaks. In consideration of the issuance of such guarantee and delivery of the collateral agreement, on July 12, 2005, the Company issued and delivered to Tall Oaks warrants with an initial exercise price of $1.00 per share to purchase an aggregate of 500,000 shares of the common stock of Company.

The LoC permitted two forms of draw downs; one based upon prime rate, the second based upon LIBOR. The Company elected to draw down $500,000 applying the terms and conditions set forth for LIBOR. The interest rate is the JPMC reserve adjusted LIBOR plus 2.30%. As of December 31, 2006 the balance outstanding was $500,000 and the applied interest rate was 7.93%. The credit line was repaid in full on June 28, 2007 and the credit line was terminated. The Company also had a second line of credit from Sterling National Bank ("Sterling") in the original amount of $250,000. The line was guaranteed by the Company's chairman, secured by the assets of the Company and carried an interest rate of 11.25%. Repayments were calculated monthly at 2.778% of the outstanding balance, plus finance charges, and continue until the line is fully paid. At December 31, 2006, the Company had an outstanding balance of approximately $86,000 under the line of credit. On February 21, 2007 the balance of $81,000 under the line was paid in full and the LoC was terminated.

Capitalized lease obligations
-----------------------------

The Company has equipment under capital lease obligations expiring at various times through 2010. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

As of December 31, 2007 minimum future payments under these capital leases are:

                              Year Ending
           -----------------------------------------------
                                                             (in thousands)
                                  2008                          $   40
                                  2009                               9
                                  2010                               7
                                                                -----------

                          Total minimum lease payments              56

                      Less: amounts representing interest           (6)
                                                                -----------

                          Net minimum lease payments                50
                      Current portion                               36
                                                                -----------
                      Long term portion                         $   14
                                                                ===========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Debt (continued)
         ----

The interest rates pertaining to these capital leases and notes range from 10.2% to 15.3%. The gross value and the net book value of the related assets is approximately $135,000 and $28,000 at December 31, 2007, respectively, and $314,000 and $66,000 at December 31, 2006, respectively.

Notes payable
-------------

At December 31, 2007 and 2006, notes payable consist of $219,000 and $183,000, respectively, of borrowings for the purchase of equipment. These notes bear interest at rates ranging from 9.0% to 10.3% per year and mature through April 2011. The notes are collateralized by the equipment purchased.

As of December 31, 2007 future principal payments under these notes are:

                              Year Ending
           -----------------------------------------------
                                                             (in thousands)
                                  2008                          $   84
                                  2009                              78
                                  2019                              48
                                  2011                               9
                                                                ----------
                              Total payments                       219
                     Current portion                                84
                                                                ----------
                     Long term portion                          $  135
                                                                ==========


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

     1.   Failure to file a registration statement by August 30, 2005

     2. Failure to have the registration statement declared effective by December 31, 2005

     3.   Failure to maintain the  effectiveness of the  registration  statement

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Debt (continued)
         ---------------

     until the earlier of (a) March 29, 2008, (b) the date whereby all the securities may be sold pursuant to Rule 144 (c) the date on which the Buyers no longer hold the securities
4. Failure to be listed on the OTC Bulletin Board, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or New York Stock Exchange
5.   Failure to timely deliver warrant or interest shares.

During the year ended December 31, 2006, the Company paid $120,000 of liquidated damages and $43,000 of interest. The notes of $750,000 in principal were paid in full on October 10, 2006.

     The Company recorded a debt discount of $565,000 based on the residual value of the proceeds received and the fair value of the warrants. This discount was amortized over the life of the loan using the effective interest rate method. Amortization of $375,000 was recorded as interest expense during the year ended December 31, 2006.

NOTE 8 - Shareholders' Deficiency
         ------------------------

Preferred Stock
---------------

The Company has 2,000,000 authorized preferred shares of which 137,754 were issued and outstanding at December 31, 2007 and 2006, as follows:

Series A Convertible Preferred Stock
------------------------------------

The Company has issued 134,680 shares of Series A Convertible Preferred Stock ("Series A Preferred") to MetVP. Each share of Series A Preferred is convertible into 10 shares of common stock of the Company. Under the terms of the Series A Preferred the shares automatically convert to common shares under certain events with a final automatic conversion date of September 25, 2008. The holders of the Series A Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The Holders have certain demand and piggyback registrations rights for the Common Stock issuable upon conversion of the Series A Preferred. The payment of the first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. In May 2004, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on February 1, 2005 until February 1, 2006. In the event the Company elected to pay the dividend on February 1, 2006 the Holders would receive a premium of $129,000. Also, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on September 25, 2005 until February 1, 2006. As a result of this deferment, the Company agreed to pay a premium of $26,000. The holders of Series A Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series B and C Preferred Stock. Certain issues had arisen concerning the Company's obligation to accumulate and pay dividends on the Series A Preferred beyond September 25, 2005. On November 21, 2007, the Company and MetVP entered into an agreement resolving certain disputes which had arisen with respect to the payment of dividends and interest to MetVP. The Agreement provides that, in addition to the undisputed sum of approximately $1,406,000, the Company will be paying an additional $500,000 through September 25, 2008 in consideration of past, present and future dividend and interest payments through that date. All payments are conditioned upon there being funds legally available for such payments when due. The agreement further provided for the issuance to MetVP of 100,000 restricted shares of the Company's common

                 DIRECT INSITE CORP. AND SUBSIDIARIES NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Deficiency, continued
         -----------------------------------

stock. These shares were issued in November 2007 and had a fair value based on the closing stock price on the date of issuance of $213,000 which was recorded as a dividend during the fourth quarter of 2007. At December 31, 2007 and 2006, there were $1,685,000 and $1,345,000, respectively, of dividends accrued and unpaid for Series A Preferred Holders and remain unpaid as of March 24, 2008.

Series B Redeemable Preferred Stock
-----------------------------------

The Company has issued 974 Series B Preferred shares at $1,000 per share in exchange of $974,000 of outstanding debt. The Company's Chairman and current Chief Executive Officer holds 266 shares, Markus & Associates (an affiliate of SJ, Note 10) holds 208 shares, and Tall Oaks holds 500 shares.

Each of the Preferred Stock - B shares is entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum. Additionally, the Preferred Stock - B shares were redeemable, at the sole option of the Company, on or after March 31, 2005 (or prior to March 31, 2005 with the consent of majority-in-interest holders of Preferred Stock - B shares). Upon redemption, the holders of the Preferred Stock - B shall be entitled to receive, for each share of Preferred Stock - B outstanding, an amount equal to the price per share plus accrued and unpaid dividends. As of December 31, 2007 and 2006, there were $773,000 and $532,000, respectively, in dividends payable to the Preferred Stock
- B holders. The holders of Series B Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company before the Series A, C and D Preferred Stock. The Company paid dividends totaling $773,000 in January 2008.

Series C Redeemable Preferred Stock
-----------------------------------

The Company has issued 2,000 shares of its non-voting Series C Redeemable Preferred Stock ("Preferred Stock - C"). The holders of Preferred Stock - C are entitled to dividends at the rate of 9-1/2% per annum, payable quarterly in arrears beginning October 1, 2005. The Company has the option to redeem issued shares of Preferred Stock - C, in whole or in part, at any time, with the redemption price equal to the purchase price plus accrued and unpaid dividends. For each share of Preferred Stock - C purchased, each investor received a Warrant to purchase the number of shares of the Company's common stock equal to the exchange ratio of $1,000 of price per share ("Price Per Share") divided by 123% of the closing price per share of the Company's common stock on the trading day immediately prior to the date of issuance of the Warrant. Certain officers, directors and affiliates hold 1,470 shares of the Preferred Stock - C. As of December 31, 2007 and 2006, 1,990,779 warrants are outstanding in connection with the issuances of Preferred Stock - C. The warrants expire in 2008 and 2009 and have exercise prices ranging from $0.86 to $2.13 per common share. The proceeds were used for working capital purposes. The holders of Series C Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series B Preferred Stock. As of December 31, 2007 and 2006, there were $844,000 and $589,000, respectively, in dividends accrued for the Preferred Stock - C holders.

Series D Redeemable Preferred Stock
-----------------------------------

The Board of Directors authorized the issuance of up to 1,500 shares of Series D Redeemable Preferred Stock ("Series D Preferred") at $1,000 per share. The holders of Series D Preferred are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on April 1, 2006. The holders of Series D Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series A, B and C Preferred Stock. As of December 31, 2007 and 2006, 100 shares of Series D Preferred had been sold and the Company received proceeds of $100,000. The buyer was issued warrants to purchase 90,909 common shares at an exercise price of $2.03 per share in conjunction with the sale. At December 31, 2007 and 2006 there were $34,000 and $22,000, respectively, of dividends accrued and unpaid for Series D Preferred Holders.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Deficiency, continued
         ------------------------

Based on the advice of legal counsel, management believes the Company may only pay dividends to the extent it has a surplus or current earnings pursuant to Delaware General Corporate Law.

Dividends included in net income (loss) attributable to common shareholders for the years ended December 31, 2007 and 2006 were:

---------------------------------------- ----------------------------------------- -----------------------------------
            Preferred Stock                                2007                                   2006
            ---------------                                ----                                   ----
---------------------------------------- ----------------------------------------- -----------------------------------
Series A                                                 $553,000                               $271,000
---------------------------------------- ----------------------------------------- -----------------------------------
Series B                                                 $240,000                               $200,000
---------------------------------------- ----------------------------------------- -----------------------------------
Series C                                                 $255,000                               $232,000
---------------------------------------- ----------------------------------------- -----------------------------------
Series D                                                 $ 12,000                               $ 11,000
                                                         --------                               --------
---------------------------------------- ----------------------------------------- -----------------------------------
Total                                                  $1,060,000                               $714,000
                                                       ==========                               ========
---------------------------------------- ----------------------------------------- -----------------------------------

Common Stock, Options, Stock Grants and Warrants Issuances
----------------------------------------------------------

Year Ended December 31, 2007
----------------------------

During the year ended December 31, 2007 the Company issued 764,580 registered shares of common stock, 1,057,325 unregistered shares of common stock and 80,000 options to purchase common shares as follows:

     o    646,176 common shares on exercise of warrants on a cashless basis;

     o 25,000 common shares stock on exercise of options for which the Company received proceeds of $28,000;

     o    93,404 common shares on the cashless exercise of options;

     o 100,000 common shares to MetVP pursuant to the settlement agreement related to dividends on the Series A Preferred Stock. The shares were valued at $213,000 based on the closing price of the shares on the date of the agreement;

     o 88,740 common shares, valued at $44,000 based on the closing price of the shares on the date earned, for settlement of accrued directors fees;

     o 659,618 common shares, valued at $307,000 based on the closing price of the shares on the date earned, to certain employees, executives and former employees for accrued compensation related to salary reductions in 2005 and 2006;

     o 170,000 common shares to the Chief Executive Officer for compensation under his employment agreement (Note 12). The shares were valued at $383,000 based on the closing market price of the shares on the date of the grant;

     o 35,592 common shares to an employee and a consultant for services valued at $38,000 for services of which 18,720 shares valued at $10,000 were for services in 2006. The shares were based on the closing price of the stock on the date earned;

     o 3,375 common shares to certain employees for bonuses, valued at $7,000 based on the closing market price on the date of the grant;

     o 80,000 options to purchase common shares to certain employees of the Company.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Deficiency, continued
         ------------------------

During the year ended December 31, 2007, the Company recorded $564,000 as stock based compensation expense for the vesting of options and restricted stock grants with the offset to additional paid-in-capital. The options issued have exercise prices ranging from $0.61 to $0.95 per share (the trading prices of the shares at the date of the grant) and have a fair value at the date of the grants of $29,000. The valuation was determined using the Black-Scholes method. The key assumptions used were an expected volatility based on historical volatility of 69.0% to 76.7% with a weighted average volatility of 71.7%, dividend rate of 0%, a risk free interest rate of 3.9% to 4.9%, and expected life of 3.25 years using the simplified method to determine expected life.

During the year ended December 31, 2007, the Company amended its employment agreements with certain of the executive officers. Under these agreements certain stock grants were granted to these officers. See Note 12 for a detailed explanation of these grants.

Year Ended December 31, 2006
----------------------------

During the year ended December 31, 2006 the Company issued 400,356 unregistered shares of common stock and 360,000 options to purchase common shares as follows:

     o 49,944 common shares with a fair value of $22,000 based on the closing price on the date earned to an employee as compensation;

     o 64,729 common shares with a fair value of $24,000 based on the closing price of the shares on the date of the agreement as partial settlement of a consulting agreement;

     o 144,000 common shares to Tall Oaks valued at $36,000 based on the closing price of the shares on the date of the agreement to accept shares for payment in lieu of cash for consulting services;

     o 41,683 common shares to MetVP valued at $10,000 based on the closing price of the shares on the date of the agreement to accept shares for payment in lieu of cash for interest;

     o 100,000 common shares valued at $25,000 based on the closing price of the shares on the date of the agreement to accept shares or payment in lieu of cash for legal fees;

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

Stock Option Plans
------------------

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company's Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At December 31, 2007, 4,620,000 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Deficiency, continued
         -------------------------

In 2004, the Company's Board of Directors authorized and adopted the 2004 Stock / Stock Option Plan ("2004 Plan") whereby 1,200,000 shares of its common stock were reserved for issuance under the Plan. The 2004 Plan was approved by shareholders at the annual meeting on December 21, 2006. The 2004 Plan is divided into two separate equity programs: an option grant program and a stock issuance program. Under the stock issuance program, the purchase price per share is fixed by the Board of Directors or compensation committee but cannot be less than the fair market value of the common stock on the issuance date. As of December 31, 2007, there are 346,000 shares available to be issued pursuant to this plan.

The following is a summary of stock option activity for 2007 and 2006, relating to all of the Company's common stock plans (shares are in thousands):


                                                                Weighted          Weighted Average            Aggregate
                                                                 Average             Remaining                Intrinsic
                                                Shares          Exercise          Contractual Term              Value
                                             (in thousands)       Price              (in years)            (in thousands)
                                            ---------------- -------------- ------------------------- ----------------------
     Outstanding at January 1, 2006                   4,854        1.25                 2.58                  $  12
                                                                   ----                 ----                  -----

      Granted                                           360        0.25
      Exercised                                          --        ---
      Forfeited                                        (610)       1.42
                                                  ---------        ----

     Outstanding at December 31, 2006                 4,604        1.15                 2.1                   $ 398
                                                                   ----                 ---                   -----

      Granted                                            80        0.70
      Exercised                                        (283)       1.32
      Forfeited                                      (1,809)       1.66
                                                  ---------        ----

     Outstanding at December 31, 2007                 2,592       $0.77                 2.1                  $3,433
                                                  =========       =====                 ===                  ======
     Exercisable at December 31, 2007                 2,451       $0.79                 2.0                  $3,204
                                                  =========       =====                 ===                  ======

The following table summarizes stock option information as of December 31, 2007:

                                                   Options Outstanding
     ------------------------- ----------------------------- ------------------------ ---------------------------
                                                                Weighted Average
                                    Number Outstanding        Remaining Contractual      Options Exercisable
         Exercise Prices              (in thousands)                  Life                  (in thousands)
     ------------------------- ----------------------------- ------------------------ ---------------------------
     $0.25 to $0.75                                   1,765                2.7 years                       1,624
     ------------------------- ----------------------------- ------------------------ ---------------------------
     $0.76 to $1.10                                     130                1.2 years                         130
     ------------------------- ----------------------------- ------------------------ ---------------------------
     $1.16 to $1.75                                     697                0.7 years                         697
                                                        ---                                                  ---
     ------------------------- ----------------------------- ------------------------ ---------------------------
     Total                                            2,592                2.1 years                       2,451
                                                      =====                                                =====
     ------------------------- ----------------------------- ------------------------ ---------------------------

     A total of 7,302,000 and 7,936,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 2007 and 2006, respectively. The total fair value of shares vested during the year ended December 31, 2007 was $74,000. The weighted average fair value of options granted during the years ended December 31, 2007 and 2006 were $0.36 and $0.13, respectively. At December 31, 2007, there was $26,000 of total unrecognized compensation costs related to stock options granted which is expected to be recognized over a weighted average period of .6 years.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Deficiency, continued
         -------------------------

Restricted Stock Grants

     A summary of the status of the Company's non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2007 is presented below:

------------------------------------------- ----------------------------------- ----------------------------------------------

            Non-vested Shares                          Shares (000)                Weighted-average Grant Date Fair Value
------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at January 1, 2007                               --                                    $0.00
------------------------------------------- ----------------------------------- ----------------------------------------------
Granted                                                    833                                    $2.22
------------------------------------------- ----------------------------------- ----------------------------------------------
Vested                                                    (173)                                   $2.24
------------------------------------------- ----------------------------------- ----------------------------------------------
Forfeited                                                   --                                    $0.00
                                            ---------------------------------
------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at December 31, 2007                            710                                    $2.22
                                            ==================================
------------------------------------------- ----------------------------------- ----------------------------------------------

The future expected expense for non-vested shares is $1,508,000 and will be recognized on a straight-line basis over the period January 1, 2008 through December 31, 2010.

Warrants
--------

At December 31, 2007, the Company had warrants outstanding to purchase 2,681,688 shares of common stock. The warrants have exercise prices ranging from $0.01 to $2.13 and contracted lives from 5 to 7 years.

NOTE 9 - Income Taxes
         ------------

The Company adopted Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2007.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2004 through 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the year ended December 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our consolidated financial position , results of operations or cash flows.

The  following  table  summarizes  components  of the  provision for current and

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Income Taxes (continued)
         ------------------------

deferred income taxes for the years ended December 31, 2007 and 2006:

                                                                  December 31,
                                                            2007              2006
                                                       ---------------- -----------------
                                                               (in thousands)
       Current
         Federal                                       $         23     $         --
         State and other                                          4               --
                                                       ---------------- -----------------

             Total                                               27               --
                                                       ---------------- -----------------
       Deferred
         Federal                                                 --               --
         State and other                                         --               --
                                                       ---------------- -----------------
             Total                                               --               --
                                                       ---------------- -----------------

                  Provision for Income Taxes           $        27      $        --
                                                       ================ =================

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2007 and 2006:

                                                          December 31,
                                                      2007            2006
                                                ----------------- --------------
       U.S. Federal statutory tax rate                 34%               34%
       Permanent items                                  1                5
       Change in effective tax rate                     9                 0
       State taxes                                      6                 2
       Decrease in valuation allowance                (49)              (41)
                                                      ---               ---
                                                        1%                0%
                                                      ===               ===

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                              December 31,
                                                          2007             2006
                                                    ----------------- ----------------
                                                             (in thousands)
       Deferred tax assets
         Net operating loss carryforwards              $ 27,649          $ 28,514
         Tax credit carryforwards                           759               733
         Fixed and intangible assets                         46                62
         Deferred revenue                                    49               225
         Value of stock options                              99                28
         Unrealized loss on securities                      544               549
         Accruals                                           222               341
                                                      ----------        ----------
                                                         29,368            30,452
       Valuation allowance                              (29,368)          (30,452)
                                                      ----------        ----------
             Deferred tax assets                      $       0        $        0
                                                      ==========       ===========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Income Taxes (continued)
         ------------

At December 31, 2007, the Company has federal and state net operating loss carryforwards ("NOLs") remaining of approximately $77 million and $33 million, respectively, which may be available to reduce taxable income, if any. These NOLs expire through 2025. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. During 2007, the Company performed an evaluation as to whether a change in control had taken place. Management believes that there has been no change in control as such applies to Section 382. However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs. The NOL carryforward as of December 31, 2007 included approximately $230,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in-capital when realized.

NOTE 10 - Related Party and Other Transactions
          ------------------------------------

     o Metropolitan Venture Partners Corp. ("Metropolitan") provided financial advisory services to the Company. Metropolitan is the managing general partner of MetVP. The Company incurred $10,000 during the year ended December 31, 2006 for these services. Additionally, in 2006, MetVP was granted 41,683 common shares for $10,000 of interest on its investment in the Senior Subordinated Secured Notes.

     o The Company has a consulting agreement with DCL Consulting whereby DCL provides quality assurance testing for the Company. In 2007 and 2006 the Company incurred $27,000 and $26,000, respectively for these services. The spouse of an officer of the Company is owner and principal employee of DCL.

     o The Company receives advisory services from Tall Oaks and Lawrence Hite. Tall Oaks is an affiliate of Metropolitan and Lawrence Hite is the principal owner of Tall Oaks. In 2007 and 2006 the Company incurred costs of $18,000 and $9,000, respectively for such services. In 2006, Tall Oaks was issued 144,000 shares in lieu of cash for his fees earned through June 30, 2006. The fair value of the shares approximated the liability.

     o During the year ended December 31, 2006, the Company terminated and settled the consulting agreement with Mountain Meadow Farm and its associates, including SJ Associates (collectively "Mountain Meadow"). As part of the settlement the Company agreed to issue Mountain Meadow 90,638 restricted common shares valued at $34,000 and to pay for the costs of medical, life and certain other insurance through December 31, 2013 with the cost for such insurance not to exceed $200,000 in the aggregate or $50,000 in any 12 month period. At December 31, 2007, the Company has recorded a liability of $119,000 representing the estimated present value of this obligation. Mountain Meadow and its principal employee are shareholders of the Company.

NOTE 11 - Commitments and Contingencies
          -----------------------------

Operating Leases
----------------

Operating leases are primarily for office space, co-location, equipment and automobiles. At December 31, 2007, the future minimum lease payments under operating leases are summarized as follows:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments and Contingencies (continued)
          -----------------------------------------

                                      Year Ending
                                     December 31,               Amount
                             ------------------------------ ----------------
                                                             (in thousands)
                                         2008                        216
                                         2009                         19
                                         2010                         17
                                         2011                          1
                                                                  ------
                                         Total                      $253
                                                                    ====

Rent expense approximated $430,000 and $567,000 for the years ended December 31, 2007 and 2006, respectively.

Employment Agreements
---------------------

On August 22, 2007, the Board ratified and approved the Services Agreement with its Chairman and Chief Executive Officer, effective June 1, 2007 for a term ending on December 31, 2010. The agreement calls for compensation of $20,000 per month (with a 10% increase on each annual anniversary subject to approval of the Company's Compensation Committee and based on performance of the Company), a one-time grant of 100,000 shares of restricted common stock and the granting of 10,000 shares of restricted common stock per month commencing with the execution of the Agreement and ending on December 1, 2010. The fair value of the stock grants is $1,193,000 based on the closing price of the shares on the grant date. During the year ended December 31, 2007, the Company issued 170,000 shares valued at $383,000 as compensation expense related to the services agreement. The agreement further provides for: reimbursement of certain expenses; living and travel expenses approximating $11,000 per month; and certain severance benefits in the event of termination prior to the expiration date.

On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Operating Officer, for a term ending on December 31, 2010. The agreement calls for compensation of $15,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During the year ended December 31, 2007 the Company recorded $33,000 as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Technology Officer, for a term ending on December 31, 2010. The agreement calls for compensation of $16,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During the year ended December 31, 2007 the Company recorded $33,000 as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

On December 12, 2007, the Board ratified and approved an amendment to the Services Agreement with its Chief Financial Officer, for a term ending on December 31, 2009. The agreement calls for compensation of $14,583 per month, and the granting of 2,500 shares of restricted common stock per month commencing

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments and Contingencies (continued)
          -----------------------------------------

on December 1, 2007 and ending on December 31, 2009. The fair value of the stock grants is $116,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During the year ended December 31, 2007 the Company recorded $5,000 as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

The Company entered into an employment and consulting agreement with its former President effective January 1, 2003. The agreement was amended on January 1, 2006. The employment term of the agreement expired June 30, 2006 and is followed by a consulting period which ends December 31, 2008. During the employment term compensation was based on an annual salary of $240,000. In addition the President received options to purchase 100,000 shares of the Company's common stock at $0.50 per share which vest ratably over a period of 26 months and an additional option to purchase 100,000 shares of the Company's common stock at market price on the date of grant which vest on an equal monthly basis over a period of 36 months. During the employment term and for 90 days thereafter the President was reimbursed for reasonable out-of-pocket expenses and temporary living accommodations not to exceed $2,500 per month. During the employment term he also received a transportation allowance of $600 per month and the cost for transportation to his home. During the consulting term of the agreement compensation will be $12,000 per month and duties during the consulting term include consultation with senior executives concerning the Company's respective businesses and operations.

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

Future commitments under employment and consulting agreements are:

                           2008               $1,089,000
                           2009                  970,000
                           2010                  823,000
                                            ------------
                           Total              $2,882,000

NOTE 12 - Management's Liquidity Plans
          ----------------------------

In order to meet the Company's cash needs and to maintain positive operating cash flows the Company has and will continue to take various actions and steps that will enable the Company to attain these goals. These actions include:

     o For the year ended December 31, 2007 the Company had net cash provided by operations of $3,255,000. The Company will continue to monitor and control expenses and anticipates that it will continue to achieve positive cash flows from operations.

     o The Company may raise additional capital through private equity offerings and borrowing. There is no assurance however that such capital would be available to the Company, or if available, on terms and conditions that would be acceptable to it. The Company does not anticipate raising any capital from these sources in the next twelve months.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Management's Liquidity Plans

     o The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In the year ended December 31, 2007 the Company signed agreements with two new customers to provide IOL services. Management anticipates that revenue from new customers will continue to increase in 2008 and beyond and expects to further broaden our customer base in 2008, although there is no assurance that the Company will be able to further broaden its customer base.

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

Management believes that these plans and new initiatives as discussed above will lead to continued positive cash flows and profitability. While the Company pursues these goals the Company also believes that its ability to raise additional capital through equity and debt placements will provide sufficient cash to meet cash requirements at least through December 31, 2008. There can be no assurance, however, that the Company will achieve the cash flow and profitability goals, or that it will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

NOTE 13 - Consolidated Statements of Cash Flows
          -------------------------------------

Supplemental disclosure of cash flow information for the years ended December 31, 2007 and 2006 is summarized as follows:

                                          Year ended December 31,
                                          2007              2006
                                    ----------------- ------------------
                                              (in thousands)
     Interest paid                        $120              $243
                                          ====              ====
     Income taxes paid                    $ 14              $  0
                                          ====              ====

Non-cash investing and financing activities for the years ended December 31, 2007 and 2006 are summarized as follows:

                                                        Year Ended December 31,
                                                         2007            2006
                                                    --------------- ----------------
                                                            (in thousands)
      Dividends accrued and unpaid                     $  847          $  714
                                                       ======          ======
      Capitalized leases and equipment notes incurred  $  119          $  226
                                                       ======          ======
      Reclassification of warrant liability            $  602        $     --
                                                       ======        ========

      Stock issued as dividends                        $  213        $     --
                                                       ======        ========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Products and Services
          ---------------------

The Company and its subsidiaries currently operate in one business segment and have, during the years 2007 and 2006, provided two separate products: ASP Services and Custom Engineering Services. Refer to Note 1 for a detailed description of these products and services.

                                           Year Ended December 31,
                                            2007           2006
                                        -------------- --------------
                                                 (in thousands)
       ASP fees                           $ 7,606           $6,486
       Custom Engineering fees              2,505            2,403
                                          ---------         -------
              Total Revenue               $10,111           $8,889
                                          =======           ======

NOTE 15 - Major Customers
          ---------------

For the year ended December 31, 2007, IBM and Electronic Data Systems Corp. ("EDS") accounted for 51% and 46%, respectively, of the Company's revenue. In 2006, IBM and EDS accounted for 69% and 29% of revenue, respectively. Accounts receivable from these two customers at December 31, 2007 and 2006, amounted to $1,416,000 and $1,937,000, respectively. Loss of either of these customers would have a material adverse effect on the Company.