Form 10-Q
period 2008-03-31
DIRECT INSITE CORP
filed 2008-05-15
CIK 879703

DIRECT INSITE CORP. AND SUBSIDIARIES

                                      INDEX
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                                   (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

        Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [ ]           Accelerated filer [  ]

      Non-accelerated filer [ ]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares of $.0001 par value stock outstanding as of May 10, 2008 was: 7,297,898.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                  Page

     Item 1. Financial Statements.

     Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and
       December 31, 2007 .................................................................................        3
     Condensed Consolidated Statements of Operations
       For the Three Months Ended March 31, 2008 and 2007 (Unaudited).....................................        4

     Condensed Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 2008 and 2007 (Unaudited).....................................        5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................        6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .......       14

      Item 3. Quantitative and Qualitative Disclosures About Market Risk..................................       19

      Item 4T. Controls and Procedures....................................................................       19

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................................................       21

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..................................       21

     Item 3. Defaults Upon Senior Securities .............................................................       21

     Item 4.  Submission of Matters to a Vote of Security Holders ........................................       21

     Item 5. Other Information ...........................................................................       21

     Item 6. Exhibits.....................................................................................       21

     Signatures ..........................................................................................       22


CERTIFICATIONS                                                                                                Exhibits

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
                        (In thousands, except share data)

                                                                                    March 31,           December 31,
                                                                                      2008                 2007
                                                                              --------------------- --------------------
                                                                                  (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $           1,476    $            2,184
  Accounts receivable, net of allowance for doubtful accounts of
   $0 in 2008 and 2007                                                                    1,597                 1,486
  Prepaid expenses and other current assets                                                 142                   135
                                                                              ------------------   --------------------

       Total current assets                                                               3,215                 3,805

Property and equipment, net                                                                 457                   443
Deferred tax asset                                                                        2,867                    --
Other assets                                                                                273                   274
                                                                              ------------------   --------------------

         TOTAL ASSETS                                                         $           6,812     $           4,522
                                                                               ================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
  Accounts payable and accrued expenses                                       $           1,637     $           1,839
  Current portion of capital lease obligations                                               28                    36
  Current portion of notes payable                                                          100                    84
  Dividends payable                                                                       2,736                 3,336
  Deferred revenue                                                                          217                   123
                                                                              ------------------   --------------------

       Total current liabilities                                                          4,718                 5,418

Capital lease obligations, net of current portion                                            11                    14
Notes payable, net of current portion                                                       159                   135
                                                                              ------------------   --------------------

       Total liabilities                                                                  4,888                 5,567
                                                                              ------------------   --------------------

Commitments and contingencies

Shareholders' equity (deficiency)
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
     Series A Convertible Preferred, 134,680 issued and outstanding in 2008 and 2007; liquidation preference of $2,750,000;
     Series B Redeemable Preferred, 974 shares issued and outstanding in                      -                     -
     2008 and 2007; liquidation preference of $974,075;
     Series C Redeemable Preferred, 2,000 shares issued and outstanding                       -                     -
     in 2008 and 2007; liquidation preference of $2,000,000;
     Series D Redeemable Preferred, 100 shares issued and outstanding in 2008 and 2007; liquidation preference of $100,000.
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
  7,308,000 and 7,115,216 shares issued in 2008 and 2007, respectively;
  and 7,268,073 and 7,075,289 shares outstanding in 2008 and 2007,
  respectively                                                                                1                     1
  Additional paid-in capital                                                            115,191               114,961
  Accumulated deficit                                                                  (112,940)             (115,679)
                                                                              ------------------   --------------------
                                                                                          2,252                  (717)
  Common stock in treasury, at cost  - 24,371 shares                                       (328)                 (328)
                                                                              ------------------   --------------------
       Total shareholders' equity (deficiency)                                            1,924                (1,045)
                                                                              ------------------   --------------------

          TOTAL LIABILITIES AND SHAREHODERS' EQUITY
          (DEFICIENCY)                                                        $           6,812    $            4,522
                                                                              ====================  ==================

See notes to condensed consolidated financial statements.                      3

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
                      (in thousands, except per share data)

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                               March 31,
                                                                                               ---------
                                                                                           2008             2007
                                                                                     ---------------- ----------------
   Revenue                                                                          $       1,954    $       2,254
                                                                                     ---------------- ----------------

   Costs and expenses
     Operations, research and development                                                     825              875
     Sales and marketing                                                                      210              337
     General and administrative                                                               786              493
     Amortization and depreciation                                                             76               86
                                                                                     ---------------- ----------------
                                                                                            1,897            1,791
                                                                                     ---------------- ----------------

   Operating income                                                                            57              463

   Other expenses
     Interest expense, net                                                                     12               34
                                                                                     ---------------- ----------------

   Income  before  income taxes                                                                45              429
   Benefit from (provision for) income tax                                                  2,867              (27)
                                                                                     ---------------- ----------------
   Net income                                                                               2,912              402

   Preferred stock dividends                                                                (173)             (212)
                                                                                     ---------------- ----------------

   Net  income  attributable to common shareholders                                 $      2,739     $         190
                                                                                     ================ ================
   Basic  income per share attributable to common shareholders                      $       0.38     $        0.04
                                                                                     ================ ================
   Fully diluted  income per share attributable to common shareholders              $       0.26     $        0.03
                                                                                     ================ ================
   Basic weighted average common shares outstanding                                         7,199            5,253
                                                                                     ================ ================

   Fully diluted weighted average common shares outstanding                                10,927            7,112
                                                                                     ================ ================`

See notes to condensed consolidated financial statements.                      4

                               DIRECT INSITE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                        (In thousands, except share data)

                                                                                         For the three months ended
                                                                                         --------------------------
                                                                                                  March 31,
                                                                                                  --------
                                                                                            2008              2007
                                                                                     ----------------- ------------------
Cash flows from operating activities
 Net income                                                                            $        2,912     $        402

 Adjustments to reconcile net income
  to net cash provided by operations:
   Amortization and depreciation:
     Property and equipment                                                                       76                86
    Stock based compensation expense                                                             180                53

  Changes in operating assets and liabilities:
    Accounts receivable                                                                         (111)              235
    Prepaid expenses and other current assets                                                     (6)               41
    Deferred taxes                                                                            (2,867)               --
    Accounts payable and accrued expenses                                                        (91)               (8)
    Deferred revenue                                                                              94              (184)
                                                                                     ----------------- ------------------
       Net cash provided by operations                                                           187               625
                                                                                     ----------------- ------------------

Cash flows used in investing activities:

 Expenditures for property and equipment                                                         (89)              (49)
                                                                                     ----------------- ------------------

Cash flows used in financing activities:

Payment of dividends on preferred stock                                                         (773)               --
Repayments of revolving loans, net                                                                --              (232)
 Repayment of lines of credit                                                                     --               (86)
 Principal payments on capital lease obligations                                                 (11)              (23)
 Repayments of long-term debt                                                                    (22)              (13)
                                                                                     ----------------- ------------------
       Net cash used in financing activities                                                    (806)             (354)
                                                                                     ----------------- ------------------

Net (decrease) increase in cash and cash equivalents                                            (708)              222

Cash and cash equivalents - beginning of period                                                 2,184              295
                                                                                     ----------------- ------------------

Cash and cash equivalents - end of period                                            $         1,476     $         517
                                                                                     ================= ==================
Supplemental Disclosures:

Cash paid for interest                                                               $            19     $          37
                                                                                     ================= ==================
Cash paid for income taxes                                                           $            30     $          14
                                                                                     ================= ==================
Non-cash investing and financing activities:
  Reduction in accrued liabilities through issuance of debt                          $            62     $           -
                                                                                     ================= ==================
  Acquisition of equipment through issuance of debt                                  $             -     $         104
                                                                                     ================= ==================
  Dividends accrued and unpaid                                                       $           173     $         212
                                                                                     ================= ==================

See notes to condensed consolidated financial statements.                      5

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


1.   Interim Financial Information

     The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries ("Direct Insite" or the "Company"). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of March 31, 2008, and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2008 and 2007, have been prepared by the Company and are not audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In addition, the December 31, 2007 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the quarterly period ended March 31, 2008, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Form-10KSB. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the audited December 31, 2007 consolidated financial statements.

     Use of Estimates
     ----------------

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Disclosures that are particularly sensitive to estimation include revenue recognition, stock based compensation, valuation allowance on deferred tax assets, and management's plans, as disclosed in Note 9. Actual results could differ from those estimates.

2.   The Company

     Direct Insite Corp. was organized as a public company, under the laws of the State of Delaware on August 27, 1987. Direct Insite operates as an application service provider ("ASP"), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay
     (PTP) and Order-to-Cash (OTC) processes. The Company's global Electronic Invoice Presentment and Payment ("EIP&P") services automate manual business processes such as complex billing, invoice validation, invoice-to-order matching, consolidation, dispute handling, and payment processing.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

     Management's liquidity plans are discussed in Note 8. Also, as described in
     Note 7, the Company has two customers that accounted for approximately 97.6% of the Company's revenue for the three month period ended March 31, 2008 and 96.1% of revenue for the three month period ended March 31, 2007. Loss of either of these customers would have a material adverse effect on the Company.

3.   Stock Based Compensation

     Stock Options
     -------------

     The Company accounts for stock options using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No, 123 (Revised 2004), "Share-Based Payment", ("SFAS 123(R)"). As a result, for the three months ended March 31, 2008 and 2007, the Company recorded $45,000 and $33,000, respectively, in compensation expense for the fair value of options. At March 31, 2008, there was $50,000 of total unrecognized compensation costs related to stock options granted which is expected to be recognized over a weighted average period of 10 months.

     Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At March 31, 2008, 5,754,000 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises. During the three months ended March 31, 2008 the Company issued 75,000 options with a weighted average grant date fair value of $69,000. There were 65,000 options issued during the three months ended March 31, 2007, which had a weighted average grant date fair value of $11,000 The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model (see Note 6). The Company recorded $45,000 and $33,000 as stock compensation expense for options for the three months ended March 31, 2008 and 2007, respectively.

     A summary of option activity under the plans for the three months ended March 31, 2008 is as follows:

   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
                                                                                  Weighted Average
                                                              Weighted Average      Remaining         Aggregate Intrinsic
                                               Shares          Exercise Price       ContractuaL             Value
                                           (in thousands)                         Term (in years)       (in thousands)
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Balance, December 31, 2007                  2,592               $0.77
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Granted                                    75               $1.50
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Exercised                                (130)              $0.77
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Canceled                                   --                  --
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Forfeited                                  --                  --
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Balance, March 31, 2008                     2,537               $0.79                  1.8                 $2,304
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Exercisable, March 31, 2008                 2,440               $0.80                  1.8                 $2,194
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------

     The total fair value of options vested during the three months ended March 31, 2008 was $45,000.

     Restricted Stock Grants
     -----------------------

     During the quarter ended March 31, 2008 the Company granted 21,858 shares to directors as part of their compensation. The stock grants had a fair

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


     value of $33,000 based on the closing price of the stock on the date of the grant. The stock grants vest over the two year period January 1, 2008 through December 31, 2009.

     A summary of the status of the Company's restricted non-vested shares issued pursuant to employment and service agreements as of March 31, 2008 and changes during the three months ended March 31, 2008 is presented below:

------------------------------------------ ---------------------------------- ------------------------------------------------

              Non-vested Shares                    Shares (in thousands)      Weighted-average Grant Date Fair Value
------------------------------------------ ---------------------------------- ------------------------------------------------
Non-vested at January 1, 2008                           710                                      $2.22
------------------------------------------ ---------------------------------- ------------------------------------------------
Granted                                                  22                                      $1.50

------------------------------------------ ---------------------------------- ------------------------------------------------
Vested                                                  (40)                                     $2.12

------------------------------------------ ---------------------------------- ------------------------------------------------
Forfeited                                                --                                         --
                                           =====================================
------------------------------------------ ---------------------------------- ------------------------------------------------
Non-vested at March 31, 2008                            692                                      $2.20
                                           =====================================
------------------------------------------ ---------------------------------- ------------------------------------------------

     For the three months ended March 31, 2008 and 2007 stock compensation expense for stock grants was $134,000 and $20,000, respectively. The future expected expense for non-vested shares is $1,407,000 and will be recognized on a straight-line basis over the period January 1, 2008 through December 31, 2010.

4.   Accounts Receivable and Revolving Loans

     On May 31, 2007, the Company renewed an Accounts Receivable Line of Credit with a Bank, whereby the Company from time to time may assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less finance charges equal to the prime rate plus 2.00% per month (7.25% at March 31, 2008), is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time shall not exceed $1.5 million. The Company paid a facility fee of $15,000 for the renewal and the agreement expires on May 30, 2008. At March 31, 2008 and December 31, 2007, the Company had no accounts receivable assigned to the Bank and had no advances from the Bank.

5.   Debt

     Notes payable
     -------------

     At March 31, 2008 and December 31, 2007, notes payable consist of $259,000 and $219,000, respectively, of borrowings for the purchase of equipment. These notes bear interest at rates ranging from 9.0% to 10.3% per year and mature through January 2012. The notes are collateralized by the equipment purchased with net book values of $215,000 and $187,000, at March 31, 2008 and December 31, 2007, respectively.


     Capitalized lease obligations
     -----------------------------

     The Company has equipment under capital lease obligations expiring at various times through 2008. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 10.2% to 19.2%. At March 31, 2008, the gross and net book value of the related assets is approximately $135,000

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


     and $25,000, respectively. At December 31, 2007, the gross and net book value of the related assets was approximately $135,000 and $28,000, respectively.

6.   Shareholders' Equity

     The  following  table  summarizes  the  changes  in  shareholders'   equity
     (deficiency) for the three months ended March 31, 2008:

                     -------------------------------------------------- --------------------
                                                                              In thousands
                     -------------------------------------------------- --------------------
                            Balance - January 1, 2008                           $ (1,045)
                     -------------------------------------------------- --------------------
                              Dividends accrued                                     (173)
                     -------------------------------------------------- --------------------
                              Stock based compensation                               180
                     -------------------------------------------------- --------------------
                              Shares issued for settlement of
                              accrued liabilities                                     50
                     -------------------------------------------------- --------------------
                              Net income                                           2,912
                                                                               -----------
                     -------------------------------------------------- --------------------
                            Balance - March 31, 2008                            $  1,924
                     -------------------------------------------------- --------------------

     Common Stock and Option Issuances
     ---------------------------------

     During the three months ended March 31, 2008 the Company issued 52,500 restricted common shares with a fair value of $95,000 based on the closing share price on the date of the grant to certain officers under employment agreements. The Company also issued 1,552 restricted common shares valued at $3,000 to a former employee for services in 2007, and 61,431 restricted common shares with a fair value of $47,500 to an employee for accrued compensation in 2007. The Company also issued 77,301 common shares on exercise of stock options. The options were exercised on a cashless basis.

     During the quarter ended March 31, 2008, the Company issued 75,000 options to an officer and a director to purchase common stock. The options have an exercise prices of $1.50 (the trading price of the shares at the date of the grant) and a fair value at the grant date of $69,000. The valuation was determined using the Black-Scholes method. The key assumptions used were a volatility of 98.1%, dividend rate of 0%, a risk free rate of 1.9% and an expected life of 3.0 years. During the quarter ended March 31, 2007, the Company issued 65,000 options to employees to purchase common stock. The options have exercise prices of $0.61 and $0.70 (the trading prices of the shares at the date of the grant) and a fair value at the grant date of $19,500. The valuation was determined using the Black-Scholes method. The key assumptions used were a volatility of 69.0% to 74.3%, dividend rate of 0%, a risk free rate of 4.9% and an expected life of 3.25 years.

     Earnings Per Share
     ------------------

     The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when their effect would be

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


     anti-dilutive. The following table presents the shares used in the computation of fully diluted earnings per share for the three months ended March 31, 2008 and 2007:

        --------------------------------------------------- ----------------------- ---------------------------------
                                                              Three Months Ended           Three Months Ended
                                                                March 31, 2008               March 31, 2007

        --------------------------------------------------- ----------------------- ---------------------------------
                                                                (in thousands)               (in thousands)
         --------------------------------------------------- ----------------------- ---------------------------------
               Common shares outstanding                             7,199                        5,253
         --------------------------------------------------- ----------------------- ---------------------------------
               Warrants to purchase common stock                       989                        1,047
         --------------------------------------------------- ----------------------- ---------------------------------
               Options to purchase common stock                      1,387                          812
         --------------------------------------------------- ----------------------- ---------------------------------
               Stock grants                                              5                           --
         --------------------------------------------------- ----------------------- ---------------------------------
               Series A Convertible preferred stock                  1,347                           --
                                                                    ------                        ------
         --------------------------------------------------- ----------------------- ---------------------------------
               Total fully diluted shares                           10,927                        7,112
                                                                    ======                        ======
        --------------------------------------------------- ----------------------- ---------------------------------

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been antidilutive for the periods presented, consist of the following (in thousands):

                                                                                Three Months Ended March 31,
                                                                                  2008                 2007
                                                                                  ----                 ----
           Options to purchase common stock                                         75                2,058
           Warrants to purchase common stock                                       552                  643
           Restricted stock grants                                                 673                   --
           Series A Convertible preferred stock                                     --                1,347
                                                                                  -----               -----

                 Total potential common shares as of March 31                     1,300               4,048
                                                                                  =====               =====

7.   Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: ASP services and custom engineering services.


                                                                Three Months Ended March 31,
                                                                   2008                 2007
                                                           ------------------- --------------------
                     ASP IOL fees                                  $1,829           $   1,663
                     Custom engineering fees                          125                 591
                                                                  -------            --------

                          Total Revenue                            $1,954              $2,254
                                                                   ======              ======

     Major Customers
     ---------------

     For the three months ended March 31, 2008, IBM and Electronic Data Systems ("EDS") accounted for 47.6% and 50.0% of the Company's total revenue, respectively. For the three months ended March 31, 2007, IBM and EDS accounted for 50.2% and 45.9% of total revenue, respectively. Accounts receivable from these customers amounted to $1,537,000 and $1,416,000 at March 31, 2008 and December 31, 2007, respectively.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


8.   Income Taxes

     In its interim financial statements the Company follows the guidance in Accounting Principles Board ("APB") Opinion 28 "Interim Financial Reporting" and FIN 18 "Accounting for Income Taxes in Interim Periods an Interpretation of APB 28", whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim period's income or loss. As the Company has significant net operating loss carry-forwards the effective income tax rate applied to the period ended March 31, 2008 income was 0%. The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company currently has significant deferred tax assets consisting predominately of net operating loss carry-forwards. SFAS No. 109, "Accounting for Income Taxes ("FAS 109"), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. During the three months ended March 31, 2008, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years and, therefore, reduced its valuation allowance during the quarter ended March 31, 2008 in accordance with APB
     28. As a result the Company's effective tax rate for the three months ended March 31, 2008 differs from the current statutory rates. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis. The Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

9.   Management's Liquidity Plans

     In order to meet the Company's cash needs and to maintain positive operating cash flows the Company has and will continue to take various actions and steps that the Company believes will enable it to attain these goals. These actions include:

     o For the three months ended March 31, 2008 and the year ended December 31, 2007 the Company had net cash provided by operations of $187,000 and $3,255,000, respectively. The Company will continue to monitor and control expenses and anticipates that it will continue to achieve positive cash flows from operations.

     o The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In the year ended December 31, 2007 the Company signed agreements with two new customers to provide IOL services. Management anticipates that

                      DIRECT INSITE CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


          revenue from new customers will continue to increase in 2008 and beyond and expects to further broaden the customer base in 2008, although there is no assurance that the Company will be able to further broaden its customer base.

     o Based on the advice of legal counsel, management believes the Company may only pay dividends to the extent it has a surplus or current earnings pursuant to Delaware General Corporate Law.

     Management believes that these plans and new initiatives as discussed above will lead to continued positive cash flows and profitability. While the Company pursues these goals the Company also believes that its ability to generate positive cash flows from operations will provide sufficient cash to meet cash requirements at least through March 31, 2009. There can be no assurance, however, that the Company will achieve the cash flow and profitability goals, or that it will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

10.  New Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position
     (FSP) No. SFAS 157-2, "Effective Date of FASB Statement No. 157" (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS No. 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 157 and FSP SFAS 157-2 on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Company has not elected to use the fair value method for any financial assets or liabilities and therefore SFAS 159 did not have an effect on the Company's financial position or results of operations.

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

               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


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

     In December 2007, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 Share-Based Payment ("SAB 110") which amends SAB 107 regarding the use of a "simplified" method, as discussed in SAB 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with FASB No. 123(R) "Share Based Payment". Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees' exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company adopted SAB 110 effective January 1, 2008 and will continue to apply the simplified method until sufficient historical experience is readily available to provide a reasonable estimate of the expected term for employee options grants. The impact of adopting SAB 110 was not material.

     In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company beginning on January 1, 2009. The adoption of this statement will change the disclosures related to derivative instruments held by the Company, if any.

                      DIRECT INSITE CORP. AND SUBSIDIARIES


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, the risk of errors or failures in the Company's software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, the dependence on key personnel and such other risk factors which may arise from time to time including, but not limited to, the risk factors set forth in the Company's Reports on Form 10-KSB as filed with the Securities and Exchange Commission. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

Overview

Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as "Direct Insite" or the "Company"), was organized as a public company, under the laws of the State of Delaware on August 27, 1987. Direct Insite operates as an application service provider ("ASP"), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay (PTP) and Order-to-Cash (OTC) processes. The Company's global Electronic Invoice Presentment and Payment ("EIP&P") services automate manual business processes such as complex billing, invoice validation, invoice-to-order matching, consolidation, dispute handling, and payment processing.

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

Currently, IBM, representing approximately 47.6% and 50.2% of our revenue for the three month periods ended March 31, 2008 and 2007, respectively, utilizes our suite of IOL products and services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice related information in their local language and currency via the Internet 24 hours a day, seven days a week, 365 days a year. Electronic Data Systems Corp. ("EDS") accounted for approximately 50.0% and 45.9% of revenue for the three months ended March 31, 2008 and 2007, respectively.

Critical accounting policies

Our condensed consolidated financial statements and the notes thereto contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates

                      DIRECT INSITE CORP. AND SUBSIDIARIES


on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continuing basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

Allowance For Doubtful Accounts
-------------------------------

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. At March 31, 2008 and December 31, 2007, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets
-------------------------------

Statement of Financial Accounting Standards ("SFAS"), No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the three months ended March 31, 2008 and 2007, respectively.

Income Taxes
------------

We currently have significant deferred tax assets. SFAS No. 109, "Accounting for Income Taxes"("FAS 109"), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in

                      DIRECT INSITE CORP. AND SUBSIDIARIES


additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis (see note 8 to the Condensed Consolidated Financial Statements).

Use of Estimates
----------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Certain items, among others, that are particularly sensitive to estimates are revenue recognition, stock based compensation and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.


Results of operations

For the three months ended March 31, 2008 we had income from operations of $57,000 compared to income from operations of $463,000 in the same period in 2007. We had net income of $2,912,000 for the three months ended March 31, 2008 compared to net income of $402,000 for the three months ended March 31, 2007.

For the three months ended March 31, 2008 revenue decreased $300,000 (13.3%) to $1,954,000 compared to revenue of $2,254,000 for the same period in 2007. This decrease is primarily the result of a decrease in engineering services revenue of $466,000 (78.8%) offset by an increase of $166,000 (10.0%) in our core business, the ASP IOL services. The decrease in the engineering services revenue is due to a decrease in the number and size of projects in process during the first quarter of 2008. We anticipate that revenue from new projects will increase during the remainder of 2008 as we begin new initiatives at both IBM and EDS and as we expand our customer base.

Costs of operations, research and development decreased by $50,000 (5.7%) to $825,000 for the three months ended March 31, 2008 compared to costs of $875,000 for the three months ended March 31, 2007. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The decrease in costs is principally due to decreases in personnel wages and benefit costs of $69,000 from staff reductions, a decrease in costs of contract labor of $42,000, offset by an increase in costs for a second data center of $37,000 and increases in other costs of $24,000.

Sales and marketing costs were $210,000 for the three months ended March 31, 2008, a decrease of $127,000 or 37.7% compared to costs of $337,000 for the same period in 2007. Personnel and related benefit costs decreased $39,000 as a result of staff reductions, travel and entertainment costs decreased $40,000 and professional fees decreased $30,000 while other sales and marketing costs decreased by $18,000.

General and administrative costs increased $293,000 (59.4%) to $786,000 for the three months ended March 31, 2008 compared to costs of $493,000 for the same period in 2007. The increase is principally due to an increase in salaries and related benefit costs of $58,000, and stock compensations costs of $144,000. Travel and entertainment costs increased $50,000 while all other general and administrative costs increased $41,000.

                      DIRECT INSITE CORP. AND SUBSIDIARIES


Interest expense, net decreased $22,000 (64.7%) to $12,000 for the three months ended March 31, 2008 compared to costs of $34,000 for the same period in 2007. This is principally due the lower rate of borrowing in 2008 compared to 2007.

During the three months ended March 31, 2008, we recorded a benefit from income tax of $2,867,000 as a result of reducing the valuation allowance on our deferred tax assets for net operating loss carry-forwards we more likely than not expect to utilize in future years.

Financial Condition and Liquidity

Cash provided by operating activities for the three months ended March 31, 2008 was $187,000 compared to cash provided by operations of $625,000 for the three months ended March 31, 2007. This consisted of the net income of $45,000, increased by non-cash expenses of $256,000, including depreciation and amortization of property and equipment of $76,000, and stock-based compensation expense of $180,000. This was offset by an increase in accounts receivable of $111,000 and prepaid expenses of $6,000 and a decrease in accounts payable and accrued expenses of $91,000. Deferred revenue decreased by $94,000.

Cash used in investing activities was $89,000 for the three months ended March 31, 2008, compared to $49,000 for same period in 2007. This was principally expenditures for equipment.

Cash used in financing activities totaled $806,000 for the three months ended March 31, 2008, compared to cash used in financing activities of $354,000 for the three months ended March 31, 2007. We paid $773,000 in dividends on preferred stock and repaid $33,000 of long-term debt and capital lease obligations in the first quarter of 2008.

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

Management's Liquidity and Financing Plans

In order to meet our cash requirements and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:


     o For the three months ended March 31, 2008 and the year ended December 31, 2007 we had net cash provided by operations of $187,000 and $3,255,000, respectively. We will continue to monitor and control expenses and we anticipate that we will continue to achieve positive cash flows from operations.

     o We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In the year ended December 31, 2007 we signed agreements with two new customers to provide IOL services. We anticipate that revenue from new customers will continue to increase in 2008 and beyond and we expect to further broaden our customer base in 2008, although there is no assurance that we will be able to further broaden our customer base.

                      DIRECT INSITE CORP. AND SUBSIDIARIES


     o Based on the advice of legal counsel, we believe the Company may only pay dividends to the extent it has a surplus or current earnings pursuant to Delaware General Corporate Law.

     We believe that these plans and new initiatives as discussed above will lead to continued positive cash flows and profitability. While we pursue these goals we also believe that our ability to generate positive cash flows from operations will provide sufficient cash to meet our cash requirements at least through March 31, 2009. There can be no assurance, however, we will achieve the cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, we may have to revise our plans and significantly reduce operating expenses, which could have an adverse effect on revenue and operations in the short term.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk.

     We are exposed to the impact of changes in interest rates principally on our Accounts Receivable Line of Credit which has a variable interest rate factor based on the prime rate. An increase or decrease in the prime rate could increase or decrease our interest costs. During the three months ended March 31, 2008 we had no borrowings under this line of credit and therefore the change in the prime rate during the period had no effect on our consolidated financial position, results of operations or cash flows.

Item 4T.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures
     -------------------------------------------------

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as such term is defined by the rules established under the Securities Exchange Act of 1934.

     Based on our evaluation which took place as of March 31, 2008 (the "Evaluation Date"), we believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. More specifically, the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this material weakness since January 2004 at which time the staff of the accounting department was reduced. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff. The Company has not determined at this time when such additional staff will be employed.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES


     conformity with accepted accounting principles generally accepted in the United States of America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization. In 2007 the Company adopted and implemented the control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act").

     There was no change in the Company's internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

     It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. However, due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the CFO.

     Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness as of the Evaluation Date, under standards established by the American Institute of Certified Public Accountants. As previously stated, the reportable condition and material weakness relates to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer and the consultant as mentioned above, of transactions and accounting entries. Given this reportable condition and material weakness, the Chief Financial Officer devoted additional time to closing, preparing and reviewing the report for the quarter ended March 31, 2008.

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




DIRECT INSITE CORP.




/s/  James A. Cannavino
------------------------------------------------------
James A. Cannavino, Chief Executive Officer                May 15, 2008



/s/ Michael J. Beecher
------------------------------------------------------
Michael J. Beecher,  Chief Financial Officer               May 15, 2008