Form 10-Q
period 2008-09-30
DIRECT INSITE CORP
filed 2008-11-13
CIK 879703

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


                For the quarterly period ended September 30, 2008

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

     The number of shares of $.0001 par value stock outstanding as of November 10, 2008 was: 9,359,264.

PART I - FINANCIAL INFORMATION                                            Page

     Item 1. Financial Statements.

     Condensed Consolidated Balance Sheets as of September 30, 2008
       (Unaudited) and December 31, 2007 ..................................   3
     Condensed Consolidated Statements of Income
       For the Three and Nine Months Ended September 30, 2008
       and 2007 (Unaudited)................................................   4

     Condensed Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 2008 and
       2007 (Unaudited)....................................................   5

     Notes to Condensed Consolidated Financial Statements
       (Unaudited) ........................................................   6

      Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations ...............................   14

      Item 3. Quantitative and Qualitative Disclosure About Market
       Risk...............................................................   19

      Item 4T. Controls and Procedures....................................   19

PART II - OTHER INFORMATION

     Item 6. Exhibits.....................................................   21

     Signatures ..........................................................   22

CERTIFICATIONS                                                         Exhibits

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
                        (In thousands, except share data)

                                                                                  September 30,         December 31,
                                                                                       2008                 2007
                                                                              --------------------- --------------------
                                                                                   (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $            1,054    $         2,184
  Accounts receivable, net of allowance for doubtful accounts of
   $0 in 2008 and 2007                                                                     1,578              1,486
  Prepaid expenses and other current assets                                                   86                135
                                                                              --------------------- --------------------
       Total current assets                                                                2,718              3,805

Property and equipment, net                                                                  712                443
Deferred tax asset                                                                         2,867                  -
Other assets                                                                                 272                274
                                                                              --------------------- --------------------
         TOTAL ASSETS                                                         $            6,569     $        4,522
                                                                              ===================== ====================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
  Accounts payable and accrued expenses                                       $            1,629     $        1,839
  Current portion of capital lease obligations                                                 8                 36
  Current portion of notes payable                                                           168                 84
  Dividends payable                                                                          950              3,336
  Deferred revenue                                                                           180                123
                                                                              --------------------- --------------------
       Total current liabilities                                                           2,935              5,418

Capital lease obligations, net of current portion                                              8                 14
Notes payable, net of current portion                                                        320                135
                                                                              --------------------- --------------------

       Total liabilities                                                                   3,263              5,567
                                                                              --------------------- --------------------
Commitments and contingencies

Shareholders' equity (deficiency)
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
    Series A Convertible Preferred, 0 issued and outstanding in 2008 and134,680 issued and outstanding in 2007;
    Series B Redeemable Preferred, 974 shares issued and outstanding in                        -                  -
    2008 and 2007; liquidation preference of $974,075;
    Series C Redeemable Preferred, 2,000 shares issued and outstanding                         -                  -
    in 2008 and 2007; liquidation preference of $2,000,000;
    Series D Redeemable Preferred, 100 shares issued and outstanding in 2008 and 2007; liquidation preference of $100,000.
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
  9,399,191 and 7,115,216 shares issued in 2008 and 2007, respectively;
  and 9,359,264 and 7,075,289 shares outstanding in 2008 and 2007,                             1                  1
  respectively
  Additional paid-in capital                                                             116,128            114,961
  Accumulated deficit                                                                   (112,495)          (115,679)
                                                                              --------------------- --------------------
                                                                                           3,634               (717)

  Common stock in treasury, at cost  - 24,371 shares                                        (328)              (328)
                                                                              --------------------- --------------------
            Total shareholders' equity (deficiency)                                        3,306             (1,045)
                                                                              --------------------- --------------------
          TOTAL LIABILITIES AND SHAREHODERS' EQUITY
         (DEFICIENCY)                                                         $            6,569      $       4,522
                                                                              ===================== ====================


See notes to condensed consolidated financial statements.                      3

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
                      (in thousands, except per share data)


                                                                  Three Months Ended                Nine Months Ended
                                                                  ------------------                -----------------
                                                                    September 30,                     September 30,
                                                                    -------------                     -------------
                                                                   2008            2007            2008             2007
                                                            --------------- --------------- ----------------- ----------------
Revenue                                                     $       2,509   $       2,582   $       6,810     $        7,416
                                                            --------------- --------------- ----------------- ----------------

Costs and expenses
  Operations, research and development                                984             844           2,816              2,706
  Sales and marketing                                                 273             245             692                873
  General and administrative                                          747             871           2,197              1,931
  Depreciation and amortization                                        74              78             227                259
                                                            --------------- --------------- ----------------- ----------------
                                                                    2,078           2,038           5,932              5,769
                                                            --------------- --------------- ----------------- ----------------

Operating income                                                      431             544             878              1,647

Other (income) expense
  Other income, net                                                    (1)             --              (1)                (8)
  Interest expense, net                                                 0              20              11                 86
                                                            --------------- --------------- ----------------- ----------------
Income before provision for income tax                                432             524             868              1,569

Provision for (benefit from) income taxes                              14              --          (2,853)                27
                                                            --------------- --------------- ----------------- ----------------
Net income                                                            418             524           3,721              1,542
Preferred stock dividends                                            (161)           (227)           (536)              (658)
                                                            --------------- --------------- ----------------- ----------------

Net income attributable to common shareholders              $         257       $     297        $  3,185        $       884
                                                            =============== =============== ================= ================
Basic income per share attributable
 to common shareholders                                     $        0.03       $    0.05        $   0.43        $      0.16
                                                            =============== =============== ================= ================

Fully diluted income per share attributable
 to common shareholders                                     $        0.03       $    0.03        $   0.31        $      0.11
                                                            =============== =============== ================= ================
Basic weighted average common shares outstanding                    7,903           6,082           7,482              5,650
                                                            =============== =============== ================= ================

Fully diluted weighted average common shares outstanding
                                                                    9,553           9,014          10,871              8,136
                                                            =============== =============== ================= ================

See notes to condensed consolidated financial statements. 4

                               DIRECT INSITE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (In
                          thousands, except share data)

                                                                                          For the nine months ended
                                                                                                 September 30,
                                                                                           2008              2007
                                                                                     ----------------- ------------------
Cash flows from operating activities
 Net income                                                                            $       3,721    $        1,542

 Adjustments to reconcile net income to net cash provided by operations:
    Amortization and depreciation:
      Property and equipment                                                                     226               259
    Deferred taxes                                                                            (2,867)               --
    Stock based compensation expense                                                             481               458
    Gain on sale of investment                                                                    --                (8)

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          (92)              320
    Prepaid expenses and other current assets                                                     50                14
    Other assets                                                                                  --                 3
    Accounts payable and accrued expenses                                                        (81)              (60)
    Deferred revenue                                                                              57              (221)
                                                                                     ----------------- ------------------
       Net cash provided by operations                                                         1,495             2,307
                                                                                     ----------------- ------------------

Cash flows used in investing activities:
    Proceeds from sale of investment                                                              --                 8
    Expenditures for property and equipment                                                     (198)             (130)
                                                                                     ----------------- ------------------
           Net cash used in investing activities                                                (198)             (122)
                                                                                     ----------------- ------------------

Cash flows used in financing activities:
    Proceeds from issuance of shares on exercise of options and warrants                         618                28
    Payment of dividends on preferred stock                                                   (2,922)               --
    Proceeds from revolving loans, net                                                            --               110
    Repayment of lines of credit                                                                  --              (586)
    Principal payments on capital lease obligations                                              (34)              (50)
    Repayments of long-term debt                                                                 (89)              (49)
                                                                                     ----------------- ------------------
       Net cash used in financing activities                                                  (2,427)             (547)
                                                                                     ----------------- ------------------

Net (decrease)  increase in cash and cash equivalents                                         (1,130)            1,638

Cash and cash equivalents - beginning of period                                                2,184               295
                                                                                     ----------------- ------------------
Cash and cash equivalents - end of period                                            $         1,054     $       1,933
                                                                                     ================= ==================
Supplemental Disclosures:

Cash paid for interest                                                               $            38     $          90
                                                                                     ================= ==================
Cash paid for income taxes                                                           $            30     $          14
                                                                                     ================= ==================
Non-cash investing and financing activities:
  Reduction in accrued liabilities through issuance of debt                          $            62     $           -
                                                                                     ================= ==================
  Acquisition of equipment through issuance of debt                                  $           295     $         104
                                                                                     ================= ==================
  Dividends accrued and unpaid                                                       $           536     $         658
                                                                                     ================= ==================
  Reclassification of warrant liability                                              $            --               602
                                                                                     ================= ==================
  Common stock issued for settlement of liability                                    $            67     $         360
                                                                                     ================= ==================

See notes to condensed consolidated financial statements                       5

                      DIRECT INSITE CORP. AND SUBSIDIARIES


1.   Interim Financial Information

     The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries ("Direct Insite" or the "Company"). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of September 30, 2008, and the condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2008 and 2007, have been prepared by the Company and are not audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In addition, the December 31, 2007 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     Management's liquidity plans are discussed in Note 9. Also, as described in
     Note 7, the Company has two customers that accounted for approximately 91.3% and 96.7% of the Company's revenue for the nine month periods ended September 30, 2008 and 2007, respectively. Loss of either of these customers would have a material adverse effect on the Company.

                      DIRECT INSITE CORP. AND SUBSIDIARIES


3.    Stock Based Compensation

      Stock Options
      -------------

     The Company accounts for stock options using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No, 123 (Revised 2004), "Share-Based Payment", ("SFAS 123(R)"). As a result, for the three and nine month periods ended September 30, 2008, the Company recorded $14,000 and $78,000, respectively, in compensation expense for the fair value of options. For the three and nine month periods ended September 30, 2007, the Company recorded $11,000 and $70,000, respectively, in compensation expense for the fair value of options. At September 30, 2008, there was $17,000 of total unrecognized compensation costs related to stock options granted which is expected to be recognized over a weighted average period of 6 months.

     Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At September 30, 2008, 5,754,000 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises. During the nine months ended September 30, 2008 the Company issued 75,000 options with a weighted average grant date fair value of $69,000. There were 80,000 options issued during the nine months ended September 30, 2007, which had a weighted average grant date fair value of $29,000. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model (see Note 6).

     A summary of option activity under the plans for the nine months ended September 30, 2008 is as follows:

   ------------------------------------ ----------------- --------------------- -------------------- --------------------------

                                                                                   Weighted Average
                                                              Weighted Average  Remaining Contractual Aggregate Intrinsic Value
                                               Shares          Exercise Price       Term (in years)       (in thousands)
                                           (in thousands)
   ------------------------------------ ----------------- --------------------- -------------------- --------------------------
   Balance, December 31, 2007                   2,592               $0.77
   ------------------------------------ ----------------- --------------------- -------------------- --------------------------
       Granted                                     75               $1.50
   ------------------------------------ ----------------- --------------------- -------------------- --------------------------
       Exercised                                 (800)              $1.09
   ------------------------------------ ----------------- --------------------- -------------------- --------------------------
       Canceled                                    --                  --
   ------------------------------------ ----------------- --------------------- -------------------- --------------------------
       Forfeited                                   --                  --
   ------------------------------------ ----------------- --------------------- -------------------- --------------------------
   Balance, September 30, 2008                  1,867               $0.66                  2.0                 $1,401
   ------------------------------------ ----------------- --------------------- -------------------- --------------------------
   Exercisable, September 30, 2008              1,830               $0.64                  2.0                 $1,401
   ------------------------------------ ----------------- --------------------- -------------------- --------------------------

     The total fair value of options vested during the nine months ended September 30, 2008 was $63,000. During the nine months ended September 30, 2008, the Company's Chief Executive Officer exercised 360,000 options with an exercise price of $1.16 per share.

     Restricted Stock Grants
     -----------------------

     During the nine months ended September 30, 2008 the Company granted 21,856 shares to directors as part of their compensation. The stock grants had a fair value of $33,000 based on the closing price of the stock on the date of the grant. The stock grants vest over the two year period January 1, 2008 through December 31, 2009.

                      DIRECT INSITE CORP. AND SUBSIDIARIES


     A summary of the status of the Company's restricted non-vested shares issued pursuant to employment and service agreements as of September 30, 2008 and changes during the nine months ended September 30, 2008 is presented below:

------------------------------------------ ---------------------------------- ------------------------------------------------

              Non-vested Shares                    Shares (in thousands)      Weighted-average Grant Date Fair Value
------------------------------------------ ---------------------------------- ------------------------------------------------
Non-vested at January 1, 2008                              710                               $2.22
------------------------------------------ ---------------------------------- ------------------------------------------------
Granted                                                     22                               $1.50
------------------------------------------ ---------------------------------- ------------------------------------------------
Vested                                                    (140)                              $2.14
------------------------------------------ ---------------------------------- ------------------------------------------------
Forfeited                                                   --                                  --
                                           =====================================

------------------------------------------ ---------------------------------- ------------------------------------------------
Non-vested at September 30, 2008                           592                               $2.21
                                           =====================================
------------------------------------------ ---------------------------------- ------------------------------------------------

     For the three and nine months ended September 30, 2008 stock compensation expense for stock grants was $134,000 and $403,000, respectively. For the three and nine months ended September 30, 2007 stock compensation expense for stock grants was $333,000 and $373,000, respectively. The future expected expense for non-vested shares is $1,138,000 and will be recognized on a straight-line basis over the period October 1, 2008 through December 31, 2010.

4.   Accounts Receivable and Revolving Loans

     On May 31, 2007, the Company renewed an Accounts Receivable Line of Credit with a Bank, whereby the Company from time to time may assign some of its accounts receivable to the Bank on a full recourse basis. The agreement expired on May 30, 2008. At September 30, 2008 and December 31, 2007, the Company had no accounts receivable assigned to the Bank and had no advances from the Bank.

5.   Debt

     Notes payable
     -------------

     At September 30, 2008 and December 31, 2007, notes payable consist of $488,000 and $219,000, respectively, of borrowings for the purchase of equipment. These notes bear interest at rates ranging from 8.8% to 10.3% per year and mature through January 2012. The notes are collateralized by the equipment purchased with net book values of $447,000 and $187,000, at September 30, 2008 and December 31, 2007, respectively.

     Capitalized lease obligations
     -----------------------------

     The Company has equipment under capital lease obligations expiring at various times through 2008. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 12.3% to 15.3%. At September 30, 2008, the gross and net book value of the related assets is approximately $38,000 and $18,000, respectively. At December 31, 2007, the gross and net book value of the related assets was approximately $135,000 and $28,000, respectively.

6.   Shareholders' Equity

     The  following  table  summarizes  the  changes  in  shareholders'   equity
     (deficiency) for the nine months ended September 30, 2008:

                      DIRECT INSITE CORP. AND SUBSIDIARIES


                     -------------------------------------------------- --------------------
                                                                               In thousands
                     -------------------------------------------------- --------------------
                            Balance - January 1, 2008                           $ (1,045)
                     -------------------------------------------------- --------------------
                              Dividends accrued                                     (536)
                     -------------------------------------------------- --------------------
                              Stock based compensation                               481
                     -------------------------------------------------- --------------------
                              Shares issued for settlement of
                              accrued liabilities                                     67
                     -------------------------------------------------- --------------------
                                 Proceeds on exercise of options
                                 and warrants                                        618
                     -------------------------------------------------- --------------------
                              Net income                                           3,721
                                                                               -----------
                     -------------------------------------------------- --------------------
                            Balance - September 30, 2008                        $  3,306
                     -------------------------------------------------- --------------------

     Common Stock and Option Issuances
     ---------------------------------

     During the nine months ended September 30, 2008 the Company issued 147,500 restricted common shares with a fair value of $303,000 based on the closing share price on the date of the grant to certain officers under employment agreements. The Company also issued 1,552 restricted common shares valued at $3,000 to a former employee for services in 2007, and 72,275 restricted common shares with a fair value of $65,000 to an employee in settlement of compensation accrued in 2007 and compensation earned in 2008. During the nine months ended September 30, 2008 the Company also issued 141,898 common shares on the exercise of 440,000 stock options on a cashless basis and 360,000 shares on exercise of options for cash of $418,000. The Company also issued 213,950 shares on exercise of warrants and received proceeds of $200,000.

     During the nine months ended September 30, 2008, the Company issued 75,000 options to an officer and a director to purchase common stock. The options have an exercise prices of $1.50 (the trading price of the shares at the date of the grant) and a fair value at the grant date of $69,000. The valuation was determined using the Black-Scholes method. The key assumptions used were a volatility of 98.1%, dividend rate of 0%, a risk free rate of 1.9% and an expected life (using the simplified method) of 3.0 years.

     Also in September 2008, the Company issued 1,346,800 restricted common shares upon the conversion of all of the outstanding shares of the Series A Preferred Stock.

     Earnings Per Share
     ------------------

     The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when their effect would be anti-dilutive. The following table presents the shares used in the computation of fully diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

                      DIRECT INSITE CORP. AND SUBSIDIARIES


------------------------------------------------ -------------------- -------------------- -------------------- --------------------
                                                 Three Months Ended   Three Months Ended    Nine Months Ended    Nine Months Ended
                                                 September 30, 2008   September 30, 2007   September 30, 2008   September 30, 2007
------------------------------------------------ -------------------- -------------------- -------------------- --------------------
                                                   (in thousands)       (in thousands)       (in thousands)       (in thousands)
------------------------------------------------ -------------------- -------------------- -------------------- --------------------
   Weighted Average Common shares outstanding           7,903               6,082                 7,482                5,650
------------------------------------------------ -------------------- -------------------- -------------------- --------------------
   Warrants to purchase common stock                      634               1,164                   842                1,152
------------------------------------------------ -------------------- -------------------- -------------------- --------------------
   Options to purchase common stock                       987               1,768                 1,216                1,334
------------------------------------------------ -------------------- -------------------- -------------------- --------------------
   Restricted stock grants                                 29                  --                    14                   --
------------------------------------------------ -------------------- -------------------- -------------------- --------------------
   Series A Convertible preferred stock                    --                  --                 1,317
------------------------------------------------ -------------------- -------------------- -------------------- --------------------
   Total fully diluted shares                           9,553               9,014                10,871                8,136
                                                        =====              ======                ======                =====
------------------------------------------------ -------------------- -------------------- -------------------- --------------------

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

----------------------------------------------------- --------------------------------------- -------------------------------------
                                                                   Three Months                           Nine Months
                                                               Ended September 30,                    Ended September 30,
----------------------------------------------------- --------------------------------------- -------------------------------------
                                                                 2008             2007                   2008             2007
                                                                 ----             ----                   ----             ----
----------------------------------------------------- ---------------- ---------------------- ---------------- --------------------
       Options to purchase common stock                           123              445                    123              445
----------------------------------------------------- ---------------- ---------------------- ---------------- --------------------
       Warrants to purchase common stock                          643              200                    643              200
----------------------------------------------------- ---------------- ---------------------- ---------------- --------------------
       Restricted stock grants                                    577               --                    577               --
----------------------------------------------------- ---------------- ---------------------- ---------------- --------------------
       Series A Convertible preferred stock                        --            1,347                     --            1,347
                                                                =====            =====                  =====            =====
----------------------------------------------------- ---------------- ---------------------- ---------------- --------------------

----------------------------------------------------- ---------------- ---------------------- ---------------- --------------------
             Total potential common shares                      1,343            1,992                  1,343            1,992
                                                                =====            =====                  =====            =====
----------------------------------------------------- ---------------- ---------------------- ---------------- --------------------

7.   Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: ASP services and custom engineering services. The following table displays revenue by product (in thousands):

                                          Three Months Ended             Nine Months Ended
                                            September 30,                  September 30,
                                         2008            2007            2008         2007
                                        ------          ------          ------       ------
      ASP IOL fees                      $2,016          $2,035          $5,668       $5,594
      Custom engineering fees              493             547           1,142        1,822
                                        ------          ------          ------       ------
           Total Revenue                $2,509          $2,582          $6,810       $7,416
                                        ======          ======          ======       ======

     Major Customers
     ---------------

     For the three and nine month periods ended September 30, 2008, IBM accounted for 41.1% and 45.0% of revenue, respectively, compared to 48.8% and 49.1% for the three and nine month periods ended September 30, 2007, respectively. For the three and nine month periods ended September 30, 2008, EDS accounted for 45.1% and 46.3% of revenue, respectively, compared to 48.5% and 47.6% for the three and nine month periods ended September 30, 2007, respectively. Accounts receivable from these customers amounted to $1,272,000 and $1,416,000 at September 30, 2008 and December 31, 2007,
     respectively.

                      DIRECT INSITE CORP. AND SUBSIDIARIES


8.   Income Taxes

     In its interim financial statements the Company follows the guidance in Accounting Principles Board ("APB") Opinion 28 "Interim Financial Reporting" and FIN 18 "Accounting for Income Taxes in Interim Periods an Interpretation of APB 28", whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim period's income or loss. As the Company has significant net operating loss carry-forwards the effective income tax rate applied to the period ended September 30, 2008 income was 0%. The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company currently has significant deferred tax assets consisting predominately of net operating loss carry-forwards. SFAS No. 109, "Accounting for Income Taxes ("FAS 109"), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. During the nine months ended September 30, 2008, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years and, therefore, reduced its valuation allowance during the nine months ended September 30, 2008 in accordance with APB 28. As a result the Company's effective tax rate for the three and nine months ended September 30, 2008 differs from the current statutory rates. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis. The Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

9.   Management's Liquidity Plans

     In order to meet the Company's cash needs and to maintain positive operating cash flows the Company has and will continue to take various actions and steps that the Company believes will enable it to attain these goals. These actions include:

     o For the nine months ended September 30, 2008 and 2007 the Company had net cash provided by operations of $1,495,000 and $2,307,000, respectively. The Company will continue to monitor and control expenses and anticipates that it will continue to achieve positive cash flows from operations.

     o The Company continues to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In the year ended December 31, 2007 the Company signed agreements with two new customers to provide IOL services. Management anticipates that revenue from new customers will continue to increase in 2008 and beyond and expects to further broaden the customer base in 2009,

                      DIRECT INSITE CORP. AND SUBSIDIARIES


          although there is no assurance that the Company will be able to further broaden its customer base.

     o Based on the advice of legal counsel, management believes the Company may only pay dividends to the extent it has a surplus or current earnings pursuant to the Delaware General Corporation Law. During the nine months ended September 30, 2008, the Company paid dividends on the Series A, B, and C Preferred Stock of $2,922,000 and expects to pay further dividends in 2008.

     Management believes that these plans and new initiatives as discussed above will lead to continued positive cash flows and profitability. While the Company pursues these goals the Company also believes that its ability to generate positive cash flows from operations will provide sufficient cash to meet cash requirements at least through September 30, 2009. There can be no assurance, however, that the Company will achieve the cash flow and profitability goals, or that it will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, the Company may have to revise its plans and significantly reduce its operating expenses, which could have an adverse effect on revenue and operations in the short term.

10.  New Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position
     (FSP) No. SFAS 157-2, "Effective Date of FASB Statement No. 157" (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS No. 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 157 and FSP SFAS 157-2 on its consolidated financial statements.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES


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

For the three and nine month periods ended September 30, 2008, IBM accounted for 41.1% and 45.0% of revenue, respectively, compared to 48.8% and 49.1% for the three and nine month periods ended September 30, 2007, respectively. The decrease in revenue from IBM is due to the decrease in service to IBM in Europe and a decrease in engineering services resulting from the completion of deploying the IOL service to all major geographies. For the three and nine month periods ended September 30, 2008, EDS accounted for 45.1% and 46.3% of revenue, respectively, compared to 48.5% and 47.6% for the three and nine month periods ended September 30, 2007, respectively. The decrease in the percentage of revenue from EDS is principally due to increased revenue from other customers.

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

Allowance For Doubtful Accounts
-------------------------------

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. At September 30, 2008 and December 31, 2007, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets
-------------------------------

Statement of Financial Accounting Standards ("SFAS"), No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the nine months ended September 30, 2008 and 2007, respectively.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES


revenue and expenses during the reporting period. Certain items, among others, that are particularly sensitive to estimates are revenue recognition, stock based compensation and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

Results of operations

For the three and nine month periods ended September 30, 2008 we had income from operations of $431,000 and $878,000, respectively, compared to income from operations of $544,000 and $1,647,000 for the three and nine month periods ended September 30, 2007, respectively. We had net income of $418,000 and $3,721,000 for the three and nine months ended September 30, 2008, respectively, compared to net income of $524,000 and $1,542,000 for the three and nine months ended September 30, 2007, respectively. During the nine months ended September 30, 2008, we recorded a benefit from income taxes of $2,867,000 as a result of reducing the valuation allowance on our deferred tax assets for net operating loss carry-forwards we more likely than not expect to utilize in future years.

For the three and nine month periods ended September 30, 2008 revenue decreased $73,000 (2.8%) to $2,509,000 and $606,000 (8.2%) to $6,810,000, respectively, compared to revenue of $2,582,000 and $7,416,000 for the three and nine month periods ended September 30, 2007, respectively. This decrease is primarily the result of a decrease in engineering services revenue of $54,000 (9.9%) and $680,000 (37.3%) for the three and nine months ended September 30, 2008, respectively. The decrease in the engineering services revenue is due to a decrease in the number and size of projects in process during the first nine months of 2008. Revenue from our recurring ASP IOL services decreased $19,000
(0.9%) for the three months ended September 30, 2008 and increased $74,000 (1.3%) for the nine months ended September 30, 2008 compared to the same period in 2007.

Costs of operations, research and development increased by $140,000 (16.6%) and $110,000 (4.1%) to $984,000 and $2,816,000 for the three and nine months ended September 30, 2008, respectively, compared to costs of $844,000 and $2,706,000 for the three and nine months ended September 30, 2007, respectively. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and ASP production services. The increase in 2008 is principally due to an increase in the cost of purchased services of $156,000 for the three months and $147,000 for the nine months ended September 30, 2008, due to outsourcing certain services in support of a new IOL product offering to one customer. Other costs of operations decreased $16,000 and $37,000 for the three and nine months ended September 30, 2008, respectively.

Sales and marketing costs increased $28,000 (11.4%) to $273,000 compared to costs of $245,000 for the three months ended September 30, 2007. The increase is due to an increase in personnel costs of $16,000, and increase in travel of $10,000 and other costs of $2,000. For the nine months ended September 30, 2008 sales and marketing costs decreased $181,000 (20.7%) to $692,000 compared to costs of $873,000 for the same period in 2007. The decrease is due to a reduction of $92,000 in salaries and benefits due to a reduction in staff, a decrease of $66,000 for professional and consulting fees and a decrease of other sales costs of $23,000.

General and administrative costs decreased $124,000 (14.2%) to $747,000 for the three months ended September 30, 2008, compared to costs of $871,000 the same period in 2007. The decrease is principally due to a decrease in stock compensation costs of $210,000, offset by an increase in professional fees of $77,000 and other administrative costs of $9,000. For the nine months ended September 30, 2008, general and administrative costs increased $266,000 (13.8%) compared to the nine months ended September 30, 2007. This increase was due to an increase in personnel costs of $151,000, an increase in professional fees of $96,000, while all other administrative costs increased $19,000 compared to the same period in 2007.

During the three months ended September 30, 2008 we had $0 interest expense, net compared to interest expense, net of $20,000 for the same period in 2007. For

                      DIRECT INSITE CORP. AND SUBSIDIARIES


the nine months ended September 30, 2008 interest expense, net was $11,000 compared to $86,000 for the same period in 2007. The improvement was due to a return on investment of excess cash and lower borrowing in 2008 compared to 2007.

Financial Condition and Liquidity

Cash provided by operating activities for the nine months ended September 30, 2008 was $1,495,000 compared to cash provided by operating activities of $2,307,000 for the nine months ended September 30, 2007. This consisted of net income of $3,721,000, increased by non-cash expenses of $707,000, including depreciation and amortization of property and equipment of $226,000, and stock-based compensation expense of $481,000, offset by the change in the deferred tax asset of $2,867,000. This was further offset by an increase in accounts receivable of $92,000 and a decrease in accounts payable and accrued expenses of $81,000. Prepaid expenses decreased $50,000 and deferred revenue increased $57,000.

Cash used in investing activities was $198,000 for the nine months ended September 30, 2008, compared to $122,000 for same period in 2007. This was principally expenditures for equipment.

Cash used in financing activities totaled $2,427,000 for the nine months ended September 30, 2008, compared to cash used in financing activities of $547,000 for the nine months ended September 30, 2007. We paid $2,922,000 in dividends on preferred stock and repaid $123,000 of long-term debt and capital lease obligations in the first nine months of 2008 and we received proceeds from the exercise of stock options and warrants of $618,000.

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

Management's Liquidity and Financing Plans

In order to meet our cash requirements and to achieve positive operating cash flows we have and will continue to take various actions and steps that we believe will enable us to attain these goals. These actions include:


     o For the nine months ended September 30, 2008 and 2007 we had net cash provided by operations of $1,495,000 and $2,307,000, respectively. We will continue to monitor and control expenses and we anticipate that we will continue to achieve positive cash flows from operations.

     o We continue to strive to increase revenue through offering custom engineering services, expanding and enhancing existing product offerings such as IOL, and introducing new product offerings. In the year ended December 31, 2007 we signed agreements with two new customers to provide IOL services. We anticipate that revenue from new customers will continue to increase in 2008 and beyond and we expect to further broaden our customer base in 2009, although there is no assurance that we will be able to further broaden our customer base.

     o Based on the advice of legal counsel, we believe the Company may only pay dividends to the extent it has a surplus or current earnings pursuant to Delaware General Corporate Law. During the nine months ended September 30, 2008, we paid dividends on preferred stock of $2,922,000 and we expect to pay further dividends in 2008.

     We believe that these plans and new initiatives as discussed above will lead to continued positive cash flows and profitability. While we pursue

                      DIRECT INSITE CORP. AND SUBSIDIARIES


     these goals we also believe that our ability to generate positive cash flows from operations will provide sufficient cash to meet our cash requirements at least through September 30, 2009. There can be no assurance, however, we will achieve the cash flow and profitability goals, or that we will be able to raise additional capital sufficient to meet operating expenses or implement its plans. In such event, we may have to revise our plans and significantly reduce operating expenses, which could have an adverse effect on revenue and operations in the short term.

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

     Based on our evaluation which took place as of September 30, 2008 (the "Evaluation Date"), we believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. More specifically, the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this material weakness since January 2004 at which time the staff of the accounting department was reduced. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff. The Company has not determined at this time when such additional staff will be employed.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES


     Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness as of the Evaluation Date, under standards established by the Public Company Accounting Oversight Board. As previously stated, the reportable condition and material weakness relates to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer as mentioned above, of transactions and accounting entries. Given this reportable condition and material weakness, the Chief Financial Officer devoted additional time to closing, preparing and reviewing the report for the nine months ended September 30, 2008.

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




DIRECT INSITE CORP.




/s/  James A. Cannavino
-------------------------------------------
James A. Cannavino, Chief Executive Officer                November 13, 2008



/s/ Michael J. Beecher
--------------------------------------------
Michael J. Beecher,  Chief Financial Officer               November 13, 2008