Form 10-K
period 2008-12-31
DIRECT INSITE CORP
filed 2009-03-26
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008
                                       OR

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
Common Stock, par value $.0001                         OTC - BB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ]

Indicate by check mark if the registrant issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

        Large accelerated filer [ ]                 Accelerated filer [ ]

        Non-accelerated filer [ ]           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ } No [ X ]

The aggregate market value of the Common Stock held by non-affiliates was approximately $6,010,620 based on the closing sales price of the Common Stock as quoted on the OTC-BB June 30, 2008.

As of March 16, 2009, there were 10,686,739 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                      Direct Insite Corp. and Subsidiaries
                 Form 10-K for the Year Ended December 31, 2008

                                            Table of Contents
PART I
                                                                                                     PAGE
                                                                                                     ----

         ITEM 1     Business                                                                           1

         ITEM 1A    Risk Factors                                                                       6

         ITEM 2     Properties                                                                        10

         ITEM 3     Legal Proceedings                                                                 10

         ITEM 4     Submission of Matters to a Vote of Security Holders                               10

PART II

         ITEM 5     Market for Registrants Common Equity, Related Stockholder Matters
                    and Issuer Purchases of Equity Securities                                         10

         ITEM 6     Selected Financial Data                                                      NOT REQUIRED

         ITEM 7     Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                             11

         ITEM 8     Financial Statements and supplementary data                                       18

         ITEM 9.    Changes in and Disagreements with Accountants on Accounting                       18
                    and Financial Disclosure

         ITEM 9A.   Controls and Procedures                                                           18

         ITEM 9B.   Other Information                                                                 20

PART III

         ITEM 10.   Directors, Executive Officers,  and Corporate Governance                          21

         ITEM 11.   Executive Compensation                                                            23

         ITEM 12.   Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters                                        29

         ITEM 13.   Certain Relationships and Related Transactions, and
                    Director Independence                                                             30

         ITEM 14.   Principal Accountant Fees and Services                                            30

PART IV

         ITEM 15.   Exhibits and financial statement schedules                                        31

SIGNATURES                                                                                            34
CERTIFICATIONS                                                                                     Exhibits

                                     PART I

Item 1.  BUSINESS
-----------------

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this Form 10-KSB including, without limitation, statements under, "Management's Discussion and Analysis or Plan of Operation" regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-KSB, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as such words or expressions relate to us or our management, identify forward-looking statements. Such forward - looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, current economic conditions, the risk of errors or failures in our software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.


OVERVIEW

     Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as "Direct Insite" or the "Company"), was organized as a public company, under the laws of the State of Delaware on August 27, 1987. In August, 2000, we changed our name to Direct Insite Corp.

Our Current Business

     Direct Insite operates as a Software as a Service provider ("SaaS"), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay (PTP) and Order-to-Cash (OTC) processes. The Company's global Electronic Invoice Presentment and Payment ("EIP&P") services automate manual business processes such as complex billing, invoice validation, invoice-to-order matching, consolidation, dispute handling, and payment processing.

     Through extensive automation for presenting, receiving, approving or paying invoices, Direct Insite is helping its customers reduce costs, resolve disputes, enhance cash flow efficiency, and improve customer satisfaction.

     Direct Insite is currently delivering invoicing services across the Americas, Europe, and Asia, including 62 countries, 15 languages and more than 30 currencies. Direct Insite processes more than $125 billion in invoice value annually on behalf of its clients. Direct Insite processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents. Suppliers, customers, and internal departments, such as Finance and Accounting or Customer Service can easily access these critical business documents whenever they need them through Direct Insite's self-service portal.

     Our largest customer, EDS an HP company ("EDS"), (formerly Electronic Data Systems Corporation), accounted for approximately 47% and 46% of revenue for the years ended December 31, 2008 and 2007, respectively. Electronic Data Systems Corporation was acquired by Hewlett- Packard Company ("HP") in 2008. IBM accounted for approximately 42% and 51% of our revenue for the years ended

December 31, 2008 and 2007, respectively. The decrease in revenue from IBM is due to the decrease in service to IBM in Europe and a decrease in engineering services resulting from the completion of deploying the IOL service to all major geographic areas.


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

Invoice Distribution & Self Service Portal Presentment

     Direct Insite's Order-to-Cash service also supports multiple invoice distribution and presentment methods depending upon customer preferences, including online, PDF email, self-service downloads, EDI, fax, or print. The invoice presentment capability displays invoices and attachments within a self-service web portal where customers can access their invoice, line item detail, and supporting attachments at all times.

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

     Direct
     ------
     The direct sales organization consists of senior sales associates complemented by sales support resources. The sales associates and support resources are primarily responsible for qualifying direct opportunities followed by a proven solution selling methodology. Sales associates engage in direct sales activities that include business value analysis and alignment, capabilities demonstrations, sales forecasting, procurement and contract management. Direct Insite's executive management team is actively involved with and complements Direct Insite's direct sales organization.

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

     Technical Sales Support and Post-Sales Account Management
     ---------------------------------------------------------

     Direct Insite has a pre-sales support staff and adds post sales support to the existing client services management group as we secure new business. This group is responsible for technical sales presentations, developing proposals and pricing, contract administration and account management post-sales support.

RESEARCH AND DEVELOPMENT

     The computer software industry is characterized by rapid technological change, which requires ongoing development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or changes in manufacturers' hardware and software so require.

     We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of March 16, 2009, our research and development group consists of 18 employees. Further, when needed, we retain the services of independent professional consultants. We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position. For the years ended December 31, 2008 and 2007, research and development expenses were approximately $2,593,000, and $2,599,000, respectively. We believe that investments in research and development are required in order to remain competitive.

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

Basware Corporation, a public corporation founded in 1985 with headquarters in Finland provides purchase-to-pay solutions for its clients.

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

EMPLOYEES

     We had 39 employees, all in the United States, at March 16, 2009, including 25 in technical support, (including research and development), 9 in marketing, sales and support services, and 5 in corporate finance and administration. Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel. We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.

INTELLECTUAL PROPERTY

     We rely on proprietary knowledge and employ various methods, including confidentiality agreements, to protect our software code, concepts, ideas and documentation of our proprietary technology. We have a federally registered patent "dbExpress", a data mining tool which expires in 2013.

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

Item 1A.  RISK FACTORS
----------------------

     You should carefully consider the factors described below and other information contained in this report on Form 10K ("report"). The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us that we currently deem immaterial, or are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:


Current conditions in the global economy and the industries we serve may materially and adversely affect our business and results of operations.

     Our business and operating results may be affected by worldwide economic conditions. As a result, existing or potential customers may delay or cancel plans to purchase our services, and may not be able to fulfill their obligations to us in a timely fashion. If the global economic slowdown continues for a significant period, or there is significant further decline in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

Prior to the year 2006, our operations had not been profitable and we cannot represent that they will continue to be profitable in the future.

     For the years ended December 31, 2008, 2007 and 2006 we had net income of $4,181,000, $2,100,000 and $269,000, respectively. Prior to 2006, we had a long history of losses and we cannot represent that we will continue to be profitable.

We may not be able to obtain funds necessary for the ongoing operation of our business on terms which are acceptable to us.

     At December 31, 2008, we had working capital of $914,000 and at December 31, 2007 we had a working capital deficit of $1,613,000. In 2008 we had positive cash flow from operations of $1,923,000. Based on our current levels of operations and commitments, we believe we will need to continue to generate positive cash flows from operations in order to decrease our dependence on outside financing. If we do not generate sufficient cash flow from operations, adequate funds for us to operate our business on terms which we find acceptable, whether equity financing, debt financing or from other sources, may not be available as needed and may result in significant dilution to our existing security-holders. We have no additional bank or other credit facility or other readily available access to debt financing. If we are unable to secure additional funding when needed, we may be forced to decrease or eliminate certain current or expansion activities. Ultimately, our inability to obtain sufficient funds from operations or external sources would have a material adverse effect on our financial condition and viability.

The large number of shares available for future sale may adversely affect the market price of our stock.

     We have 10,686,739 shares of common stock outstanding as of March 16, 2009, of which approximately 5,093,000 shares are freely tradable. We also have 2,220,713 shares issuable upon exercise of options and warrants. If all of our outstanding options and warrants were exercised, we would have 12,907,452 shares outstanding. The issuance of such a large number of shares could have a significant adverse effect on the market for, as well as the price of, our common stock. A decline in the market price also may make the terms of future financings using our common stock or using convertible debt more burdensome.

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

Internal control weakness

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

     Based on our evaluation, we believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. More specifically, the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this material weakness since January 2004 at which time the staff of the accounting department was reduced. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff. The Company has not determined at this time when such additional staff will be employed.

         If we fail to maintain proper and effective internal controls or are unable to remediate the material weakness in our internal controls, our ability to produce accurate and timely financial statements could be impaired and investors' perception that our internal controls are not adequate could have an adverse affect on our stock price.

Two customers account for a significant percentage of our revenue.

     We have two customers that accounted for approximately 89% and 97% of our revenue for the years ended December 31, 2008 and 2007, respectively. The loss of either of these customers would have a material adverse effect on our business, financial condition and results of operations.

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

     The average daily volume of trading in our common stock for the three month period ended March 16, 2009 was 2,925 shares. If limited trading in our common stock continues, it may be difficult for investors who purchase shares of common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

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

     Section 404 of the Sarbanes-Oxley Act of 2002 currently requires that we evaluate and report on our system of internal controls for the year ended December 31, 2008 and requires that we have such system of internal controls audited beginning with the year ended December 31, 2009. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. The development and/or enhancement of the internal controls to achieve compliance with the Sarbanes-Oxley Act may increase our costs. We currently report a material weakness based on the lack of segregation of financial responsibilities. Weaknesses in our internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 2.  DESCRIPTION OF PROPERTIES
----------------------------------

         We currently maintain leased facilities in the locations listed below:

    -------------------------- ------------------------ -------------------- ------------------------ ------------------------
           Description                Location            Square Footage           Lease term           Annual Rental Cost
    -------------------------- ------------------------ -------------------- ------------------------ ------------------------
    Corporate office           Bohemia, NY                      5,000             7/1/08 -  6/30/09          $  94,500
    Satellite office           Deerfield Beach , FL             1,721                 monthly                $  37,536
    Co-location facility       Hauppauge, NY                    Note 1           12/1/08 - 11/30/11          $ 215,280
    Co-location facility       Santa Clara, CA                  Note 1            9/1/08 -  8/31/11          $  48,240

Note 1. The collocation facilities in Hauppauge, New York and Santa Clara, California provide rack space of our computer equipment and the rental is not base on square footage used.

Item 3.  LEGAL PROCEEDINGS
--------------------------

     We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.

                                     PART II

Item 5.  MARKET  FOR  COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS  AND ISSUER
--------------------------------------------------------------------------------
PURCHASES OF QUITY SECURITIES
-----------------------------

(a) Market Information

     Our common stock is traded on the Over-The-Counter Bulletin Board since October 24, 2003. The following table sets forth the high and low sales prices for our common stock by the quarters indicated:

                                      High        Low
                                      ----        ---
2007
     First Quarter                    1.68        0.76
     Second Quarter                   3.00        0.76
     Third Quarter                    2.50        1.26
     Fourth Quarter                   2.36        1.78


2008
     First Quarter                    2.00        1.30
     Second Quarter                   1.80        1.30
     Third Quarter                    1.50        1.05
     Fourth Quarter                   1.40        0.30

2009
     First Quarter to March 16, 2009  1.20        0.20

(b) As of March 16, 2009, there were 2,572 shareholders of record. We estimate that there are approximately 6,500 shareholders, including shareholders whose shares are held in the name of their brokers or stock depositories.

(c) There were no cash dividends or other cash distributions made by us during the year ended December 31, 2008 to common shareholders. In 2007 we issued 100,000 restricted common shares valued at $213,000 to MetVP in partial payment of dividends on the Series A-Preferred Stock. In 2008 the Company paid dividends of $3,827,978 to the holders of the Series A, B, C and D Preferred Stock. Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

The following table sets forth certain information as of December 31, 2008, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans.

---------------------------------- ------------------------------- -------------------------------- -------------------------------
                                                                                                         Number of securities
                                                                                                       remaining available for
                                                                                                     future issuance under equity
                                     Number of securities to be                                     compensation plans (excluding
                                      issued upon exercise of         Weighted-average exercise        securities reflected in
                                        outstanding options         price of outstanding options              column (a)
          Plan category                         (a)                              (b)                             (c)
---------------------------------- ------------------------------- -------------------------------- -------------------------------
Equity compensation plans
approved by security holders                    552,500                         $0.61                           1,401,434
---------------------------------- ------------------------------- -------------------------------- -------------------------------
Equity compensation plans not
approved by security holders                    725,000                         $0.62                             885,621
---------------------------------- ------------------------------- -------------------------------- -------------------------------
Total                                         1,277,500                         $0.62                           2,287,055
---------------------------------- ------------------------------- -------------------------------- -------------------------------

A description of our equity compensation plans can be found under Item 10. of this report.

Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview

     Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as "Direct Insite" or the "Company"), was organized under the name Unique Ventures, Inc. as a public company, under the laws of the State of Delaware on August 27, 1987. In August, 2000, we changed our name to Direct Insite Corp.

     Direct Insite operates as Software as a Service provider ("SaaS"), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay (PTP) and Order-to-Cash (OTC) processes.

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

     Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including 62 countries, 15 languages and more than 30 currencies. Direct Insite processes more than $125 billion in invoice value annually on behalf of its clients. Direct Insite processes, hosts and distributes millions of invoices, purchase orders, and attachment documents making them accessible on-line within an internet self service portal. Suppliers, customers, and internal departments such as Finance and Accounting or Customer Service users can access their business documents 24 hours per day, seven days per week, 365 days per year.

     Currently, IBM, representing approximately 42% and 51% of revenue for the years ended December 31, 2008 and 2007, respectively, utilizes our suite of services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. The decrease in revenue from IBM is due to the decrease in service to IBM in Europe and a decrease in engineering services resulting from the completion of deploying the IOL service to all major geographies. We have two principal contracts with IBM to provide electronic invoice ("einvoice") services for substantially all IBM's operating units. These contracts are for one year periods and are renewable annually. The contracts may be terminated on ninety days advance written notice.

     EDS accounted for 47% and 46% of revenue for the years ended December 31, 2008 and 2007, respectively. We have four principal contracts with EDS providing einvoice services. These contracts have terms ranging from one to five years. The contracts may be terminated on ninety days advance written notice. EDS was acquired by Hewlett-Packard Company ("HP") in 2008. We do not anticipate that the acquisition will have any material negative impact on our business with the EDS unit of HP.

Seasonality/Quantity Fluctuations

     Revenue from SaaS ongoing services generally is not subject to fluctuations or seasonal flows. However, we believe that revenue derived from custom engineering services will have a significant tendency to fluctuate based on customer demand.

     Other factors including, but not limited to, new product introductions, domestic and global economic conditions, customer budgetary considerations, and the timing of product upgrades may create fluctuations. As a result of the foregoing factors, our operating results for any quarter are not necessarily indicative of results for any future period.

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

     SaaS Services
          --------

     We provide transactional data processing services through our SaaS software solutions to our customers. The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes. Revenue is recognized as the services are performed.

     Custom Engineering Services
     ---------------------------

     We perform custom engineering services which are single contractual agreements involving modification or customization of the Company's proprietary SaaS solution. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized at the lesser of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of SOP 81-1,

"Accounting for Performance of Construction-Type and Certain Production Type Contracts".

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

     Allowance For Doubtful Accounts
     -------------------------------

     The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. At December 31, 2008 and 2007, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

     Impairment of Long-Lived Assets
     -------------------------------

     Statement of Financial Accounting Standards ("SFAS"), No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2008 and 2007, respectively.

     Income Taxes
     ------------

     The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company currently has significant deferred tax assets. SFAS No. 109, "Accounting for Income Taxes ("FAS 109"), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. During the year ended December 31, 2008, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years and, therefore, reduced its valuation allowance during the year ended December 31, 2008 in accordance with APB 28. As a result the Company's effective tax rate for the year ended December 31, 2008 differs from the current statutory rates. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis. The Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Financial Condition and Liquidity
---------------------------------

     For the year ended December 31, 2008 we had operating income of $1,375,000 compared to operating income of $2,216,000 for the year ended December 31, 2007, a decrease of $841,000. For the year ended December 31, 2008, we had net income of $4,181,000 compared to net income of $2,100,000 for the year ended December 31, 2007, an increase of $2,081,000. The increase includes a benefit from income taxes of $2,867,000. Cash provided from operations for the year ended December 31, 2008 was $1,923,000 compared to cash provided from operations of $3,255,000 for the year ended December 31, 2007. This decrease is due primarily to the decrease in sales, an increase in certain costs and an increase in accounts receivable.

     Cash provided from operations for the year ended December 31, 2008 was $1,923,000, consisting of the net income of $4,181,000, reduced by non-cash items of $1,917,000, including the deferred tax benefit of $2,867,000 offset by depreciation and amortization of $325,000, and stock based compensation expense of $625,000. Cash from operations was further decreased by an increase in accounts receivable and prepaid expenses of $491,000 and a decrease in deferred revenue of $48,000, offset by an increase in accounts payable and accrued expenses of $198,000.

     Cash used in investing activities was $233,000 for the year ended December 31, 2008, compared to $202,000 for the previous year. This was principally expenditures for equipment.

     Cash used in financing activities totaled $2,894,000 for the year ended December 31, 2008, compared to cash used in financing activities of $1,164,000 in 2007. We paid dividends on the preferred stock of $3,154,000 bringing the dividends substantially current. We received proceeds from exercise of options and warrants of $428,000. In addition, and we made repayments on capital leases and capital notes of $168,000.

     As a result of these operating, investing and financing activities, cash decreased by $1,204,000 to $980,000 at December 31, 2008.

Results of Operations
---------------------

     For the year ended December 31, 2008 revenue decreased $502,000 or 5.0% to $9,609,000 compared to revenue $10,111,000 in 2007. The decrease is primarily due to a decrease in engineering services revenue of $831,000 and a decrease in recurring revenue from IBM of $837,000, offset by an increase in IOL and other recurring SaaS services from other customers of $1,166,000. The decrease in engineering services revenue is primarily due to a decrease in revenue from EDS resulting from the completion of a major project in 2007. The increase in recurring revenue resulted principally from an increase in continuing services to EDS and other customers offset by a decrease in recurring revenue from IBM resulting from a decrease in services to IBM in Europe.

     Costs of operations, research and development increased by $240,000 (6.5%) to $3,938,000 for the year ended December 31, 2008 compared to the costs of $3,698,000 in 2007. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services,  and  quality  control  and  assurance.  Also  included  are  cost for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and

SaaS services. The increase in costs is principally due to an increase in costs for outsourced services of $361,000, offset by a decrease in costs for contract development staff of $204,000. Rents increased $80,000 primarily due an increase in rents for our co-location data where we expanded our space requirements. All other operating expenses combined increased approximately $3,000 net.

     Sales and marketing costs were $984,000 for the year ended December 31, 2008, a decrease of $126,000 or 11.4% compared to costs of $1,110,000 in 2007.
Salaries and related costs decreased $28,000 and consulting and professional fees decreased $62,000. Travel and entertainment costs decreased $13,000. All other costs sales and marketing costs decreased $23,000, net.

     General and administrative costs increased $232,000 or 8.4% to $2,987,000 for the year ended December 31, 2008 compared to costs of $2,755,000 in 2007. Salaries and related costs increased $97,000 principally to an increase in stock based compensation for stock grants and salary increases to certain executives. Directors' fees increased $79,000 and professional fees increased $50,000. We adopted a new compensation plan for directors in 2008 and professional fees were higher due to recruiting costs incurred to identify qualified systems development staff. All other general and administrative costs had a net increase of $6,000.

     Depreciation and amortization expense decreased by $7,000 (2.1%) to $325,000 for the year ended December 31, 2008 compared to costs of $332,000 in 2007, primarily due to equipment becoming fully depreciated.

     Interest expense, net decreased by $59,000 (60.8%) to $38,000 for the year ended December 31, 2008 compared to costs of $97,000 in 2007, primarily due to the repayment of Lines of credit of $586,000 in 2007 and the termination of the short-term revolving loan agreement used for working capital.

     Other income, net for the year ended December 31, 2007 was $1,000 compared to $8,000 in 2007. In 2007 we had a gain from the sale of securities of $8,000.

     During the year ended December 31, 2008, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years and, therefore, reduced its valuation allowance during the year ended December 31, 2008 in accordance with APB 28.

Net Operating Loss Carry Forwards
---------------------------------

     At December 31, 2008, the Company has net operating loss carry-forwards ("NOLs") remaining of approximately $72 million, which may be available to reduce federal taxable income, if any. These NOLs expire through 2025. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. During 2008, we performed an evaluation as to whether a change in control had taken place. We believe that there has been no change in control as such applies to Section 382. If it is determined that a change in control has taken place, utilization of its NOLs will be subject to severe limitations in future periods, which would have the effect of eliminating substantially all of the future income tax benefits of the NOLs.

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

New Accounting Pronouncements
-----------------------------

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this pronouncement did not have an effect on the Company's financial position or results of operations. On February 12, 2008, the FASB issued FASB Staff Position
(FSP) No. SFAS 157-2, "Effective Date of FASB Statement No. 157" (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS No. 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 157 and FSP SFAS 157-2 on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Company has not elected to use the fair value method for any financial assets or liabilities and therefore SFAS 159 did not have an effect on the Company's consolidated financial position or results of operations.

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

     In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the consolidated financial condition and results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
         The financial statements are included beginning on page F-1

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTNG AND FINANCIAL
--------------------------------------------------------------------------------
        DISCLOSURE
        ----------

         None.

Item 9A. CONTROLS AND PROCEDURES
--------------------------------

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

     Based on our evaluation which took place as of December 31, 2008 (the "Evaluation Date"), we believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. More specifically, the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this material weakness since January 2004 at which time the staff of the accounting department was reduced. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff. The Company has not determined at this time when such additional staff will be employed.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

     The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accepted accounting principles generally accepted in the United States of
America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization. In 2007 the Company adopted and implemented the control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act"). The Company engaged an outside consulting firm to assist Management with the adoption of Section 404. The Company incurred costs of approximately $11,000 and $84,000 for this consultant in 2008 and 2007,respectively.

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

     Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness on the Evaluation Date, under standards established by the American Institute of Certified Public Accountants. As previously stated, the reportable condition and material weakness relates to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer and the consultant as mentioned above, of transactions and accounting entries. Given this reportable condition and material weakness, the Chief Financial Officer devoted additional time to closing, preparing and reviewing the report for the year ended December 31, 2008.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 as noted below.

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2008.

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

ITEM 9B.  OTHER INFORMATION

None

                                    PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE
-----------------------------------------------------------------

     As of March 26, 2009, the names, ages and positions of the directors and executive officers of the Company are as follows (Note 1):

      Name                       Age                    Position                         Director Since
      -----                      ---                    --------                         --------------
James A Cannavino                64            Chairman of the Board of Directors
                                               and Chief Executive Officer                    2000
Bernard Puckett (1)              64            Member of the Board of Directors               2004
Dennis Murray (1)                62            Member of the Board of Directors               2000
Michael Levin                    36            Member of the Board of Directors               2005
Arnold Leap                      41            Executive Vice-President Sales and Marketing
                                               and Chief Technology Officer
Matthew E. Oakes                 46            President and Chief Operating Officer
Michael J. Beecher               64            Chief Financial Officer and Secretary

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

     Bernard Puckett served as Chairman of the Board of Openwave Systems, Inc., a leading provider of open IP-based communication infrastructure software and applications, from 2002 until 2007. Mr. Puckett is also a member of the Board of Directors of Skilled Healthcare, Corp., a public company. Mr. Puckett was formerly the President and Chief Executive Officer of Mobile Telecommunications Technology Corp. ("Mtel"). Prior to joining Mtel, Mr. Puckett spent 26 years with IBM where he was Senior Vice-president - Corporate Strategy and Development. He also held positions in marketing, finance, product development, manufacturing and new business development during his tenure at IBM. He also serves on the board of directors of IMS Health (NYSE:RX). Mr. Puckett was appointed to our Board of Directors in February 2004 and will serve in such capacity until his successor is elected.

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

     Arnold Leap has been Executive Vice President and Chief Technology Officer since November 2000. Mr. Leap recently accepted the additional role of EVP Sales and Marketing. From March 1998 until November 2000 he held the position of Chief Information Officer. Mr. Leap originally was hired in February 1997 as the Company's Director of Development and Engineering and held the position until March 1998. Prior to his joining Direct Insite, Mr. Leap was the MIS Manager/Director of AMP Circuits, Inc., and a subsidiary of AMP, Inc. from 1993 to February 1997. His responsibilities at AMP Circuits, Inc. included day-to-day information systems operation as well as the development and implementation of a consolidated ERP and financial system.

     Matthew Oakes was appointed President and Chief Operating Officer on March 18, 2009. Prior thereto he held the position of Executive Vice President and Chief Operating Officer from August 2006, and Executive Vice President - Client Services since November of 2002. Prior to his joining the Company, Mr. Oakes served for three years as the Operations Officer for Direct Media Networks a New York based e-commerce and technology company. He held executive positions in Westinghouse Communities Inc. including "Managing Director of Operations" for the Pelican Bay Community in Naples, Florida. Mr. Oakes received a JD degree from Nova Southeastern University and holds an MBA in finance. He is a 1993 graduate with a Bachelors Degree in Business from Cornell University. He served with the United States Marines prior to attending Cornell.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission
(the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and the NASD. To our knowledge, based solely upon our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to the fiscal year ended December 31, 2008.

Code of Ethics

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

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

     The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. During the years ended December 31, 2008 and 2007, the Audit Committee consisted of Dr. Dennis J. Murray (Chairman), and Bernard Puckett. The members of the audit committee have substantial experience in assessing the performance of companies, gained as members of the Company's board of directors and audit committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. However, none of them keep current on all aspects of generally accepted accounting principles. Accordingly, the board of directors does not consider any of them to be a financial expert as that term is defined in applicable regulations. Nevertheless, the board of directors believes that they competently perform the functions required of them as members of the audit committee and, given their backgrounds, it would not be in the best interest of the Company to replace any of them with another person to qualify a member of the Audit Committee as a financial expert.

     The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

Compensation Committee
----------------------

         Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. During the years ended December 31, 2008 and 2007, the Compensation Committee consisted of Bernard Puckett (Chairman), and Dr. Dennis J. Murray. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates, and is an independent director under applicable SEC rules.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

     The following table sets forth the annual and long-term compensation with respect to the Principal Executive Officer ("PEO") and each of the other executive officers of the Company who received more than $100,000 for services rendered for the year ended December 31, 2008 and 2007.

                                                   Summary Compensation Table
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
                                                                                               Nonqualified
                                                                                  Non-Equity     Deferred
   Name and Principal                                                             Incentive    Compensation   All Other
        Position                                           Stock     Option          Plan        Earnings    Compensation     Total
                           Year  Salary ($)   Bonus($)  Awards ($)   Awards ($)  Compensation($)   ($)         ($) (1)         ($)
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
James A. Cannavino         2008  $240,000     $30,000   $270,000     $46,200         --            --         $153,758      $739,958
 Chief                     2007  $215,000     $50,000   $382,500          --         --            --         $136,891      $784,391
 Executive
 Officer (PEO)
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Arnold Leap                2008  $198,000     $21,500   $ 56,250     $ 4,630         --            --          $11,460      $291,840
 EVP - Chief               2007  $183,000     $60,000        --      $ 7,938         --            --          $11,533      $262,471
 Technology Officer
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Michael Beecher            2008  $175,000     $15,500   $ 55,500     $ 4,630         --            --          $13,600      $264,230
 Chief Financial Officer   2007  $147,833     $25,000   $  4,625     $ 7,938         --            --          $13,369      $198,765
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Matthew Oakes              2008  $186,000     $25,000   $ 56,250     $ 4,630         --            --          $ 9,600      $281,480
 EVP -Chief  Operating     2007  $171,000     $65,000         --     $ 7,938         --            --          $ 9,673      $253,611
 Officer (3)
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Christopher Cauley         2008  $182,898        --           --     $12,352         --            --               --      $195,250
 Director-Sales and        2007  $182,250        --     $  6,000     $18,527         --            --          $    73      $206,850
 Marketing
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------

Footnotes
---------
     (1) All Other Compensation includes the following for each of the executives:

          In  2008,  Mr.  Cannavino  received  a  housing/office   allowance  of
          $120,000, leased cars including insurance valued at $12,660, and directors fees of $21,098, and in 2007, a housing/office allowance of $120,000, leased cars including insurance of $8,805, parking costs of $2,012, directors fees of $6,000.

          In 2008, Mr. Leap received a car allowance including insurance of $9,600 and life insurance costs of $1,860 and in 2007, a car allowance including insurance of $9,600 and life insurance costs of $1,933.

          In 2008, Mr. Beecher received a car allowance including insurance of $8,400, and a living allowance of $5,200 and in 2007, a car allowance including insurance of $8,100 and a living allowance of $5,200.

          In 2008, Mr. Oakes received a leased car including insurance valued at $9,600 and in 2007 a car allowance of $9,600.

     (2) The assumptions used in determining the value of stock and option awards are included in Note 8 to the accompanying consolidated financial statements.

     (3) Mr. Oakes was appointed President and Chief Operating Officer on March 18, 2009.

Outstanding Equity Awards at Fiscal Year End

         The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for the named executives as of December 31, 2008:

----------------- --------------------------------------------------------------------- --------------------------------------------
                                             Option Awards                                               Stock Awards
----------------- --------------------------------------------------------------------- --------------------------------------------
                                                                                                                 Equity      Equity
                                                                                                                Incentive  Incentive
                                                                                                                 Plan         Plan
                                                                                                                 Awards:     Awards:
                                                                                                                 Number    Market or
                                                                                                      Market      of         Payout
                                                    Equity                                           Value of   Unearned    Value of
                                                   Incentive                                          Shares    Shares,     Unearned
                    Number of      Number of     Plan Awards:                            Number of   or Units   Units or     Shares,
                   Securities      Securities      Number of                             Shares or   of Stock    Other      Units or
                   Underlying      Underlying     Underlying                             Units of      That      Rights      Other
                   Unexercised    Unexercised     Unexercised    Option       Option     Stock That  Have Not    That        Rights
                    Options -      Options -       Unearned      Exercise   Expiration    Have Not    Vested    Have Not   That Have
      Name         Exercisable   Unexercisable      Options      Price         Date        Vested       (5)      Vested   Not Vested
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
James Cannavino    350,000 (1)          --                       $0.62      12/30/2012    240,000     $261,600      --          --
                    25,000 (2)     25,000 (2)         --         $1.50       3/25/2013
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Arnold Leap         90,000 (3)         --                        $0.25       7/31/2011    120,000     $130,800      --          --
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Michael Beecher     30,000 (1)         --             --         $1.60      12/31/2009     30,000     $ 32,700      --          --
                   120,000 (3)         --             --         $0.25       7/31/2011

----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Matthew Oakes      100,000 (1)         --             --         $0.65       8/31/2010    120,000     $130,800      --          --
                   120,000 (3)         --             --         $0.25       7/31/2011

----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
Christopher
Cauley             175,000 (4)                        --         $0.65      8/31/2010                               --          --
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------

     (1)  These options were fully vested on December 30, 2005
     (2)  These  options  vest  25,000 on March 25, 2008 and 25,000 on March 25,
          2009
     (3) These options for Mr. Leap, Mr. Beecher and Mr. Oakes vest at 5,000 per month over the 24 month period from August 1, 2006 through July 1, 2008.
     (4) Mr. Cauley's options vest(ed) 35,000 on September 1, 2005 and then 4,000 per month from October 1, 2005 through August 1, 2008.
     (5) Based on the closing price of the Company's stock of $1.09 on December 31, 2008.

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

     The following information is provided about our current stock option plans:

     2000 Stock Option/Stock Issuance Plan. The 2000 Stock Option/Stock Issuance Plan covers 166,667 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on May 31, 2010 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2008. At December 31, 2008, no options to purchase shares of common stock were outstanding under this plan.

     2001 Stock Option/Stock Issuance Plan. The 2001 Stock Option/Stock Issuance Plan covers 330,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on May 31, 2011 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2008. At December 31, 2008, no options to purchase shares of common stock were outstanding under this plan.

     2001-A Stock Option/Stock Issuance Plan. The 2001-A Stock Option/Stock Issuance Plan covers 600,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on September 17, 2011 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2008. At December 31, 2008, options to purchase 30,000 shares of common stock were outstanding under this plan.

     2002 Stock Option/Stock Issuance Plan. The 2002 Stock Option/Stock Issuance Plan covers 625,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on January 1, 2012 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2008. At December 31, 2008, no options to purchase shares of common stock were outstanding under this plan.

     2002-A Stock Option/Stock Issuance Plan. The 2002-A Stock Option/Stock Issuance Plan covers 875,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on January 1, 2012 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2008. At December 31, 2008, no options to purchase shares of common stock were outstanding under this plan.

     2003 Stock Option/Stock Issuance Plan. The 2003 Stock Option/Stock Issuance Plan covers 725,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on April 1, 2013 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2008. At December 31, 2008, no options to purchase shares of common stock were outstanding under this plan.

     2003-A Stock Option/Stock Issuance Plan. The 2003-A Stock Option/Stock Issuance Plan covers 975,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on April 1, 2013 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2008. At December 31, 2008, options to purchase 375,000 shares of common stock were outstanding under this plan.

     2004 Stock Option/Stock Issuance Plan. The 2004 Stock Option/Stock Issuance Plan covers 1,200,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on August 20, 2014 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. In 2008, 75,000 options were granted under this plan. At December 31, 2008, options to purchase 872,500 shares of common stock were outstanding under this plan.

Directors Compensation
----------------------

     Directors receive an annual fee of $10,000 cash and a number of shares equal to $10,000 divided by the average closing price of the shares for the last five trading days in the prior calendar year. The directors also receive meeting fees of $2,500 for each board of directors meeting attended; $1,500 for participation in a telephone meeting of the board; an annual fee of $5,000 for membership on each committee of the Board and $1,000 for each committee meeting attended. The Chair person of each committee receives an annual fee of $5,000 in addition to the membership fee. In 2008 the Company adopted a deferred compensation plan for directors whereby the directors may elect to defer their compensation to a date following the termination of their service as a director. The Company also reimburses directors for reasonable expenses incurred in attending board and committee meetings.

     The following table provides the compensation earned by our non-employee directors for the year ended December 31, 2008. Mr. Cannavino's directors fees earned in 2008 are included in the Summary Compensation Table above:

-----------------------------------------------------------------------------------------------------------------------------------
                                                      Director Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                               Fees                                                 Nonqualified
                             Earned or                             Non-equity         Deferred
                              Paid in       Stock     Option     Incentive Plan     Compensation         All Other
                             Cash ($)      Awards      Awards     Compensation        Earnings         Compensation       Total
           Name                 (1)           $         ($)           ($)                ($)                ($)            ($)
--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------
Dennis Murray (1)           $38,000        $10,000     $23,100         --                 --                 --        $ 71,300

--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------
Bernard Puckett (1)         $38,000        $10,000        --           --                 --                 --        $ 48,000
--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------
Michael Levin (2)           $17,000        $10,000        --           --                 --                 --        $ 27,000
--------------------------- ------------ ------------ --------- ----------------- ------------------ ------------------ -----------

     (1) Dr. Murray is chair of the audit committee and member of the compensation committee, Mr. Puckett is chair of the compensation committee and member of the audit committee.
     (2) Mr. Levin is the director designate of MetVP and as such all of his director's fees are assigned and paid to MetVP.

Employment Agreements
---------------------

     On August 22, 2007, the Board ratified and approved the Services Agreement with its Chairman and Chief Executive Officer, effective June 1, 2007 for a term ending on December 31, 2010. The agreement calls for compensation of $20,000 per month (with a 10% increase on each annual anniversary subject to approval of the Company's Compensation Committee and based on performance of the Company), a one-time grant of 100,000 shares of restricted common stock and the granting of 10,000 shares of restricted common stock per month commencing with the execution of the Agreement and ending on December 1, 2010. The fair value of the stock grants is $1,193,000 based on the closing price of the shares on the grant date. During the years ended December 31, 2008 and 2007, the Company issued 120,000 shares valued at $270,000 and 170,000 shares valued at $383,000, respectively, as compensation expense related to the services agreement. The agreement further provides for: reimbursement of certain expenses; living and travel expenses approximating $11,000 per month; and certain severance benefits in the event of termination prior to the expiration date.

     On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Operating
Officer, for a term ending on December 31, 2010. The agreement calls for compensation of $15,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During the years ended December 31, 2008 and 2007 the Company recorded $97,875 and $33,000, respectively, as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

     On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Technology
Officer, for a term ending on December 31, 2010. The agreement calls for compensation of $16,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During the years ended December 31, 2008 and 2007 the Company recorded $97,875 and $33,000, respectively, as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

     On December 12, 2007, the Board ratified and approved an amendment to the Services Agreement with its Chief Financial Officer, for a term ending on December 31, 2009. The agreement calls for compensation of $14,583 per month, and the granting of 2,500 shares of restricted common stock per month commencing on December 1, 2007 and ending on December 31, 2009. The fair value of the stock grants is $116,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During the years ended December 31, 2008 and 2007 the Company recorded $55,500 and $5,000, respectively, as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

     The Company entered into an employment services agreement with the former Executive Vice President of Sales and Marketing on August 1, 2006. The term of the agreement is for two years and provides for base compensation of $144,996 per year for each year of the agreement plus $2,500 per month payable in common stock of the Company. In addition the agreement provides for commissions from 3% to 5% of the net revenue received on certain accounts. The Executive Vice President of Sales and Marketing was previously granted options to purchase 175,000 restricted common shares at the exercise price of $0.65 per share. The options vest at the rate 20% at the grant date and the balance in equal monthly amounts over the three years from September 1, 2005. The employment agreement was extended on a month to month basis.

Item 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 16, 2009 of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

                             Common Stock              Rights to Acquire                     Total Beneficially
                             Beneficially      Beneficial Ownership Through Exercise            Owned as % of
Name of Beneficial Owner (1)     Owned         of Options and Warrants Within 60 Days       Outstanding Shares (2)
------------------------------------------------------------------------------------------------------------------
Metropolitan Venture
  Partners II, L.P.            2,384,824                       --                                   22.3%
Tall Oaks Group, LLC             257,611                   635,501                                   7.9%
Thomas Lund (3)                  403,633                   352,304                                   6.9%
James Cannavino                1,781,787                   450,000                                  20.0%
Bernard Puckett                  199,986                        --                                   1.9%
Dennis Murray                    293,541                    25,000                                   3.0%
Michael Levin                      2,000                        --                                     *
Arnold Leap                      187,681                   115,000                                   2.8%
Matthew Oakes                    215,882                   245,000                                   4.2%
Michael Beecher                  135,214                   162,500                                   2.7%
Christopher Cauley               134,719                   175,000                                   2.9%
All Officers and Directors
as a Group (8 persons)         2,950,810                 1,172,500                                  34.8%

-------
* = Less than 1%

Footnotes
---------

(1) The address of the holder is 80 Orville Drive, Suite 100, Bohemia, New York 11716, except for Metropolitan Venture Partners II, L.P. and Tall Oaks Group, LLC which is 432 Park Avenue South, 12th Floor, New York, NY 10016 and Thomas Lund which is 800 Third Avenue, Naples, FL 34101.

(2) Based upon 10,686,739 common shares outstanding as of March 16, 2009, plus outstanding options, warrants and stock grants exercisable within 60 days.

(3) Thomas Lund is the father-in-law of Matthew Oakes, the Company's EVP and Chief Operating Officer. Mr. Oakes disclaims beneficial ownership of shares held by Mr. Lund.

Item  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
--------------------------------------------------------------------------------
           INDEPENDENCE
           ------------

Director Independence
---------------------

     The Board has standing Audit and Compensation Committees. The Board has affirmatively determined that each director who serves on these committees is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. During the years ended December 31, 2008 and 2007, the Audit and Compensation Committees consisted of Dr. Dennis J. Murray (Chairman - Audit Committee), and Bernard Puckett (Chairman - Compensation Committee).

Shareholder
-----------

     Mr. Thomas Lund, who holds more than 5% of the Company's outstanding shares, is the father-in-law of Mathew Oakes, the Company's EVP and Chief Operating Officer.

Related Party Transactions
--------------------------

     The Company had a consulting agreement with DCL Consulting whereby DCL provides quality assurance testing for the Company. In 2008 and 2007 the Company incurred $1,000 and $27,000, respectively, for these services. The spouse of an officer of the Company is owner and principal employee of DCL.

     The Company received advisory services from Tall Oaks and Lawrence Hite. Tall Oaks is an affiliate of Metropolitan and Lawrence Hite is the principal owner of Tall Oaks. In 2007 the Company incurred costs of $18,000 for such services.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The following is a summary of the aggregate fees for professional services rendered to us by Marcum & Kliegman, LLP, our independent auditors, for the fiscal years ended December 31, 2008 and 2007:

  Description                        2008                   2007
  -----------                        ----                   ----

Audit Fees (1)                    $ 182,000              $ 176,000
Audit-Related Fees (2)                6,650                 10,000
Tax Fees (3)                         15,000                 10,000
                                  ---------              ---------
Total Fees                        $ 203,650              $ 196,000
                                  =========              =========

     Our Audit Committee has determined that the provision of services by Marcum
&  Kliegman  LLP other  than for  audit  related  services  is  compatible  with
maintaining   the   independence   of  Marcum  &  Kliegman  as  our  independent
accountants.

------------------------
(1) Audit Fees consist of aggregate fees billed and to be billed for professional services rendered for the audit of our annual financial statements, review of the interim financial statements included in quarterly reports, and consents issuedin connection with registration statements or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007.

(2) Audit related fees consist of fees billed for professional services in conjunction with proposed accounting treatment of complex transactions.

(3) Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning, including fees related to the preparation of federal and state income tax returns.

                                     PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------

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

10.10 Stock Purchase and Registration Rights Agreement between the Company and Metropolitan Venture Partners II, L.P. dated as of September 25, 2002 (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated September 25, 2002).

10.11 Stock Purchase and Registration Rights Agreement between the Company and Metropolitan Venture Partners II, L.P. dated as of December 24, 2002 (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated December 24, 2002).

10.12 Promissory Note between the Company and Tall Oaks Group LLC dated January 13, 2003.(2)

10.13 Amendment and Notice dated January 13, 2003 by and among the Company, Metropolitan Venture Partners II, L.P. and Tall Oaks Group L.L.C. (2)

10.14 Form of Subscription Agreement for Series C Redeemable Preferred Stock (3)

10.15 Employment and Consulting Agreement between the Company and Robert L. Carberry (Incorporated by reference to Exhibit 10.2 of registrant's Current Report on Form 8-K dated December 5, 2003).

10.16 Services agreement between the Company and James A. Cannavino dated June 1, 2007 (Incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on September 27, 2007).

10.17 Services agreement amendment 1 between the Company and Mathew E. Oakes dated June 1, 2007 (Incorporated by reference to Exhibit 10.2 to the Company's 8-K filed on September 27, 2007).

10.18 Services agreement amendment 1 between the Company and Arnold P. Leap dated June 1, 2007 (Incorporated by reference to Exhibit 10.3 to the Company's 8-K filed on September 27, 2007).

10.19 Services agreement between the Company and Michael J. Beecher dated December 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on January 9, 2008).

10.20 Amendment letter dated January 29, 2004 to the Statement of Work between IBM Corporation and the Company. Portions of the exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.28 to the Company's S-1 filed on February 19,2009)

10.21 Worldwide Invoices on-Line (IOL) Appendix A Payments and Fees for Ongoing Support (OCS)-Invoice Processing, Archiving, and Attachment Processing and Non-Recurring Engineering (NRE) between International Business Machines Corporation and the Company dated December 1, 2008. Portions of the exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.29 to the Company's S-1 filed on February 19,2009)

10.22 Master Services Agreement #EDS-2004-01-2005 dated May 7, 2004 between Electronic Data Systems Corporation and the Company. Portions of the exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.30 to the Company's S-1 filed on February 19,2009)

10.23 Statement of Work #EDS-2007-05-01 dated May 8, 2007 between Electronic Data Systems Corporation and the Company. Portions of the exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.31 to the Company's S-1 filed on February 19,2009)

10.24 Master Services Agreement EIAP (OGS) Amendment (#8) dated June 27, 2007 between Electronic Data Systems Corporation and the Company. Portions of the exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.32 to the Company's S-1 filed on February 19,2009)

10.25 Statement of Work #EDS-2008-05-07 dated May 7, 2008 between Electronic Data Systems Corporation and the Company. Portions of the exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.33 to the Company's S-1 filed on February 19,2009)

10.26 Master Services Agreement MIAP (OGS) Amendment (#10) dated August 21, 2008 between Electronic Data Systems Corporation and the Company. Portions of the exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.34 to the Company's S-1 filed on February 19,2009)

23(a) Consent of Marcum & Kliegman, LLP.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 2009.


                                           DIRECT INSITE CORP.

                                 By: /s/ James A. Cannavino
                                     -------------------------------------------
                                     James A. Cannavino, Chief Executive Officer
                                          (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2009 by the following persons in the capacities indicated:


         /s/ James A. Cannavino
         ----------------------             Chairman of the Board
         James A. Cannavino                 Chief Executive Officer

         /s/ Michael J. Beecher
         ----------------------             Chief Financial Officer
         Michael J. Beecher

         /s/ Bernard Puckett
         ----------------------             Director
         Bernard Puckett

         /s/ Dennis J. Murray
         ----------------------             Director
         Dennis J. Murray


         ----------------------             Director
         Michael Levin

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                    CONTENTS
--------------------------------------------------------------------------------
                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1


FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                               F-2
  Consolidated Statements of Income                                         F-4
  Consolidated Statement of Shareholders' Equity (Deficiency)               F-5
  Consolidated Statements of Cash Flows                                     F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-8 - F-27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Audit Committee of the
Board of Directors and Shareholders of
Direct Insite Corp.


We have audited the accompanying consolidated balance sheets of Direct Insite Corp. and Subsidiaries (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for common stock warrants in accordance with FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements" on January 1, 2007.

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, NY
March 26, 2009

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                           December 31, 2008 and 2007

--------------------------------------------------------------------------------------------------------------------
                                     ASSETS

                                                                                       2008              2007
                                                                                  ---------------- -----------------

CURRENT ASSETS
 Cash and cash equivalents                                                           $       980        $   2,184
 Accounts receivable, net of allowance for doubtful accounts of
  $0 in 2008 and 2007                                                                      1,951            1,486
 Prepaid expenses and other current assets                                                   162              135
                                                                                       ---------        ---------

       Total Current Assets                                                                3,093            3,805


PROPERTY AND EQUIPMENT, Net                                                                  649              443

DEFERRED TAX ASSET                                                                         2,867               --

OTHER ASSETS                                                                                 271              274
                                                                                       ---------        ---------

       TOTAL ASSETS                                                                    $   6,880        $   4,522
                                                                                       =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                           December 31, 2008 and 2007

----------------------------------------------------------------------------------------------------------------------
               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------
                                                                                            2008            2007
                                                                                       --------------- ---------------
CURRENT LIABILITIES
-------------------
 Accounts payable and accrued expenses                                                    $   1,802       $   1,839
 Current portion of capital lease obligations                                                     6              36
 Current portion of notes payable                                                               172              84
 Deferred revenue                                                                                75             123
 Dividends payable                                                                              124           3,336
                                                                                        -----------     -----------

       Total Current Liabilities                                                              2,179           5,418

OTHER LIABILITIES
-----------------
 Capital lease obligations, net of current portion                                                7              14
 Notes payable, net of current portion                                                          274             135
                                                                                        -----------     -----------

       TOTAL LIABILITIES                                                                      2,460           5,567
                                                                                        -----------     -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)
---------------------------------
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
      Series A Convertible Preferred, ) 0 issued and outstanding in 2008 and
      134,680 issued and outstanding in 2007;
      Series B Redeemable Preferred, 974 issued and outstanding in                                --              --
      2008 and 2007; liquidation preference of $974,075;
      Series C Redeemable Preferred, 2,000 issued and                                             --              --
      outstanding in 2008 and 2007; liquidation preference of $2,000,000;                         --              --
      Series D Redeemable Preferred, 100 shares issued and outstanding in
      2008 and 2007,liquidation preference of $100,000;

 Common stock, $.0001 par value; 50,000,000 shares
  authorized; 10,311,968 and 7,115,216 shares issued in
  2008 and 2007, respectively; and 10,272,041 and 7,075,289
  shares outstanding in 2008 and 2007, respectively                                               1               1
 Additional paid-in capital                                                                 116,862         114,961
 Accumulated deficit                                                                       (112,115)       (115,679)
                                                                                        -----------     -----------

                                                                                              4,748            (717)
 Common stock in treasury, at cost; 24,371 shares in 2008
  and 2007                                                                                     (328)           (328)
                                                                                        -----------     -----------

       TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                                4,420          (1,045)
                                                                                        -----------     -----------

       TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY (DEFICIENCY)                                                               $    6,880      $    4,522
                                                                                        ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                 For the Years Ended December 31, 2008 and 2007

------------------------------------------------------------------------------------------------------------------
                                                                                          2008            2007
                                                                                       -----------   ------------

REVENUES                                                                               $     9,609   $     10,111
--------                                                                               -----------   ------------

COSTS AND EXPENSES
------------------
 Operations, research and development                                                        3,938          3,698
 Sales and marketing                                                                           984          1,110
 General and administrative                                                                  2,987          2,755
 Amortization and depreciation                                                                 325            332
                                                                                       -----------   ------------

       TOTAL OPERATING EXPENSES                                                              8,234          7,895
                                                                                       -----------   ------------


       OPERATING INCOME                                                                      1,375          2,216
                                                                                       -----------   ------------

OTHER EXPENSE (INCOME)
----------------------
Interest expense, net                                                                           38             97

Other (income) expense, net                                                                     (1)            (8)
                                                                                       -----------   ------------

         TOTAL OTHER EXPENSE, NET                                                               37             89
                                                                                       -----------   ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                     1,338          2,127
----------------------------------------




BENEFIT FROM (PROVISION) FOR INCOME TAXES                                                    2,843            (27)
-----------------------------------------                                              -----------   ------------

NET INCOME                                                                                   4,181          2,100
----------


PREFERRED STOCK DIVIDENDS                                                                     (616)        (1,060)
-------------------------                                                              -----------   ------------

NET INCOME ATTRIBUTABLE TO COMMON
 SHAREHOLDERS                                                                          $     3,565   $      1,040
 ------------                                                                          ===========   ============

BASIC INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS                             $      0.44   $       0.17
----------------------------------------------------------                             ===========   ============

DILUTED INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS                           $      0.35   $       0.12
------------------------------------------------------------                           ===========   ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUSTANDING                                              8,075          5,966
-----------------------------------------------                                        ===========   ============

DILUTED WEIGHTED AVERAGE COMMON SHARES OUSTANDING                                           10,787          8,534
-------------------------------------------------                                      ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

          For the Years Ended December 31, 2008 and 2007 (in thousands)
--------------------------------------------------------------------------------

                                       Preferred Stock
                       -----------------------------------------------
                                                                                  Additional
                                                                                    Paid-in
             Series A     Series B       Series C    Series D      Common stock     Capital     Accum-
                                                                                                ulated   Treasury
          Shares Amount Shares Amount Shares  Amount Shares Amount Shares Amount     Amount     Deficit    Stock     Total
          -------------------------------------------------------------------------------------------------------------------
BALANCE -
 January
 1, 2007   135   $ --       1   $ --       2   $ --     --     $ --  5,253 $  --   $113,185    $(116,756)  $(328)  $(3,899)

Cumulative
 effect of
 change in
 Accounting
 principle                                                                              565           37               602

Common stock
 and warrants
 issued for
 services                                                                5    --         45                             45

Common stock
 issued on
 exercise of
 options and
 warrants                                                              765     1         28                             29

Employee
 stock based
 compensation
 expense                                                               185              564                            564

Common stock
 issued to
 settle
 accrued
 liabilities                                                           767              361                            361

Dividends
 declared,
 preferred
 stock                                                                 100    --        213       (1,060)             (847)

Net income                                                                                         2,100             2,100
           ----   ---    ----- ------    ----  ------- ----    ----- -----  ------- --------    --------  ------   -------
BALANCE -
December
31, 2007    135 $ --        1  $  --      2   $  --     --     $ --  7,075  $  1   $114,961    $(115,679) $ (328) $ (1,045)
           ====   ===    ===== ======    ====  ======= ====    ===== =====  ======= ========    ========  =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

          For the Years Ended December 31, 2008 and 2007 (in thousands)
--------------------------------------------------------------------------------

                                          Preferred Stock
             ------------------------------------------------------------------   Additional
                                                                                    Paid-in
              Series A     Series B        Series C       Series D    Common Stock  Capital      Accumulated Treasury
           Shares Amount Shares Amount   Shares Amount Shares Amount Shares Amount   Amount        Deficit     Stock  Total
           -------------------------------------------------------------------------------------------------------------------
BALANCE -
 December
 31, 2007   135  $ --       1    $ --       2  $ --     --    $ --  7,075 $   1    $ 114,961        $(115,679) $(328) $(1,045)

Common stock
 issued on
 conversion
 of Convert-
 ible Pre-
 ferred
 Stock     (135)                                                    1,347    --

Common stock
 issued on
 exercise
 of options
 and warrants                                                       1,561    --         1,208                           1,208

Employee stock
 based
 compensation
 expense                                                              203                625                             625

Common stock
 issued to
 settle
 accrued
 liabilities                                                           86                 68                              68

Dividends
 declared,
 preferred
 stock                                                                                                  (617)           (617)

 Net income                                                                                            4,181           4,181
            ---- ---- ------- ------- ------ ------ ------ ------- ------ ----- ------------  -------------- ------ ---------
BALANCE -
 December
 31, 2008    --  $ --       1    $ --     2 $    --     -- $   --  10,272     1    $ 116,862       $(112,115) $(328) $ 4,420
            === ===== ======= ======= ===== ======= ====== ======= ====== ===== ============  =============== ===== =========

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                 For the Years Ended December 31, 2008 and 2007

-------------------------------------------------------------------------------------------------------------------------

                                                                                           2008              2007
                                                                                     ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net income                                                                                  $ 4,181           $ 2,100
 Adjustments to reconcile net income
  to net cash provided by operations:
   Amortization and depreciation:
     Property and equipment                                                                      323               329
     Other                                                                                         2                 3
    Deferred taxes                                                                            (2,867)
    Stock based compensation expense                                                             625               609

  Changes in operating assets and liabilities:
    Accounts receivable                                                                         (465)              513
    Prepaid expenses and other current assets                                                    (26)                4
    Other assets                                                                                  --                 3
    Accounts payable and accrued expenses                                                        198               135
    Deferred revenue                                                                             (48)             (441)
                                                                                        -------------    --------------

       NET CASH PROVIDED BY  OPERATING ACTIVITIES                                       $      1,923      $      3,255
                                                                                        -------------    --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------
 Expenditures for property and equipment                                                 $      (233)      $      (202)
                                                                                        -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of shares on exercise of options and warrants                           428                28
  Payment of dividends on preferred stock                                                     (3,154)               --
  Repayment of short-term revolving loans, net                                                    --              (481)
  Repayment of long-term debt                                                                   (130)              (68)
  Repayments of lines of credit                                                                   --              (586)
  Repayments of capital lease obligations                                                        (38)              (57)
                                                                                        -------------    --------------

       NET CASH USED IN FINANCING ACTIVITIES                                                  (2,894)           (1,164)
                                                                                        -------------    --------------


       NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (1,204)            1,889

CASH AND CASH EQUIVALENTS - Beginning                                                          2,184               295
------------------------                                                                -------------    --------------

CASH AND CASH EQUIVALENTS - Ending                                                        $      980      $      2,184
-------------------------                                                               =============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Nature of Business
         ------------------

Direct Insite Corp. and subsidiaries (the "Company"), primarily operate as a Software as a Service provider ("SaaS"), that markets an integrated transaction based "fee for service" offering called Invoices On-Line (IOL), an electronic invoice presentment and payment (EIP&P) service that processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis. The Company operates redundant data centers in Hauppauge, New York and Santa Clara, California.

As described in Note 14, the Company has two major customers that accounted for approximately 89% and 97% of the Company's revenue for the years ended December 31, 2008 and 2007, respectively. Loss of either of these customers would have a material adverse effect on the Company.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

SaaS Services
-------------

The Company provides transactional data processing services through our SaaS software solutions to its customers. The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes. Revenue is recognized as the services are performed.

Custom Engineering Services
---------------------------

The Company performs custom engineering services which are single contractual agreements involving modification or customization of our proprietary SaaS software solution. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized at the lesser of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of SOP 81-1.

Cost of Revenue
---------------

Cost of revenue in the consolidated statements of operations is presented along with research and development costs and exclusive of amortization and depreciation which is shown separately. Custom Service Engineering costs related to uncompleted milestones are deferred and included in other current assets, when applicable. For the years ended December 31, 2008 and 2007, research and development expenses were approximately $2,593,000, and $2,599,000, respectively.

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

Software Costs
--------------

Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at their estimated fair value. Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. Amortization of software costs begins when products become available for general customer release. Costs incurred prior to establishment of technological feasibility are expensed as incurred and are included in
"operations, research and development". No software development costs were capitalized in 2008 and 2007.

Impairment of Long-Lived Assets
-------------------------------

Statement of Financial Accounting Standards ("SFAS"), No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2008 and 2007, respectively.

Income Taxes
------------

The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company currently has significant deferred tax assets. SFAS No. 109, "Accounting for Income Taxes ("FAS 109"), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. During the year ended December 31, 2008, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years and, therefore, reduced its valuation allowance during the year ended December 31, 2008 in accordance with APB 28. As a result the Company's effective tax rate for the year ended December 31, 2008 differs from the current statutory rates. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis. The Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Earnings per Share
------------------

The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The computation of basic and diluted earnings per share is as follows:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                             Year ended December 31, 2008 (in thousands except per share amounts)
------------------------------------------------------------- --------------------- --------------------- ---------------------
                                                                   Net Income              Shares              Per Share
                                                                   Numerator            Denominator              Amount
------------------------------------------------------------- --------------------- --------------------- ---------------------
Basic Earnings Per Share:
------------------------------------------------------------- --------------------- --------------------- ---------------------
  Net income attributable to common shareholders                     $3,565                 8,075               $0.44
------------------------------------------------------------- --------------------- --------------------- ---------------------
Effect of dilutive securities:
------------------------------------------------------------- --------------------- --------------------- ---------------------
  Warrants                                                                                    649
------------------------------------------------------------- --------------------- --------------------- ---------------------
  Options                                                                                   1,057
------------------------------------------------------------- --------------------- --------------------- ---------------------
  Restricted stock                                                                             18
------------------------------------------------------------- --------------------- --------------------- ---------------------
  Series A convertible preferred stock                                  221                   988
                                                              ------------------    -------------------
------------------------------------------------------------- --------------------- --------------------- ---------------------
Diluted earnings per share                                           $3,786                10,787               $0.35
                                                              ================      =================
------------------------------------------------------------- --------------------- --------------------- ---------------------

-------------------------------------------------------------------------------------------------------------------------------
                             Year ended December 31, 2007 (in thousands except per share amounts)
------------------------------------------------------------- --------------------- --------------------- ---------------------
                                                                   Net Income              Shares              Per Share
                                                                   Numerator            Denominator              Amount
------------------------------------------------------------- --------------------- --------------------- ---------------------
Basic Earnings Per Share:
------------------------------------------------------------- --------------------- --------------------- ---------------------
  Net income attributable to common shareholders                     $1,040                 5,966               $0.17
------------------------------------------------------------- --------------------- --------------------- ---------------------
Effect of dilutive securities:
------------------------------------------------------------- --------------------- --------------------- ---------------------
  Warrants                                                                                  1,159
------------------------------------------------------------- --------------------- --------------------- ---------------------
  Options                                                                                   1,406
------------------------------------------------------------- --------------------- --------------------- ---------------------
  Restricted stock
                                                                                                3
------------------------------------------------------------- --------------------- --------------------- ---------------------
Diluted earnings per share                                           $1,040                 8,534               $0.12
                                                              ================      ==================
------------------------------------------------------------- --------------------- --------------------- ---------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (shares are in thousands):

     Potential Common Shares                                                                  December 31,
                                                                                    -----------------------------
                                                                                          2008           2007
                                                                                    ---------------- ------------
     Options to purchase common stock                                                      122             --
     Warrants to purchase common stock                                                   1,215            200
     Series A Convertible Preferred Stock                                                   --          1,347
                                                                                       ----------     ----------
     Total Potential Common Shares as of  December 31,                                   1,337          1,547
                                                                                        =========     ==========

Cash and Cash Equivalents
-------------------------

The Company considers all investments with original maturities of three months or less to be cash equivalents. The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2008 and 2007.

Allowance For Doubtful Accounts
-------------------------------

The  allowance  for doubtful  accounts  reflects  management's  best estimate of
probable  losses  inherent  in  the  account  receivable   balance.   Management

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At December 31, 2008 and 2007, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Fair Value Measurements
-----------------------

SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies to all assets and liabilities that are measured and reported on a fair value basis.

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Observable  inputs such as quoted  prices in active  markets
Level 2 - Inputs,  other  than the  quoted  prices in active  markets,  that are observable either directly or indirectly
Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

SFAS 157 was effective for fiscal years beginning after November 15, 2007. FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157", delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2008; accordingly, the partial adoption of SFAS 157 did not have any impact on the Company's financial statements. The Company will apply the provisions of SFAS 157 to nonfinancial assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2.

Use of Estimates
----------------

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Disclosures that are particularly

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

sensitive to estimation include revenue recognition, fair value of derivative warrants, stock based compensation, and valuation allowance on deferred tax assets. Actual results could differ from those estimates.

New Accounting Pronouncements
-----------------------------

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Company has not elected to use the fair value method for any financial assets or liabilities and therefore SFAS 159 did not have an effect on the Company's consolidated financial position or results of operations.

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

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the consolidated financial condition and results of operations.

Stock Options and Similar Equity Instruments
--------------------------------------------

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No, 123(Revised 2004), "Share-Based Payment", ("SFAS 123(R)"), using the modified-prospective-transition method to account for stock based compensation. Non-employee stock based compensation is accounted for using the provisions of EITF 96-18. As a result, for the year ended December 31, 2008 the Company recorded $625,000 in stock based compensation expense for the fair value of stock based compensation of which $87,000 related to stock options granted to employees, and $538,000 related to restricted stock grants. For the year ended December 31, 2007, the Company recorded $609,000 in stock based compensation expense for the fair value of stock based compensation of which $81,000 related to stock options granted to employees, $452,000 related to restricted stock grants, and $35,000 related to warrants issued in exchange for services. At December 31, 2008, there was approximately $1,012,000 of total unrecognized stock based compensation costs, which is expected to be recognized over a weighted average period of 1.9 years.

NOTE 3 - Change in Accounting Principle
         ------------------------------

Prior to January 1, 2007 the Company, under the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", was required to record the warrants issued in conjunction with a bridge loan as a derivative liability at fair value on the date of issuance due to the registration payment arrangements included in the financing and warrant agreements. At December 31, 2006 the fair value of the warrant liability was $602,000. In January 2007, the Company changed the method of accounting following the guidance of FSP EITF 00-19-2 which provides that the contingent obligation to make future payments under a registration payment arrangement should be accounted for as a separate agreement in accordance with FASB Statement No. 5, Accounting for Contingencies. As a result the warrant liability at issuance of $565,000 was reclassified to Additional Paid In Capital based on its original fair value and the cumulative effect of the change in accounting principle of $37,000 was recorded as a credit to accumulated deficit. The cumulative effect upon adoption of FSP EITF 00-19-2 is summarized below (in thousands):

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
                                                                      ==========
NOTE 4 - Accounts Receivable and Short-term Revolving Loans
         --------------------------------------------------

On May 31, 2007, the Company renewed an Accounts Receivable Line of Credit with a Bank, whereby the Company from time to time could assign some of their accounts receivable to the Bank on a full recourse basis. Upon specific invoice approval, an advance of 80% of the underlying receivable is provided to the Company. The remaining balance (20%), less finance charges equal to the prime rate plus 2.00% per month (9.25% at December 31, 2007), is paid to the Company once the customer has paid. The maximum amount of all assigned receivables outstanding at any time could not exceed $1.5 million. The Company paid a facility fee of $15,000 for the renewal and the agreement expired and was not renewed on May 30, 2008. A December 31, 2007, the Company had no accounts receivable assigned to the Bank and had no advances from the Bank.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Accounts Receivable and Short-term Revolving Loans (continued)
         --------------------------------------------------------------

In May 2004, the Company entered into an Agreement with DIRI Rec Fund LLC (the "Rec Fund") whereby the Company could assign certain accounts receivable on a full recourse basis to the Rec Fund as security for advances (loans). The Rec Fund was established solely to advance funds to the Company upon the assignment of receivables. The Rec Fund was administered by a third party trustee. Certain shareholders of the Company and a former Director of the Company, were the principal investors in the Rec Fund. Under the Agreement, the Company paid interest at the rate of one (1) percent per month on the maximum purchase amount (as defined in the agreement) of the Rec Fund and paid the administrative costs of the Rec Fund which approximated $12,000 per year. At December 31, 2007 the Company had repaid all advances received from the Rec Fund and the Agreement was terminated.

NOTE 5 - Property and Equipment
         ----------------------
Property and equipment consist of the following:

                                                                                December 31,            Useful life
                                                                            2008            2007          in Years
                                                                        -------------- --------------- --------------
                                                                               (in thousands)
       Computer equipment and purchased software                              $ 3,815        $ 3,287               3
       Furniture and fixtures                                                      58             58             5 - 7
                                                                             --------       --------
                                                                                3,873          3,345
       Less: accumulated deprecation and amortization                          (3,224)        (2,902)
                                                                              -------        -------

             Property and Equipment, Net                                     $    649       $    443
                                                                             ========       ========

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2008 and 2007 was $322,000 and $329,000, respectively, which includes amortization of equipment under capital leases of $13,000 and $35,000 for the years ended December 31, 2008 and 2007, respectively. The costs and net book value of equipment under capital leases is stated in Note 7.

NOTE 6 - Accounts Payable and Accrued Expenses
         -------------------------------------

Accounts payable and accrued expenses consist of the following:

                                                                   December 31,
                                                              2008             2007
                                                       ----------------------------------
                                                                  (in thousands)
       Trade accounts payable                                $  491            $  456
       Sales taxes payable                                      539               539
       Accrued board fees                                       465               644
       Other accrued expenses                                   307               200
                                                            -------           -------
                                                             $1,802            $1,839
                                                             ======            ======

NOTE 7 - Debt
         ----

Capitalized lease obligations

The Company has equipment under capital lease obligations expiring at various times through January 2011. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Debt (continued)
         ----------------

As of December 31, 2008 minimum future payments under these capital leases are:

                       Year Ending
            ---------------------------------------
                                                      (in thousands)
                           2009                          $    9
                           2010                               7
                                                         ---------
               Total minimum lease payments                  16
             Less: amounts representing interest             (3)
                                                         ---------
               Net minimum lease payments                    13
             Current portion                                  6
                                                         ---------
             Long term portion                           $    7
                                                         =========

The interest rates pertaining to these capital leases and notes range from 12.3% to 15.3%. The gross value and the net book value of the related assets is approximately $38,000 and $18,000 at December 31, 2008, respectively, and $135,000 and $28,000 at December 31, 2007, respectively.

Notes payable
-------------

At December 31, 2008 and 2007, notes payable consist of $446,000 and $219,000, respectively, of borrowings for the purchase of equipment. These notes bear interest at rates ranging from 8.80% to 10.3% per year and mature through September 2012. The notes are collateralized by the equipment purchased with net book values of $396,000 and $187,000, at December 31, 2008 and 2007,
respectively.

As of December 31, 2008 future principal payments under these notes are:

                       Year Ending
            ---------------------------------------
                                                        (in thousands)
                           2009                          $   172
                           2010                              164
                           2011                              108
                           2012                                2
                                                         ----------
                           Total payments                    446
             Current portion                                 172
                                                         ----------
             Long term portion                           $   274
                                                         ==========

NOTE 8 - Shareholders' Equity
         --------------------

Preferred Stock
---------------

The Company has 2,000,000 authorized preferred shares of which 3,074 and 137,754 were issued and outstanding at December 31, 2008 and 2007, respectively, as follows:

Series A Convertible Preferred Stock
------------------------------------

The Company had issued 134,680 shares of Series A Convertible Preferred Stock ("Series A Preferred") to Metropolitan Venture Partners II L.P. ("MetVP"). Each share of Series A Preferred is convertible into 10 shares of common stock of the Company. Under the terms of the Series A Preferred the shares automatically

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity, continued

convert to common shares under certain events with a final automatic conversion date of September 25, 2008. The holders of the Series A Preferred ("the Holders") are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. The Holders have certain demand and piggyback registrations rights for the Common Stock issuable upon conversion of the Series A Preferred. The payment of the first dividend was originally scheduled for September 25, 2004, however, the Company and the Holders agreed to defer this payment until February 1, 2005. As consideration for the deferral of the dividend payment, the Company agreed to pay the Holders a premium of 7.5% of the dividend. In May 2004, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on February 1, 2005 until February 1, 2006. In the event the Company elected to pay the dividend on February 1, 2006 the Holders would receive a premium of $129,000. Also, the Company and the Holders further agreed to grant the Company the right, in its sole discretion, to defer the payment of the dividend scheduled to be paid on September 25, 2005 until February 1, 2006. As a result of this deferment, the Company agreed to pay a premium of $26,000. The holders of Series A Preferred had preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series B and C Preferred Stock. Certain issues had arisen concerning the Company's obligation to accumulate and pay dividends on the Series A Preferred beyond September 25, 2005. On November 21, 2007, the Company and MetVP entered into an agreement resolving certain disputes which had arisen with respect to the payment of dividends and interest to MetVP. The Agreement provides that, in addition to the undisputed sum of approximately $1,406,000, the Company will be paying an additional $500,000 through September 25, 2008 in consideration of past, present and future dividend and interest payments through that date. All payments are conditioned upon there being funds legally available for such payments when due. The agreement further provided for the issuance to MetVP of 100,000 restricted shares of the Company's common stock. These shares were issued in November 2007 and had a fair value based on the closing stock price on the date of issuance of $213,000 which was recorded as a dividend during the fourth quarter of 2007. At December 31, 2007, there was $1,685,000 of dividends accrued and unpaid for Series A Preferred Holders. During the year ended December 31, 2008 the Company paid dividends totaling $1,906,000 which was all of the dividends due on the Series A Preferred Stock through September 25, 2008 and on September 25, 2008 all of the Series A Preferred Stock was converted into 1,346,800 restricted common shares.

Series B Redeemable Preferred Stock
-----------------------------------

The Company has issued 974 Series B Preferred shares at $1,000 per share in exchange of $974,000 of outstanding debt. The Company's Chairman and current Chief Executive Officer holds 266 shares, Markus & Associates (an affiliate of SJ, Note 10) holds 208 shares, and Tall Oaks holds 500 shares.

Each of the Preferred Stock - B shares is entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum. Additionally, the Preferred Stock - B shares were redeemable, at the sole option of the Company, on or after March 31, 2005 (or prior to March 31, 2005 with the consent of majority-in-interest holders of Preferred Stock - B shares). Upon redemption, the holders of the Preferred Stock - B shall be entitled to receive, for each share of Preferred Stock - B outstanding, an amount equal to the price per share plus accrued and unpaid dividends. During the year ended December 31, 2008, the Company paid dividends of $860,000 to the holders of the Series B Preferred Stock. As of December 31, 2008 and 2007, there were $29,000 and $773,000, respectively, in dividends payable to the Preferred Stock - B holders. The holders of Series B Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company before the Series A, C and D Preferred Stock.

Series C Redeemable Preferred Stock
-----------------------------------

The Company has issued 2,000 shares of its non-voting Series C Redeemable Preferred Stock ("Preferred Stock - C"). The holders of Preferred Stock - C are

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity, continued
         --------------------

entitled to dividends at the rate of 9-1/2% per annum, payable quarterly in arrears beginning October 1, 2005. The Company has the option to redeem issued shares of Preferred Stock - C, in whole or in part, at any time, with the redemption price equal to the purchase price plus accrued and unpaid dividends. For each share of Preferred Stock - C purchased, each investor received a Warrant to purchase the number of shares of the Company's common stock equal to the exchange ratio of $1,000 of price per share ("Price Per Share") divided by 123% of the closing price per share of the Company's common stock on the trading day immediately prior to the date of issuance of the Warrant. Certain officers, directors and affiliates hold 1,470 shares of the Preferred Stock - C. As of December 31, 2008 and 2007, 946,214 and 1,990,779 warrants were outstanding, respectively, in connection with the issuances of Preferred Stock - C. The remaining warrants expire in 2009 and have exercise prices ranging from $0.86 to $1.85 per common share. The holders of Series C Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series B Preferred Stock. During the year ended December 31, 2008, the Company paid dividends of $1,062,000 to holders of the Series C Preferred Stock. As of December 31, 2008 and 2007, there were $48,000 and $844,000, respectively, in dividends accrued for the Preferred Stock
- C holders.

Series D Redeemable Preferred Stock
-----------------------------------

The Board of Directors authorized the issuance of up to 1,500 shares of Series D Redeemable Preferred Stock ("Series D Preferred") at $1,000 per share. The holders of Series D Preferred are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on April 1, 2006. The holders of Series D Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series A, B and C Preferred Stock. As of December 31, 2008 and 2007, 100 shares of Series D Preferred had been sold and the Company received proceeds of $100,000. The buyer was issued warrants to purchase 90,909 common shares at an exercise price of $2.03 per share in conjunction with the sale. At December 31, 2008 and 2007 there were $48,000 and $34,000, respectively, of dividends accrued and unpaid for Series D Preferred Holders. In January 2009, the Company paid $48,000 of dividends to the holder of the Series D Preferred Stock.

Based on the advice of legal counsel, management believes the Company may only pay dividends to the extent it has a surplus or current earnings pursuant to Delaware General Corporate Law.

Dividends included in net income attributable to common shareholders for the years ended December 31, 2008 and 2007 were:

---------------------------------------- ----------------------------------------- -----------------------------------
            Preferred Stock                                2008                                   2007
            ---------------                                ----                                   ----
---------------------------------------- ----------------------------------------- -----------------------------------
Series A                                                $ 221,000                             $  553,000
---------------------------------------- ----------------------------------------- -----------------------------------
Series B                                                $ 117,000                             $  240,000
---------------------------------------- ----------------------------------------- -----------------------------------
Series C                                                $ 265,000                             $  255,000
---------------------------------------- ----------------------------------------- -----------------------------------
Series D                                                $  13,000                             $   12,000
                                                        ---------                             ----------
---------------------------------------- ----------------------------------------- -----------------------------------
Total                                                   $ 616,000                             $1,060,000
                                                        =========                             ==========
---------------------------------------- ----------------------------------------- -----------------------------------

Common Stock, Options, Stock Grants and Warrant Issuances
---------------------------------------------------------

Year Ended December 31, 2008
----------------------------

During the year ended December 31, 2008 the Company issued 935,165 registered shares of common stock, 2,261,587 unregistered shares of common stock and 75,000 options to purchase common shares as follows:

     o 812,010 common shares on exercise of options and warrants to Met VP in lieu of cash payment of dividends on preferred stock of $591,000;

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity, continued
         --------------------

     o 1,346,800 common shares to Met VP on conversion of the Series A Convertible Preferred Stock;

     o 213,950 common shares on exercise of warrants for which the Company received proceeds of $200,000;

     o 360,000 common shares to the Chief Executive Officer on exercise of options for which the Company received proceeds of $249,000 and in addition, settlement of accrued liabilities of $169,000 were used to reduce the proceeds to exercise the options;

     o    175,165 common shares on the cashless exercise of options;

     o 120,000 common shares to the Chief Executive Officer for compensation under his employment agreement (Note 12). The Company recorded $270,000 of stock based compensation related to the issuance of the restricted stock;

     o 84,775 common shares, valued at $83,000 based on the closing price of the shares on the date earned, to the Vice President Sales and Marketing under his employment agreement;

     o 32,500 common shares to the Chief Financial Officer for compensation under his employment agreement (Note 12). The Company recorded $56,000 of stock based compensation related to the issuance of the restricted stock;

     o 25,000 common shares to the Chief Operating Officer for compensation under his employment agreement (Note 12). The Company recorded $98,000 of stock based compensation related to the issuance of the restricted stock;

     o 25,000 common shares to the Chief Technology Officer for compensation under his employment agreement (Note 12). The Company recorded $98,000 of stock based compensation related to the issuance of the restricted stock;

     o 1,552 common shares to an employee valued at $3,000 based on the closing price of the shares on the date earned for services in 2007;

     o 75,000 options to purchase common shares to certain directors of the Company.

During the year ended December 31, 2008, the Company recorded $625,000 as stock based compensation expense for the vesting of options and restricted stock grants with the offset to additional paid-in-capital.

The 75,000 options issued have an exercise price of $1.50 per share (the trading prices of the shares at the date of the grant) and have a fair value at the date of the grant of $69,000. The valuation was determined using the Black-Scholes method. The key assumptions used were an expected volatility based on historical volatility of 98.1%, dividend rate of 0%, a risk free interest rate of 1.9%, and expected life of 3 years using the simplified method to determine expected life.

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

NOTE 8 - Shareholders' Equity, continued
         ---------------------

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

Stock Option Plans
------------------

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company's Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At December 31, 2008, 3,454,468 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity, continued
         --------------------

The following is a summary of stock option activity for 2008 and 2007, relating to all of the Company's common stock plans (shares are in thousands):


                                                               Weighted           Weighted Average            Aggregate
                                                                Average              Remaining                Intrinsic
                                                Shares         Exercise           Contractual Term              Value
                                             (in thousands)      Price               (in years)            (in thousands)
                                            ---------------- -------------- ------------------------- ----------------------
     Outstanding at January 1, 2007               4,604           1.15                 2.1                    $    398
                                                --------          ----                 ---                    --------

      Granted                                        80           0.70
      Exercised                                    (283)          1.32                                        $    237
      Forfeited                                  (1,809)          1.66                                        --------
                                                ---------         ----


     Outstanding at December 31, 2007             2,592           0.77                 2.1                    $  3,433
                                                                  ----                 ---                    --------

      Granted                                        75           1.50
      Exercised                                  (1,385)          0.95                                        $    393
      Forfeited                                  (    5)          0.85                                        --------
                                               ----------         ----

     Outstanding at December 31, 2008             1,277          $0.62                 2.6                    $    661
                                               =========         =====                 ===                    ========
     Exercisable at December 31, 2008             1,240          $0.59                 2.5                    $    661
                                               =========         =====                 ===                    ========

The following table summarizes stock option information as of December 31, 2008:

                                                     Options Outstanding
     ------------------------- ----------------------------- ------------------------ ---------------------------
                                                                Weighted Average
                                    Number Outstanding        Remaining Contractual      Options Exercisable
         Exercise Prices              (in thousands)                  Life                  (in thousands)
     ------------------------- ----------------------------- ------------------------ ---------------------------
     $0.25 to $0.70                     1,155                        2.6 years                  1,155
     ------------------------- ----------------------------- ------------------------ ---------------------------
     $1.50 to $1.75                       122                        2.8 years                     85
                                          ---                        ---                        -----
     ------------------------- ----------------------------- ------------------------ ---------------------------
     Total                              1,277                        2.6 years                   1,240
                                        =====                                                    =====
     ------------------------- ----------------------------- ------------------------ ---------------------------

A total of 7,302,000 and 7,302,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 2007 and 2006, respectively. The total fair value of options vested during the year ended
December 31, 2008 was $63,000. The weighted average fair value of options granted during the years ended December 31, 2008 and 2007 were $0.92 and $0.36, respectively. At December 31, 2008, there was $9,000 of total unrecognized compensation costs related to stock options granted which is expected to be recognized over a weighted average period of .25 years.

Restricted Stock Grants

A summary of the status of the Company's non-vested stock grants as of December 31, 2008 and 2007 and changes during the years ended December 31, 2008 and 2007 is presented below:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity, continued
         ---------------------

------------------------------------------- ----------------------------------- ----------------------------------------------
            Non-vested Shares                          Shares (000)                Weighted-average Grant Date Fair Value
------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at January 1, 2008                            710                                      $2.22
------------------------------------------- ----------------------------------- ----------------------------------------------
Granted                                                   22                                      $1.50
------------------------------------------- ----------------------------------- ----------------------------------------------
Vested                                                  (211)                                     $2.15
------------------------------------------- ----------------------------------- ----------------------------------------------
Forfeited                                                 --                                      $0.00
                                            -----------------------------------
------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at December 31, 2008                          521                                      $2.21
                                            ==================================
------------------------------------------- ----------------------------------- ----------------------------------------------

The future expected expense for non-vested shares is $1,003,000 and will be recognized on a straight-line basis over the period January 1, 2009 through December 31, 2010.

Warrants
--------

At December 31, 2008, the Company had warrants outstanding to purchase 1,615,036 shares of common stock. The warrants have exercise prices ranging from $0.86 to $2.03 and contracted lives from 5 to 7 years. During the year ended December 31, 2008, 625,960 warrants were exercised and 440,692 warrants expired without being exercised.

NOTE 9 - Income Taxes
         ------------

The Company adopted Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2008 and 2007.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2005 through 2008, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the year ended December 31, 2008 and 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our consolidated financial position, results of operations or cash flows.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Income Taxes (continued)
         -----------------------

The following table summarizes components of the provision for current and deferred income taxes for the years ended December 31, 2008 and 2007:

                                                                                             December 31,
                                                                                        2008              2007
                                                                                 ---------------- -----------------
                                                                                            (in thousands)
       Current
         Federal                                                                     $         23     $         23
         State and other                                                                        1                4
                                                                                   --------------      -----------

             Total                                                                             24               27
                                                                                   --------------      -----------
       Deferred
         Federal                                                                           (2,465)              --
         State and other                                                                     (402)              --
                                                                                   --------------      -----------
             Total                                                                         (2,867)              --
                                                                                   --------------      -----------

                  Provision for Income Taxes                                            $  (2,843)     $        27
                                                                                   ===============     ===========


The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2008 and 2007:

                                                                                               December 31,
                                                                                           2008            2007
                                                                                     ----------------- --------------
       U.S. Federal statutory tax rate                                                       34%               34%
       Permanent items                                                                         1                1
       Change in effective tax rate                                                   ----------------          9
       State taxes
       Decrease in valuation allowance                                                         6                6
                                                                                            (253)             (49)
                                                                                     ----------------- --------------
                                                                                            (212)%              1%
                                                                                     ================= ==============

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                                                                 December 31,
                                                                                             2008             2007
                                                                                     ----------------- ----------------
                                                                                              (in thousands)
       Deferred tax assets
         Net operating loss carryforwards                                                  $ 25,462          $ 27,649
         Tax credit carryforwards                                                               419               759
         Fixed and intangible assets                                                             45                46
         Deferred revenue                                                                        30                49
         Value of stock options and stock compensation                                          223                99
         Unrealized loss on securities                                                          544               544
         Accruals                                                                               210               222
                                                                                         ----------        ----------
                                                                                             26,933            29,368
       Valuation allowance                                                                  (24,066)          (29,368)
                                                                                         ----------        ----------
             Deferred tax assets                                                          $   2,867       $         0
                                                                                         ==========        ==========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Income Taxes (continued)
         ------------

At December 31, 2008, the Company has federal and state net operating loss carryforwards ("NOLs") remaining of approximately $72 million and $26 million, respectively, which may be available to reduce taxable income, if any. These NOLs expire through 2025. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. During 2008, the Company performed an evaluation as to whether a change in control had taken place. Management believes that there has been no change in control as such applies to Section 382. However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs. The NOL carryforward as of December 31, 2008 included approximately $637,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in-capital when realized.

NOTE 10 - Related Party and Other Transactions
          ------------------------------------

     o The Company has a consulting agreement with DCL Consulting whereby DCL provides quality assurance testing for the Company. In 2008 and 2007 the Company incurred $1,000 and $27,000, respectively, for these services. The spouse of an officer of the Company is owner and principal employee of DCL.

     o The Company received advisory services from Tall Oaks and Lawrence Hite. Tall Oaks is an affiliate of Metropolitan and Lawrence Hite is the principal owner of Tall Oaks. In 2007 the Company incurred costs of $18,000 for such services. The agreement was terminated in 2007.

     o During the year ended December 31, 2006, the Company terminated and settled the consulting agreement with Mountain Meadow Farm and its associates, including SJ Associates (collectively "Mountain Meadow"). As part of the settlement the Company agreed to issue Mountain Meadow 90,638 restricted common shares valued at $34,000 and to pay for the costs of medical, life and certain other insurance through December 31, 2013 with the cost for such insurance not to exceed $200,000 in the aggregate or $50,000 in any 12 month period. At December 31, 2008, the Company has recorded a liability of $99,000 representing the estimated present value of this obligation. Mountain Meadow and its principal employee are shareholders of the Company.

NOTE 11 - Commitments and Contingencies
          -----------------------------

Operating Leases
----------------

Operating leases are primarily for office space, data centers, equipment and automobiles. At December 31, 2008, the future minimum lease payments under operating leases are summarized as follows:

                    Year Ending
                    December 31,                 Amount
                 ---------------------------------------------
                                             (in thousands)
                      2009                       $349
                      2010                        286
                      2011                        216
                                                 ----

                      Total                      $851
                                                 ====

Rent expense approximated $512,000 and $430,000 for the years ended December 31, 2008 and 2007, respectively.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments and Contingencies (continued)
          -----------------------------

Employment Agreements
---------------------

On August 22, 2007, the Board ratified and approved the Services Agreement with its Chairman and Chief Executive Officer, effective June 1, 2007 for a term ending on December 31, 2010. The agreement calls for compensation of $20,000 per month (with a 10% increase on each annual anniversary subject to approval of the Company's Compensation Committee and based on performance of the Company), a one-time grant of 100,000 shares of restricted common stock and the granting of 10,000 shares of restricted common stock per month commencing with the execution of the Agreement and ending on December 1, 2010. The fair value of the stock grants is $1,193,000 based on the closing price of the shares on the grant date. During the years ended December 31, 2008 and 2007, the Company issued 120,000 and 170,000 shares and recorded $270,000 and $383,000, respectively, as compensation expense related to the services agreement. The agreement further provides for: reimbursement of certain expenses; living and travel expenses approximating $11,000 per month; and certain severance benefits in the event of termination prior to the expiration date.

On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Operating Officer, for a term ending on December 31, 2010. The agreement calls for compensation of $15,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During the years ended December 31, 2008 and 2007, the Company recorded $98,000 and $33,000, respectively, as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Technology Officer, for a term ending on December 31, 2010. The agreement calls for compensation of $16,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During the years ended December 31, 2008 and 2007, the Company recorded $98,000 and $33,000, respectively, as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

On December 12, 2007, the Board ratified and approved an amendment to the Services Agreement with its Chief Financial Officer, for a term ending on December 31, 2009. The agreement calls for compensation of $14,583 per month, and the granting of 2,500 shares of restricted common stock per month commencing on December 1, 2007 and ending on December 31, 2009. The fair value of the stock grants is $116,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During the years ended December 31, 2008 and 2007, the Company recorded $56,000 and $5,000, respectively, as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

The Company entered into an employment and consulting agreement with its former President effective January 1, 2003. The agreement was amended on January 1, 2006 and further amended in April 2008. The employment term of the agreement expired June 30, 2006 and is followed by a consulting period which ends March 31, 2010. During the consulting term of the agreement compensation will be $12,000 per month through March 31, 2008 and $6,000 per month for the period April 1, 2008 through March 31, 2010 and duties during the consulting term include consultation with senior executives concerning the Company's respective businesses and operations.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments and Contingencies (continued)
          -----------------------------

The Company entered into an employment services agreement with the Executive Vice President of Sales and Marketing on August 1, 2006. The term of the agreement is for two years and provides for base compensation of $144,996 per year for each year of the agreement plus $2,500 per month payable in common stock of the Company. In addition the agreement provides for commissions from 3% to 5% of the net revenue received on certain accounts. The Executive Vice President of Sales and Marketing was previously granted options to purchase 175,000 restricted common shares at the exercise price of $0.65 per share. The fair value of the options on the date of the grant was $71,000. The options vest at the rate 20% at the grant date and the balance in equal monthly amounts over the three years from September 1, 2005. The employment agreement was extended on a month to month basis after August 1, 2008.

Future commitments under employment and consulting agreements are:

                           2009             $   871,000
                           2010                 642,000
                                            ------------
                           Total             $1,513,000
                                            ============

NOTE 12 - Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information for the years ended December 31, 2008 and 2007 is summarized as follows:

                                              Year ended December 31,
                                              2008              2007
                                        ----------------- ------------------
                                                    (in thousands)
     Interest paid                            $   69              $120
                                              ======              ====
     Income taxes paid                        $   24             $  14
                                              ======             =====

Non-cash investing and financing activities for the years ended December 31, 2008 and 2007 are summarized as follows:

                                                                              Year Ended December 31,
                                                                                2008          2007
                                                                           ------------- --------------
                                                                                    (in thousands)
   Dividends accrued                                                            $  616        $  847
                                                                                ========      ======
   Capitalized leases and equipment notes incurred                              $  295        $  119
                                                                                ========      ======
   Stock issued as dividends                                                    $    0        $  213
                                                                                ========      ======
   Reduction in accounts payable, accrued expenses and dividends payable
    upon exercise of options and warrants                                       $  780        $    0
                                                                                ========      ======
   Common stock issued in settlement of liability                               $   68        $    0
                                                                                ========      ======
   Reduction of accrued liability through issuance of debt                      $   62        $    0
                                                                                ========      ======

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Products and Services
          ---------------------

The Company and its subsidiaries currently operate in one business segment and have, during the years 2008 and 2007, provided two separate products: SaaS Services and Custom Engineering Services. Refer to Note 1 for a detailed description of these products and services. Revenues from these products are as follows:

                                                     Year Ended December 31,
                                                     2008              2007
                                                 -------------- --------------
                                                           (in thousands)
       SaaS fees                                   $  7,935          $ 7,606
       Custom Engineering fees                        1,674            2,505
                                                   ---------         -------
              Total Revenue                        $  9,609          $10,111
                                                   ========          =======

NOTE 14 - Major Customers
          ---------------

For the year ended December 31, 2008, IBM and Electronic Data Systems Corp. ("EDS") accounted for 42% and 47%, respectively, of the Company's revenue. In 2007, IBM and EDS accounted for 51% and 46% of revenue, respectively. Accounts receivable from these two customers at December 31, 2008 and 2007, amounted to $1,583,000 and $1,416,000, respectively. Loss of either of these customers would have a material adverse effect on the Company.

NOTE 15 - Subsequent Events
          -----------------

Subsequent to December 31, 2008 the Company issued 319,050 restricted common shares to directors for the payment of $197,000 of accrued directors' fees. Also subsequent to December 31, 2008 the Company issued 95,648 restricted common shares on the exercise of warrants and received proceeds of $100,000.