Form 10-Q
period 2009-03-31
DIRECT INSITE CORP
filed 2009-05-13
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

                         Yes   [X]          No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                         Yes [  ]           No  [  ]

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

    Large accelerated filer [ ]              Accelerated filer [ ]

    Non-accelerated filer [ ]                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares of $.0001 par value stock outstanding as of May 10, 2009 was: 10,686,739.

PART I - FINANCIAL INFORMATION                                                                              Page

     Item 1. Financial Statements.

     Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and
       December 31, 2008 .................................................................................    3
     Condensed Consolidated Statements of Income
       For the Three Months Ended March 31, 2009 and 2008 (Unaudited).....................................    4

     Condensed Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 2009 and 2008 (Unaudited).....................................    5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................    6

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......   14

      Item 3. Quantitative and Qualitative Disclosure About Market Risk....................................  18

      Item 4T. Controls and Procedures...................................................................    18

PART II - OTHER INFORMATION

     Item 6. Exhibits.....................................................................................   20

     Signatures ..........................................................................................   21


CERTIFICATIONS                                                                                            Exhibits

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
                        (In thousands, except share data)

                                                                                    March 31,           December 31,
                                                                                      2009                 2008
                                                                              --------------------- --------------------
                                                                                   (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $           1,173     $             980
  Accounts receivable, net of allowance for doubtful accounts of
   $0 in 2009 and 2008                                                                    1,943                 1,951
  Prepaid expenses and other current assets                                                 213                   162
                                                                              --------------------- --------------------
       Total current assets                                                               3,329                 3,093

Property and equipment, net                                                                 558                   649
Deferred tax asset                                                                        2,867                 2,867
Other assets                                                                                271                   271
                                                                              --------------------- --------------------
         TOTAL ASSETS                                                          $          7,025     $           6,880
                                                                               ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                        $          1,442     $           1,802
  Current portion of capital lease obligations                                                5                     6
  Current portion of notes payable                                                          175                   172
  Warrant liability                                                                         125                    --
  Dividends payable                                                                          79                   124
  Deferred revenue                                                                           75                    75
                                                                              ------------------    -------------------
       Total current liabilities                                                          1,901                 2,179

Capital lease obligations, net of current portion                                             5                     7
Notes payable, net of current portion                                                       230                   274
                                                                              -------------------   -------------------
       Total liabilities                                                                  2,136                 2,460
                                                                              ------------------    -------------------

Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
    Series B Redeemable Preferred, 974 shares issued and outstanding in
    2009 and 2008; liquidation preference of $974,075;
    Series C Redeemable Preferred, 2,000 shares issued and outstanding                        -                     -
    in 2009 and 2008; liquidation preference of $2,000,000;
    Series D Redeemable Preferred, 100 shares issued and outstanding                          -                     -
    in 2009 and 2008; liquidation preference of $100,000.
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
  10,726,666 and 10,311,968 shares issued in 2009 and 2008,
  respectively; and 10,686,739 and 10,272,041 shares outstanding in 2009                      1                     1
  and 2008, respectively
  Additional paid-in capital                                                            117,167               116,862
  Accumulated deficit                                                                  (111,951)             (112,115)
                                                                              ------------------    -------------------
                                                                                          5,217                 4,748
  Common stock in treasury, at cost  - 24,371 shares                                       (328)                 (328)
                                                                              ------------------    -------------------
       Total shareholders' equity                                                         4,889                 4,420
                                                                              -----------------     ------------------

          TOTAL LIABILITIES AND SHAREHODERS' EQUITY                           $           7,025     $            6,880
                                                                              ====================  ==================


See notes to condensed consolidated financial statements.                      3

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
                      (in thousands, except per share data)

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                                March 31,
                                                                                                ---------
                                                                                         2009             2008
                                                                                    ---------------- ----------------
   Revenue                                                                          $       2,294    $       1,954
                                                                                    ---------------- ----------------
   Costs and expenses
     Operations, research and development                                                     866              825
     Sales and marketing                                                                      343              210
     General and administrative                                                               740              786
     Amortization and depreciation                                                             97               76
                                                                                    ---------------- ----------------

                                                                                            2,046            1,897
                                                                                    ---------------- ----------------
   Operating income                                                                           248               57

   Other (income) expense
     Change in fair value of warrant liability                                                (21)              --
     Interest expense, net                                                                      6               12
                                                                                    ---------------- ----------------
   Income  before  income taxes                                                               263               45

   Provision for (benefit from) income tax                                                     15           (2,867)
                                                                                    ---------------- ----------------
   Net income                                                                                 248            2,912

   Preferred stock dividends                                                                  (79)            (173)
                                                                                    ---------------- ----------------

   Net  income  attributable to common shareholders                                 $         169    $       2,739
                                                                                    ================ ================

   Basic  income per share attributable to common shareholders                      $        0.02    $        0.38
                                                                                    ================ ================

   Diluted  income per share attributable to common shareholders                    $        0.02    $        0.26
                                                                                    ================ ================
   Basic weighted average common shares outstanding
                                                                                           10,670            7,199
                                                                                    ================ ================
   Diluted weighted average common shares outstanding
                                                                                           11,093           10,927
                                                                                    ================ ================

See notes to condensed consolidated financial statements.                      4

                               DIRECT INSITE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                        (In thousands, except share data)

                                                                                          For the three months ended
                                                                                                  March 31,
                                                                                           2009              2008
                                                                                     ----------------- ------------------
Cash flows from operating activities
 Net income                                                                             $        248     $        2,912

 Adjustments to reconcile net income
  to net cash provided by operations:
    Amortization and depreciation                                                                 97                76
    Deferred taxes                                                                                --            (2,867)
    Stock based compensation expense                                                             149               180
    Change in fair value of warrant liability                                                    (21)               --

  Changes in operating assets and liabilities:
    Accounts receivable                                                                            8              (111)
    Prepaid expenses and other current assets                                                    (50)               (6)
    Accounts payable and accrued expenses                                                       (164)              (91)
    Deferred revenue                                                                              --                94
                                                                                     ----------------- ------------------
       Net cash provided by operations                                                           267               187
                                                                                     ----------------- ------------------

Cash flows used in investing activities:
    Expenditures for property and equipment                                                       (7)              (89)
                                                                                     ----------------- ------------------

Cash flows from financing activities:
    Payment of dividends on preferred stock                                                     (124)             (773)
    Proceeds from issuance of shares on exercise of warrants                                     100                --
    Principal payments on capital lease obligations                                               (2)              (11)
    Repayments of long-term debt                                                                 (41)              (22)
                                                                                     ----------------- ------------------
       Net cash used in financing activities                                                     (67)             (806)
                                                                                     ----------------- ------------------

Net increase (decrease)  in cash and cash equivalents                                            193              (708)

Cash and cash equivalents - beginning of period                                                  980             2,184
                                                                                     ----------------- ------------------
Cash and cash equivalents - end of period                                            $         1,173     $       1,476
                                                                                     ===============     ================
Supplemental Disclosures:

Cash paid for interest                                                               $            8      $          19
                                                                                     ===============     ================
Cash paid for income taxes                                                           $           --      $          30
                                                                                     ===============     ================

Non-cash investing and financing activities:
  Reduction in accrued liabilities through issuance of debt                          $            --     $          62
                                                                                     ===============     ================
  Dividends accrued and unpaid                                                       $            79     $         173
                                                                                     ===============     ================
  Reduction in accrued liabilities through issuance of common stock                  $           197     $          --
                                                                                     ===============     ================
  Derivative liability on adoption of EITF 07-5                                      $           146     $          --
                                                                                     ===============     ================

See notes to condensed consolidated financial statements.                      5

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Interim Financial Information

     The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries ("Direct Insite" or the "Company"). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of March 31, 2009, and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2009 and 2008, have been prepared by the Company and are not audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In addition, the December 31, 2008 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company's Form-10K. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the audited December 31, 2008 consolidated financial statements.

     Use of Estimates
     ----------------

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Disclosures that are particularly sensitive to estimation include revenue recognition, stock based compensation, fair value of the warrant liability, and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

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

     As described in Note 9, the Company has three customers that accounted for approximately 97.4% and 98.4% of the Company's revenue for the three months ended March 31, 2009 and 2008, respectively. Loss of IBM or EDS would have a material adverse effect on the Company.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   Change in Accounting Principle

     Effective January 1, 2009, the Company, following the guidance of Emerging Issues Task Force 07-5: "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5") and that pronouncements effect in interpreting Statement of Financial Accounting Standards ("SFAS") Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), determined that a warrant issued in conjunction with the guarantee of a credit facility contained a provision whereby the exercise price could be adjusted upon certain financing transactions at a lower price per share could no longer be viewed as indexed to the Company's common stock. As such, the Company changed the accounting for this warrant to a "derivative" under SFAS 133. As a result the Company recorded the warrant liability at the fair value of the warrant of $146,000 as of January 1, 2009 and reclassified its issuance date fair value from additional paid-in-capital. The cumulative effect on adoption of EITF 07-5 as of January 1, 2009 is as follows:

      ---------------------------------------------------------- ----------------------------- ----------------------
                                                                 Additional Paid In Capital    Accumulated Deficit
      ---------------------------------------------------------- ----------------------------- ----------------------
                                                                                    ($ in thousands)
      ---------------------------------------------------------- ----------------------------- ----------------------
      Balance December 31, 2008                                         $116,862                    ($112,115)
      ---------------------------------------------------------- ----------------------------- ----------------------
        Cumulative effect of change in accounting principle                 (141)                          (5)
                                                                 ----------------------------- ----------------------
      ---------------------------------------------------------- ----------------------------- ----------------------
      Balance January 1, 2009                                           $116,721                    ($112,120)
                                                                 ========================      ===================
      ---------------------------------------------------------- ----------------------------- ----------------------

4.   Stock Based Compensation

     Stock Options
     -------------
     The Company accounts for stock options using the fair value recognition provisions of "SFAS No, 123 (Revised 2004), "Share-Based Payment", ("SFAS 123(R)"). As a result, for the three months ended March 31, 2009 and 2008, the Company recorded $9,000 and $45,000, respectively, in compensation expense for the fair value of options. At March 31, 2009, there was no unrecognized compensation costs related to stock options granted.

     Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At March 31, 2009, 3,454,468 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises. There were no options granted during the three months ended March 31, 2009. During the three months ended March 31, 2008 the Company issued 75,000 options with a weighted average grant date fair value of $69,000. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model (see Note 8).

     A summary of option activity under the plans for the three months ended March 31, 2009 is as follows:

   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
                                                                                   Weighted Average
                                                              Weighted Average  Remaining Contractual Aggregate Intrinsic Value
                                               Shares          Exercise Price       Term (in years)       (in thousands)
                                           (in thousands)
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Balance,January 1, 2009                     1,277               $0.62
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Granted                                    --                 --
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Exercised                                  --                 --
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Canceled                                   --                 --
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Forfeited                                  --                 --
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Balance, March 31, 2009                     1,277              $0.62                   2.4                  $545
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Exercisable, March 31, 2009                 1,277              $0.62                   2.4                  $545
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------

     The total fair value of options vested during the three months ended March 31, 2009 and 2008 was $35,000 and $45,000, respectively.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   Stock Based Compensation (continued)

     Restricted Stock Grants
     -----------------------

     During the three months ended March 31, 2009 the Company granted 44,544 shares to directors as part of their compensation. The stock grants had a fair value of $49,000 based on the closing price of the stock on the date of the grant. The stock grants vest over the two year period January 1, 2009 through December 31, 2010.

     A summary of the status of the Company's restricted non-vested shares issued pursuant to employment and service agreements as of March 31, 2009 and changes during the three months ended March 31, 2009 is presented below:

------------------------------------------ ---------------------------------- ------------------------------------------------

              Non-vested Shares                    Shares (in thousands)           Weighted-average Grant Date Fair Value
------------------------------------------ ---------------------------------- ------------------------------------------------
Non-vested at January 1, 2009                             521                                        $2.21
------------------------------------------ ---------------------------------- ------------------------------------------------
Granted                                                    45                                        $1.09
------------------------------------------ ---------------------------------- ------------------------------------------------
Vested                                                    (76)                                       $2.10
------------------------------------------ ---------------------------------- ------------------------------------------------
Forfeited                                                  --                                           --
                                           -------------------------------------
------------------------------------------ ---------------------------------- ------------------------------------------------
Non-vested at March 31, 2009                              490                                        $2.13
                                           =====================================
------------------------------------------ ---------------------------------- ------------------------------------------------

     For the three months ended March 31, 2009 and 2008 stock compensation expense for stock grants was $140,000 and $134,000, respectively. At March 31, 2009, the future expected expense for non-vested shares is $911,000 and will be recognized on a straight-line basis over the period April 1, 2009 through December 31, 2010.

5.   Fair Value of Financial  Instruments

     SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about the price that would be received to sell an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies to all assets and liabilities that are measured and reported on a fair value basis.

     SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

        Level 1 - Observable inputs such as quoted prices in active markets;

        Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

        Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

     The following are the Company's major categories of liabilities measured at fair value on a recurring basis at March 31, 2009, categorized by the SFAS 157 fair value hierarchy:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   Fair Value of Financial Instruments and Warrant Liability (continued)

     Fair Value  Measurements at March 31, 2009 Using  Significant  Unobservable
     ---------------------------------------------------------------------------
     Inputs:
     ------

              Description                                   (Level 3)
      ----------------------------------------------    -----------------
              Liabilities:
                  Warrant liability                         $  125
                                                        =================

     The following is a reconciliation of the beginning and ending balances for the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and a summary of the derivative warrant liability during the year ended March 31, 2009:

       Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
       -------------------------------------------------------------------------
                           Description                                       (Level 3)
   -----------------------------------------------------------------     -----------------
          Liabilities:
             Balance at January 1, 2009                                       $      --

             Cumulative effect of the change in accounting
          principal, January 1, 2009                                                146

             Change in fair value included in operations                             21
                                                                         -----------------

              Balance, March 31, 2009                                         $     125
                                                                         =================

     The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statement of operations.

6.   Warrant Liability
     -----------------
     The Company  accounts for certain  warrants as a derivative  liability (see
     Note 3.) using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The Company recognized a total non-cash gain of approximately $21,000 for the three months ended March 31, 2009 for these derivative warrants. The fair value of the derivative warrants was determined using the Black -Scholes valuation model using the closing price stock price of $0.99, a volatility rate of 57%, a risk free interest rate of 0.81% and a contractual life of
     1.3 years.

7.   Debt

     Notes payable
     -------------
     At March 31, 2009 and December 31, 2008, notes payable consist of $405,000 and $446,000, respectively, of borrowings for the purchase of equipment. These notes bear interest at rates ranging from 8.8% to 10.3% per year and mature through January 2012. The notes are collateralized by the equipment purchased with net book values of $332,000 and $396,000, at March 31, 2009 and December 31, 2008, respectively.

     Capitalized lease obligations
     -----------------------------

     The Company has equipment under capital lease obligations expiring at various times through 2011. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 12.3% to 15.3%. At March 31, 2009, the gross and net book value of the related assets is approximately $38,000 and $12,000, respectively. At December 31, 2008, the gross and net book value of the related assets was approximately $38,000 and $18,000, respectively.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.     Shareholders' Equity

     The following table summarizes the changes in shareholders' equity for the three months ended March 31, 2009:

                -------------------------------------------------- --------------------
                                                                         In thousands
                -------------------------------------------------- --------------------
                       Balance, December 31, 2008                         $   4,420
                -------------------------------------------------- --------------------
                       Cumulative  effect of change in accounting
                       principle                                               (146)
                -------------------------------------------------- --------------------
                       Balance - January 1, 2009                          $   4,274
                -------------------------------------------------- --------------------
                          Dividends accrued                                     (79)
                -------------------------------------------------- --------------------
                          Stock based compensation                              149
                -------------------------------------------------- --------------------
                            Shares issued for settlement of
                            accrued liabilities                                 197
                -------------------------------------------------- --------------------
                            Proceeds on exercise of warrants                    100
                -------------------------------------------------- --------------------
                          Net income                                            248
                                                                          -----------
                -------------------------------------------------- --------------------
                       Balance - March 31, 2009                           $   4,889
                -------------------------------------------------- --------------------

     Common Stock and Option Issuances
     ---------------------------------

     During the three months ended March 31, 2009 the Company issued 67,500 restricted common shares with a fair value of $130,000 based on the closing share price on the date of the grant to certain officers under employment agreements. The Company also issued 319,050 restricted common shares valued at $197,000 to directors in settlement of directors fees accrued in 2006 and 2007. The Company also issued 95,648 shares on exercise of warrants and received proceeds of $100,000.

     During the three months ended March 31, 2008, the Company issued 75,000 options to an officer and a director to purchase common stock. The options have an exercise prices of $1.50 (the trading price of the shares at the date of the grant) and a fair value at the grant date of $69,000. The valuation was determined using the Black-Scholes method. The key assumptions used were a volatility of 98.1%, dividend rate of 0%, a risk free rate of 1.9% and an expected life (using the simplified method) of 3.0 years.

     Earnings Per Share
     ------------------

     The Company displays earnings per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when their effect would be anti-dilutive. The following table presents the shares used in the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Shareholders' Equity (continued)

---------------------------------------------------- -------------------- --------------------
                                                     Three Months Ended   Three Months Ended
                                                       March 31, 2009       March 31, 2008
---------------------------------------------------- -------------------- --------------------
                                                       (in thousands)       (in thousands)
---------------------------------------------------- -------------------- --------------------
       Weighted Average Common shares outstanding            10,670                7,199
---------------------------------------------------- -------------------- --------------------
       Warrants to purchase common stock                         --                  989
---------------------------------------------------- -------------------- --------------------
       Options to purchase common stock                         396                1,387
---------------------------------------------------- -------------------- --------------------
       Restricted stock grants                                   27                    5
---------------------------------------------------- -------------------- --------------------
       Series A Convertible preferred stock                      --                1,347
                                                            --------             --------

---------------------------------------------------- -------------------- --------------------
       Total diluted shares                                  11,093               10,927
                                                            ========             ========
---------------------------------------------------- -------------------- --------------------

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

----------------------------------------------------- --------------------- --------------------
                                                       Three Months Ended   Three Months Ended
                                                         March 31, 2009        March 31, 2008
----------------------------------------------------- --------------------- --------------------
                                                         (in thousands)       (in thousands)
----------------------------------------------------- --------------------- --------------------
       Options to purchase common stock                           123                    75
----------------------------------------------------- --------------------- --------------------
       Warrants to purchase common stock                          943                   552
----------------------------------------------------- --------------------- --------------------
       Restricted stock grants                                    487                   673
                                                                  ---                   ---
----------------------------------------------------- --------------------- --------------------

----------------------------------------------------- --------------------- --------------------
             Total potential common shares                      1,553                 1,300
                                                                =====                 =====
----------------------------------------------------- --------------------- --------------------

9.   Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: SaaS services and custom engineering services. The following table displays revenue by product (in thousands):

                                                 Three Months Ended March 31,

                                                      2009             2008
                                                     ------           ------
                    SaaS fees                        $2,233           $1,829
                    Custom engineering fees              61              125
                                                     ------           ------

                         Total Revenue               $2,294           $1,954
                                                     ======           ======

     Major Customers
     ---------------

     For the three months ended March 31, 2009 and 2008, IBM accounted for 36.2% and 47.6% of revenue, respectively. For the three months ended March 31, 2009 and 2008, EDS an HP company (formerly EDS) accounted for 48.6% and 50.0% of revenue, respectively. For the three months ended March 31, 2009 and 2008 Siemens Shared Services LLC ("Siemens") accounted for 12.6% and less than 1% of revenue, respectively. Accounts receivable from these customers amounted to $1,893,000 and $1,879,000 at March 31, 2009 and December 31, 2008, respectively.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.   Income Taxes

     In its interim financial statements the Company follows the guidance in Accounting Principles Board ("APB") Opinion 28 "Interim Financial Reporting" and FIN 18 "Accounting for Income Taxes in Interim Periods an Interpretation of APB 28", whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim period's income or loss. As the Company has significant net operating loss carry-forwards the effective income tax rate applied to the period ended March 31, 2009 income was 5%. The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company currently has significant deferred tax assets consisting predominately of net operating loss carry-forwards. SFAS No. 109, "Accounting for Income Taxes ("FAS 109"), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. During the three months ended March 31, 2008, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years and, therefore, reduced its valuation allowance during the three months ended March 31, 2008 in accordance with APB 28. As a result the Company's effective tax rate for the three months ended March 31, 2008 differs from the current statutory rates. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis. The Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

     At December 31, 2008, the Company had federal and state net operating loss carryforwards ("NOLs") remaining of approximately $72 million and $26 million, respectively, which may be available to reduce taxable income, if any. These NOLs expire through 2025.

11.  New Accounting Pronouncements

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

     In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  New Accounting Pronouncements (continued)

     interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders' equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.

     In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for the Company beginning on January 1, 2009. The adoption of this statement changed the disclosures related to derivative instruments (warrant liability) held by the Company.

     In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. See Note 3. for the impact of EITF 07-5 on the consolidated financial condition and results of operations.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, the risk of errors or failures in the Company's software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, the dependence on key personnel, and such other risk factors which may arise from time to time including, but not limited to, the risk factors as set forth in the Company's Reports on Form 10K as filed with the Securities Exchange Commission. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

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

For the three months ended March 31, 2009 and 2008, IBM accounted for 36.2% and 47.6% of revenue, respectively. The decrease in revenue from IBM is due to the decrease in services to IBM in Europe resulting from the discontinuance of one service IBM no longer required and a decrease in engineering services resulting from the completion of deploying the IOL service to all major geographies. For the three months ended March 31, 2009 and 2008, EDS an HP company ("EDS") accounted for 48.6% and 50.0% of revenue, respectively. Electronic Data Systems Corp. was acquired by the Hewlett-Packard Company in 2008. Siemens Shared Services LLC accounted for 12.6% of revenue for the three months ended March 31, 2009 and less than 1% of revenue for the same period in 2008.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

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

SaaS Services
-------------

We provide transactional data processing services through our SaaS software solutions to our customers. The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes. Revenue is recognized as the services are performed.

Custom Engineering Services
---------------------------

We perform custom engineering services which are single contractual agreements involving modification or customization of the Company's proprietary SaaS software solution. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized at

                      DIRECT INSITE CORP. AND SUBSIDIARIES

the lesser of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production Type Contracts."

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

Allowance For Doubtful Accounts
-------------------------------

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. At March 31, 2009 and December 31, 2008, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets
-------------------------------

Statement of Financial Accounting Standards ("SFAS"), No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the three months ended March 31, 2009 and 2008, respectively.

Income Taxes
------------

We currently have significant deferred tax assets. SFAS No. 109, "Accounting for Income Taxes"("FAS 109"), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis (see note 9 to the Condensed Consolidated Financial Statements).

Use of Estimates
----------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Certain items, among others, that are particularly sensitive to estimates are revenue recognition, stock based compensation, fair value of warrant liabilities and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

Results of operations

For the three months ended March 31, 2009 we had income from operations of $248,000 compared to income from operations of $57,000 for the three months ended March 31, 2008. We had net income of $248,000 for the three months ended March 31, 2009, compared to net income of $2,912,000 for the three months ended March 31, 2008. During the three months ended March 31, 2008, we recorded a benefit from income taxes of $2,867,000 as a result of reducing the valuation allowance on our deferred tax assets for net operating loss carry-forwards we more likely than not expect to utilize in future years.

For the three months ended March 31, 2009 revenue increased $340,000 (17.4%) to $2,294,000, compared to revenue of $1,954,000 for the three months ended March 31, 2008. This increase is primarily the result of an increase in our recurring SaaS IOL services revenue of $404,000 (22.1%) resulting from an increase in our services to EDS and other customers, offset by a decrease in engineering services revenue of $64,000 (51.2%) for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, principally due to a decrease in engineering services revenue from EDS.

Costs of operations, research and development increased by $41,000 (5.0%) to $866,000 for the three months ended March 31, 2009, compared to costs of
$825,000 for the three months ended March 31, 2008. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are cost for purchased services, network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and SaaS production services. The increase in 2009 is principally due to an increase in the cost of purchased services of $198,000, due to outsourcing certain services in support of a new IOL product offering to one customer. This increase was offset by a decrease in salaries and related costs of $121,000, a decrease in purchased software and supplies of $34,000 and a decrease in travel costs of $15,000. Other costs of operations increased $13,000.

Sales and marketing costs increased $133,000 (63.3%) to $343,000 for the three months ended March 31, 2009, compared to costs of $210,000 for the same period in 2008. The increase is due to an increase in personnel costs of $116,000, and an increase in the costs for trade shows of $19,000 offset by a decrease in other costs of $2,000. The increase in personnel costs is primarily due to the addition of personnel and the reassignment of personnel from other departments in support of new and continuing clients.

General and administrative costs decreased $46,000 (5.9%) to $740,000 for the three months ended March 31, 2009, compared to costs of $786,000 for the same period in 2008. The decrease is principally due to a decrease in salaries and related benefit costs of $46,000 primarily in a reduction of stock compensation costs, a decrease in professional fees of $20,000, a decrease in travel costs of $20,000 and a decrease in other expenses of $45,000. This was offset by an increase in legal and accounting fees of $54,000 due to costs incurred for a registration statement and an increase in consultants fees of $32,000 principally for the implementation of Sarbanes-Oxley Act Section 404. All other administrative costs decreased $1,000 compared to the same period in 2008.

Amortization and depreciation expense was $97,000 for the three months ended March 31, 2009, and increase of $21,000 (27.6%) over the cost of $76,000 for the same period in 2008. The increase is due to the purchase of equipment for our second collocation date center facility in late 2008 and the purchase of new accounting software in 2008.

Other income for the three months ended March 31, 2009 consists of the change in the fair value of the warrant liability of $21,000.

Interest expense, net was $6,000 for the three months ended March 31, 2009 compared to interest expense, net of $12,000 for the same period in 2008. The decrease is due to terminating the receivables financing agreement that we had in place in 2008. As a result of generating positive cash flows from operations we determined that this borrowing agreement was no longer needed.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

Financial Condition and Liquidity

Cash provided by operating activities for the three months ended March 31, 2009 was $267,000 compared to cash provided by operating activities of $187,000 for the three months ended March 31, 2008. This consisted of net income of $248,000, increased by non-cash income and expenses of $225,000, including depreciation and amortization of property and equipment of $97,000, stock-based compensation expense of $149,000 and the change in the fair value of the warrant liability of ($21,000). In addition accounts receivable decreased by $8,000. This was offset by an increase in prepaid expenses of $50,000 and a decrease in accounts payable and accrued expenses of $164,000.

Cash used in investing activities was $7,000 for the three months ended March 31, 2009, compared to $89,000 for same period in 2008. This was principally expenditures for equipment.

Cash used in financing activities totaled $67,000 for the three months ended March 31, 2009, compared to cash used in financing activities of $806,000 for the three months ended March 31, 2008. We paid $124,000 in dividends on preferred stock and repaid $43,000 of long-term debt and capital lease obligations in the first three months of 2009 and we received proceeds from the exercise of warrants of $100,000.

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

     Based on our evaluation which took place as of March 31, 2009 (the "Evaluation Date"), we believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. More specifically, the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this material weakness since January 2004 at which time the staff of the accounting department was reduced. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff. The Company has not determined at this time when such additional staff will be employed.

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




DIRECT INSITE CORP.




/s/  James A. Cannavino
-------------------------------------------
James A. Cannavino, Chief Executive Officer                May 13, 2009



/s/ Michael J. Beecher
-------------------------------------------
Michael J. Beecher, Chief Financial Officer                May 13, 2009