Form 10-Q
period 2009-06-30
DIRECT INSITE CORP
filed 2009-08-14
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                   (Mark One)

     [X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d)
          OF THE  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

     Large accelerated filer [ ]        Accelerated filer [ ]

     Non-accelerated filer [ ]          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares of $.0001 par value stock outstanding as of August 10, 2009 was: 10,799,239.

PART I - FINANCIAL INFORMATION                                                                             Page
     Item 1. Financial Statements.

     Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and
       December 31, 2008 .................................................................................   3
     Condensed Consolidated Statements of Income
       For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)..............................   4

     Condensed Consolidated Statements of Cash Flows
       For the Six Months Ended June 30, 2009 and 2008 (Unaudited)........................................   5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................   6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .......   15

     Item 3. Quantitative and Qualitative Disclosure About Market Risk....................................   19

     Item 4T. Controls and Procedures.....................................................................   19

PART II - OTHER INFORMATION

     Item 6. Exhibits.....................................................................................   21

     Signatures ..........................................................................................   22

CERTIFICATIONS                                                                                            Exhibits

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
                        (In thousands, except share data)

                                                                                     June 30,            December 31,
                                                                                       2009                  2008
                                                                              --------------------- --------------------
                                                                                    (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                                   $            2,321    $             980
  Accounts receivable, net of allowance for doubtful accounts of
   $0 in 2009 and 2008                                                                     1,817                1,951
  Prepaid expenses and other current assets                                                   62                  162
                                                                              --------------------- --------------------
       Total current assets                                                                4,200                3,093

Property and equipment, net                                                                  484                  649
Deferred tax asset                                                                         2,867                2,867
Other assets                                                                                 265                  271
                                                                              --------------------- --------------------
         TOTAL ASSETS                                                         $            7,816    $           6,880
                                                                              ===================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                       $            1,462    $           1,802
  Current portion of capital lease obligations                                                 5                    6
  Current portion of notes payable                                                           173                  172
  Warrant liability                                                                          204                    -
  Dividends payable                                                                           79                  124
  Deferred revenue                                                                            67                   75
                                                                              --------------------- --------------------

       Total current liabilities                                                           1,990                2,179

Capital lease obligations, net of current portion                                              3                    7
Notes payable, net of current portion                                                        188                  274
                                                                              --------------------- --------------------

       Total liabilities                                                                   2,181                2,460
                                                                              --------------------- --------------------

Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
    Series B Redeemable Preferred, 974 shares issued and outstanding in
    2009 and 2008; liquidation preference of $974,075;
    Series C Redeemable Preferred, 2,000 shares issued and outstanding                         -                     -
    in 2009 and 2008; liquidation preference of $2,000,000;
    Series D Redeemable Preferred, 100 shares issued and outstanding                           -                     -
    in 2009 and 2008; liquidation preference of $100,000.
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
  10,839,166 and 10,311,968 shares issued in 2009 and 2008,
  respectively; and 10,799,239 and 10,272,041 shares outstanding in 2009
  and 2008, respectively                                                                       1                     1
  Additional paid-in capital                                                             117,307               116,862
  Accumulated deficit                                                                   (111,345)             (112,115)
                                                                              --------------------- --------------------
                                                                                           5,963                 4,748
  Common stock in treasury, at cost  - 24,371 shares                                        (328)                 (328)
                                                                              --------------------- --------------------
       Total shareholders' equity                                                          5,635                 4,420
                                                                              --------------------- --------------------

          TOTAL LIABILITIES AND SHAREHODERS' EQUITY                           $            7,816    $            6,880
                                                                              ====================  ====================

See notes to condensed consolidated financial statements.                      3

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008
                      (in thousands, except per share data)

                                                                     Three Months Ended                   Six Months Ended
                                                                     ------------------                   ----------------
                                                                          June 30,                            June 30,
                                                                          --------                            --------
                                                                    2009              2008             2009              2008
                                                            ------------------ ----------------- ---------------- -----------------
Revenue                                                     $           2,880  $          2,346  $         5,174  $          4,301
                                                            ------------------ ----------------- ---------------- -----------------

Costs and expenses
  Operations, research and development                                  1,007             1,007            1,873             1,832
  Sales and marketing                                                     354               209              697               419
  General and administrative                                              640               664            1,380             1,450
  Depreciation and amortization                                            93                76              190               153
                                                            ------------------ ----------------- ---------------- -----------------
                                                                        2,094             1,956            4,140             3,854
                                                            ------------------ ----------------- ---------------- -----------------
Operating income                                                          786               390            1,034               447

Other (income) expense
  Change in fair value of warrant liability                                78                --               57               --
  Interest (income) expense, net                                            7                (1)              13               11
                                                            ------------------ ----------------- ---------------- -----------------

Income  before provision for income tax                                   701               391              964              436


Benefit from (provision for) income taxes                                 (17)               --              (32)           2,867
                                                            ------------------ ----------------- ---------------- -----------------

Net income                                                                684                391             932            3,303

Preferred stock dividends                                                 (79)              (202)           (158)            (375)
                                                            ------------------ ----------------- ---------------- -----------------

Net income  attributable to common shareholders             $             605  $             189 $           774  $         2,928
                                                            ================== ================= ================ ================

Basic  income  per share attributable
 to common shareholders                                     $            0.06  $            0.03 $          0.07  $          0.40
                                                            ================== ================= ================ ================

Diluted income  per share attributable
 to common shareholders                                     $            0.05  $            0.02 $          0.07  $           0.28
                                                            ================== ================= ================ ================

Basic weighted average common shares outstanding                       10,800              7,290          10,735             7,244
                                                            ================== ================= ================ ================

Diluted weighted average common shares outstanding                     11,016              9,473          11,054            10,874
                                                            ================== ================= ================ ================

See notes to condensed consolidated financial statements.                      4

                               DIRECT INSITE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                        (In thousands, except share data)

                                                                                          For the Six Months Ended
                                                                                                   June 30,
                                                                                           2009              2008
                                                                                     ----------------- ------------------
Cash flows from operating activities
 Net income                                                                             $        932     $        3,303

 Adjustments to reconcile net income
  to net cash provided by operations:
    Amortization and depreciation                                                                190               152
    Deferred taxes                                                                                --            (2,867)
    Stock based compensation expense                                                             290               333
    Change in fair value of warrant liability                                                     57                --

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          134                17
    Prepaid expenses and other current assets                                                    107                51
    Accounts payable and accrued expenses                                                       (144)             (172)
    Deferred revenue                                                                              (8)              216
                                                                                     ----------------- ------------------
       Net cash provided by operations                                                         1,558             1,033
                                                                                     ----------------- ------------------
Cash flows used in investing activities:
    Expenditures for property and equipment                                                      (25)             (126)
                                                                                     ----------------- ------------------
Cash flows from financing activities:
    Payment of dividends on preferred stock                                                     (203)             (802)
    Proceeds from issuance of shares on exercise of warrants                                     100                --
    Principal payments on capital lease obligations                                               (4)              (22)
    Repayments of long-term debt                                                                 (85)              (50)
                                                                                     ----------------- ------------------
       Net cash used in financing activities                                                    (192)             (874)
                                                                                     ----------------- ------------------
Net increase  in cash and cash equivalents                                                     1,341                33

Cash and cash equivalents - beginning of period                                                  980             2,184
                                                                                     ----------------- ------------------
Cash and cash equivalents - end of period                                            $         2,321     $       2,217
                                                                                     ================= ==================
Supplemental Disclosures:

Cash paid for interest                                                               $           17      $         32
                                                                                     ================= ==================
Cash paid for income taxes                                                           $            4      $         30
                                                                                     ================= ==================

Non-cash investing and financing activities:
  Reduction in accrued liabilities through issuance of debt                          $            --     $        62
                                                                                     ================= ==================
  Dividends accrued and unpaid                                                       $            79     $       375
                                                                                     ================= ==================
  Reduction in accrued liabilities through issuance of common stock                  $           198     $        51
                                                                                     ================= ==================
  Derivative liability on adoption of EITF 07-5                                      $           147     $        --
                                                                                     ================= ==================

See notes to condensed consolidated financial statements                       5

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Interim Financial Information

     The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries ("Direct Insite" or the "Company"). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of June 30, 2009, and the condensed consolidated statements of income and cash flows for the three and six months ended June 30, 2009 and 2008, have been prepared by the Company and are not audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In addition, the December 31, 2008 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     As described in Note 9, the Company has three customers that accounted for approximately 94.7% and 97.9% of the Company's revenue for the six months ended June 30, 2009 and 2008, respectively. Loss of IBM or EDS would have a material adverse effect on the Company.

                     DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   Change in Accounting Principle

     Effective January 1, 2009, the Company, following the guidance of Emerging Issues Task Force 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5") and that pronouncements effect in interpreting Statement of Financial Accounting Standards ("SFAS") Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), determined that a warrant issued in conjunction with the guarantee of a credit facility contained a provision whereby the exercise price could be adjusted upon certain financing transactions at a lower price per share could no longer be viewed as indexed to the Company's common stock. As such, the Company changed the accounting for this warrant to a "derivative" under SFAS 133. As a result the Company recorded the warrant liability at the fair value of the warrant of $147,000 as of January 1, 2009 and reclassified its issuance date fair value from additional paid-in-capital. The cumulative effect on adoption of EITF 07-5 as of January 1, 2009 is as follows:

      ---------------------------------------------------------- ----------------------------- ----------------------
                                                                 Additional Paid In Capital    Accumulated Deficit
      ---------------------------------------------------------- ----------------------------- ----------------------
                                                                                    ($ in thousands)
      ---------------------------------------------------------- ----------------------------- ----------------------
      Balance December 31, 2008                                          $116,862                  ($112,115)
      ---------------------------------------------------------- ----------------------------- ----------------------
        Cumulative effect of change in accounting principle                  (141)                        (5)
                                                                 ----------------------------- ----------------------
      ---------------------------------------------------------- ----------------------------- ----------------------
      Balance January 1, 2009                                            $116,721                  ( $112,120)
                                                                 ========================      ===================
      ---------------------------------------------------------- ----------------------------- ----------------------

4.   Stock Based Compensation

     Stock Options

     The Company accounts for stock options using the fair value recognition provisions of SFAS No, 123 (Revised 2004), "Share-Based Payment", ("SFAS 123(R)"). As a result, for the three and six month periods ended June 30, 2009 the Company recorded $0 and $9,000, respectively, in compensation expense for the fair value of options. For the three and six month periods ended June 30, 2008 the Company recorded $19,000 and $64,000, respectively, in compensation expense for the fair value of options. At June 30, 2009, there was no unrecognized compensation costs related to stock options granted.

     Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At June 30, 2009, 3,454,468 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises. There were no options granted during the six months ended June 30, 2009. During the six months ended June 30, 2008 the Company issued 75,000 options with a weighted average grant date fair value of $69,000. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model (see Note 8).

     A summary of option activity under the plans for the six months ended June 30, 2009 is as follows:

   ------------------------------------ ----------------- --------------------- -------------------- -------------------------
                                                                                   Weighted Average
                                               Shares         Weighted Average       Remaining       Aggregate Intrinsic Value
                                           (in thousands)      Exercise Price      Term (in years)      (in thousands)
   ------------------------------------ ----------------- --------------------- -------------------- -------------------------
   Balance,January 1, 2009                     1,277              $0.62
   ------------------------------------ ----------------- --------------------- -------------------- -------------------------
       Granted                                    --                 --
   ------------------------------------ ----------------- --------------------- -------------------- -------------------------
       Exercised                                  --                 --
   ------------------------------------ ----------------- --------------------- -------------------- -------------------------
       Canceled                                   --                 --
   ------------------------------------ ----------------- --------------------- -------------------- -------------------------
       Forfeited                                 (17)             $1.75
   ------------------------------------ ----------------- --------------------- -------------------- -------------------------
   Balance, June 30, 2009                      1,260              $0.60                  2.1                  $557
   ------------------------------------ ----------------- --------------------- -------------------- -------------------------
   Exercisable, June 30, 2009                  1,260              $0.60                  2.1                  $557
   ------------------------------------ ----------------- --------------------- -------------------- -------------------------

                     DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   Stock Based Compensation (continued)

     The total fair value of options vested during the six months ended June 30, 2009 and 2008 was $35,000 and $64,000, respectively.

     Restricted Stock Grants

     During the six months ended June 30, 2009 the Company granted 44,544 shares to directors as part of their compensation. The stock grants had a fair value of $49,000 based on the closing price of the stock on the date of the grant. The stock grants vest over the two year period January 1, 2009 through December 31, 2010.

     A summary of the status of the Company's restricted non-vested shares issued pursuant to employment and service agreements as of June 30, 2009 and changes during the six months ended June 30, 2009 is presented below:

------------------------------------------ ---------------------------------- ---------------------------------------------

              Non-vested Shares                    Shares (in thousands)           Weighted-average Grant Date Fair Value
------------------------------------------ ---------------------------------- ---------------------------------------------
Non-vested at January 1, 2009                             521                                         $2.21
------------------------------------------ ---------------------------------- ---------------------------------------------
Granted                                                    45                                         $1.09
------------------------------------------ ---------------------------------- ---------------------------------------------
Vested                                                   (152)                                        $2.10
------------------------------------------ ---------------------------------- ---------------------------------------------
Forfeited                                                  --                                            --
                                           -------------------------------------
------------------------------------------ ---------------------------------- ---------------------------------------------
Non-vested at June 30, 2009                               414                                         $2.13
                                           =====================================
------------------------------------------ ---------------------------------- ---------------------------------------------

     For the three months ended June 30, 2009 and 2008 stock compensation expense for stock grants was $140,000 and $134,000, respectively. For the six months ended June 30, 2009 and 2008 stock compensation expense for stock grants was $281,000 and $269,000, respectively. At June 30, 2009, the future expected expense for non-vested shares is $771,000 and will be recognized on a straight-line basis over the period July 1, 2009 through December 31, 2010.

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

     The following are the Company's major categories of liabilities measured at fair value on a recurring basis at June 30, 2009, categorized by the SFAS 157 fair value hierarchy:

                     DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   Fair Value of Financial Instruments (continued)

     Fair Value  Measurements  at June 30, 2009 Using  Significant  Unobservable
     ---------------------------------------------------------------------------
     Inputs:
     ------

          Description                                    (Level 3)
   ----------------------------------------------    -----------------
          Liabilities:
              Warrant liability                           $   204
                                                     =================

     The following is a reconciliation of the beginning and ending balances for the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and a summary of the derivative warrant liability during the six months ended June 30, 2009:

          Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
          -------------------------------------------------------------------------
                                 Description                                 (Level 3)
   -----------------------------------------------------------------     -----------------
          Liabilities:
             Balance at January 1, 2009                                       $  --

             Cumulative effect of the change in accounting
          principal, January 1, 2009                                            147

             Change in fair value included in operations                         57

                                                                         -----------------
              Balance, June 30, 2009                                          $ 204
                                                                         =================

     The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statement of operations.

6.   Warrant Liability

     The Company  accounts for certain  warrants as a derivative  liability (see
     Note 3.) using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The Company recognized a total non-cash expense of approximately $78,000 and $57,000 for the three and six months ended June 30, 2009, respectively, for these derivative warrants. The fair value of the derivative warrants was determined using the Black -Scholes valuation model using the closing price stock price of $1.00, a volatility rate of 104%, a risk free interest rate of 1.11% and a contractual life of 1.03 years.

7.   Debt

     Notes payable
     -------------

     At June 30, 2009 and December 31, 2008, notes payable consist of $361,000 and $446,000, respectively, of borrowings for the purchase of equipment. These notes bear interest at rates ranging from 8.8% to 10.3% per year and mature through January 2012. The notes are collateralized by the equipment purchased with net book values of $278,000 and $396,000, at June 30, 2009 and December 31, 2008, respectively.

     Capitalized lease obligations
     -----------------------------

     The Company has equipment under a capital lease obligation expiring in 2011. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to this capital lease is 15.3%.

                     DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   Debt (continued)

     At June 30, 2009, the gross and net book value of the related assets is approximately $14,000 and $7,000, respectively. At December 31, 2008, the gross and net book value of the related assets was approximately $38,000 and $18,000, respectively.

8.   Shareholders' Equity

     The following table summarizes the changes in shareholders' equity for the six months ended June 30, 2009:

                     -------------------------------------------------- --------------------
                                                                             In thousands
                     -------------------------------------------------- --------------------
                            Balance, December 31, 2008                         $   4,420
                     -------------------------------------------------- --------------------
                            Cumulative  effect of change in accounting
                            principle                                             (  147)
                     -------------------------------------------------- --------------------
                            Balance - January 1, 2009                          $   4,273
                     -------------------------------------------------- --------------------
                               Dividends accrued                                  (  158)
                     -------------------------------------------------- --------------------
                               Stock based compensation                              290
                     -------------------------------------------------- --------------------
                                 Shares issued for settlement of
                                 accrued liabilities                                 198
                     -------------------------------------------------- --------------------
                                 Proceeds on exercise of warrants                    100
                     -------------------------------------------------- --------------------
                                 Net income                                          932
                                                                               -----------
                     -------------------------------------------------- --------------------
                            Balance - June 30, 2009                            $   5,635
                     -------------------------------------------------- -------=========----

     Common Stock and Option Issuances
     ---------------------------------

     During the six months ended June 30, 2009 the Company issued 180,000 restricted common shares with a fair value of $397,000 based on the closing share price on the date of the grant to certain officers under employment agreements. The Company also issued 319,050 restricted common shares valued at $198,000 to directors in settlement of directors fees accrued in 2006 and 2007. The Company also issued 95,648 shares on exercise of warrants and received proceeds of $100,000.

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

     Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when their effect would be anti-dilutive. The following table presents the shares used in the computation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008 (in thousands):

---------------------------------------------------- ------------------------------------- --------------------------------------
                                                          Three Months Ended June 30,            Six Months Ended June 30,
---------------------------------------------------- ------------------------------------- --------------------------------------
                                                             2009              2008               2009                2008
                                                             ----              ----               ----                ----
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------
       Weighted Average Common shares outstanding           10,800            7,290              10,735               7,244
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------
       Warrants to purchase common stock                        --              902                  --                 946
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------
       Options to purchase common stock                        188            1,273                 292               1,330
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------
       Restricted stock grants                                  28                8                  27                   7
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------
       Series A Convertible preferred stock                     --               --                  --               1,347
                                                     ------------------ ------------------ ------------------- ------------------
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------
       Total diluted shares                                 11,016             9,473             11,054              10,874
                                                     ================== ================== =================== ==================
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS consist of the following (in thousands):

--------------------------------------------------- -------------------------------------- -------------------------------------
                                                        Three Months Ended June 30,            Six Months Ended June 30,
--------------------------------------------------- -------------------------------------- -------------------------------------
                                                               2009              2008                 2009               2008
                                                               ----              ----                 ----               ----
--------------------------------------------------- ----------------- -------------------- ------------------ ------------------
       Options to purchase common stock                         830                93                  830                 93
--------------------------------------------------- ----------------- -------------------- ------------------ ------------------
       Warrants to purchase common stock                        943               552                  943                552
--------------------------------------------------- ----------------- -------------------- ------------------ ------------------
       Restricted stock grants                                  420               620                  420                620
--------------------------------------------------- ----------------- -------------------- ------------------ ------------------
       Series A Convertible preferred stock                      --             1,347                   --                 --
                                                    ----------------- -------------------- ------------------ ------------------
--------------------------------------------------- ----------------- -------------------- ------------------ ------------------
             Total potential common shares                    2,193             2,612                2,193              1,265
                                                              =====             =====                =====              =====
--------------------------------------------------- ----------------- -------------------- ------------------ ------------------

     Subsequent to June 30, 2009, the Company redeemed all of the outstanding Series B Redeemable Preferred Stock ("Series B") in the amount of $974,000 and recorded this amount as a reduction of Additional Paid- in Capital. The Company's Chairman and Chief Executive Officer, as a holder of the Series B, received $266,000 of the redemption amount.

9.   Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: SaaS services and custom engineering services. The following table displays revenue by product (in thousands):

                                   Three Months Ended June 30,     Six Months Ended June 30,
                                      2009           2008             2009           2008
                                     ------         ------           ------         ------
  SaaS fees                          $2,253         $1,823           $4,485         $3,652
  Custom engineering fees               627            523              689            649
                                     ------         ------           ------         ------
       Total Revenue                 $2,880         $2,346           $5,174         $4,301
                                     ======         ======           ======         ======

                     DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   Products and Services (continued)

     Major Customers
     ---------------

     For the three and six month periods ended June 30, 2009, IBM accounted for 28.3% and 31.8% of revenue, respectively, compared to 47.1% and 47.3% for the three and six month periods ended June 30, 2008, respectively. For the three and six month periods ended June 30, 2009, EDS accounted for 54.2% and 51.7% of revenue, respectively, compared to 44.4% and 47.0% for the three and six month periods ended June 30, 2008, respectively. For the three and six month periods ended June 30, 2009, Siemens accounted for 10.1% and 11.2% of revenue, respectively, compared to 6.0% and 3.6% for the three and six month periods ended June 30, 2008, respectively. Accounts receivable from these customers amounted to $1,684,000 and $1,879,000 at June 30, 2009 and December 31, 2008, respectively.

10.  Income Taxes

     In its interim financial statements the Company follows the guidance in Accounting Principles Board ("APB") Opinion 28 "Interim Financial Reporting" and FIN 18 "Accounting for Income Taxes in Interim Periods an Interpretation of APB 28", whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim period's income or loss. As the Company has significant net operating loss carry-forwards, the approximate effective income tax rate applied to the six months ended June 30, 2009 income was 3.3%. The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company currently has significant deferred tax assets consisting predominately of net operating loss carry-forwards. SFAS No. 109, "Accounting for Income Taxes ("FAS 109"), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. During the six months ended June 30, 2008, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years and, therefore, reduced its valuation allowance during the six months ended June 30, 2008 in accordance with APB 28. As a result the Company's effective tax rate for the three and six months ended June 30, 2008 differs from the current statutory rates. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis. The Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

     In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. See Note 3 for the impact of EITF 07-5 on the consolidated financial condition and results of operations.

     In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 eliminates Interpretation 46(R)'s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)'s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.

                     DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. New Accounting Pronouncements (continued)

     SFAS 167 will be effective January 1, 2010. We do not expect the adoption of SFAS 167 to have any impact on our financial statements or results of operations.

     In July 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
     - a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supercede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to materially impact our financial statements or results of operations.

     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the Company's consolidated financial position and results of operations.


12.  Subsequent Events

     The Company has evaluated events that occurred subsequent to June 30, 2009 through August 14, 2009, the date on which the financial statements for the period ended June 30, 2009 were issued. Except as disclosed in Note 8 to these financial statements, management concluded that no other events required disclosure in these financial statements.

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

For the three and six months ended June 30, 2009, IBM accounted for 28.3% and 31.8% of revenue, respectively, compared to 47.1% and 47.3% of revenue for the three and six month periods ended June 30, 2008. The decrease in revenue from IBM is due to the decrease in services to IBM in Europe resulting from the discontinuance of one service IBM no longer required and a decrease in engineering services resulting from the completion of deploying the IOL service to all major geographies. For the three and six months ended June 30, 2009, EDS an HP company ("EDS") accounted for 54.2% and 51.7% of revenue, respectively, compared to 44.4% and 47.0% of revenue for the three and six month periods ended June 30, 2008. The increase in revenue from EDS results from an expansion of services. Siemens Shared Services LLC accounted for 10.1% and 11.2% of revenue for the three and six month periods ended June 30, 2009, respectively, compared to 6.0% and 3.6% of revenue for the three and six month periods ended June 30, 2008.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

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

SaaS Services

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

Allowance For Doubtful Accounts
-------------------------------

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. At June 30, 2009 and December 31, 2008, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets
-------------------------------

Statement of Financial Accounting Standards ("SFAS"), No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the six months ended June 30, 2009 and 2008, respectively.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

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

Results of operations

For the three and six month periods ended June 30, 2009 we had net income of $684,000 and $932,000, respectively, compared to net income of $391,000 and $3,303,000 for the three and six month periods ended June 30, 2008, respectively. During the six months ended June 30, 2008, we recorded a benefit from income taxes of $2,867,000 as a result of reducing the valuation allowance on our deferred tax assets for net operating loss carry-forwards we more likely than not expect to utilize in future years.

For the three and six months ended June 30, 2009 revenue increased $534,000 (22.8%) to $2,880,000 and $873,000 (20.3%) to $5,174,000, respectively, compared to revenue of $2,346,000 and $4,301,000, for the three and six months ended June 30, 2008, respectively. This increase is primarily the result of an increase in our recurring SaaS IOL services revenue of $430,000 (23.6%) for the three months ended June 30, 2009 and an increase of $833,000 (22.8%) for the six months ended June 30, 2009, resulting from an increase in our services to EDS and Shell and other customers. Engineering services revenue increased $104,000 (19.9%) to $627,000 and $40,000 (6.2%) to $689,000 for the three and six month periods ended June 30, 2009, respectively, compared to engineering services revenue of $523,000 and $649,000 for the three and six months ended June 30, 2008, respectively. This increase is primarily due to an increase in services to EDS.

Costs of operations, research and development remained level at $1,007,000 for the three months ended June 30, 2009 compared to the same period in 2008. For the six months ended June 30, 2009 cost of operations, research and development increased $41,000 (2.2%) to $1,873,000 compared to costs of $1,832,000 for the six months ended June 30, 2008. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are cost for purchased services, network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and SaaS production services. During the three and six month periods ended June 30, 2009 cost of goods sold increased $166,000 and $364,000, respectively compared to costs for the same periods in 2008 due to an increase in costs for purchased services for outsourcing certain services in support of a new IOL product offering to one customer. This was offset by a decrease in professional fees of $137,000 and $143,000 for the three and six months ended June 30, 2009, respectively, compared to costs for such services in 2008. In 2008 the Company engaged contract development staff to support the implementation of a new service to one customer. Also during the six months ended June 30, 2009, salaries and related costs decreased $147,000 compared to cost for the same period in 2008 due to the reassignment of personnel to sales and marketing.
Other costs of operations and research and development decreased $29,000 and $33,000 for the three and six months ended June 30, 2009, respectively, compared to other costs in the same periods in 2008.

Sales and marketing costs increased $145,000 (69.4%) to $354,000 and $278,000 (66.3%) to $697,000 for the three and six month periods ended June 30, 2009, compared to costs of $209,000 and $419,000 for the three and six month periods ended June 30, 2008, respectively. The increase is due to an increase in personnel costs of $126,000 and $245,000 for the three and six months ended June 30, 2009 compared to costs for the same periods in 2008. The increase in personnel costs is primarily due to the addition of personnel and the reassignment of personnel from other departments in support of new and continuing clients. All other sales and marketing costs increased $19,000 and $33,000 for the three and six months ended June 30, 2009 compared to other costs for the same periods in 2008.

General and administrative costs decreased $24,000 (3.6%) to $640,000 for the three months ended June 30, 2009, compared to costs of $664,000 for the same period in 2008. For the six months ended June 30, 2009 these costs decreased

                      DIRECT INSITE CORP. AND SUBSIDIARIES

$70,000 (4.8%) to $1,380,000 compared to costs for the six months ended June 30, 2008. The decrease for the three months ended June 30, 2009 is principally due to a decrease in professional fees of $50,000. In 2008 the Company had engaged an investment advisor which did not continue in 2009. All other costs increased $26,000 net compared to the same period in 2008. For the six months ended June 30, 2009 salaries and related costs decreased $66,000 primarily as a result of a decrease in stock compensation costs, and professional fees decreased $69,000 again the result of not engaging an investment advisor in 2009. Legal and accounting fees increased $64,000 for the six months ended June 30, 2009 compared to costs for the same period in 2008 due to costs incurred for a registration statement. All other general and administrative costs increase $1,000 net compared to the same period in 2008.

Amortization and depreciation expense was $93,000 and $190,000 for the three and six months ended June 30, 2009, respectively, an increase of $17,000 (22.4%) and $37,000 (24.2%) over costs for the same periods in 2008. The increase is due to the purchase of equipment for our second collocation date center facility in late 2008 and the purchase of new accounting software in 2008.

Other expense for the three and six months ended June 30, 2009 consists of the change in the fair value of the warrant liability of $78,000 and 57,000, respectively.

Interest expense, net, was $7,000 and $13,000 for the three and six months ended June 30, 2009, respectively, compared to interest income, net, of $1,000 and interest expense, net, of $11,000 for the same periods in 2008. The increase is principally due to an increase in borrowings to finance capital equipment acquisitions.

Financial Condition and Liquidity

Cash provided by operating activities for the six months ended June 30, 2009 was $1,558,000 compared to cash provided by operating activities of $1,033,000 for the six months ended June 30, 2008. This consisted of net income of $932,000, increased by non-cash income and expenses of $537,000, including depreciation and amortization of property and equipment of $190,000, stock-based compensation expense of $290,000 and the change in the fair value of the warrant liability of $57,000. In addition accounts receivable decreased by $134,000 and prepaid expenses decreased $107,000. Accounts payable and accrued expenses decreased $144,000 and deferred revenue decreased $8,000.

Cash used in investing activities was $25,000 for the six months ended June 30, 2009, compared to 126,000 for same period in 2008. This was principally expenditures for equipment.

Cash used in financing activities totaled $192,000 for the six months ended June 30, 2009, compared to cash used in financing activities of $874,000 for the six months ended June 30, 2008. We paid $203,000 in dividends on preferred stock and repaid $89,000 of long-term debt and capital lease obligations in the first six months of 2009 and we received proceeds from the exercise of warrants of $100,000.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES


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

     Based on our evaluation which took place as of June 30, 2009 (the "Evaluation Date"), we believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. More specifically, the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this material weakness since January 2004 at which time the staff of the accounting department was reduced. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports. The Company intends to employ a qualified accountant in the second half of 2009 and the Company expects that it will reassign certain responsibilities and tasks previously performed by the Chief Financial Officer and that this will improve internal disclosure controls and internal controls over financial reporting

     Changes in Internal Control Over Financial Reporting
     ----------------------------------------------------

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

     Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness as of the Evaluation Date, under standards established by the Public Company Accounting Oversight Board. As previously stated, the reportable condition and material weakness relates to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer as mentioned above, of transactions and accounting entries. The Company believes that the employment of a qualified accountant as discussed above will improve internal control over financial reporting.

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




DIRECT INSITE CORP.




/s/  James A. Cannavino
------------------------------------------------------
James A. Cannavino, Chief Executive Officer               August 14, 2009



/s/ Michael J. Beecher
------------------------------------------------------
Michael J. Beecher,  Chief Financial Officer              August 14, 2009