Form 10-Q
period 2009-09-30
DIRECT INSITE CORP
filed 2009-11-16
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                   (Mark One)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission File No. 0 - 20660

                               DIRECT INSITE CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                                            11-2895590
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

13450 West Sunrise Boulevard, Suite 510, Sunrise, FL           33323
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

     Large accelerated filer [ ]              Accelerated filer [  ]
     Non-accelerated filer [ ]                Smaller reporting company [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [  ]   No [ X ]

The number of shares of $.0001 par value stock outstanding as of November 10, 2009 was: 11,112,514.

PART I - FINANCIAL INFORMATION                                                                               Page

     Item 1. Financial Statements.
     Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and
       December 31, 2008 .................................................................................     3
     Condensed Consolidated Statements of Income
       For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)........................     4

     Condensed Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)..................................     5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ....................................     6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .......    15

     Item 3. Quantitative and Qualitative Disclosure About Market Risk....................................    20

     Item 4T. Controls and Procedures.....................................................................    20

PART II - OTHER INFORMATION

     Item 6. Exhibits.....................................................................................    21

     Signatures ..........................................................................................    22

CERTIFICATIONS                                                                                              Exhibits

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
                        (In thousands, except share data)

                                                                                  September 30,         December 31,
                                                                                      2009                 2008
                                                                              --------------------- --------------------
                                                                                   (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                                    $          2,243     $            980
  Accounts receivable, net of allowance for doubtful accounts of
   $0 in 2009 and 2008                                                                    1,686                1,951
  Prepaid expenses and other current assets                                                  95                  162
                                                                              --------------------- --------------------

       Total current assets                                                               4,024                3,093

Property and equipment, net                                                                 471                  649
Deferred tax asset                                                                        2,867                2,867
Other assets                                                                                280                  271
                                                                              --------------------- --------------------
         TOTAL ASSETS                                                          $          7,642      $         6,880
                                                                              ===================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                        $         1,509       $         1,802
  Current portion of capital lease obligations                                               5                     6
  Current portion of notes payable                                                         190                   172
  Warrant liability                                                                        305                    --
  Dividends payable                                                                         50                   124
  Deferred revenue                                                                         182                    75
                                                                              --------------------- --------------------

       Total current liabilities                                                         2,241                 2,179

Capital lease obligations, net of current portion                                            2                     7
Notes payable, net of current portion                                                      183                   274
                                                                              --------------------- --------------------

       Total liabilities                                                                 2,426                 2,460
                                                                              --------------------- --------------------


Series C Redeemable Preferred stock, 2,000 shares issued and outstanding in 2009 and 2008; liquidation preference of $2,000,000
                                                                                         2,000                    -


Commitments and contingencies

Shareholders' equity
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;
    Series B Redeemable Preferred, 0 shares outstanding in 2009 and 974
    shares issued and outstanding in  2008, liquidation preference of                       -                     -
    $974,000 at December 31, 2008;
    Series D Redeemable Preferred, 100 shares issued and outstanding                        -                     -
    in 2009 and 2008; liquidation preference of $100,000.
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
  10,987,305 and 10,311,968 shares issued in 2009 and 2008,
  respectively; and 10,947,378 and 10,272,041 shares outstanding in 2009                     1                     1
  and 2008, respectively
  Additional paid-in capital                                                           114,474               116,862
  Accumulated deficit                                                                 (110,931)             (112,115)
                                                                              --------------------- --------------------
                                                                                         3,544                 4,748

  Common stock in treasury, at cost  - 24,371 shares                                      (328)                 (328)
                                                                              --------------------- --------------------
       Total shareholders' equity                                                        3,216                 4,420
                                                                              --------------------- --------------------

          TOTAL LIABILITIES AND SHAREHODERS' EQUITY                           $          7,642       $         6,880
                                                                              ===================== ====================

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
                      (in thousands, except per share data)

                                                                        Three Months Ended                   Nine Months Ended
                                                                        ------------------                   -----------------
                                                                           September 30,                       September 30,
                                                                           -------------                       -------------
                                                                      2009               2008              2009             2008
                                                              ------------------ ----------------- ----------------- ---------------
Revenue                                                       $          2,474   $         2,509   $         7,648   $       6,810
                                                              ------------------ ----------------- ----------------- ---------------
Costs and expenses
  Operations, research and development                                     862               984             2,735           2,816
  Sales and marketing                                                      364               273             1,061             692
  General and administrative                                               567               747             1,947           2,197
  Depreciation and amortization                                             87                74               277             227
                                                              ------------------ ----------------- ----------------- ---------------
                                                                         1,880             2,078             6,020           5,932
                                                              ------------------ ----------------- ----------------- ---------------
Operating income                                                           594               431             1,628             878

Other (income) expense
  Change in fair value of warrant liability                                101                --               158              --
  Other income, net                                                         (1)               (1)               (1)             (1)
  Interest expense, net                                                      6                --                19              11
                                                              ------------------ ----------------- ----------------- ---------------
Income  before provision for (benefit from) income tax                     488               432             1,452             868

Provision for (benefit from) income taxes                                   23                14                55          (2,853)
                                                              ------------------ ----------------- ----------------- ---------------
Net income                                                                 465               418             1,397           3,721

Preferred stock dividends                                                  (50)             (161)             (208)           (536)
                                                              ------------------ ----------------- ----------------- ---------------
Net income  attributable to common shareholders               $            415   $           257   $         1,189   $       3,185
                                                              ================== ================= ================= ===============
Basic  income  per share attributable
 to common shareholders                                       $           0.04   $          0.03   $          0.11   $        0.43
                                                              ================== ================= ================= ===============
Diluted income  per share attributable
 to common shareholders                                       $           0.04   $          0.03   $          0.11   $        0.31
                                                              ================== ================= ================= ===============
Basic weighted average common shares outstanding                        10,878             7,903            10,783           7,482
                                                              ================== ================= ================= ===============
Diluted weighted average common shares outstanding                      11,300             9,553            11,137          10,871
                                                              ================== ================= ================= ===============

See notes to condensed consolidated financial statements.

                               DIRECT INSITE CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                        (In thousands, except share data)

                                                                                         For the Nine Months Ended
                                                                                         -------------------------
                                                                                                September 30,
                                                                                                -------------
                                                                                            2009              2008
                                                                                     ----------------- -----------------
Cash flows from operating activities
 Net income                                                                          $         1,397   $         3,721

 Adjustments to reconcile net income
  to net cash provided by operations:
    Amortization and depreciation                                                                277               226
    Deferred taxes                                                                                --            (2,867)
    Stock based compensation expense                                                             430               481
    Change in fair value of warrant liability                                                    158                --

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          265               (92)
    Prepaid expenses and other assets                                                             57                50
    Accounts payable and accrued expenses                                                        (96)              (81)
    Deferred revenue                                                                             107                57
                                                                                     ----------------- -----------------
       Net cash provided by operations                                                         2,595             1,495
                                                                                     ----------------- -----------------
Cash flows used in investing activities:
    Expenditures for property and equipment                                                      (43)             (198)
                                                                                     ----------------- -----------------
Cash flows from financing activities:
    Redemption of preferred stock                                                               (974)               --
    Payment of dividends on preferred stock                                                     (282)           (2,922)
    Proceeds from issuance of shares on exercise of options and warrants                         100               618
    Principal payments on capital lease obligations                                               (5)              (34)
    Repayments of long-term debt                                                                (128)              (89)
                                                                                     ----------------- -----------------
       Net cash used in financing activities                                                  (1,289)           (2,427)
                                                                                     ----------------- -----------------
Net increase (decrease)  in cash and cash equivalents                                          1,263            (1,130)

Cash and cash equivalents - beginning of period                                                  980             2,184
                                                                                     ----------------- -----------------
Cash and cash equivalents - end of period                                            $         2,243   $         1,054
                                                                                     ================= =================
Supplemental Disclosures:

Cash paid for interest                                                               $            44   $            38
                                                                                     ================= =================
Cash paid for income taxes                                                           $            14   $            30
                                                                                     ================= =================
Non-cash investing and financing activities:
  Reduction in accrued liabilities through issuance of debt                          $            --   $            62
                                                                                     ================= =================
  Acquisition of equipment through issuance of debt                                  $            55   $           295
                                                                                     ================= =================
  Dividends accrued and unpaid                                                       $            50   $           536
                                                                                     ================= =================
  Reduction in accrued liabilities through issuance of common stock                  $           198   $            67
                                                                                     ================= =================
  Derivative liability on adoption of ASC Sub Topic 815 - 40,
 "Contracts in Entity's Own Stock"                                                   $           147   $            --
                                                                                     ================= =================

See notes to condensed consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   Interim Financial Information

     The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries ("Direct Insite" or the "Company"). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of September 30, 2009, and the condensed consolidated statements of income and cash flows for the three and nine months ended September 30, 2009 and 2008, have been prepared by the Company and are not audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. In addition, the December 31, 2008 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     Use of Estimates
     ----------------

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Disclosures that are particularly sensitive to estimation include revenue recognition, stock based compensation, fair value of the warrant liability,and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

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

     As described in Note 9, the Company has three customers that accounted for approximately 95.1% and 97.0% of the Company's revenue for the nine months ended September 30, 2009 and 2008, respectively. Loss of IBM or EDS would have a material adverse effect on the Company.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


3.   Change in Accounting Principle

     Effective January 1, 2009, the Company, adopted the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Sub Topic 815-40, "Contracts in Entity's Own Stock", determined that a warrant issued in conjunction with the guarantee of a credit facility contained a provision whereby the exercise price could be adjusted upon certain financing transactions at a lower price per share could no longer be viewed as indexed to the Company's common stock. As such, the Company changed the accounting for this warrant to a "derivative". As a result the Company recorded the warrant liability at the fair value of the warrant of $147,000 as of January 1, 2009 and reclassified its issuance date fair value from additional paid-in-capital. The cumulative effect of the change in accounting principle is as follows:

      ---------------------------------------------------------- ----------------------------- ----------------------
                                                                  Additional Paid In Capital    Accumulated Deficit
      ---------------------------------------------------------- ----------------------------- ----------------------
                                                                                    ($ in thousands)
      ---------------------------------------------------------- ----------------------------------------------------
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
                                                                 ========================      ===================
      ---------------------------------------------------------- ----------------------------- ----------------------

4.   Stock Based Compensation

     Stock Options
     -------------

     The Company accounts for share-based awards exchanged for employee services in accordance with accounting standards as set forth in ASC 718, "Compensation-Stock Compensation". As a result, for the three and nine month periods ended September 30, 2009 the Company recorded $0 and $9,000, respectively, in compensation expense for the fair value of options. For the three and nine month periods ended September 30, 2008 the Company recorded $14,000 and $78,000, respectively, in compensation expense for the fair value of options. At September 30, 2009, there was no unrecognized compensation costs related to stock options granted.

     Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At September 30, 2009, 3,396,329 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises. There were no options granted during the nine months ended September 30, 2009. During the nine months ended September 30, 2008 the Company issued 75,000 options with a weighted average grant date fair value of $69,000. The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option pricing model (see Note 8).

     A summary of option activity under the plans for the nine months ended September 30, 2009 is as follows:

   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
                                                                                 Weighted Average
                                                                                    Remaining         Aggregate Intrinsic
                                               Shares       Weighted Average        Contractual             Value
                                           (in thousands)    Exercise Price       Term (in years)       (in thousands)
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Balance,January 1, 2009                     1,277              $0.62
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Granted                                    --                 --
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Exercised                                (100)             $0.45
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Canceled                                   --                 --
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
       Forfeited                                 (47)             $1.66
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Balance, September 30, 2009                 1,130              $0.59                  2.0                  $555
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
   Exercisable, September 30, 2009             1,130              $0.59                  2.0                  $555
   ------------------------------------ ----------------- --------------------- -------------------- ----------------------
                                       7

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   Stock Based Compensation (continued)

     The total fair value of options vested during the nine months ended September 30, 2009 and 2008 was $35,000 and $63,000, respectively.

     Restricted Stock Grants
     -----------------------

     During the nine months ended September 30, 2009 the Company granted 44,544 shares to directors as part of their compensation. The stock grants had a fair value of $49,000 based on the closing price of the stock on the date of the grant. The stock grants vest over the two year period January 1, 2009 through December 31, 2010.

     A summary of the status of the Company's restricted non-vested shares issued pursuant to employment and service agreements as of September 30, 2009 and changes during the nine months ended September 30, 2009 is presented below:

------------------------------------------ ---------------------------------- ------------------------------------------------

              Non-vested Shares                    Shares (in thousands)             Weighted-average Grant Date Fair Value
------------------------------------------ ---------------------------------- ------------------------------------------------
Non-vested at January 1, 2009                             521                                        $2.21
------------------------------------------ ---------------------------------- ------------------------------------------------
Granted                                                    45                                        $1.09
------------------------------------------ ---------------------------------- ------------------------------------------------
Vested                                                   (228)                                       $2.10
------------------------------------------ ---------------------------------- ------------------------------------------------
Forfeited                                                  --                                           --
                                           -------------------------------------
------------------------------------------ ---------------------------------- ------------------------------------------------
Non-vested at September 30, 2009                          338                                        $2.14
                                           =====================================
------------------------------------------ ---------------------------------- ------------------------------------------------

     For the three months ended September 30, 2009 and 2008 stock compensation expense for stock grants was $140,000 and $134,000, respectively. For the nine months ended September 30, 2009 and 2008 stock compensation expense for stock grants was $421,000 and $403,000, respectively. At September 30, 2009, the future expected expense for non-vested shares is $631,000 and will be recognized on a straight-line basis over the period October 1, 2009 through December 31, 2010.

5.   Fair Value of Financial Instruments

     ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about the price that would be received to sell an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 applies to all assets and liabilities that are measured and reported on a fair value basis.

     ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

     Level 1-Observable inputs such as quoted prices in active markets;
     Level 2-Inputs, other than the quoted prices in active markets,  that are observable either directly or indirectly;
     Level 3-Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

       The following are the Company's major categories of liabilities measured at fair value on a recurring basis at September 30, 2009, categorized by the fair value hierarchy:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   Fair Value of Financial Instruments (continued)

          Fair Value  Measurements  at  September  30,  2009  Using  Significant
          ----------------------------------------------------------------------
          Unobservable Inputs:
          -------------------

          Description                                   (Level 3)
   ----------------------------------------------    -----------------
          Liabilities:
              Warrant liability                      $     305
                                                     =================

     The following is a reconciliation of the beginning and ending balances for the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and a summary of the derivative warrant liability during the nine months ended September 30, 2009:

       Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
       -------------------------------------------------------------------------
                                 Description                                 (Level 3)
   -----------------------------------------------------------------     -----------------
          Liabilities:
             Balance at January 1, 2009                                       $   --

             Cumulative effect of the change in accounting
          principle, January 1, 2009
                                                                                 147

             Change in fair value included in operations                         158
                                                                         -----------------
              Balance, September 30, 2009                                     $  305
                                                                         =================

     The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the condensed consolidated statement of operations.

6.   Warrant Liability

     The Company  accounts for certain  warrants as a derivative  liability (see
     Note 3.) using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings. The Company recognized a total non-cash expense of approximately $101,000 and $158,000 for the three and nine months ended September 30, 2009, respectively, for these derivative warrants. The fair value of the derivative warrants was determined using the Black -Scholes valuation model using the closing price stock price of $1.05, a volatility rate of 178%, a risk free interest rate of 0.4% and a contractual life of 0.78 years.

7.   Debt

     Notes payable
     -------------

     At September 30, 2009 and December 31, 2008, notes payable consist of $373,000 and $446,000, respectively, of borrowings for the purchase of equipment. These notes bear interest at rates ranging from 8.8% to 10.3% per year and mature through August 2012. The notes are collateralized by the equipment purchased with net book values of $283,000 and $396,000, at September 30, 2009 and December 31, 2008, respectively.

     Capitalized lease obligations
     -----------------------------

     The Company has equipment under a capital lease obligation expiring in 2011. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rate pertaining to this capital lease is 15.3%.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   Debt (continued)

     At September 30, 2009, the gross and net book value of the related assets is approximately $14,000 and $6,000, respectively. At December 31, 2008, the gross and net book value of the related assets was approximately $38,000 and $18,000, respectively.

8.   Shareholders' Equity

     The following table summarizes the changes in shareholders' equity for the nine months ended September 30, 2009:

                     --------------------------------------------------- -------------------
                                                                                   In
                                                                                thousands
                     --------------------------------------------------- -------------------
                            Balance, December 31, 2008                          $   4,420
                     --------------------------------------------------- -------------------
                            Cumulative  effect of change in  accounting
                            principle                                                (147)
                     --------------------------------------------------- -------------------
                            Balance - January 1, 2009                           $   4,273
                     --------------------------------------------------- -------------------
                               Dividends accrued                                     (208)
                     --------------------------------------------------- -------------------
                               Stock based compensation                               430
                     --------------------------------------------------- -------------------
                               Shares issued for settlement of
                               accrued liabilities                                    198
                     --------------------------------------------------- -------------------
                               Proceeds on exercise of warrants                       100
                     --------------------------------------------------- -------------------
                               Redemption of preferred stock                         (974)
                     --------------------------------------------------- -------------------
                               Reclassification of Series C
                               Redeemable Preferred Stock                          (2,000)
                     --------------------------------------------------- -------------------
                               Net income                                           1,397
                                                                                ----------
                     --------------------------------------------------- -------------------
                            Balance - September 30, 2009                           $3,216
                     --------------------------------------------------- -------------------

     Common Stock and Option Issuances
     ---------------------------------

     During the nine months ended September 30, 2009 the Company issued 270,000 restricted common shares with a fair value of $596,000 based on the closing share price on the date of the grant to certain officers under employment agreements. The Company also issued 319,050 restricted common shares valued at $198,000 to directors in settlement of directors fees accrued in 2006 and 2007. The Company also issued 95,648 shares on exercise of warrants and received proceeds of $100,000. Also during the nine months ended September 30, 2009 the Company issued 58,139 shares on the exercise of 100,000 options on a cashless basis.

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

     During the nine months ended September 30, 2008, the Company issued 75,000 options to an officer and a director to purchase common stock. The options have an exercise price of $1.50 (the trading price of the shares at the date of the grant) and a fair value at the grant date of $69,000. The valuation was determined using the Black-Scholes method. The key assumptions used were a volatility of 98.1%, dividend rate of 0%, a risk free rate of 1.9% and an expected life (using the simplified method) of 3.0 years.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   Shareholders' Equity (continued)

     Common Stock Purchase
     ---------------------

     In September 2009, the Board of Directors adopted a plan to purchase a certain number of shares from options holders on the exercise of options to encourage the option holders to exercise their options and to provide the option holder with a method to have cash for the tax on the exercise. The plan provides that the price to be paid for any shares purchased shall be the closing price of the common stock on the date of exercise. Further the Company will only provide up to $300,000 for all such purchases for all option exercises in the aggregate in any twelve month period. Subsequent to September 30, 2009, the Company purchased 59,963 shares for a total of $56,000.

     Earnings Per Share
     ------------------

     The Company displays earnings per share in accordance with ASC 260, "Earnings Per Share" ("ASC 260"). ASC 260 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.

     Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, warrants and other potential stock issuances are not included in the computation when their effect would be anti-dilutive. The following table presents the shares used in the computation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 (in thousands):

---------------------------------------------------- ------------------------------------- --------------------------------------
                                                              Three Months Ended                     Nine Months Ended
                                                                September 30,                          September 30,
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------
                                                              2009             2008               2009                2008
                                                              ----             ----               ----                ----
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------
       Weighted Average Common shares outstanding            10,878            7,903              10,783              7,482
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------
       Warrants to purchase common stock                         --              634                  --                842
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------
       Options to purchase common stock                         383              987                 322              1,216
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------
       Restricted stock grants                                   39               29                  32                 14
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------
       Series A Convertible preferred stock                      --               --                  --              1,317
                                                     ------------------ ------------------ ------------------- ------------------
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------
            Total diluted shares                             11,300             9,553             11,137             10,871
                                                     ================== ================== =================== ==================
---------------------------------------------------- ------------------ ------------------ ------------------- ------------------

     Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS consist of the following (in thousands):

--------------------------------------------------- -------------------------------------- -------------------------------------
                                                              Three Months Ended                      Nine Months Ended
                                                                 September 30,                          September 30,
--------------------------------------------------- ----------------- -------------------- ------------------ ------------------
                                                               2009              2008                 2009               2008
                                                               ----              ----                 ----               ----
--------------------------------------------------- ----------------- -------------------- ------------------ ------------------
       Options to purchase common stock                          75               123                   75                123
--------------------------------------------------- ----------------- -------------------- ------------------ ------------------
       Warrants to purchase common stock                        591               643                  591                643
--------------------------------------------------- ----------------- -------------------- ------------------ ------------------
       Restricted stock grants                                  308               577                  308                577
--------------------------------------------------- ----------------- -------------------- ------------------ ------------------
       Series A Convertible preferred stock                      --                --                   --                 --
                                                    ----------------- -------------------- ------------------ ------------------
--------------------------------------------------- ----------------- -------------------- ------------------ ------------------
             Total potential common shares                      974             1,343                  974              1,343
                                                    ================= ==================== ================== ==================
--------------------------------------------------- ----------------- -------------------- ------------------ ------------------

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

     Preferred Stock
     ---------------

     During the nine months ended September 30, 2009, the Company redeemed all of the outstanding Series B Redeemable Preferred Stock ("Series B") in the amount of $974,000 and recorded this amount as a reduction of Additional Paid- in Capital. The Company's Chairman and Chief Executive Officer, as a holder of the Series B, received $266,000 of the redemption amount.

8.   Shareholders' Equity (continued)

     Subsequent to September 30, 2009, the Company redeemed 50% (1,000 shares) of the outstanding Series C Redeemable Preferred Stock ("Series C") in the amount of $1,0000,000 and recorded this amount as a reduction of Additional Paid- in Capital. The Company's Chairman and Chief Executive Officer, certain directors and Metropolitan Venture Partners II, L.P., as holders of the Series C, received $285,000 of the redemption amount. The Series C can only be redeemed on the approval of the Board of Directors, and certain members of the Board are also holders of the Series C Preferred Stock and had resolved not to vote to redeem such stock. As such the Series C was recorded as equity. In September 2009 the Board rescinded this resolution and voted to redeem a portion of the Series C stock. At September 30, 2009, the Series C was reclassified from shareholders' equity to temporary equity based on the intent of the Company to redeem these shares in full.

9.   Products and Services

     The Company and its subsidiaries currently operate in one business segment and provide two separate products: SaaS services and custom engineering services. The following table displays revenue by product (in thousands):

                                        Three Months Ended                         Nine Months Ended
                                        ------------------                         -----------------
                                            September 30,                             September 30,
                                            -------------                             -------------
                                      2009                 2008                     2009           2008
                                   ---------             ---------                 -------      ---------
  SaaS fees                          $2,238                 $2,016                  $6,723         $5,668
  Custom engineering fees               236                    493                     925          1,142
                                   ---------             ---------                 -------      ---------
       Total Revenue                 $2,474                 $2,509                  $7,648         $6,810
                                   ========              =========                 =======      =========

     Major Customers
     ---------------

     For the three and nine month periods ended September 30, 2009, IBM accounted for 33.7% and 32.4% of revenue, respectively, compared to 41.1% and 45.0% for the three and nine month periods ended September 30, 2008, respectively. For the three and nine month periods ended September 30, 2009, HP accounted for 51.8% of revenue, respectively, compared to 45.1% and 46.3% for the three and nine month periods ended September 30, 2008, respectively. For the three and nine month periods ended September 30, 2009, Siemens accounted for 10.3% and 10.9% of revenue, respectively, compared to 9.2% and 5.7% for the three and nine month periods ended September 30, 2008, respectively. Accounts receivable from these customers amounted to $1,601,000 and $1,879,000 at September 30, 2009 and December 31, 2008, respectively.

10.  Income Taxes

     In its interim financial statements the Company follows the guidance in ASC 270, "Interim Reporting" ("ASC 240") and ASC 740, "Income Taxes" ("ASC270") whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim period's income or loss. As the Company has significant net operating loss carry-forwards, the approximate effective income tax rate applied to the nine months ended September 30, 2009 income was 3.8%. The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company currently has significant deferred tax assets consisting predominately of net operating loss carry-forwards. ASC 740, requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. During the nine months ended September 30, 2008, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years and,

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  Income Taxes (continued)

     therefore, reduced its valuation allowance during the nine months ended September 30, 2008 in accordance with APB 28. As a result the Company's effective tax rate for the three and nine months ended September 30, 2008 differs from the current statutory rates. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis. The Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

     At December 31, 2008, the Company had federal and state net operating loss carryforwards ("NOLs") remaining of approximately $72 million and $26 million, respectively, which may be available to reduce taxable income, if any. These NOLs expire through 2025.

11.  New Accounting Pronouncements

     In July 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
     - a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company has modified all earlier references to accounting standards to reflect the adoption of SFAS 168.

     In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). This standard has not yet been integrated into the ASC. SFAS 167 eliminates Interpretation 46(R)'s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)'s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. The Company does not expect the adoption of SFAS 167 to have any impact on its financial statements or results of operations.

     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" now incorporated in ASC 855, "Subsequent Events". This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for

                      DIRECT INSITE CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  New Accounting Pronouncements (continued)

     potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the Company's consolidated financial position and results of operations.

     In October 2009, the FASB issued new accounting guidance, under ASC Topic 605 "Revenue Recognition", which amends revenue recognition policies for arrangements with multiple deliverables. This guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence
     (VOE) or third-party evidence (TPE) is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company has not completed their assessment of this new guidance on their financial condition, results of operations or cash flows.


     In October 2009, the FASB issued new accounting guidance, under ASC Topic 985 "Software", which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of this new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company has not completed their assessment of this new guidance on their financial condition, results of operations or cash flows.

12.  Subsequent Events

     The Company has evaluated events that occurred subsequent to September 30, 2009 through November 16, 2009, the date on which the financial statements for the period ended September 30, 2009 were issued. Except as disclosed in
     Note 8 to these financial statements, management concluded that no other events required disclosure in these financial statements.

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

For the three and nine months ended September 30, 2009, IBM accounted for 33.7% and 32.4% of revenue, respectively, compared to 41.1% and 45.0% of revenue for the three and nine month periods ended September 30, 2008. The decrease in revenue from IBM is due to the decrease in services to IBM in Europe resulting from the discontinuance of one service IBM no longer required and a decrease in engineering services resulting from the completion of deploying the IOL service to all major geographies. For the three and nine months ended September 30, 2009, EDS an HP company ("EDS") accounted for 51.8% of revenue, compared to 45.1% and 46.3% of revenue for the three and nine month periods ended September 30, 2008. The increase in revenue from EDS results from an expansion of services. Siemens Shared Services LLC accounted for 10.3% and 10.9% of revenue for the three and nine month periods ended September 30, 2009, respectively, compared to 9.2% and 5.7% of revenue for the three and nine month periods ended September 30, 2008. The increase in revenue from Siemens resulted from deploying an additional service to Siemens in late 2008 and 2009.

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


Revenue Recognition
-------------------

We record revenue in accordance with ASC 605 "Revenue Recognition" ("ASC 605") and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, we enter into arrangements whereby the Company is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, the Company allocates the total revenue to be earned among the various elements based on their relative fair values. The Company recognizes revenue related to the delivered products or services only if:

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

Custom Engineering Services
---------------------------

We perform custom engineering services which are single contractual agreements involving modification or customization of the Company's proprietary SaaS software solution. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized at the lesser of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of ASC 605.

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

Allowance For Doubtful Accounts
-------------------------------

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. At September 30, 2009 and December 31, 2008, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets
-------------------------------

ASC 360 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with ASC 360 "Property, Plant and Equipment" for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the nine months ended September 30, 2009 and 2008, respectively.

Income Taxes
------------

We currently have significant deferred tax assets. ASC 740 "Income Taxes", requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, accounting standards provide that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis (see note 10 to the Condensed Consolidated Financial Statements).

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

Results of operations

For the three and nine month periods ended September 30, 2009 we had net income of $465,000 and $1,397,000, respectively, compared to net income of $418,000 and $3,721,000 for the three and nine month periods ended September 30, 2008, respectively. During the nine months ended September 30, 2008, we recorded a benefit from income taxes of $2,867,000 as a result of reducing the valuation allowance on our deferred tax assets for net operating loss carry-forwards we more likely than not expect to utilize in future years.

For the three months ended September 30, 2009 revenue decreased $35,000 (1.4%) to $2,474,000, compared to revenue of $2,509,000 for the three months ended September 30, 2008. The decrease was due to a decrease in engineering services revenue of $257,000 (52.1%), offset by an increase in recurring SaaS revenue of $222,000 (11.0%). The decrease in engineering services revenue was the result of a decrease in services to IBM, while the increase in recurring revenue resulted from increased recurring revenue from EDS and Siemens as a result of expanding the recurring services to these companies. For the nine months ended September 30, 2009, revenue increased $838,000 (12.3%) to $7,648,000, compared to revenue of $6,810,000 for the nine months ended September 30, 2008., This increase is primarily the result of an increase in our recurring SaaS IOL services revenue of $1,055,000 (18.6%) resulting from increases in services to EDS, Siemens and other customers. This increase was offset by a decrease in engineering services revenue of $217,000 (19.0%), as a result of substantially completing certain projects for EDS.

Costs of operations, research and development decreased $122,000 (12.4%) to $862,000 for the three months ended September 30, 2009 compared to the same period in 2008. For the nine months ended September 30, 2009 cost of operations, research and development decreased $81,000 (2.9%) to $2,735,000 compared to costs for the nine months ended September 30, 2008. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance. Also included are cost for purchased services, network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and SaaS production services. During the nine month period ended September 30, 2009 costs of goods sold increased $355,000 compared to costs for the same period in 2008 due to an increase in costs for purchased services for outsourcing certain services in support of a new IOL product offering to one customer. For the three months ended September 30, 2009 cost of goods sold decreased $9,000. Professional fees decreased $81,000 and $231,000 for the three and nine months ended September 30, 2009, respectively, compared to costs for such services in 2008. In 2008 the Company engaged contract development staff to support the implementation of a new service to one customer. Also during the three and nine months ended September 30, 2009, salaries and related costs decreased $60,000 and $207,000, respectively, compared to cost for the same periods in 2008 due to the reassignment of personnel to sales and marketing. For the three and nine month periods ended September 30, 2009, rents increased $31,000 and $46,000, respectively compared to costs for the same periods in 2008. The increase is principally due to an increase in costs for our collocations data centers. Other costs of operations, research and development decreased $3,000 and $44,000 for the three and nine months ended September 30, 2009, respectively, compared to other costs in the same periods in 2008.

Sales and marketing costs increased $91,000 (33.3%) to $364,000 and $369,000 (53.3%) to $1,061,000 for the three and nine month periods ended September 30, 2009, compared to costs of $273,000 and $692,000 for the three and nine month periods ended September 30, 2008, respectively. The increase is due to an increase in personnel costs of $59,000 and $305,000 for the three and nine months ended September 30, 2009 compared to costs for the same periods in 2008. The increase in personnel costs is primarily due to the addition of personnel

                      DIRECT INSITE CORP. AND SUBSIDIARIES

and the reassignment of personnel from other departments in support of new and continuing clients. All other sales and marketing costs increased $32,000 and $64,000 for the three and nine months ended June 30, 2009 compared to other costs for the same periods in 2008.

General and administrative costs decreased $180,000 (24.1%) to $567,000 for the three months ended September 30, 2009, compared to costs of $747,000 for the same period in 2008. For the nine months ended September 30, 2009 these costs decreased $250,000 (11.4%) to $1,947,000 compared to costs for the nine months ended September 30, 2008. The decrease for the three months ended September 30, 2009 is principally due to a decrease in professional fees of $66,000, legal fees of $25,000 and audit fees of $28,000. In 2008 the Company had engaged an investment advisor which did not continue in 2009. All other costs decreased $61,000 net compared to the same period in 2008. For the nine months ended September 30, 2009 salaries and related costs decreased $75,000 primarily as a result of a decrease in stock compensation costs, and professional fees decreased $156,000 again the result of not engaging an investment advisor in 2009. All other general and administrative costs decreased $19,000 net compared to the same period in 2008.

Amortization and depreciation expense was $87,000 and $277,000 for the three and nine months ended September 30, 2009, respectively, an increase of $13,000 (17.6%) and $50,000 (22.0%) over costs for the same periods in 2008. The increase is due to the purchase of equipment for our second collocation data center facility in late 2008 and the purchase of new accounting software in 2008.

Other expense for the three and nine months ended September 30, 2009 consists of the change in the fair value of the warrant liability of $101,000 and $158,000, respectively.

Interest expense, net, was $6,000 and $19,000 for the three and nine months ended September 30, 2009, respectively, compared to interest, net, of $0 and interest expense, net, of $11,000 for the same periods in 2008. The increase is principally due to an increase in borrowings to finance capital equipment acquisitions.

Financial Condition and Liquidity

Cash provided by operating activities for the nine months ended September 30, 2009 was $2,595,000 compared to cash provided by operating activities of $1,495,000 for the nine months ended September 30, 2008. This consisted of net income of $1,397,000, increased by non-cash income and expenses of $865,000, including depreciation and amortization of property and equipment of $277,000, stock-based compensation expense of $430,000 and the change in the fair value of the warrant liability of $158,000. In addition accounts receivable decreased by $265,000 and prepaid expenses decreased $57,000. Accounts payable and accrued expenses decreased $96,000, while deferred revenue increased $107,000.

Cash used in investing activities was $43,000 for the nine months ended September 30, 2009, compared to $198,000 for same period in 2008. This was principally expenditures for equipment.

Cash used in financing activities totaled $1,289,000 for the nine months ended September 30, 2009, compared to cash used in financing activities of $2,427,000 for the nine months ended September 30, 2008. In July 2009 we redeemed all of the Series B Redeemable Preferred stock for $974,000. We paid $282,000 in dividends on preferred stock and repaid $133,000 of long-term debt and capital lease obligations in the first nine months of 2009 and we received proceeds from the exercise of warrants of $100,000. Subsequent to September 30, 2009 we redeemed $1,000,000 of the Series C Redeemable Preferred stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

                      DIRECT INSITE CORP. AND SUBSIDIARIES


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

     Based on our evaluation which took place as of September 30, 2009 (the "Evaluation Date"), we believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. More specifically, the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this material weakness since January 2004 at which time the staff of the accounting department was reduced. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports. The Company recently employed a qualified accountant and the Company expects that it will reassign certain responsibilities and tasks previously performed by the Chief Financial Officer and that this will improve internal disclosure controls and internal controls over financial reporting

     Changes in Internal Control Over Financial Reporting

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION




Item 6. Exhibits


     31 Certifications pursuant to Rules 13a-14(a)/15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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




DIRECT INSITE CORP.


/s/  James A. Cannavino
-------------------------------------------
James A. Cannavino, Chief Executive Officer           November 16, 2009



/s/ Michael J. Beecher
-------------------------------------------
Michael J. Beecher,  Chief Financial Officer          November 16, 2009