Form 10-K
period 2009-12-31
DIRECT INSITE CORP
filed 2010-03-26
CIK 879703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL  REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                       For the transition period from to

                           Commission File No. 0-20660
                               DIRECT INSITE CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                                      11-2895590
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Suite 510, 13450 West Sunrise Boulevard, Sunrise, FL       33323
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

        Large accelerated filer [ ]        Accelerated filer [  ]

        Non-accelerated filer [ ]          Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ } No [ X ]

The aggregate market value of the Common Stock held by non-affiliates was approximately $5,69,420 based on the closing sales price of the Common Stock as quoted on the OTC-BB June 30, 2009.

As of March 16, 2010, there were 11,232,911 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                      Direct Insite Corp. and Subsidiaries
                 Form 10-K for the Year Ended December 31, 2009

                                            Table of Contents
PART I
                                                                                             PAGE
                                                                                             ----
         ITEM 1     Business                                                                   1

         ITEM 1A    Risk Factors                                                               7

         ITEM 2     Properties                                                                10

         ITEM 3     Legal Proceedings                                                         10

         ITEM 4     [Removed and reserved]                                                    10

PART II

         ITEM 5     Market for Registrants Common Equity, Related Stockholder Matters
                    and Issuer Purchases of Equity Securities                                 11

         ITEM 6     Selected Financial Data                                               NOT REQUIRED

         ITEM 7     Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                     12

         ITEM 8     Financial Statements and supplementary data                               18

         ITEM 9.    Changes in and Disagreements with Accountants on Accounting               18
                    and Financial Disclosure

         ITEM 9A.   Controls and Procedures                                                   19

         ITEM 9B.   Other Information                                                         20

PART III

         ITEM 10.   Directors, Executive Officers,  and Corporate Governance                  21

         ITEM 11.   Executive Compensation                                                    23

         ITEM 12.   Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters                                29

         ITEM 13.   Certain Relationships and Related Transactions, and
                    Director Independence                                                     30

         ITEM 14.   Principal Accountant Fees and Services                                    30

PART IV

         ITEM 15.   Exhibits and financial statement schedules                                31

SIGNATURES                                                                                    34
CERTIFICATIONS                                                                             Exhibits

                                     PART I


Item 1.  BUSINESS
-----------------

FORWARD-LOOKING STATEMENTS

     All statements  other than  statements of historical  fact included in this
Form 10-K including, without limitation, statements under, "Management's Discussion and Analysis or Plan of Operation" regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as such words or expressions relate to us or our management, identify forward-looking statements. Such forward - looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, current economic conditions, the risk of errors or failures in our software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.


OVERVIEW

     Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as "Direct Insite", "our", "we", or the "Company"), was organized as a public company, under the laws of the State of Delaware on August 27, 1987. In August, 2000, we changed our name to Direct Insite Corp.

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

     Direct Insite is currently delivering invoicing services across the Americas, Europe, and Asia, including more than 80 countries, 30 currencies and 15 languages. Direct Insite processes more than 25 million invoices annually with an invoice value of $125 billion. Direct Insite processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents. Suppliers, customers, and internal departments, such as Finance and Accounting or Customer Service can easily access these critical business documents whenever they need them through Direct Insite's self-service portal.

     Our largest customer, HP Enterprise Services ("HP") (formerly EDS), accounted for approximately 51% and 47% of revenue for the years ended December 31, 2009 and 2008, respectively. Electronic Data Systems Corporation was acquired by Hewlett-Packard Company in 2008. IBM accounted for approximately 33% and 42% of our revenue for the years ended December 31, 2009 and 2008, respectively. Siemens Shared Services LLC accounted for 11% of revenue for the year ended December 31, 2009. The decrease in revenue from IBM is due to the decrease in service to IBM in Europe and a decrease in engineering services resulting from the completion of deploying the IOL service to all major geographic areas.

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

Vendor Boarding and Supplier Services

     A key component of deploying Procure to Pay services is to assure that suppliers register with such services and are properly "boarded" into the Procure to Pay environment. Direct Insite provides a complete set of suppliers' services such as webinars, training materials, and HELP services embedded within the service offering. Additionally, Direct Insite provides vendor boarding campaigns which include statistical analysis of vendor invoice submission, calling and email programs that effectively communicate the buyer's strategic direction to the suppliers requiring their participation.

Invoice Approval & Payment

     Once invoices have been validated they can be routed to the Accounts Payable financial system for disbursement or paid within the Direct Insite self-service portal. The service fully integrates with all of the major ERP systems ensuring seamless system interoperability.

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

Invoice Payment

     Direct Insite supports electronic payment of invoices using a number of financial instruments including major credit card and Automated Clearing House
(ACH) transactions. In order to support credit card payment it is required that the service provider is Payment Card Industry Data Security Standard (PCI DSS) complaint. PCI DSS is a set of very strict requirements designed to ensure that ALL companies that process, store or transmit credit card information maintain a secure environment. Direct Insite is PCI DSS compliant.

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

     We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of March 16, 2010, our research and development group consists of 19 employees. Further, when needed, we retain the services of independent professional consultants. We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position. For the years ended December 31, 2009 and 2008, research and development expenses were approximately $1,909,000, and $2,593,000, respectively. We believe that continued investments in research and development are required in order to remain competitive.

COMPETITION

     We believe our primary competitors are:

Kofax/170 Systems is a privately held Bedford, Massachusetts provider of software solutions that manage and optimize financial processes - from Accounts Payable to General Ledger. Since 1990, 170 Systems has offered their Financial Suite that includes imaging, workflow, self service, and e-Invoicing functionality.

OB10 is a privately held founded in 2000 with offices in Atlanta, GA, London, United Kingdom and Kuala Lumpur, Malaysia. OB10 provides an electronic invoice network service.

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

EMPLOYEES

     We had 39 employees, all in the United States, at March 16, 2010, including 24 in technical support, (including research and development), 10 in marketing, sales and support services, and 5 in corporate finance and administration. Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel. We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.

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

AVAILABLE INFORMATION

     We have a site on the worldwide web at www.directiniste.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, copies of our filings with the SEC are available at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at

1-800-SEC-0330. The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

     We have 11,232,231 shares of common stock outstanding as of March 16, 2010, of which approximately 5,269,000 shares are freely tradable. We also have 1,120,000 shares issuable upon exercise of options and warrants. If all of our outstanding options and warrants were exercised, we would have 12,352,231 shares outstanding. The issuance of such a large number of shares could have a significant adverse effect on the market for, as well as the price of, our common stock. A decline in the market price also may make the terms of future financings using our common stock or using convertible debt more burdensome.

Our planned growth may cause a strain on our management and other resources.

     We are pursuing a business strategy that has involved and is expected to continue to involve significant growth over at least the next twelve months. We cannot guarantee that we will be able to achieve our planned growth. Accomplishing our objectives will depend upon a number of factors, including our ability to develop products internally with emphasis on the exploitation of our Invoices On-Line products. We may also incur development, acquisition or expansion costs that represent a higher percentage of total revenues than larger or more established companies, which may adversely affect our results of operations.

We may not be able to compete favorably in the competitive information solutions industry.

     The market for our information solutions is intensely competitive. We face competition from a broad range of competitors, many of whom have greater financial, technical and marketing resources than us. We may not be able to compete effectively with such entities. We believe that continued investments in research and development are required in order to remain competitive.

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

     Based on our evaluation, we believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. More specifically, the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this material weakness since January 2004 at which time the staff of the accounting department was reduced. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff. The Company anticipates hiring additional qualified accounting staff in 2010.

     If we fail to maintain proper and effective internal controls or are unable to remediate the material weakness in our internal controls, our ability to produce accurate and timely financial statements could be impaired and investors' perception that our internal controls are not adequate could have an adverse affect on our stock price.

Three customers account for a significant percentage of our revenue.

     We have three customers that accounted for approximately 95% and 98% of our revenue for the years ended December 31, 2009 and 2008, respectively. The loss of any of these customers would have a material adverse effect on our business, financial condition and results of operations.

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

     Our common stock is currently quoted and traded on the OTC Bulletin Board ("OTCBB"), a NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the NASDAQ Stock Market or national exchange. Quotation of our securities on the OTCBB may limit the liquidity and price of our securities more than if our securities were quoted or listed on the NASDAQ Stock Market or a national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. Institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. These factors may have an adverse impact on the trading and price of our securities.

     Trading in our common stock has been limited, so investors may not be able to sell as many of their shares as they want at prevailing prices.

     The average daily volume of trading in our common stock for the three month period ended March 2, 2010 was 3,168 shares. If limited trading in our common stock continues, it may be difficult for investors who purchase shares of common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

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

     Section 404 of the Sarbanes-Oxley Act of 2002 currently requires that we evaluate and report on our system of internal controls for the year ended December 31, 2009 and requires that we have such system of internal controls audited beginning with the year ended December 31, 2010. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. The development and/or enhancement of the internal controls to achieve compliance with the Sarbanes-Oxley Act may increase our costs. We currently report a material weakness based on the lack of segregation of financial responsibilities. Weaknesses in our internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 2.  DESCRIPTION OF PROPERTIES
----------------------------------

         We currently maintain leased facilities in the locations listed below:

           Description                Location            Square Footage           Lease term           Annual Rental Cost
    -------------------------- ------------------------ -------------------- ------------------------ ------------------------
    Corporate office           Sunrise, FL                     3,284             9/14/09 - 12/31/12           $  98,520
    Satellite office           Bohemia , NY                    3,000              7/1/09 -  6/30/10             $69,408
    Co-location facility       Hauppauge, NY                   Note 1            12/1/08 - 11/30/11            $215,280
    Co-location facility       Santa Clara, CA                 Note 1             9/1/08 -  8/31/11             $49,440

Note 1. The co-location facilities in Hauppauge, New York and Santa Clara, California provide rack space for our computer equipment and the rental is not based on square footage used.

Item 3.  LEGAL PROCEEDINGS
--------------------------

     We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4.  [Removed and reserved]
-------------------------------

                                     PART II

Item 5.  MARKET  FOR  COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS  AND ISSUER
--------------------------------------------------------------------------------
PURCHASES OF QUITY SECURITIES
-----------------------------

(a) Market Information

     Our common stock is traded on the Over-The-Counter Bulletin Board. The following table sets forth the high and low sales prices for our common stock by the quarters indicated:

                                                    High        Low
                                                    ----        ---
2008
     First Quarter                                  2.00        1.30
     Second Quarter                                 1.80        1.30
     Third Quarter                                  1.50        1.05
     Fourth Quarter                                 1.40        0.30

2009
     First Quarter                                  1.20        0.20
     Second Quarter                                 1.00        0.21
     Third Quarter                                  1.25        0.25
     Fourth Quarter                                 1.20        0.40

2010
     First Quarter to March 19, 2010                1.05        0.21

(b) As of March 15, 2010, there were 2,580 shareholders of record. We estimate that there are approximately 6,500 shareholders, including shareholders whose shares are held in the name of their brokers or stock depositories.

(c) There were no cash dividends or other cash distributions made by us during the year ended December 31, 2008 to common shareholders. In 2009 the Company paid dividends of $340,783 to holders of the Series B, C, and D Preferred Stock. In 2008 the Company paid dividends of $3,827,978 to the holders of the Series A, B, C and D Preferred Stock. Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

The following table sets forth certain information as of December 31, 2009, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans.

---------------------------------- ------------------------------- -------------------------------- -------------------------------
                                                                                                        Number of securities
                                                                                                       remaining available for
                                                                                                     future issuance under equity
                                     Number of securities to be                                     compensation plans (excluding
                                      issued upon exercise of        Weighted-average exercise         securities reflected in
                                        outstanding options         price of outstanding options              column (a)
          Plan category                         (a)                             (b)                              (c)
---------------------------------- ------------------------------- -------------------------------- -------------------------------
Equity compensation plans
approved by security holders                  770,000                          $0.68                          1,625,696
---------------------------------- ------------------------------- -------------------------------- -------------------------------
Equity compensation plans not
approved by security holders                     --                             --                              775,534
---------------------------------- ------------------------------- -------------------------------- -------------------------------
Total                                         770,000                          $0.68                          2,401,230
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

Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview

     Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as "Direct Insite", "our", "we", or the "Company"), was organized under the name Unique Ventures, Inc. as a public company, under the laws of the State of Delaware on August 27, 1987. In August, 2000, we changed our name to Direct Insite Corp.

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

     HP Enterprise Services ("HP") (formerly EDS) accounted for 51% and 47% of revenue for the years ended December 31, 2009 and 2008, respectively. We have four principal contracts with HP providing einvoice services. These contracts have terms ranging from one to five years. The contracts may be terminated on ninety days advance written notice. EDS was acquired by Hewlett-Packard Company ("HP") in 2008 and renamed HP Enterprise Services.

     Currently, IBM, representing approximately 33% and 42% of revenue for the years ended December 31, 2009 and 2008, respectively, utilizes our suite of services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year. The decrease in revenue from IBM is due to the decrease in service to IBM in Europe and a decrease in engineering services resulting from the completion of deploying the IOL service to all major geographies. We have two principal contracts with IBM to provide electronic invoice ("einvoice") services for substantially all IBM's operating units. These contracts are for one year periods and are renewable annually. The contracts may be terminated on ninety days advance written notice.

     Siemens Shared Services LLC accounted for 11% of revenue for the year ended December 31, 2009.

     We will continue to focus our sales and marketing efforts to increase revenue and expand our customer base in 2010 and beyond

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

     Revenue Recognition
     -------------------

     We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 605 "Revenue Recognition" ("ASC 605") and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, we enter into arrangements whereby the Company is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, we allocate the total revenue to be earned among the various elements based on their relative fair values. We recognize revenue related to the delivered products or services only if:

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

     Allowance For Doubtful Accounts
     -------------------------------

     The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. At December 31, 2009 and 2008, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

     Impairment of Long-Lived Assets
     -------------------------------

     ASC 360 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. We account for long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software
costs,  to  determine  if  they  have  been  permanently   impaired  by  adverse
conditions. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2009 and 2008, respectively.

     Income Taxes
     ------------

     We account for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We currently have significant deferred tax assets. ASC 740, "Income Taxes" requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. During the year ended December 31, 2008, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years and, therefore, reduced its valuation allowance during the year ended December 31, 2008. As a result the Company's effective tax rate for the years ended December 31, 2009 and 2008 differs from the current statutory rates. In addition, we expect to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis. We have elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Financial Condition and Liquidity
---------------------------------

     For the year ended December 31, 2009 we had operating income of $1,821,000, compared to operating income of $1,375,000 for the year ended December 31, 2008, an increase of $446,000 or 32.4%. For the year ended December 31, 2009, we had net income of $1,659,000 compared to net income of $4,181,000 for the year ended December 31, 2008, a decrease of $2,522,000. The decrease is principally due to the benefit from income taxes of $2,867,000 that we recognized in 2008. Cash provided from operating activities for the year ended December 31, 2009 increased $1,370,000 compared to cash provided from operations for the year ended December 31, 2008. This increase is due primarily to the increase in sales, a decrease in certain costs and a decrease in accounts receivable.

     Cash provided from operating activities for the year ended December 31, 2009 was $3,293,000, consisting of net income of $1,659,000, increased by non-cash items of $1,010,000, including depreciation and amortization of $361,000, stock based compensation expense of $575,000 and the change in fair value of the warrant liability of $74,000. Cash from operations was further increased by a decrease in accounts receivable of $655,000 and prepaid expenses and other assets of $130,000 offset by a decrease in accounts payable and accrued expenses of $161,000.

     Cash used in investing activities was $53,000 for the year ended December 31, 2009, compared to $233,000 for the previous year. This was principally expenditures for equipment.

     Cash used in financing activities totaled $2,462,000 for the year ended December 31, 2009, compared to cash used in financing activities of $2,894,000 in 2008. We redeemed preferred stock of $1,974,000 and paid dividends on the preferred stock of $341,000. We received proceeds from exercise of warrants of $100,000. In addition, we made repayments on capital leases and capital notes of $188,000. We also repurchased common stock of $59,000.

     As a result of these operating, investing and financing activities, cash increased by $778,000 to $1,758,000 at December 31, 2009.

Results of Operations
---------------------

     For the year ended December 31, 2009 revenue increased $400,000 or 4.2% to $10,009,000 compared to revenue of $9,609,000 in 2008. The increase is primarily due to an increase in recurring IOL services revenue of $1,011,000 offset by a decrease in engineering services revenue of $611,000. The increase in recurring revenue resulted from an increase in services to HP and Siemens, while the decrease in engineering services revenue is primarily due to a decrease in revenue from HP and Siemens resulting from the completion of projects in 2008 and a decrease in engineering services to IBM resulting from the substantial completion of deploying the IOL service to all major geographies .

     Costs of operations, research and development decreased by $372,000 (9.4%) to $3,566,000 for the year ended December 31, 2009 compared to the costs of $3,938,000 in 2008. These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services,  and  quality  control  and  assurance.  Also  included  are  cost for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services. The decrease in costs is principally due to a decrease in salaries and related costs of $262,000 and stock compensation costs of $74,000 resulting from the reassignment of staff to sales and marketing. Costs for contract development staff decreased $279,000 as we used fewer contract staff in 2009 as our engineering services work decrease compared to 2008. Costs for software and supplies also decreased by $61,000 in 2009, resulting from fewer software purchases. Cost for purchased services increased $262,000 in 2009 compared to 2008 due to an increase in outsourced services for document scanning services to support the Siemens account. Rents increased $48,000 primarily due an increase in rents for our co-location data centers where we expanded our space requirements. All other operating expenses combined decreased approximately $6,000 net.

     Sales and marketing costs were $1,412,000 for the year ended December 31, 2009, a increase of $428,000 or 43.5% compared to costs of $984,000 in 2008. Salaries and related costs, including stock compensation costs, increased $365,000 due to reassignment of staff from operations. Consulting and professional fees increased $63,000 and trade show expense increased $29,000. We engaged a consultant to support customers and we attended more trade shows in 2009. Travel and entertainment costs decreased $29,000.

     General and administrative costs decreased $138,000 or 4.6% to $2,849,000 for the year ended December 31, 2009 compared to costs of $2,987,000 in 2008. Salaries and related costs decreased $42,000 principally due to a decrease in stock based compensation for stock grants. Professional fees decreased $93,000 in 2009 compared to 2008. In 2008 we had engaged an investment banking advisor and we engaged an employment recruiting service. Accounting and auditing fees decreased $70,000 in 2009 compared to 2008. Legal costs increased $41,000 as we incurred costs to settle an employment claim. All other general and administrative costs had a net increase of $26,000.

     Depreciation and amortization expense increased by $36,000 (11.1%) to $361,000 for the year ended December 31, 2009 compared to costs of $325,000 in 2008, primarily due to additional equipment acquired for a second collocation data center.

     Interest expense, net decreased by $13,000 (34.2%) to $25,000 for the year ended December 31, 2009 compared to costs of $38,000 in 2008, primarily due to the decrease in outstanding loan balances resulting from payment of principle.

     Other expense, net for the year ended December 31, 2009 was $1,000 compared to other income, net of $1,000 in 2008.

     During the year ended December 31, we recorded a non-cash expense of $74,000 for the change in the value of a warrant liability.

     During the year ended December 31, 2008, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years and, therefore, reduced its valuation allowance during the year ended December 31, 2008.

Net Operating Loss Carry Forwards
---------------------------------

     At December 31, 2009, the Company has federal and state net operating loss carry-forwards ("NOLs") remaining of approximately $62 million and $17 million, respectively, which may be available to reduce federal taxable income, if any. These NOLs expire through 2026. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. During 2009, we performed an evaluation as to whether a change in control had taken place. We believe that there has been no change in control as such applies to
Section 382. If it is determined that a change in control has taken place, utilization of its NOLs will be subject to severe limitations in future periods, which would have the effect of eliminating substantially all of the future income tax benefits of the NOLs.

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

New Accounting Pronouncements
-----------------------------

     In April 2009, the FASB issued new accounting guidance, under ASU 2010-06, "Fair Value Measurements and Disclosures" (Topic 820) on fair value measurements and disclosures, which established the requirements for estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Under this guidance, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial position or results of operations.


     In May 2009, the FASB issued new accounting guidance, under ASU 2010-09, "Subsequent Events" (Topic 855), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial position or results of operations.

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

     In July 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" which was codified under the FASB Accounting Standards Codification ("ASC") Topic 105, Generally Accepted Accounting Standards. This standard establishes the ASC as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Standard, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This ASC, which changes the referencing of financial standards, was effective for interim or annual financial periods ending after September 15, 2009. The Company adopted such guidance in September 2009 and has modified all earlier references to accounting standards to reflect such adoption.

     In October 2009, the FASB issued new accounting guidance, under ASU No. 2009-13"Revenue Recognition" (Topic 605), which amends revenue recognition policies for arrangements with multiple deliverables. This guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company has not completed their assessment of the impact this new guidance may have on its financial condition, results of operations or cash flows. In October 2009, the FASB issued new accounting guidance, under ASU No. 2009-14 "Software" (Topic
985), which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of this new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company has not completed their assessment of this new guidance on their financial condition, results of operations or cash flows.

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

     Based on our evaluation which took place as of December 31, 2009 (the "Evaluation Date"), we believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting. More specifically, the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control. The Company has been aware of this material weakness since January 2004 at which time the staff of the accounting department was reduced. As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff. The Company intends to add qualified financial staff in 2010 that the Company anticipates will alleviate the internal control weakness.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

     The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, and
(2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization. In 2007 the Company adopted and implemented the control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act"). The Company engaged an outside consulting firm to assist Management with the adoption of Section 404. The Company incurred costs of approximately $48,000 and $11,000 for this consultant in 2009 and 2008, respectively.

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

         It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. However, due to its Ilimited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the CFO.

     Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable condition and a material weakness on the Evaluation Date, under standards established by the American Institute of Certified Public Accountants.

As previously stated, the reportable condition and material weakness relates to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer, of transactions and accounting entries. Given this reportable condition and material weakness, the Chief Financial Officer devoted additional time to closing, preparing and reviewing the report for the year ended December 31, 2009.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 as noted below.

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2009.

Financial Reporting

     Management identified the following significant deficiencies that when aggregated give rise to a material weakness. These deficiencies include a) lack of review or evidence of review in the financial reporting process due to limited segregation of duties and b) the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control.

ITEM 9B.  OTHER INFORMATION  - None
---------------------------

                                    PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE
-----------------------------------------------------------------

     As of March 24, 2010, the names, ages and positions of the directors and executive officers of the Company are as follows (Note 1):

      Name                       Age                Position                             Director Since
      -----                      ---                --------                             --------------
James A Cannavino                65            Chairman of the Board of Directors
                                               and Chief Executive Officer                    2000
Bernard Puckett (1)              65            Member of the Board of Directors               2004
Dennis Murray (1)                63            Member of the Board of Directors               2000
Michael Levin                    37            Member of the Board of Directors               2005
Charles S. Mechem Jr.            79            Member of the Board of Directors               2009
Matthew E. Oakes                 47            President and Chief Operating Officer
Arnold Leap                      42            Executive Vice-President Sales and Marketing
                                               and Chief Technology Officer
Michael J. Beecher               65            Chief Financial Officer and Secretary

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

     Bernard Puckett served as Chairman of the Board of Openwave Systems, Inc., a leading provider of open IP-based communication infrastructure software and applications, from 2002 until 2007. Mr. Puckett also is a member of the Board of Directors of Skilled Healthcare Corp., a public company. Mr. Puckett was formerly the President and Chief Executive Officer of Mobile Telecommunications Technology Corp. ("Mtel"). Prior to joining Mtel, Mr. Puckett spent 26 years with IBM where he was Senior Vice President - Corporate Strategy and Development. He also held positions in marketing, finance, product development, manufacturing and new business development during his tenure at IBM. He also serves on the board of directors of IMS Health (NYSE:RX). Mr. Puckett was appointed to our Board of Directors in February 2004 and will serve in such capacity until his successor is elected.

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

     Charles S. Mechem, Jr., was formerly the Chairman and Chief Executive Officer of Taft Broadcasting and Great American Broadcasting Company from 1967 until his retirement in 1990. Previously he was a partner in the law firm of Taft, Stettinius & Hollister, Cincinnati, Ohio from 1955 to 1967. He is also a business advisor to professional athletes and is Chairman Emeritus of the Ladies Professional Golf Association ("LPGA"). Mr. Mechem holds a Bachelor of Arts degree from Miami University (Ohio) and a Juris Doctorate degree from Yale University School of Law. He also holds honorary degrees from Miami University and Ohio University. He has been active on many boards of directors including philanthropic organizations and was formerly the Chairman of the Board of Cincinnati Bell and Convergys Corporation.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission
(the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and the NASD. To our knowledge, based solely upon our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to the fiscal year ended December 31, 2009.

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

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

     The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. During the years ended December 31, 2009 and 2008, the Audit Committee consisted of Dr. Dennis J. Murray (Chairman), and Bernard Puckett. The members of the audit committee have substantial experience in assessing the performance of companies, gained as members of the Company's board of directors and audit committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. However, none of them keep current on all aspects of generally accepted accounting principles. Accordingly, the board of directors does not consider any of them to be a financial expert as that term is defined in applicable regulations. Nevertheless, the board of directors believes that they competently perform the functions required of them as members of the audit committee and, given their backgrounds, it would not be in the best interest of the Company to replace any of them with another person to qualify a member of the Audit Committee as a financial expert.

     The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

Compensation Committee
----------------------

     Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. During the years ended December 31, 2009 and 2008, the Compensation Committee consisted of Bernard Puckett (Chairman), and Dr. Dennis J. Murray. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates, and is an independent director under applicable SEC rules.

Item 11.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth the annual and long-term compensation with respect to the Principal Executive Officer ("PEO") and each of the other executive officers of the Company who received more than $100,000 for services rendered for the year ended December 31, 2009 and 2008.

                           Summary Compensation Table
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
                                                                                               Nonqualified
                                                                                  Non-Equity     Deferred
   Name and Principal                                                             Incentive    Compensation   All Other
        Position                                          Stock       Option        Plan        Earnings    Compensation     Total
                           Year  Salary($)    Bonus($)   Awards($)   Awards($)  Compensation($)    ($)         ($)(1)         ($)
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
James A. Cannavino         2009  $240,000     $35,000    $270,000       --            --            --       $159,982      $704,982
 Chief Executive           2008  $240,000     $30,000    $270,000     $46,200         --            --       $153,758      $739,958
 Officer (PEO)
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Matthew Oakes              2009  $186,000     $30,000     $135,000      --            --            --       $10,829       $361,829
 President and Chief       2008  $186,000     $25,000     $ 56,250    $ 4,630         --            --       $ 9,600       $281,480
 Operating Officer (3)
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Arnold Leap                2009  $198,000          --     $135,000      --            --            --       $11,526       $344,526
 EVP - Sales and           2008  $198,000     $21,500     $ 56,250    $ 4,630         --            --       $11,460       $291,840
 Marketing and Chief
 Technology Officer
-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Michael Beecher            2009  $175,000     $12,000     $59,442       --            --            --       $13,643       $260,085
 Chief Financial Officer   2008  $175,000     $15,500     $55,500     $ 4,630         --            --       $13,600       $264,230

-------------------------- ----- ------------ --------- ------------ ----------- ------------- ------------- ------------- ---------
Footnotes
---------

(1)  All Other Compensation includes the following for each of the executives:

     In 2009, Mr. Cannavino received a housing/office allowance of $120,000, leased cars including insurance valued at $12,772, and directors fees of $27,167, and in 2008, a housing/office allowance of $120,000, leased cars including insurance of $12,600, and directors fees of $21,098.

     In 2009, Mr. Oakes received a car allowance including insurance valued at $9,600 and in 2008 a car allowance of $9,600.

     In 2009, Mr. Leap received a car allowance including insurance of $9,600 and life insurance costs of $1,926 and in 2008, a car allowance including insurance of $9,600 and life insurance costs of $1,860.

     In 2009, Mr. Beecher received a car allowance including insurance of $8,400, and a living allowance of $5,200 and in 2008, a car allowance including insurance of $8,400 and a living allowance of $5,200.

(2)  The  assumptions  used in determining  the value of stock and option awards
     are  included  in  Note  8  to  the  accompanying   consolidated  financial
     statements.

(3) Mr. Oakes was appointed President and Chief Operating Officer on March 18, 2009.

Outstanding Equity Awards at Fiscal Year End
--------------------------------------------

     The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for the named executives as of December 31, 2009:

----------------- --------------------------------------------------------------------- --------------------------------------------
                                             Option Awards                                               Stock Awards
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- ---------- ---------
                                                                                                                Equity
                                                                                                               Incentive
                                                                                                                Plan        Equity
                                                                                                                Awards:    Incentive
                                                                                                                Number       Plan
                                                                                                                of          Awards:
                                                                                                     Market     Unearned   Market or
                                                                                                     Value of   Shares,     Payout
                                                    Equity                                           Shares      Units     Value of
                                                   Incentive                                         or Units    or        Unearned
                    Number of      Number of     Plan Awards:                            Number of   of Stock    Other      Shares,
                   Securities      Securities      Number of                             Shares or    That       Rights    Units or
                   Underlying      Underlying     Underlying                             Units of     have       That        Other
                   Unexercised    Unexercised     Unexercised    Option       Option     Stock That    Not        Have       Rights
                    Options -      Options -       Unearned      Exercise   Expiration    Have Not    Vested       Not     That Have
      Name         Exercisable   Unexercisable      Options       Price       Date        Vested       (5)       Vested   Not Vested
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- --------- ----------
James Cannavino    350,000 (1)        --                          $0.62      12/30/2012   120,000      $114,000
                    50,000 (2)        --             --           $1.50       3/25/2013                              --         --
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- --------- ----------
Matthew Oakes         --              --             --            --            --        60,000      $ 57,000      --         --
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- --------- ----------
Arnold Leap           --              --             --            --            --        60,000       $57,000      --         --
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- --------- ----------
Michael Beecher     70,000            --             --           $0.25       7/31/2011    30,000       $28,500      --         --
----------------- -------------- --------------- -------------- ---------- ------------ ------------ ---------- --------- ----------

(1)  These options were fully vested on December 30, 2005
(2)  These options vest 25,000 on March 25, 2008 and 25,000 on March 25, 2009
(3) Based on the closing price of the Company's stock of $0.95 on December 31, 2009.

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

     The following information is provided about our current stock option plans:

     2000 Stock Option/Stock Issuance Plan. The 2000 Stock Option/Stock Issuance Plan covers 166,667 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on May 31, 2010 and stock or options granted under the

Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2009. At December 31, 2009, no options to purchase shares of common stock were outstanding under this plan.

     2001 Stock Option/Stock Issuance Plan. The 2001 Stock Option/Stock Issuance Plan covers 330,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on May 31, 2011 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2009. At December 31, 2009, no options to purchase shares of common stock were outstanding under this plan.

     2001-A Stock Option/Stock Issuance Plan. The 2001-A Stock Option/Stock Issuance Plan covers 600,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on September 17, 2011 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2009. At December 31, 2009, no options to purchase shares of common stock were outstanding under this plan.

     2002 Stock Option/Stock Issuance Plan. The 2002 Stock Option/Stock Issuance Plan covers 625,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on January 1, 2012 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2009. At December 31, 2009, no options to purchase shares of common stock were outstanding under this plan.

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

No options were granted under this plan during the fiscal year ended December 31, 2009. At December 31, 2009, no options to purchase shares of common stock were outstanding under this plan.

     2003 Stock Option/Stock Issuance Plan. The 2003 Stock Option/Stock Issuance Plan covers 725,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on April 1, 2013 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2009. At December 31, 2009, no options to purchase shares of common stock were outstanding under this plan.

     2003-A Stock Option/Stock Issuance Plan. The 2003-A Stock Option/Stock Issuance Plan covers 975,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on April 1, 2013 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2009. At December 31, 2009, options to purchase 275,000 shares of common stock were outstanding under this plan.

     2004 Stock Option/Stock Issuance Plan. The 2004 Stock Option/Stock Issuance Plan covers 1,200,000 shares of common stock. Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options. Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant. Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant. The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors. The term for which stock and options may be granted under the Plan expires on August 20, 2014 and stock or options granted under the Plan shall expire not later than five years from the date of grant. Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2009. In 2008, 75,000 options were granted under this plan. At December 31, 2009, options to purchase 495,000 shares of common stock were outstanding under this plan.

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

     The following table provides the compensation earned by our non-employee directors for the year ended December 31, 2009 and 2008. Mr. Cannavino's directors fees earned in 2009 and 2008 are included in the Summary Compensation Table above:

---------------- -------------------------------------------------------------------------------------------------------------------
                                                                  Director Compensation
-------------------------- --------- ----------- ----------- --------- ----------------- ----------------- ----------------- -------
                                     Fees                                                 Nonqualified
                                     Earned or                            Non-equity        Deferred
                                     Paid in     Stock       Option     Incentive Plan    Compensation       All Other
                                     Cash ($)    Awards      Awards      Compensation       Earnings        Compensation     Total
          Name                          (1)        $          ($)           ($)               ($)               ($)           ($)
-------------------------- --------- ----------- ----------- --------- ----------------- ----------------- ----------------- -------
Dennis Murray (1)          2009      $37,000     $10,000                     --                --                --          $47,000
                           2008      $38,000     $10,000     $23,100                                                         $71,100
-------------------------- --------- ----------- ----------- --------- ----------------- ----------------- ----------------- -------
Bernard Puckett (1)        2009      $37,000     $10,000        --           --                --                --          $47,000
                           2008      $38,000     $10,000                                                                     $48,000
-------------------------- --------- ----------- ----------- --------- ----------------- ----------------- ----------------- -------
Michael Levin (2)          2009      $17,000     $10,000        --           --                --                --          $27,000
                           2008      $17,000     $10,000                                                                     $27,000
-------------------------- --------- ----------- ----------- --------- ----------------- ----------------- ----------------- -------

     (1) Dr. Murray is chair of the audit committee and member of the compensation committee, Mr. Puckett is chair of the compensation committee and member of the audit committee.
     (2) Mr. Levin is the director designate of Metropolitan Venture Partners Corp. and as such all of his director's fees are assigned and paid to Metropolitan Venture Partners Corp.

Employment Agreements
---------------------

     On August 22, 2007, the Board ratified and approved the Services Agreement with its Chairman and Chief Executive Officer, effective June 1, 2007 for a term ending on December 31, 2010. The agreement calls for compensation of $20,000 per month (with a 10% increase on each annual anniversary subject to approval of the Company's Compensation Committee and based on performance of the Company), a one-time grant of 100,000 shares of restricted common stock and the granting of 10,000 shares of restricted common stock per month commencing with the execution of the Agreement and ending on December 1, 2010. The fair value of the stock grants is $1,193,000 based on the closing price of the shares on the grant date. During the years ended December 31, 2009 and 2008, the Company issued 150,000 shares valued at $337,500 and 120,000 shares valued at $270,000, respectively, as compensation expense related to the services agreement. The agreement further provides for: reimbursement of certain expenses; living and travel expenses approximating $11,000 per month; and certain severance benefits in the event of termination prior to the expiration date.

     On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its President (formerly Executive Vice President) and Chief Operating Officer, for a term ending on December 31, 2010. The agreement calls for compensation of $15,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During each of the years ended December 31, 2009 and 2008 the Company recorded $97,875 as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

     On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President Sales and Marketing and Chief Technology Officer, for a term ending on December 31, 2010. The agreement calls for compensation of $16,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period.

During each of the years ended December 31, 2009 and 2008 the Company recorded $97,875 as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

     On December 12, 2007, the Board ratified and approved an amendment to the Services Agreement with its Chief Financial Officer, for a term ending on December 31, 2009. The agreement calls for compensation of $14,583 per month, and the granting of 2,500 shares of restricted common stock per month commencing on December 1, 2007 and ending on December 31, 2009, with an option to extend the agreement for one additional year. In November 2009 the agreement was extended to December 31, 2010. The fair value of the stock grants is $143,000 based on the closing price of the shares on the grant dates and is being amortized over the contract period. During the years ended December 31, 2009 and 2008 the Company recorded $59,443 and $55,500, respectively, as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

Item 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 16, 2010 of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

                              Common Stock              Rights to Acquire                      Total Beneficially
                              Beneficially      Beneficial Ownership Through Exercise            Owned as % of
Name of Beneficial Owner (1)      Owned         of Options and Warrants Within 60 Days        Outstanding Shares (2)
----------------------------------------------------------------------------------------------------------------------
Metropolitan Venture
     Partners II, L.P.         2,384,824                        --                                 21.2%
Tall Oaks Group, LLC             257,611                   500,000                                  6.5%
James Cannavino                1,901,787                   450,000                                 20.1%
Bernard Puckett                  199,986                        --                                  1.8%
Dennis Murray                    293,541                    25,000                                  2.8%
Michael Levin                      2,000                        --                                     *
Charles Mechem                    10,000                        --                                     *
Matthew Oakes                    361,145                    25,000                                  3.5%
Arnold Leap                      296,331                    25,000                                  2.9%
Michael Beecher                  193,586                    82,500                                  2.4%
All Officers and Directors
as a Group (8 persons)         3,264,376                   607,500                                 32.7%

-------
* = Less than 1%

Footnotes
---------
     (1) The address of the holder is 13450 West Sunrise Boulevard, Suite 510, Sunrise, FL 33323, except for Metropolitan Venture Partners II, L.P. and Tall Oaks Group, LLC which is 432 Park Avenue South, 12th Floor, New York, NY 10016 and Thomas Lund which is 800 Third Avenue, Naples, FL 34101.

     (2) Based upon 11,232,911 common shares outstanding as of March 16, 2010, plus outstanding options, warrants and stock grants exercisable within 60 days.

Item  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
--------------------------------------------------------------------------------
INDEPENDENCE
------------

Director Independence
---------------------

     The Board has standing Audit and Compensation Committees. The Board has affirmatively determined that each director who serves on these committees is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. During the years ended December 31, 2009 and 2008, the Audit and Compensation Committees consisted of Dr. Dennis J. Murray (Chairman - Audit Committee), and Bernard Puckett (Chairman - Compensation Committee).

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The following is a summary of the aggregate fees for professional services rendered to us by Marcum LLP, our independent auditors, for the fiscal years ended December 31, 2009 and 2008:

  Description                   2009                          2008
  -----------                   ----                          ----
Audit Fees (1)                $ 148,000                     $ 182,000
Audit-Related Fees (2)               --                         6,650
Tax Fees    (3)                  15,000                        15,000
                             -----------                    ---------

Total Fees                    $ 163,000                     $ 203,650
                             ==========                     =========

     Our Audit Committee has determined that the provision of services by Marcum
LLP other than for audit related services is compatible with maintaining the independence of Marcum LLP as our independent accountants.

------------------------

(1) Audit Fees consist of aggregate fees billed and to be billed for professional services rendered for the audit of our annual financial statements, review of the interim financial statements included in quarterly reports, and consents issued in connection with registration statements or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008.

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

3.2 By-Laws. (Incorporated by reference to Exhibit 3(d) to the Company's Form S-1 Registration Statement).(1)

4.1 Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Company's Form S-1 Registration Statement).(1)

4.2 Securities Purchase Agreement between the Company, Sigma Opportunity Fund, LLC and Metropolitan Venture Partners II, LP (Incorporated by reference to
     Exhibit 4.1 of the Current  Report on Form 8-K filed March 31, 2005).

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

10.12 Form of Subscription Agreement for Series C Redeemable Preferred Stock (3)

10.13 Employment and Consulting Agreement between the Company and Robert L. Carberry (Incorporated by reference to Exhibit 10.2 of registrant's Current Report on Form 8-K dated December 5, 2003).

10.14 Services agreement between the Company and James A. Cannavino dated June 1, 2007 (Incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on September 27, 2007).

10.15 Services agreement amendment 1 between the Company and Mathew E. Oakes dated June 1, 2007 (Incorporated by reference to Exhibit 10.2 to the Company's 8-K filed on September 27, 2007).

10.16 Services agreement amendment 1 between the Company and Arnold P. Leap dated June 1, 2007 (Incorporated by reference to Exhibit 10.3 to the Company's 8-K filed on September 27, 2007).

10.17 Services agreement between the Company and Michael J. Beecher dated December 23, 2007 (Incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on January 9, 2008).

10.18 Amendment letter dated January 29, 2004 to the Statement of Work between IBM Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.28 to the Company's S-1 registration statement filed on February 19, 2009)

10.19 Worldwide Invoices On-Line (IOL) Appendix A Payments and Fees for Ongoing Support (OCS)-Invoice Processing, Archiving, and Attachment Processing and Non-Recurring Engineering (NRE) between International Business Machines Corporation and the Company dated December 1, 2008, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.29 to the Company's S-1 registration statement filed on February 19, 2009)

10.20 Master Services Agreement #EDS-2004-01-2005 dated May 7, 2004 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.30 to the Company's S-1 registration statement filed on February 19, 2009)

10.21 Statement of Work #EDS-2007-05-01 dated May 8, 2007 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.31 to the Company's S-1 registration statement filed on February 19, 2009)

10.22 Master Services Agreement EIAP (OGS) Amendment (#8) dated June 27, 2007 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.32 to the Company's S-1 registration statement filed on February 19, 2009)

10.23 Statement of Work #EDS-2008-05-07 dated May 7, 2008 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.33 to the Company's S-1 filed registration statement on February 19, 2009)

10.24 Master Services Agreement MIAP (OGS) Amendment (#10) dated August 21, 2008 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.34 to the Company's S-1 registration statement filed on February 19, 2009)

23    Consent of Marcum  LLP.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2010.


                                     DIRECT INSITE CORP.

                                By:  /s/ James A. Cannavino
                                     -------------------------------------------
                                     James A. Cannavino, Chief Executive Officer
                                            (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2010:

        /s/ James A. Cannavino
        ----------------------              Chairman of the Board
         James A. Cannavino                 Chief Executive Officer


        /s/ Michael J. Beecher
        ----------------------              Chief Financial Officer
         Michael J. Beecher


         /s/ Bernard Puckett
         ---------------------              Director
         Bernard Puckett


         /s/ Dennis J. Murray
         --------------------               Director
         Dennis J. Murray


         /s/ Michael Levin
         --------------------               Director
         Michael Levin


         /s/ Charles Mechem
         --------------------               Director
         Charles Mechem

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                                    CONTENTS
--------------------------------------------------------------------------------



                                                                        Page
                                                                        ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1


FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                            F-2
  Consolidated Statements of Income                                      F-4
  Consolidated Statement of Shareholders' Equity                         F-5
  Consolidated Statements of Cash Flows                                  F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-8 - F-26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Audit Committee of the
Board of Directors and Shareholders of
Direct Insite Corp.


We have audited the accompanying consolidated balance sheets of Direct Insite Corp. and Subsidiaries (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for warrants in accordance with FASB Accounting Standards Codification Sub Topic 815-40, "Contracts in Entity's Own Stock", effective January 1, 2009.


/s/ Marcum LLP
Marcum LLP
Melville, NY
March 25, 2010

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                           December 31, 2009 and 2008
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                        2009             2008
                                                                                  ---------------- -----------------
CURRENT ASSETS
--------------
 Cash and cash equivalents                                                         $       1,758      $       980
 Accounts receivable, net of allowance for doubtful accounts of
  $0 in 2009 and 2008                                                                      1,296            1,951
 Prepaid expenses and other current assets                                                    76              162
 Deferred tax asset - current                                                                750               --
                                                                                  ---------------- -----------------

       Total Current Assets                                                                3,880            3,093


PROPERTY AND EQUIPMENT, Net                                                                  397              649

DEFERRED TAX ASSET                                                                         2,117            2,867

OTHER ASSETS                                                                                 226              271
                                                                                  ---------------- -----------------

       TOTAL ASSETS                                                                       $6,620           $6,880
                                                                                  ================ =================

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                           December 31, 2009 and 2008
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                            2009            2008
                                                                                       --------------- ---------------
CURRENT LIABILITIES
-------------------
 Accounts payable and accrued expenses                                                    $   1,444       $   1,802
 Current portion of capital lease obligations                                                     6               6
 Current portion of notes payable                                                               177             172
 Warrant liability                                                                              221              --
 Deferred revenue                                                                                75              75
 Dividends payable                                                                               26             124
                                                                                       --------------- ---------------

       Total Current Liabilities                                                              1,949           2,179

OTHER LIABILITIES
-----------------
 Capital lease obligations, net of current portion                                               --               7
 Notes payable, net of current portion                                                          143             274
                                                                                       --------------- ---------------

       TOTAL LIABILITIES                                                                      2,092           2,460
                                                                                       --------------- ---------------

SERIES C REDEEMABLE PREFERRED STOCK,
-----------------------------------
1,000 shares issued and outstanding; liquidation preference of
$1,000,000 at December 31, 2009                                                               1,000              --
                                                                                       --------------- ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
--------------------
  Preferred stock, $0.0001 par value; 2,000,000 shares authorized;                               --              --
     Series C Redeemable Preferred, 2,000 shares issued and outstanding;
     liquidation preference of $2,000,000 at December 31, 2008

     Series B Redeemable Preferred, 0 issued and outstanding and 974                             --              --
     shares issued and outstanding; liquidation preference of $0 and
     $974,075 at December 31, 2009 and 2008, respectively;

     Series D Redeemable Preferred, 100 shares issued and outstanding,                           --              --
     liquidation preference of $100,000 at December 31, 2009 and 2008, respecively;

 Common stock, $.0001 par value; 50,000,000 shares
  authorized; 11,216,158 and 10,311,968 shares issued in
  2009 and 2008, respectively; and 11,176,231 and 10,272,041
  shares outstanding in 2009 and 2008, respectively                                               1               1
 Additional paid-in capital                                                                 114,559         116,862
 Accumulated deficit                                                                       (110,704)       (112,115)
                                                                                       --------------- ---------------

                                                                                              3,856           4,748
 Common stock in treasury, at cost; 24,371 shares in 2009
  and 2008                                                                                     (328)           (328)
                                                                                       --------------- ---------------

       TOTAL SHAREHOLDERS' EQUITY                                                             3,528           4,420
                                                                                       --------------- ---------------

       TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                                                            $    6,620      $    6,880
                                                                                       =============== ===============


The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                 For the Years Ended December 31, 2009 and 2008
--------------------------------------------------------------------------------

                                                                                            2009           2008
                                                                                      -------------- ----------------
REVENUES                                                                              $     10,009    $     9,609
--------                                                                              -------------- ----------------
COSTS AND EXPENSES
------------------
 Operations, research and development                                                        3,566          3,938
 Sales and marketing                                                                         1,412            984
 General and administrative                                                                  2,849          2,987
 Amortization and depreciation                                                                 361            325
                                                                                      -------------- ----------------

       TOTAL OPERATING EXPENSES                                                              8,188          8,234
                                                                                      -------------- ----------------


       OPERATING INCOME                                                                      1,821          1,375
                                                                                      -------------- ----------------

OTHER EXPENSE (INCOME)
----------------------
Change in fair value of warrant liability                                                       74             --
Interest expense, net                                                                           25             38

Other expense (income), net                                                                      1             (1)
                                                                                      -------------- ----------------


         TOTAL OTHER EXPENSE, NET                                                              100             37
                                                                                      -------------- ----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                     1,721          1,338
----------------------------------------

PROVISION FOR (BENEFIT FROM) INCOME TAXES                                                       62        (2,843)
-----------------------------------------                                             -------------- ----------------

NET INCOME                                                                                   1,659         4,181
----------


PREFERRED STOCK DIVIDENDS                                                                     (243)         (616)
-------------------------                                                             -------------- ----------------

NET INCOME ATTRIBUTABLE TO COMMON
---------------------------------
 SHAREHOLDERS                                                                         $      1,416   $     3,565
 ------------                                                                         ============== ================

BASIC INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS                            $       0.13   $      0.44
----------------------------------------------------------                            ============== ================

DILUTED INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS                          $       0.13   $      0.35
------------------------------------------------------------                          ============== ================

BASIC WEIGHTED AVERAGE COMMON SHARES OUSTANDING                                             10,874         8,075
-----------------------------------------------                                       ============== ================

DILUTED WEIGHTED AVERAGE COMMON SHARES OUSTANDING                                           11,230        10,787
-------------------------------------------------                                     ============== ================

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

          For the Years Ended December 31, 2009 and 2008 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                       Preferred Stock
                              ------------------------------------------------------------------

                                                                                        Additional
                                                                                          Paid in   Accumulated  Treasury
                       Series A     Series B      Series C      Series D    Common Stock  Capital     Deficit     Stock     Total

                   Shares Amount Shares Amount Shares Amount Shares Amount  Shares Amount  Amount
                   -----------------------------------------------------------------------------------------------------------------
BALANCE -
---------
January 1,
2008                 135  $  --    1    $  --     2    $ --     --   $ --    7,075  $  1   $ 114,961   $(115,679)   $ (328) $(1,045)

Common stock
 issued on
 conversion
 of Convertible
 Preferred Stock    (135)    --   --       --     --     --     --     --    1,347     --         --          --       --        --

Common stock
 issued on
 exercise                                                                                                     --
 of options
 and warrants                                                                1,561     --      1,208                          1,208

Employee stock
 based compensa-
 tion expense                                                                  203               625                            625

Common stock issued
 to settle accrued
 liabilities                                                                    86                68                             68

Dividends declared,
 preferred
  Stock               --     --     --      --    --      --     --    --       --     --         --        (617)      --      (617)


 Net income           --     --     --      --    --      --     --    --       --     --         --       4,181       --     4,181
                     ____ ________ ____ _________ ____ ________ ____ ______ ______ ______ ___________ ____________ ________ _______

BALANCE -
---------
December 31,
2008                  --  $   --    1    $  --    2    $  --     --  $ --   10,272  $   1  $ 116,862   $(112,115)   $(328)   $4,420
                     ==== ======== ==== ========= ==== ======== ==== ====== ====== ====== =========== ============ ======== =======

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

          For the Years Ended December 31, 2009 and 2008 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Additional
                                                                                          Paid in   Accumulated  Treasury
                       Series A     Series B      Series C      Series D    Common Stock  Capital     Deficit     Stock     Total

                   Shares Amount Shares Amount Shares Amount Shares Amount  Shares Amount  Amount
                   -----------------------------------------------------------------------------------------------------------------
BALANCE -
---------
December 31,
2008                 --    $  --   1     $  --     2    $  --    --   $ --  10,272  $  1   $ 116,862   $(112,115)   $ (328) $ 4,420

Cumulative effect
of change in
accounting principle                                                                            (142)         (5)              (147)

                   -----------------------------------------------------------------------------------------------------------------
Balance January
1, 2009               --     --    1        --     2       --     --        10,272     1     116,720    (112,120)     (328)   4,273

Redemption of
preferred
stock                 --     --   (1)       --    --       --     --            --    --        (974)         --        --     (974)

Common stock
issued on
exercise
of options
and warrants                                                                   379    --         100                            100

Employee stock
based compensa-
tion expense                                                                   270               575                            575

Reclassify
preferred stock
to temporary
equity                                                                                        (2,000)                        (2,000)

Common stock
issued to settle
accrued liabilities                                                            319               197                            197

Repurchase of shares                                                           (64)              (59)                           (59)

Dividends declared,
preferred
  Stock               --     --    --       --     --      --     --    --      --     --         --        (243)      --      (243)


 Net income           --     --    --       --     --      --     --    --      --     --         --       1,659       --     1,659
                     ____ ________ ____ _________ ____ ________ ____ ______ ______ ______ ___________ ____________ ________ _______

BALANCE -
December 31,
2009                  --  $  --    --    $  --     2    $  --     --  $ --  11,176  $   1  $ 114,559   $(110,704)   $(328)   $3,528
                     ==== ======== ==== ========= ==== ======== ==== ====== ====== ====== =========== ============ ======== =======

The accompanying notes are an integral part of these consolidated financial statements.

                      DIRECT INSITE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                 For the Years Ended December 31, 2009 and 2008
--------------------------------------------------------------------------------

                                                                                           2009              2008
                                                                                     ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net income                                                                                  $ 1,659           $ 4,181
 Adjustments to reconcile net income
  to net cash provided by operations:
   Amortization and depreciation:
     Property and equipment                                                                      358               323
     Other                                                                                         3                 2
    Deferred taxes                                                                                --            (2,867)
    Change in fair value of warrant liability                                                     74                --
    Stock based compensation expense                                                             575               625

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          655              (465)
    Prepaid expenses and other current assets                                                     86               (26)
    Other assets                                                                                  44                --
    Accounts payable and accrued expenses                                                       (161)              198
    Deferred revenue                                                                               --              (48)
                                                                                     ----------------- ------------------

       NET CASH PROVIDED BY  OPERATING ACTIVITIES                                       $      3,293      $      1,923
                                                                                     ----------------- ------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------
 Expenditures for property and equipment                                                   $     (53)       $     (233)
                                                                                     ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of shares on exercise of options and warrants                           100               428
  Redemption of redeemable preferred stock                                                    (1,974)               --
  Payment of dividends on preferred stock                                                       (341)           (3,154)
  Purchase of common stock                                                                       (59)               --
  Repayment of long-term debt                                                                   (182)             (130)
  Repayments of capital lease obligations                                                         (6)              (38)
                                                                                     ----------------- ------------------

       NET CASH USED IN FINANCING ACTIVITIES                                                  (2,462)           (2,894)
                                                                                     ----------------- ------------------


       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      778            (1,204)

CASH AND CASH EQUIVALENTS - Beginning                                                            980             2,184
-------------------------                                                            ----------------- ------------------

CASH AND CASH EQUIVALENTS - Ending                                                      $      1,758        $      980
-------------------------                                                            ================= ==================

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

As described in Note 14, the Company has three major customers that accounted for 94.7% and 97.5% of the Company's revenue for the years ended December 31, 2009 and 2008, respectively. Loss of any of these customers would have a material adverse effect on the Company.

NOTE 2 - Significant Accounting Policies
         -------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Direct Insite Corp. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

The Company records revenue in accordance with Accounting Standards Codification ("ASC") 605 "Revenue Recognition" ("ASC 605") and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, the Company enters into arrangements whereby the Company is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, the Company allocates the total revenue to be earned among the various elements based on their relative fair values. The Company recognizes revenue related to the delivered products or services only if:

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

Cost of Revenue
---------------

Cost of revenue in the consolidated statements of operations is presented along with research and development costs and exclusive of amortization and depreciation which is shown separately. Custom Service Engineering costs related to uncompleted milestones are deferred and included in other current assets, when applicable. For the years ended December 31, 2009 and 2008, research and development expenses were approximately $1,909,000, and $2,593,000, respectively.

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

Software Costs
--------------

Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at their estimated fair value. Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. Amortization of software costs begins when products become available for general customer release. Costs incurred prior to establishment of technological feasibility are expensed as incurred and are included in
"operations, research and development". No software development costs were capitalized in 2009 and 2008.

Impairment of Long-Lived Assets
-------------------------------

ASC 360 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The Company accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. It is the Company's policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         --------------------------------

In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2009 and 2008, respectively.

Income Taxes
------------

The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company currently has significant deferred tax assets. ASC 740 "Income Taxes" requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. During the years ended December 31, 2009 and 2008, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years and, therefore, reduced its valuation allowance during the year ended December 31, 2008 in accordance with ASC 740. As a result the Company's effective tax rate for the years ended December 31, 2009 and 2008, differs from the current statutory rates. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis. The
Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Earnings per Share
------------------

The Company displays earnings per share in accordance with ASC 260, "Earnings Per Share". ASC 260 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The computation of basic and diluted earnings per share is as follows:
                                                                            F-10

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         --------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                             Year ended December 31, 2009 (in thousands except per share amounts)
-------------------------------------------------------------------------------------------------------------------------------
                                                                   Net Income              Shares              Per Share
                                                                   Numerator            Denominator              Amount
------------------------------------------------------------- --------------------- --------------------- ---------------------
Basic Earnings Per Share:
------------------------------------------------------------- --------------------- --------------------- ---------------------
  Net income attributable to common shareholders                        $1,416                 10,874                $0.13
------------------------------------------------------------- --------------------- --------------------- ---------------------
Effect of dilutive securities:
------------------------------------------------------------- --------------------- --------------------- ---------------------
  Warrants                                                                  --                     --
------------------------------------------------------------- --------------------- --------------------- ---------------------
  Options                                                                   --                    316
------------------------------------------------------------- --------------------- --------------------- ---------------------
  Restricted stock                                                          --                     40
                                                              --------------------- --------------------
------------------------------------------------------------- --------------------- --------------------- ---------------------
Diluted earnings per share                                              $1,416                 11,230                $0.13
                                                              ================      =================
------------------------------------------------------------- --------------------- --------------------- ---------------------

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
                                                              ================       =================
------------------------------------------------------------- --------------------- --------------------- ---------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (shares are in thousands):

     Potential Common Shares                                                                  December 31,
                                                                                    -----------------------------
                                                                                         2009           2008
                                                                                         ----           ----
                                                                                    ---------------- ------------
     Options to purchase common stock                                                      75            122
     Warrants to purchase common stock                                                    590          1,215
                                                                                        ------         -----

     Total Potential Common Shares as of  December 31,                                    665          1,337
                                                                                        ======         =====

Cash and Cash Equivalents
-------------------------

The Company considers all investments with original maturities of three months or less to be cash equivalents. The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2009 and 2008.

Allowance For Doubtful Accounts
-------------------------------

The  allowance  for doubtful  accounts  reflects  management's  best estimate of
probable  losses  inherent  in  the  account  receivable   balance.   Management
determines the allowance based on known troubled accounts, historical exper-

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

ience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At December 31, 2009 and 2008, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Concentrations and Fair Value of Financial Instruments
------------------------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in
Note 14. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

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

The Company adopted the provisions of ASC 820 as of January 1, 2009. See Note 4 for the effect on the Company's financial position and results of operations for the year ended December 31, 2009.

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

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

New Accounting Pronouncements
-----------------------------

In April 2009, the FASB issued new accounting guidance, under Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures" (Topic 820) on fair value measurements and disclosures, which established the requirements for estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Under this guidance, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial position or results of operations.

In May 2009,  the FASB  issued  new  accounting  guidance,  under  ASU  2010-09,
"Subsequent Events" (Topic 855), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). This standard has not yet been integrated into the ASC. SFAS 167 eliminates Interpretation 46(R)'s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)'s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. The Company does not expect the adoption of SFAS 167 to have any impact on its consolidated financial statements or results of operations.

In July 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168") now incorporated in ASC 105 "Generally Accepted Accounting Principles". SFAS 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company has modified all earlier references to accounting standards to reflect the adoption of SFAS 168.

In October 2009, the FASB issued new accounting guidance, under ASU No. 2009-13 "Revenue Recognition" (Topic 605), which amends revenue recognition policies for arrangements with multiple deliverables. This guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. This

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued
         -------------------------------

guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company has not completed their assessment of the impact this new guidance may have on its consolidated financial condition, results of operations or cash flows. In October 2009, the FASB issued new accounting guidance, under ASU N0. 2009-14 "Software" (Topic 985), which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of this new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company has not completed their assessment of this new guidance on their consolidated financial condition, results of operations or cash flows.

Stock Based Compensation
------------------------

The Company accounts for stock based compensation in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period (generally the vesting period of the equity grant). The fair value of the Company's common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available. As a result, for the year ended December 31, 2009 the Company recorded $575,000 in stock based compensation expense for the fair value of stock based compensation of which $9,000 related to stock options granted to employees, and $566,000 related to restricted stock grants. For the year ended December 31, 2008 the Company recorded $625,000 in stock based compensation expense for the fair value of stock based compensation of which $87,000 related to stock options granted to employees, and $538,000 related to restricted stock grants. At December 31, 2009, there was approximately $514,000 of total unrecognized stock based compensation costs, which is expected to be recognized over a weighted average period of one year.

NOTE 3 - Change in Accounting Principle
         ------------------------------

Effective January 1, 2009, the Company, adopted the guidance in ASC Sub Topic 815-40, "Contracts in Entity's Own Stock", and determined that a warrant issued in conjunction with the guarantee of a credit facility contained a provision whereby the exercise price could be adjusted upon certain financing transactions at a lower price per share could no longer be viewed as indexed to the Company's common stock. As such, the Company changed the accounting for this warrant to a "derivative". As a result the Company recorded the warrant liability at the fair value of the warrant of $147,000 as of January 1, 2009 and reclassified its issuance date fair value from additional paid-in-capital. The cumulative effect of the change in accounting principle is as follows:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Change in Accounting Principle (continued)
         ------------------------------

----------------------------------------------------------------- ------------------------------- --------------------------
                                                                  Additional Paid In Capital      Accumulated Deficit
----------------------------------------------------------------- ------------------------------- --------------------------
                                                                                        ($ in thousands)
----------------------------------------------------------------- ----------------------------------------------------------
Balance December 31, 2008                                                   $116,862                   ($112,115)
----------------------------------------------------------------- ------------------------------- --------------------------
  Cumulative effect of change in accounting principle                           (142)                         (5)
                                                                  -----------------------------   -------------------------
----------------------------------------------------------------- ------------------------------- --------------------------
Balance January 1, 2009                                                     $116,720                    ($112,120)
                                                                  ========================        ===================
----------------------------------------------------------------- ------------------------------- --------------------------

NOTE 4 - Fair Value of Financial Instruments
         -----------------------------------

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

The following are the Company's major categories of liabilities measured at fair value on a recurring basis at December 31, 2009, categorized by the fair value hierarchy:

   Fair Value Measurements at December 31, 2009 Using Significant Unobservable Inputs:
   ------------------------------------------------------------------------------------
          Description                                   (Level 3)
   ----------------------------------------------    -----------------
          Liabilities:
              Warrant liability                           $ 221
                                                     =================

The valuation was determined using the Black-Scholes method. The key assumptions used were a volatility of 176.5%, dividend rate of 0%, a risk free rate of 0.4% and an expected life of 0.5 years.

The following is a reconciliation of the beginning and ending balances for the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and a summary of the derivative warrant liability during the year ended December 31, 2009:

   Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
   -------------------------------------------------------------------------
                                 Description                                     (Level 3)
   -----------------------------------------------------------------          --------------
          Liabilities:
             Balance at January 1, 2009
                                                                                   $  -
            Cumulative effect of the change in  accounting
            principle, January 1, 2009                                              147
             Change in fair value included in operations                             74
                                                                              ---------
            Balance, December 31, 2009                                             $221
                                                                              =========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statement of operations.

NOTE 5 - Property and Equipment
         ----------------------

Property and equipment consist of the following:

                                                                                December 31,            Useful life
                                                                               2009           2008        in Years
                                                                        ------------------------------ --------------
                                                                                (in thousands)
       Computer equipment and purchased software                              $ 3,911        $ 3,815             3
       Furniture and fixtures and leasehold improvments                            68             58             5 - 7
                                                                             --------       --------
                                                                                3,979          3,873
       Less: accumulated deprecation and amortization                          (3,582)        (3,224)
                                                                              -------        -------

             Property and Equipment, Net                                     $    397       $    649
                                                                             ========       ========

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009 and 2008 was $358,000 and $322,000, respectively, which includes amortization of equipment under capital leases of $5,000 and $13,000 for the years ended December 31, 2009 and 2008, respectively. The costs and net book value of equipment under capital leases is stated in Note 7.

NOTE 6 - Accounts Payable and Accrued Expenses
         -------------------------------------
Accounts payable and accrued expenses consist of the following:

                                                                                             December 31,
                                                                                         2009             2008
                                                                                ----------------------------------
                                                                                            (in thousands)
       Trade accounts payable                                                           $  377            $  491
       Sales taxes payable                                                                 539               539
       Accrued board fees                                                                  207               465
       Other accrued expenses                                                              321               307
                                                                                       -------           -------

                                                                                        $1,444            $1,802
                                                                                        ======            ======

NOTE 7 - Debt
         ----
Capitalized lease obligations
-----------------------------

The Company has equipment under capital lease obligations expiring at various times through January 2011. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.

As of December 31, 2009 minimum future payments under these capital leases are:

                                       Year Ending
                   -----------------------------------------------
                                                                     (in thousands)
                                          2010                          $      7
                                                                        --------
                              Total minimum lease payments                     7
                        Less: amounts representing interest                   (1)
                                                                       ---------
                               Net minimum lease payments                      6
                        Current portion                                        6
                                                                       ---------
                       Long term portion                               $      --
                                                                       =========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Debt  (continued)
         ----

The interest rate pertaining to this capital lease is 15.3%. The gross value and the net book value of the related assets is approximately $14,000 and $4,000 at December 31, 2009, respectively, and $38,000 and $18,000 at December 31, 2008, respectively.

Notes payable
-------------

At December 31, 2009 and 2008, notes payable consist of $320,000 and $446,000, respectively, of borrowings for the purchase of equipment. These notes bear interest at rates ranging from 8.80% to 10.3% per year and mature through August 2012. The notes are collateralized by the equipment purchased with net book values of $234,000 and $396,000, at December 31, 2009 and 2008, respectively.

As of December 31, 2009 future principal payments under these notes are:

                                       Year Ending
                   -----------------------------------------------
                                                                     (in thousands)
                                          2010                        $      177
                                          2011                               128
                                          2012                                15
                                                                      -----------
                        Total  payments                                      320
                        Current portion                                      177
                                                                      -----------
                        Long term portion                             $      143
                                                                      ===========

NOTE 8 - Shareholders' Equity
         --------------------

Preferred Stock
----------------

The Company has 2,000,000 authorized preferred shares of which 1,100 and 3,074 were issued and outstanding at December 31, 2009 and 2008, respectively, as follows:

Series A Convertible Preferred Stock
------------------------------------

The Company had issued 134,680 shares of Series A Convertible Preferred Stock ("Series A Preferred") to Metropolitan Venture Partners II L.P. ("MetVP"). Each share of Series A Preferred was convertible into 10 shares of common stock of the Company. Under the terms of the Series A Preferred the shares automatically convert to common shares under certain events with a final automatic conversion date of September 25, 2008. The holders of the Series A Preferred ("the Holders") were entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per annum, compounded quarterly and payable on February 1, 2005 and September 25, 2005. During the year ended December 31, 2008 the Company paid dividends totaling $1,906,000 which was all of the dividends due on the Series A Preferred Stock through September 25, 2008 and on September 25, 2008 all of the Series A Preferred Stock was converted into 1,346,800 restricted common shares.

Series B Redeemable Preferred Stock
-----------------------------------

The Company had issued 974 Series B Preferred shares at $1,000 per share in exchange of $974,000 of outstanding debt. The Company's Chairman and Chief Executive Officer held 266 shares, Markus & Associates (an affiliate of SJ, Note
10) held 208 shares, and Tall Oaks held 500 shares.  Each of the Preferred Stock

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity, continued
         --------------------

- B shares was entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum. Additionally, the Preferred Stock - B shares were redeemable, at the sole option of the Company, on or after March 31, 2005 (or prior to March 31, 2005 with the consent of majority-in-interest holders of Preferred Stock - B shares). Upon redemption, the holders of the Preferred Stock - B were entitled to receive, for each share of Preferred Stock - B outstanding, an amount equal to the price per share plus accrued and unpaid dividends. During the year ended December 31, 2008, the Company paid dividends of $860,000 to the holders of the Series B Preferred Stock. As of December 31, 2008 there were $29,000 in dividends payable to the Preferred Stock - B holders. During the year ended December 31, 2009, the Company paid dividends of $88,000 and redeemed all of the outstanding Series B Redeemable Preferred Stock in the amount of $974,000 and recorded this as a reduction of Additional Paid- in Capital. The Company's Chairman and Chief Executive Officer, as a holder of the Series B, received $266,000 of the redemption amount.

Series C Redeemable Preferred Stock
-----------------------------------

The Company has issued 2,000 shares of its non-voting Series C Redeemable Preferred Stock ("Series C"). The holders of Preferred Stock - C are entitled to dividends at the rate of 9-1/2% per annum, payable quarterly in arrears beginning October 1, 2005. The Company has the option to redeem issued shares of Series C, in whole or in part, at any time, with the redemption price equal to the purchase price plus accrued and unpaid dividends. For each share of Series C purchased, each investor received a Warrant to purchase the number of shares of the Company's common stock equal to the exchange ratio of $1,000 of price per share ("Price Per Share") divided by 123% of the closing price per share of the Company's common stock on the trading day immediately prior to the date of issuance of the Warrant. Certain officers, directors and affiliates held 1,470 shares of the Series C. As of December 31, 2009 no warrants issued in connection with the Series C were outstanding and at December 31, 2008, 946,214 warrants were outstanding. The holders of Series C have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company. During the year ended December 31, 2008, the Company paid dividends of $1,062,000 to holders of the Series C and as of December 31, 2008 there were $48,000 in dividends accrued for the Series C holders. During the year ended December 31, 2009, the Company paid $198,000 in dividends on the Series C and redeemed 1,000 shares of the Series C for $1,000,000. The Series C can only be redeemed on the approval of the Board of Directors, and certain members of the Board are also holders of the Series C Preferred Stock and had previously resolved not to vote to redeem such stock. As such the Series C was recorded as equity. In September 2009 the Board rescinded this resolution and voted to redeem a portion of the Series C stock. At December 31, 2009, the Series C is classified as temporary equity as redemption was now deemed to be at the option of the holder. At December 31, 2009, 1,000 shares of the Series C remain outstanding and $24,000 in dividends are accrued.

Series D Redeemable Preferred Stock
-----------------------------------

The Board of Directors authorized the issuance of up to 1,500 shares of Series D Redeemable Preferred Stock ("Series D Preferred") at $1,000 per share. The holders of Series D Preferred are entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on April 1, 2006. The holders of Series D Preferred have preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series A, B and C Preferred Stock. As of December 31, 2009 and 2008, 100 shares of Series D Preferred had been sold and the Company received proceeds of $100,000. The buyer was issued warrants to purchase 90,909 common shares at an exercise price of $2.03 per share in conjunction with the sale. At December 31, 2009 and 2008 there were $2,000 and $48,000, respectively, of dividends accrued and unpaid for Series D Preferred Holders. During the year ended December 31, 2009, the Company paid $55,000 of dividends to the holder of the Series D Preferred Stock.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity, continued

Dividends included in net income attributable to common shareholders for the years ended December 31, 2009 and 2008 were:

---------------------------------------- ----------------------------------------- -----------------------------------
            Preferred Stock                                2009                                   2008
            ---------------                                ----                                   ----
---------------------------------------- ----------------------------------------- -----------------------------------
Series A                                                 $     --                              $221,000
---------------------------------------- ----------------------------------------- -----------------------------------
Series B                                                 $ 58,000                              $117,000
---------------------------------------- ----------------------------------------- -----------------------------------
Series C                                                 $175,000                              $265,000
---------------------------------------- ----------------------------------------- -----------------------------------
Series D                                                 $ 10,000                              $ 13,000
                                                         --------                              --------
---------------------------------------- ----------------------------------------- -----------------------------------
Total                                                    $243,000                              $616,000
                                                         ========                              ========
---------------------------------------- ----------------------------------------- -----------------------------------

Common Stock, Options, Stock Grants and Warrant Issuances
---------------------------------------------------------

Year Ended December 31, 2009
----------------------------

During the year ended December 31, 2009 the Company issued 337,500 restricted common shares with a fair value of $744,000 based on the closing share price on the date of the grant to certain officers under employment agreements. The Company also issued 319,050 restricted common shares valued at $197,000 to directors in settlement of directors fees accrued in 2006 and 2007. The Company also issued 95,648 shares on exercise of warrants and received proceeds of $100,000. Also during the year ended December 31, 2009 the Company issued 283,238 shares on the exercise of 460,000 options on a cashless basis.

Common Stock Purchase
---------------------

In September 2009, the Board of Directors adopted a plan to purchase a certain number of shares from options holders on the exercise of options to encourage the option holders to exercise their options and to provide the option holder with a method to have cash for the tax on the exercise. The plan provides that the price to be paid for any shares purchased shall be the closing price of the common stock on the date of exercise. Further the Company will only provide up to $300,000 for all such purchases for all option exercises in the aggregate in any twelve month period. During the year ended December 31, 2009, the Company purchased 63,746 shares for a total of $59,000.

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

     o 120,000 common shares to the Chief Executive Officer for compensation under his employment agreement (Note 11). The Company recorded $270,000 of stock based compensation related to the issuance of the restricted stock;

     o 84,775 common shares, valued at $83,000 based on the closing price of the shares on the date earned, to the Vice President Sales and Marketing under his employment agreement;

     o 32,500 common shares to the Chief Financial Officer for compensation under his employment agreement (Note 11). The Company recorded $56,000 of stock based compensation related to the issuance of the restricted stock;

     o 25,000 common shares to the Chief Operating Officer for compensation under his employment agreement (Note 11). The Company recorded $98,000 of stock based compensation related to the issuance of the restricted stock;

     o 25,000 common shares to the Chief Technology Officer for compensation under his employment agreement (Note 11). The Company recorded $98,000 of stock based compensation related to the issuance of the restricted stock;

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

Stock Option Plans
------------------

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company's Stock Option Plans. Options generally vest over 3 years and expire five years from the date of the grant. At December 31, 2009, 3,171,230 shares were authorized for issuance under the stock option plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The Company issues new shares to satisfy stock option exercises.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity, continued
         --------------------

The following is a summary of stock option activity for 2009 and 2008, relating to all of the Company's common stock plans (shares are in thousands):

                                                                     Weighted     Weighted Average          Aggregate
                                                                      Average        Remaining              Intrinsic
                                                Shares               Exercise     Contractual Term            Value
                                             (in thousands)            Price         (in years)          (in thousands)
                                            ----------------        -----------  ------------------     ---------------

     Outstanding at January 1, 2008                   2,592              0.77           2.1                 $ 3,433
                                                                         ----           ---                 -------

      Granted                                            75              1.50
      Exercised                                      (1,385)             0.95                               $   393
                                                                                                            -------
      Forfeited                                      (    5)             0.85
                                               ------------              ----

     Outstanding at December 31, 2008
                                                      1,277             $0.62           2.6                $    661
                                                                        =====           ===                ========

      Granted                                            --                --
      Exercised                                        (460)             0.41                              $    264
                                                                                                           --------
      Forfeited                                      (   47)             1.66
                                               ------------              ----

     Outstanding at December 31, 2009                   770             $0.68           2.0                $    250
                                               ============             =====           ===                ========
     Exercisable at December 31, 2009                   770             $0.68           2.0                $    250
                                               ============             =====           ===                ========

The following table summarizes stock option information as of December 31, 2009:

                                                 Options Outstanding
     ------------------------- ----------------------------- ------------------------ ---------------------------
                                                                Weighted Average
                                    Number Outstanding        Remaining Contractual      Options Exercisable
         Exercise Prices              (in thousands)                  Life                  (in thousands)
     ------------------------- ----------------------------- ------------------------ ---------------------------
     $0.25 to $0.70                        695                      1.9 years                   695
     ------------------------- ----------------------------- ------------------------ ---------------------------
     $1.50                                  75                      3.2 years                    75
                                           ---                                                  ---
     ------------------------- ----------------------------- ------------------------ ---------------------------
     Total                                 770                      2.0 years                   770
                                           ===                                                  ===
     ------------------------- ----------------------------- ------------------------ ---------------------------

A total of 3,762,000 shares of the Company's common stock are reserved for options, warrants and contingencies at December 31, 2009. The total fair value of options vested during the years ended December 31, 2009 and 2008 was $35,000 and $63,000, respectively. The weighted average fair value of options granted during the year ended December 31, 2008 was $0.92. At December 31, 2009, there was no unrecognized compensation costs related to stock options granted.

Restricted Stock Grants

A summary of the status of the Company's non-vested stock grants as of December 31, 2009 and 2008 and changes during the year ended December 31, 2009 is presented below:

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity, continued
         --------------------

------------------------------------------- ----------------------------------- ----------------------------------------------

            Non-vested Shares                          Shares (000)                Weighted-average Grant Date Fair Value
------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at December 31, 2008                          521                                        $2.21
------------------------------------------- ----------------------------------- ----------------------------------------------
Granted                                                   74                                        $1.02
------------------------------------------- ----------------------------------- ----------------------------------------------
Vested                                                  (303)                                       $2.10
------------------------------------------- ----------------------------------- ----------------------------------------------
Forfeited                                                 --                                        $0.00
                                            -----------------------------------
------------------------------------------- ----------------------------------- ----------------------------------------------
Non-vested at December 31, 2009                          292                                        $2.03
                                            ==================================
------------------------------------------- ----------------------------------- ----------------------------------------------

The future expected expense for non-vested shares is $514,000 and will be recognized on a straight-line basis over the period January 1, 2010 through December 31, 2010.

Warrants
--------

At December 31, 2009, the Company had warrants outstanding to purchase 590,909 shares of common stock. The warrants have exercise prices ranging from $1.00 to $2.03 and contracted lives of 5 years. During the year ended December 31, 2009, 95,648 warrants were exercised and 928,479 warrants expired without being exercised.

NOTE 9 - Income Taxes
         ------------

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2009 and 2008.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in ASC 740. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2006 through 2009, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the years ended December 31, 2009 and 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Income Taxes (continued)
         ------------

The following table summarizes components of the provision for current and deferred income taxes for the years ended December 31, 2009 and 2008:

                                                                                             December 31,
                                                                                        2009              2008
                                                                                   ---------------- -----------------
                                                                                            (in thousands)
       Current
         Federal                                                                    $          53    $         23
         State and other                                                                        9               1
                                                                                    -------------    -------------

             Total                                                                             62              24
                                                                                    -------------    -------------
       Deferred
         Federal                                                                               --          (2,465)
         State and other                                                                       --            (402)
                                                                                    -------------     -------------
             Total                                                                             --          (2,867)
                                                                                    -------------     -------------

                  Provision for Income Taxes                                        $          62     $    (2,843)
                                                                                    =============     =============

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 2009 and 2008:

                                                                                               December 31,
                                                                                           2009            2008
                                                                                     ----------------- --------------
       U.S. Federal statutory tax rate                                                       34%            34%
       Permanent items                                                                         7             1
       Change in effective tax rate                                                           --             --
       State taxes                                                                             6              6
       Decrease in valuation allowance                                                       (43)          (253)
                                                                                     ----------------- --------------
                                                                                               4%          (212)%
                                                                                     ================= ==============

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

                                                                                               December 31,
                                                                                           2009             2008
                                                                                     ----------------- ----------------
                                                                                              (in thousands)
       Deferred tax assets
         Net operating loss carryforwards                                                  $ 21,750          $ 25,462
         Tax credit carryforwards                                                               406               419
         Fixed and intangible assets                                                             51                45
         Deferred revenue                                                                        30                30
         Value of stock options and stock compensation                                          224               223
         Unrealized loss on securities                                                          544               544
         Accruals                                                                               138               210
                                                                                           --------          --------
                                                                                             23,143            26,933
       Valuation allowance                                                                  (20,276)          (24,066)
                                                                                           --------          --------
             Deferred tax assets, net                                                      $  2,867          $  2,867
                                                                                           ========          =========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Income Taxes (continued)
         ------------

The change in the valuation allowance for deferred tax assets are summarized as follows:

----------------------------------------------------- ----- ---------------------------------------------------
                                                                    For the year ended December 31,
----------------------------------------------------- ----- ---------------------------------------------------
                                                                   2009                        2008
                                                                   ----                        ----
----------------------------------------------------- ----- ---------------------------- ----------------------
Beginning balance                                           $          24,066            $          29,369
----------------------------------------------------- ----- ---------------------------- ----------------------
Change in allowance                                                    (3,790)                      (5,303)
                                                            --------------------         --------------------
----------------------------------------------------- ----- ---------------------------- ----------------------
Ending balance                                              $          20,276            $          24,066
                                                            ==================           =================
----------------------------------------------------- ----- ---------------------------- ----------------------

At December 31, 2009, the Company has federal and state net operating loss carryforwards ("NOLs") remaining of approximately $62 million and $17 million, respectively, which may be available to reduce taxable income, if any. These NOLs expire through 2026. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. During 2009, the Company performed an evaluation as to whether a change in control had taken place. Management believes that there has been no change in control as such applies to Section 382. However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs. The NOL carryforward as of December 31, 2009 included approximately $915,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in-capital when realized.

NOTE 10 - Related Party and Other Transactions
          ------------------------------------

During the year ended December 31, 2006, the Company terminated and settled the consulting agreement with Mountain Meadow Farm and its associates, including SJ Associates (collectively "Mountain Meadow"). As part of the settlement the Company agreed to issue Mountain Meadow 90,638 restricted common shares valued at $34,000 and to pay for the costs of medical, life and certain other insurance through December 31, 2013 with the cost for such insurance not to exceed $200,000 in the aggregate or $50,000 in any 12 month period. At December 31, 2009, the Company has recorded a liability of $58,000 representing the estimated present value of this obligation. Mountain Meadow and its principal employee are shareholders of the Company.

NOTE 11 - Commitments and Contingencies
          -----------------------------

Operating Leases
----------------

Operating leases are primarily for office space, data centers, equipment and automobiles. At December 31, 2009, the future minimum lease payments under operating leases are summarized as follows:

                                          Amount
               Year ended December 31 (in thousands)
               ----------------------  ------------
                       2010              $420
                       2011               318
                       2012               103
                       2013                 1
                                         ----

                       Total             $842
                                         ====

Rent expense approximated $436,000 and $512,000 for the years ended December 31, 2009 and 2008, respectively.

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments and Contingencies (continued)
          -----------------------------

Employment Agreements
---------------------

On August 22, 2007, the Board ratified and approved the Services Agreement with its Chairman and Chief Executive Officer, effective June 1, 2007 for a term ending on December 31, 2010. The agreement calls for compensation of $20,000 per month (with a 10% increase on each annual anniversary subject to approval of the Company's Compensation Committee and based on performance of the Company), a one-time grant of 100,000 shares of restricted common stock and the granting of 10,000 shares of restricted common stock per month commencing with the execution of the Agreement and ending on December 1, 2010. The fair value of the stock grants is $1,193,000 based on the closing price of the shares on the grant date. During the years ended December 31, 2009 and 2008, the Company issued 150,000 and 120,000 restricted common shares and recorded $270,000 in 2009 and 2008 as compensation expense related to the services agreement. The agreement further provides for: reimbursement of certain expenses; living and travel expenses approximating $11,000 per month; and certain severance benefits in the event of termination prior to the expiration date.

On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Operating Officer (President and Chief Operating Officer from March 18, 2009), for a term ending on December 31, 2010. The agreement calls for compensation of $15,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During each of the years ended December 31, 2009 and 2008, the Company recorded $98,000 as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Technology Officer, for a term ending on December 31, 2010. The agreement calls for compensation of $16,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010. The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. During each of the years ended December 31, 2009 and 2008, the Company recorded $98,000 as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

On December 12, 2007, the Board ratified and approved an amendment to the Services Agreement with its Chief Financial Officer, for a term ending on December 31, 2009, with an option to extend for one additional year. The agreement was extended and expires on December 31, 2010. The agreement calls for compensation of $14,583 per month, and the granting of 2,500 shares of restricted common stock per month commencing on December 1, 2007 and ending on December 31, 2009. The fair value of the stock grants is $116,000 based on the closing price of the shares on the grant date and is being amortized over the contract period. In accordance with the extension of the Services Agreement an additional stock grant of 30,000 restricted common shares was granted and the fair value of the grant was $27,000 based on the closing price of the shares on the grant date. During the years ended December 31, 2009 and 2008, the Company recorded $59,000 and $56,000, respectively, as compensation expense related to the stock grant. The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

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

Future commitments under employment and consulting agreements total $817,000 for the year ended December 31, 2010.

NOTE 12 - Consolidated Statements of Cash Flows
          -------------------------------------

Supplemental disclosure of cash flow information for the years ended December 31, 2009 and 2008 is summarized as follows:

                                                 Year ended December 31,
                                                  2009              2008
                                            ----------------- ------------------
                                                     (in thousands)
     Interest paid                              $   53             $  69
                                                ======             =====
     Income taxes paid                          $   45             $  24
                                                ======             =====

Non-cash investing and financing activities for the years ended December 31, 2009 and 2008 are summarized as follows:

                                                                    Year Ended December 31,
                                                                      2009            2008
                                                                 --------------- --------------
                                                                         (in thousands)
   Dividends accrued                                                 $    26        $  616
                                                                     =======        ======
   Equipment notes incurred                                          $    55        $  295
                                                                     =======        ======
   Reduction  in  accounts   payable,   accrued  expenses
    and  dividends  payable upon exercise of options and  warrants   $    --        $  780
                                                                     =======        ======
   Common stock issued in settlement of liability                    $   197        $   68
                                                                     =======        ======
   Reduction of accrued liability through issuance of debt           $    --        $   62
                                                                     =======        ======

NOTE 13 - Products and Services
          ---------------------

The Company and its subsidiaries currently operate in one business segment and have, during the years 2009 and 2008, provided two separate products: SaaS Services and Custom Engineering Services. Refer to Note 1 for a detailed description of these products and services. Revenues from these products are as follows:

                                                        Year Ended December 31,
                                                        2009              2008
                                                  ----------------- ----------------
                                                            (in thousands)
       SaaS fees                                      $  8,946           $  7,935
       Custom Engineering fees                           1,063              1,674
                                                      ----------        ---------
              Total Revenue                           $ 10,009           $  9,609
                                                      ==========        =========

                      DIRECT INSITE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Major Customers
          ---------------

For the year ended December 31, 2009, IBM, HP Enterprise Services ("HP") (formerly EDS) and Siemens Shared Services LLC ("Siemens") accounted for 33.2 %, 50.9% and 10.6%, respectively, of the Company's revenue. In 2008, IBM, HP and Siemens accounted for 42.5%, 46.7% and 8.3% of revenue, respectively. Accounts receivable from these three customers at December 31, 2009 and 2008, amounted to $1,242,000 and $1,879,000, respectively. Loss of any of these customers would have a material adverse effect on the Company.

NOTE 15 - Subsequent Events
          -----------------

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.