Form 10-Q
period 2010-03-31
DIRECT INSITE CORP
filed 2010-05-14
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0 – 20660

DIRECT INSITE CORP.
 (Exact name of registrant as specified in its charter)

Delaware	11-2895590
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

13450 West Sunrise Blvd., Suite 510, Sunrise, FL	33323
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code       (631) 873-2900

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

The number of shares of $.0001 par value stock outstanding as of May 10, 2010 was: 11,404,368.

PART I – FINANCIAL INFORMATION	Page

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and
December 31, 2009	3
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure About Market Risk	17

Item 4T. Controls and Procedures	17

PART II – OTHER INFORMATION

Item 6. Exhibits	19

Signatures	20

CERTIFICATIONS	Exhibits

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(In thousands, except share data)
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,684	$1,758
Accounts receivable, net of allowance for doubtful accounts of $0 in 2010 and 2009	1,740	1,296
Deferred tax asset – current	750	750
Prepaid expenses and other current assets	64	76

Total current assets	4,238	3,880

Property and equipment, net	325	397
Deferred tax asset	2,117	2,117
Other assets	219	226

TOTAL ASSETS	$6,899	$6,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,444	$1,444
Current portion of capital lease obligations	4	6
Current portion of notes payable	173	177
Warrant liability	26	221
Dividends payable	26	26
Deferred revenue	75	75

Total current liabilities	1,748	1,949

Notes payable, net of current portion	100	143

Total liabilities	1,848	2,092

Series C Redeemable Preferred stock, 1,000 shares issued and outstanding in 2010 and 2009; liquidation preference of $1,000,000	1,000	1,000
Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; Series D Redeemable Preferred, 100 shares issued and outstanding in 2010 and 2009; liquidation preference of $100,000.	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 11,391,178 and 11,216,158 shares issued in 2010 and 2009, respectively; and 11,351,251 and 11,176,231 shares outstanding in 2010 and 2009, respectively	1	1
Additional paid-in capital	114,693	114,559
Accumulated deficit	(110,315)	(110,704)
	4,379	3,856
Common stock in treasury, at cost - 24,371 shares	(328)	(328)
Total shareholders’ equity	4,051	3,528

TOTAL LIABILITIES AND SHAREHODERS’ EQUITY	$6,899	$6,620
See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands, except share data)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$2,381	$2,294

Costs and expenses
Operations, research and development	893	866
Sales and marketing	471	343
General and administrative	730	740
Amortization and depreciation	76	97
	2,170	2,046

Operating income	211	248

Other (income) expense
Change in fair value of warrant liability	(195)	(21)
Other income	(26)	--
Interest expense, net	7	6

Income before income taxes	425	263

Provision for income tax	10	15

Net income	415	248

Preferred stock dividends	(26)	(79)

Net income attributable to common shareholders	$389	$169

Basic income per share attributable to common shareholders	$0.03	$0.02

Diluted income per share attributable to common shareholders	$0.03	$0.02
Basic weighted average common shares outstanding	11,282	10,670
Diluted weighted average common shares outstanding	11,553	11,093

See notes to condensed consolidated financial statements

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands, except share data)

	For the three months ended
	March 31,
	2010	2009

Cash flows from operating activities
Net income	$415	$248
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	76	97
Stock based compensation expense	134	149
Change in fair value of warrant liability	(195)	(21)
Changes in operating assets and liabilities:
Accounts receivable	(444)	8
Prepaid expenses and other current assets	17	(50)
Accounts payable and accrued expenses	--	(164)
Net cash provided by operations	3	267

Cash flows used in investing activities:
Expenditures for property and equipment	(2)	(7)

Cash flows from financing activities:
Payment of dividends on preferred stock	(26)	(124)
Proceeds from issuance of shares on exercise of warrants	--	100
Principal payments on capital lease obligations	(2)	(2)
Repayments of long-term debt	(47)	(41)
Net cash used in financing activities	(75)	(67)

Net increase (decrease) in cash and cash equivalents	(74)	193

Cash and cash equivalents – beginning of period	1,758	980

Cash and cash equivalents – end of period	$1,684	$1,173
Supplemental Disclosures:

Cash paid for interest	8	$8
Cash paid for income taxes	10	$--

Non-cash investing and financing activities:
Dividends accrued and unpaid	26	$79
Reduction in accrued liabilities through issuance of common stock	--	$197
Derivative liability on adoption of ASC Sub Topic 815-40
“Contracts in Entity’s Own Stock”	--	$146

See notes to condensed consolidated financial statements

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries (“Direct Insite” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of March 31, 2010, and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2010 and 2009, have been prepared by the Company and are not audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In addition, the December 31, 2009 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Form-10K. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the audited December 31, 2009 consolidated financial statements.

Use of Estimates

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

2.        The Company

Direct Insite Corp. was organized as a public company, under the laws of the State of Delaware on August 27, 1987.  Direct Insite operates as a Software as a Service provider (“SaaS”), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay (PTP) and Order-to-Cash (OTC) processes. The Company’s global Electronic Invoice Presentment and Payment (“EIP&P”) services automate manual business processes such as complex billing, invoice validation, invoice-to-order matching, consolidation, dispute handling, and payment processing.

As described in Note 8, the Company has three customers that accounted for approximately 95.3% and 97.4% of the Company's revenue for the three months ended March 31, 2010 and 2009, respectively.  Loss of International Business Machines Corp. ("IBM") or Hewlett Packard ("HP") would have a material adverse effect on the Company.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.        Stock Based Compensation

Stock Options

The Company accounts for stock options using the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation”. As a result, for the three months ended March 31, 2009, the Company recorded $9,000 in compensation expense for the fair value of options. There was no compensation expense for options during the three months ended March 31, 2010. At March 31, 2010, there was no unrecognized compensation costs related to stock options granted.

Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans.  Options generally vest over 3 years and expire five years from the date of the grant.  At March 31, 2010, 3,114,550 shares were authorized for issuance under the stock option plans.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.  The Company issues new shares to satisfy stock option exercises.  There were no options granted during the three months ended March 31, 2010 and 2009.

A summary of option activity under the plans for the three months ended March 31, 2010 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Balance, January 1, 2010	770	$0.68	2.0
Granted	--	--
Exercised	(150)	$0.63
Canceled	--	--
Forfeited	--	--
Balance, March 31, 2010	620	$0.69	2.2	$251
Exercisable, March 31, 2010	620	$0.69	2.2	$251

The total fair value of options vested during the three months ended March 31, 2010 and 2009 was $0 and $35,000, respectively.

Restricted Stock Grants

During the three months ended March 31, 2010 the Company granted 52,855 shares to directors as part of their compensation.  The stock grants had a fair value of approximately $50,000 based on the closing price of the stock on the date of the grant.  The stock grants vest over the two year period January 1, 2010 through December 31, 2011.

A summary of the status of the Company’s restricted non-vested shares issued pursuant to employment and service agreements as of March 31, 2010 and changes during the three months ended March 31, 2010 is presented below:

Non-vested Shares	Shares (in thousands)	Weighted-average Grant Date Fair Value

Non-vested at January 1, 2010	292	$2.03
Granted	53	$0.95
Vested	(80)	$1.94
Forfeited	--	--
Non-vested at March 31, 2010	265	$1.84

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.           Stock Based Compensation (continued)

For the three months ended March 31, 2010 and 2009 stock compensation expense for stock grants was approximately $134,000 and $140,000, respectively. At March 31, 2010, the future expected expense for non-vested shares is $429,000 and will be recognized on a straight-line basis over the period April 1, 2010 through December 31, 2011.

4.           Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about the price that would be received to sell an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 applies to all assets and liabilities that are measured and reported on a fair value basis.

ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 -- Observable inputs such as quoted prices in active markets;
Level 2 -- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
Level 3-- Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following are the Company’s major categories of liabilities measured at fair value on a recurring basis at March 31, 2010, categorized by the ASC 820 fair value hierarchy:

Fair Value Measurements at March 31, 2010 Using Significant Unobservable Inputs:

Description	(Level 3)
Liabilities:
Warrant liability	$26

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and a summary of the derivative warrant liability during the three months ended March 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Description	(Level 3)
Liabilities:
Balance at January 1, 2010	$221

Change in fair value included in operations	(195)

Balance, March 31, 2010	$26

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statement of income.

5.         Warrant Liability

The Company accounts for certain warrants as a derivative liability (see Note 4.) using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings.  The Company recognized a total non-cash gain of approximately $195,000 for the three months ended March 31, 2010 for these derivative warrants. The fair value of the derivative warrants was determined using the Black –Scholes valuation model using the closing price stock price of $1.04, a volatility rate of 13%, a risk free interest rate of 0.16% and a contractual life of .3 years.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.         Debt

Notes payable

At March 31, 2010 and December 31, 2009, notes payable consist of $273,000 and $320,000, respectively, of borrowings for the purchase of equipment.  These notes bear interest at rates ranging from 8.8% to 10.3% per year and mature through January 2012.  The notes are collateralized by the equipment purchased with net book values of $192,000 and $234,000, at March 31, 2010 and December 31, 2009, respectively.

Capitalized lease obligations

The Company has equipment under capital lease obligations expiring at various times through 2011.  The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.  The interest rates pertaining to these capital leases range from 12.3% to 15.3%.  At March 31, 2010, the gross and net book value of the related assets is approximately $14,000 and $0, respectively.  At December 31, 2009, the gross and net book value of the related assets was approximately $14,000 and $4,000, respectively.

7.         Shareholders' Equity

The following table summarizes the changes in shareholders’ equity for the three months ended March 31, 2010:

In thousands
Balance, January 1, 2010	$3,528
Dividends accrued	(26)
Stock based compensation	134
Net income	415
Balance – March 31, 2010	$4,051

Common Stock and Option Issuances

During the three months ended March 31, 2010 the Company issued 56,680 common shares on the exercise of options on a cashless basis.

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

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.           Shareholders' Equity (continued)

Earnings Per Share

The Company displays earnings per share in accordance with ASC 260, “Earnings Per Share”.  ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Outstanding stock options, warrants and other potential stock issuances are not included in the computation when their effect would be anti-dilutive.  The following table presents the shares used in the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(in thousands)	(in thousands)
Weighted Average Common shares outstanding	11,282	10,670
Options to purchase common stock	265	396
Restricted stock grants	6	27
Total diluted shares	11,553	11,093

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(in thousands)	(in thousands)

Options to purchase common stock	75	123
Warrants to purchase common stock	500	943
Restricted stock grants	197	487

Total potential common shares	772	1,553

Subsequent to March 31, 2010 the Board of Directors approved the redemption of all of the outstanding Series C and Series D Redeemable Preferred stock totaling $1,100,000 plus accrued dividends.  The redemption date was set as May 26, 2010.

8.           Products and Services

The Company and its subsidiaries currently operate in one business segment and provide two separate products: SaaS services and custom engineering services.  The following table displays revenue by product (in thousands):

	Three Months Ended March 31,
	2010	2009

SaaS fees	$2,172	$2,233
Custom engineering fees	209	61

Total Revenue	$2,381	$2,294

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.           Products and Services (continued)

Major Customers

For the three months ended March 31, 2010 and 2009, IBM accounted for 32.5% and 36.2% of revenue, respectively.  For the three months ended March 31, 2010 and 2009, HP accounted for 52.7% and 48.6% of revenue, respectively.  For the three months ended March 31, 2010 and 2009 Siemens Shared Services LLC (“Siemens”) accounted for 10.1% and 12.6% of revenue, respectively. Accounts receivable from these customers amounted to $1,660,000 and $1,242,000 at March 31, 2010 and December 31, 2009, respectively.

9.           Income Taxes

In its interim financial statements the Company follows the guidance in ASC 270, “Interim Reporting” (“ASC 270”) and ASC 740, “Income Taxes” (“ASC740”) whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim period’s income or loss.  The current period provision of approximately $80,000 is offset by a reduction in the valuation allowance of approximately $80,000 on the deferred tax asset that was established in prior years. The income taxes recorded represent Florida state taxes for which no net operating losses exist. During the three months ended March 31, 2010, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.  At December 31, 2009, the Company had federal and state net operating loss carry forwards (“NOLs”) remaining of approximately $62 million and $17 million, respectively, which may be available to reduce taxable income, if any.  These NOLs expire through 2026.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.       New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued new accounting guidance, under Accounting Standards Update ("ASU") No. 2009-13 “Revenue Recognition” (Topic 605), which amends revenue recognition policies for arrangements with multiple deliverables. This guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  The Company has not completed their assessment of the impact this new guidance may have on its consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued new accounting guidance, under ASU N0. 2009-14 “Software” (Topic 985), which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of this new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company has not completed their assessment of this new guidance on their consolidated financial condition, results of operations or cash flows.

11.       Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Except as disclosed in Note 7, based upon the evaluation, the Company did not identify any other recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, the risk of errors or failures in the Company's software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, the dependence on key personnel, and such other risk factors which may arise from time to time including, but not limited to, the risk factors as set forth in the Company’s Reports on Form 10K as filed with the Securities Exchange Commission. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

Overview

Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as “Direct Insite” or the “Company”), was organized as a public company, under the laws of the State of Delaware on August 27, 1987.  Direct Insite operates as a Software as a Service provider (“SaaS”), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay (PTP) and Order-to-Cash (OTC) processes. The Company’s global Electronic Invoice Presentment and Payment (“EIP&P”) services automate manual business processes such as complex billing, invoice validation, invoice-to-order matching, consolidation, dispute handling, and payment processing.

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

For the three months ended March 31, 2010 and 2009, IBM accounted for 32.5% and 36.2% of revenue, respectively.  For the three months ended March 31, 2010 and 2009, HP accounted for 52.7% and 48.6% of revenue, respectively.  Siemens Shared Services LLC accounted for 10.1% and 12.6% of revenue for the three months ended March 31, 2010 and 2009, respectively.

DIRECT INSITE CORP. AND SUBSIDIARIES

Critical accounting policies

Our condensed consolidated financial statements and the notes thereto contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  On a continuing basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

Revenue Recognition

We record revenue in accordance with ASC 605 “Revenue Recognition” (“ASC 605”) and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, we enter into arrangements whereby the Company is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, the Company allocates the total revenue to be earned among the various elements based on their relative fair values.  The Company recognizes revenue related to the delivered products or services only if:

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

Custom Engineering Services

We perform custom engineering services which are single contractual agreements involving modification or customization of the Company’s proprietary SaaS software solution. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized at the lesser of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of ASC 605.

DIRECT INSITE CORP. AND SUBSIDIARIES

Cost of Revenue

Cost of revenue in the condensed consolidated statements of operations is presented along with operations, research and development costs and exclusive of amortization and depreciation shown separately.  Custom Engineering Services costs related to uncompleted milestones are deferred and included in other current assets, when applicable.

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  At March 31, 2010 and December 31, 2009, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets

ASC 360 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  The Company accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment”, for purposes of determining and measuring impairment of its other intangible assets.  It is the Company’s policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions.   If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.  In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the three month periods ended March 31, 2010 and 2009, respectively.

Income Taxes

We currently have significant deferred tax assets. ASC 740 “Income Taxes”, requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, accounting standards provide that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis (see note 9 to the Condensed Consolidated Financial Statements).

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

DIRECT INSITE CORP. AND SUBSIDIARIES

Results of operations

For the three months ended March 31, 2010 revenue increased $87,000 (3.8%) to $2,381,000, compared to revenue of $2,294,000 for the three months ended March 31, 2009.  This increase is primarily the result of an increase in engineering services revenue of $148,000 from HP, offset by a small decrease of $61,000 in our recurring SaaS IOL services revenue.  Included in revenue for the three months ended March 31, 2010 is $163,000 of revenue from work performed in 2009 but recognized in 2010 because certain revenue recognition requirements including customer acceptance had not been met until 2010.  No costs for such work were deferred at December 31, 2009 for the same reason.

For the three months ended March 31, 2010 we had income from operations of $211,000 compared to income from operations of $248,000 for the three months ended March 31, 2009.  We had net income of $415,000 for the three months ended March 31, 2010, compared to net income of $248,000 for the three months ended March 31, 2009.  Net income includes non-operating income of $195,000 and $21,000 for the three months ended March 31, 2010 and 2009, respectively, resulting from the change in the fair value of the warrant liability.

Costs of operations, research and development increased by $27,000 (3.1%) to $893,000 for the three months ended March 31, 2010, compared to costs of $866,000 for the three months ended March 31, 2009.  These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance.  Also included are cost for purchased services, network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and SaaS production services.  The increase in 2010 is principally due to an increase in salaries and related costs of $113,000 off set by a decrease of $83,000  in the cost of purchased services, resulting from a decrease in outsourcing certain services in support of a product offering to one customer.  Other costs of operations decreased $3,000.

Sales and marketing costs increased $128,000 (37.3%) to $471,000 for the three months ended March 31, 2010, compared to costs of $343,000 for the same period in 2009.  We continue to invest in direct marketing campaigns to increase our business and expand our customer base.  The increase is due to an increase in consulting fees of $52,000 primarily from adding a sales agent and engaging a market research firm.   In addition, stock compensation costs increased $24,000 and trade shows and travels expense increased $20,000.  All other sales and marketing costs increased $32,000.

General and administrative costs decreased $10,000 (1.4%) to $730,000 for the three months ended March 31, 2010, compared to costs of $740,000 for the same period in 2009.  The decrease is principally due to a decrease in legal costs of $47,000 offset by an increase of $39,000 in travel costs.  In 2009 we had legal costs related to the settlement of a claim by a former employee with no similar costs in 2010. The increase in travel is due to higher costs incurred for staff travel between the New York and Florida offices for planning and training. All other administrative costs decreased $2,000.

Amortization and depreciation expense was $76,000 for the three months ended March 31, 2010, a decrease of $21,000 (21.6%) from the cost of $97,000 for the same period in 2009.  The decrease is due to equipment becoming fully depreciated and a lower rate of new equipment acquisitions.

Other income for the three months ended March 31, 2010 and 2009 consists of the change in the fair value of the warrant liability of $195,000 and $21,000, respectively.

Interest expense, net was $7,000 for the three months ended March 31, 2010 compared to interest expense, net of $6,000 for the same period in 2008.

Financial Condition and Liquidity

Cash provided by operating activities for the three months ended March 31, 2010 was $3,000 compared to cash provided by operating activities of $267,000 for the three months ended March 31, 2008.  This consisted of net income of $415,000, increased by non-cash income and expenses of $210,000, including depreciation and amortization of property and equipment of $76,000, stock-based compensation expense of $134,000, offset by the change in the fair value of the warrant liability of ($195,000).  In addition accounts receivable increased by $444,000, principally due to greater sales in the first quarter of 2010 compared to the fourth quarter of 2009.  This was offset by a decrease in prepaid expenses of $17,000.

DIRECT INSITE CORP. AND SUBSIDIARIES

Cash used in investing activities was $2,000 for the three months ended March 31, 2010, compared to $7,000 for same period in 2009.  This was principally expenditures for equipment.

Cash used in financing activities totaled $75,000 for the three months ended March 31, 2010, compared to cash used in financing activities of $67,000 for the three months ended March 31, 2009.  We paid $26,000 in dividends on preferred stock and repaid $49,000 of long-term debt and capital lease obligations in the first three months of 2010.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as such term is defined by the rules established under the Securities Exchange Act of 1934.

Based on our evaluation which took place as of March 31, 2010 (the “Evaluation Date”), we believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting.  More specifically, the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control.  The Company has been aware of this material weakness since January 2004 at which time the staff of the accounting department was reduced.  As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff.  Subsequent to March 31, 2010 the Company employed a controller which we believe will improve internal control through the further segregation of duties.

Changes in Internal Control Over Financial Reporting

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization. In 2007 the Company adopted and implemented the control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).

DIRECT INSITE CORP. AND SUBSIDIARIES

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. However, due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the CFO.

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a material weakness as of the Evaluation Date, under standards established by the Public Company Accounting Oversight Board. As previously stated, the material weakness relates to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer as mentioned above, of transactions and accounting entries.

DIRECT INSITE CORP. AND SUBSIDIARIES

PART II – OTHER INFORMATION

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

DIRECT INSITE CORP.

/s/ James A. Cannavino
James A. Cannavino, Chief Executive Officer	May 13, 2010

/s/ Michael J. Beecher
Michael J. Beecher, Chief Financial Officer	May 13, 2010