Form 10-Q
period 2010-06-30
DIRECT INSITE CORP
filed 2010-08-12
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
                       Non-accelerated filer [ ]                                                                           Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes [  ]    No [ X ]

The number of shares of $.0001 par value stock outstanding as of August 10, 2010 was: 11,536,640.

PART I – FINANCIAL INFORMATION	Page

Item 1.- Financial Statements.

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and
December 31, 2009	3

Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 -Quantitative and Qualitative Disclosure About Market Risk	17

Item 4T - Controls and Procedures	17

PART II – OTHER INFORMATION

Item 6. Exhibits	19

Signatures	20

CERTIFICATIONS Exhibits

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 and DECEMBER 31, 2009
(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,250	$1,758
Accounts receivable, net of allowance for doubtful accounts of $0 in 2010 and 2009	1,691	1,296
Deferred tax asset – current	750	750
Prepaid expenses and other current assets	30	76
Total current assets	3,721	3,880

Property and equipment, net	295	397
Deferred tax asset	2,117	2,117
Other assets	225	226

TOTAL ASSETS	$6,358	$6,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,631	$1,444
Current portion of capital lease obligations	3	6
Current portion of notes payable	154	177
Warrant liability	--	221
Dividends payable	--	26
Deferred revenue	30	75
Total current liabilities	1,818	1,949

Notes payable, net of current portion	62	143

Total liabilities	1,880	2,092

Series C Redeemable Preferred stock, 0 shares issued and outstanding in 2010 and 1,000 shares issued and outstanding in 2009; liquidation preference of $1,000,000	--	1,000
Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; Series D Redeemable Preferred, 0 shares issued and outstanding in 2010 and 100 shares issued and outstanding in 2009; liquidation preference of $100,000.	--	--
Common stock, $0.0001 par value; 50,000,000 shares authorized; 11,523,450 and 11,216,158 shares issued in 2010 and 2009, respectively; and 11,483,523 and 11,176,231 shares outstanding in 2010 and 2009, respectively	1	1
Additional paid-in capital	114,728	114,559
Accumulated deficit	(109,923)	(110,704)
	4,806	3,856
Common stock in treasury, at cost - 24,371 shares	(328)	(328)
Total shareholders’ equity	4,478	3,528

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,358	$6,620
See notes to condensed consolidated financial statements

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 and 2009
(In thousands, except share share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$2,513	$2,880	$4,894	$5,174

Costs and expenses
Operations, research and development	909	1,007	1,802	1,873
Sales and marketing	403	354	874	697
General and administrative	742	640	1,472	1,380
Depreciation and amortization	61	93	137	190
	2,115	2,094	4,285	4,140

Operating income	398	786	609	1,034

Other (income) expense
Change in fair value of warrant liability	(26)	78	(221)	57
Other income	--	--	(26)	--
Interest expense, net	6	7	13	13

Income before provision for income tax	418	701	843	964

Provision for income taxes	(10)	(17)	(20)	(32)

Net income	408	684	823	932

Preferred stock dividends	(16)	(79)	(42)	(158)

Net income attributable to common shareholders	$392	$605	$781	$774

Basic income per share attributable to common shareholders	$0.03	$0.06	$0.07	$0.07

Diluted income per share attributable to common shareholders	$0.03	$0.05	$0.07	$0.07

Basic weighted average common shares outstanding	11,430	10,800	11,356	10,735

Diluted weighted average common shares outstanding	11,635	11,016	11,594	11,054

See notes to condensed consolidated financial statements

DIRECT INSITE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands)
                                                                            For
	For the Six Months Ended
	June 30,
	2010 2009

Cash flows from operating activities
Net income	$823	$932
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	137	190
Stock based compensation expense	269	290
Change in fair value of warrant liability	(221)	57
Changes in operating assets and liabilities:
Accounts receivable	(395)	134
Prepaid expenses and other current assets	46	107
Accounts payable and accrued expenses	187	(144)
Deferred revenue	(45)	(8)
Net cash provided by operations	801	1,558

Cash flows used in investing activities:
Expenditures for property and equipment	(34)	(25)

Cash flows from financing activities:
Payment of dividends on preferred stock	(68)	(203)
Redemption of preferred stock	(1,100)	--
Proceeds from issuance of shares on exercise of warrants	--	100
Principal payments on capital lease obligations	(3)	(4)
Repayments of long-term debt	(104)	(85)
Net cash used in financing activities	(1,275)	(192)

Net (decrease) increase in cash and cash equivalents	(508)	1,341

Cash and cash equivalents – beginning of period	1,758	980

Cash and cash equivalents – end of period	$1,250	$2,321
Supplemental Disclosures: Cash paid for interest	$15	$17
Cash paid for income taxes	$22	$4
Non-cash investing and financing activities:
Dividends accrued and unpaid	$--	$79
Reduction in accrued liabilities through issuance of common stock	$--	$198
Derivative liability on adoption of ASC 815-40, "Contracts in Entity's Own Stock"	$--	$147

See notes to condensed consolidated financial statements

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries (“Direct Insite” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of June 30, 2010, and the condensed consolidated statements of income and cash flows for the three and six months ended June 30, 2010 and 2009, have been prepared by the Company and are not audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In addition, the December 31, 2009 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

As described in Note 8, the Company has three customers that accounted for approximately 95.5% and 94.7% of the Company's revenue for the six months ended June 30, 2010 and 2009, respectively.  Loss of International Business Machines Corp. (“IBM”) or Hewlett-Packard (“HP”) would have a material adverse effect on the Company.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.         Stock Based Compensation

Stock Options

The Company accounts for stock options using the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, "Compensation-Stock Compensation”. As a result, for the three and six month periods ended June 30, 2009 the Company recorded $0 and $9,000, respectively, in compensation expense for the fair value of options. For the three and six month periods ended June 30, 2010 there was no compensation expense for options. At June 30, 2010, there was no unrecognized compensation costs related to stock options granted.

Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans.  Options generally vest over 3 years and expire five years from the date of the grant.  At June 30, 2010, 3,061,954 shares were authorized for issuance under the stock option plans.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.  The Company issues new shares to satisfy stock option exercises.  There were no options granted during the six months ended June 30, 2010 and 2009.

A summary of option activity under the plans for the six months ended June 30, 2010 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance,January 1, 2010	770	$0.68
Granted	--	--
Exercised	(220)	$0.51
Canceled	--	--
Forfeited	--	--
Balance, June 30, 2010	550	$0.75	2.0	$182
Exercisable, June 30, 2010	550	$0.75	2.0	$182

The total fair value of options vested during the six months ended June 30, 2010 and 2009 was $0 and $35,000, respectively.

Restricted Stock Grants

During the six months ended June 30, 2010 the Company granted 52,855 shares to directors as part of their compensation.  The stock grants had a fair value of approximately $50,000 based on the closing price of the stock on the date of the grant.  The stock grants vest over the two year period January 1, 2010 through December 31, 2011.

A summary of the status of the Company’s restricted non-vested shares issued pursuant to employment and service agreements as of June 30, 2010 and changes during the six months ended June 30, 2010 is presented below:

Non-vested Shares	Shares (in thousands)	Weighted- average Grant Date Fair Value
Non-vested at January 1, 2010	292	$2.03
Granted	53	$0.95
Vested	(159)	$1.94
Forfeited	--	--
Non-vested at June 30, 2010	186	$1.80

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.           Stock Based Compensation (continued)

For the three months ended June 30, 2010 and 2009 stock compensation expense for stock grants was $135,000 and $140,000, respectively. For the six months ended June 30, 2010 and 2009 stock compensation expense for stock grants was $269,000 and $281,000, respectively.  At June 30, 2010, the future expected expense for non-vested shares is $294,000 and will be recognized on a straight-line basis over the period July 1, 2010 through December 31, 2011.

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

ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

    Level 1 – Observable inputs such as quoted prices in active markets;
Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and a summary of the derivative warrant liability during the six months ended June 30, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Description	(Level 3)
Liabilities:
Balance at January 1, 2010	$221

Change in fair value included in operations	(221)

Balance, June 30, 2010	$0

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statement of income.

5.       Warrant Liability

The Company accounts for certain warrants as a derivative liability (see Note 4.) using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings.  The Company recognized a total non-cash gain of approximately $26,000 and $221,000 for the three and six months ended June 30, 2010, respectively, for these derivative warrants.  At June 30, 2010 the warrant liability was $0 and the warrants expired without exercise in July 2010.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.           Debt

Notes payable

At June 30, 2010 and December 31, 2009, notes payable consist of $216,000 and $320,000, respectively, of borrowings for the purchase of equipment.  These notes bear interest at rates ranging from 8.8% to 10.3% per year and mature through January 2012.  The notes are collateralized by the equipment purchased with net book values of $162,000 and $234,000, at June 30, 2010 and December 31, 2009, respectively.

Capitalized lease obligations

The Company has equipment under a capital lease obligation expiring in 2011.  The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.  The interest rates pertaining to this capital lease is 15.3%.  At June 30, 2010, the gross and net book value of the related assets is approximately $14,000 and $2,000, respectively.  At December 31, 2009, the gross and net book value of the related assets was approximately $14,000 and $4,000, respectively.

7.           Shareholders' Equity

The following table summarizes the changes in shareholders’ equity for the six months ended June 30, 2010:

In thousands
Balance, January 1, 2010	$3,528
Dividends accrued	(42)
Stock based compensation	269
Redemption of Series D Preferred Stock	(100)
Net income	823
Balance – June 30, 2010	$4,478

Common Stock and Option Issuances

During the six months ended June 30, 2010 the Company issued 135,000 restricted common shares with a fair value of $284,000 based on the closing share price on the date of the grant to certain officers under employment agreements.  The Company also issued 109,276 shares on exercise of 220,000 options on a cashless basis.  In addition, the Company considers outstanding 63,016 common shares held in deferred compensation accounts for directors.

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

            Preferred Stock

During the six months ended June 30, 2010 the Company redeemed all of the Series C Preferred and Series D Preferred stocks for a total of $1,100,000.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7.           Shareholders' Equity (continued)

Earnings Per Share

The Company displays earnings per share in accordance with ASC 260, “Earnings Per Share”.  ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Outstanding stock options,  warrants and other potential stock issuances are not included in the computation when their effect would be anti-dilutive.  The following table presents the shares used in the computation of diluted earnings per share for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted Average Common shares outstanding	11,430	10,800	11,356	10,735
Options to purchase common stock	200	188	232	292
Restricted stock grants	5	28	6	27
Total diluted shares	11,635	11,016	11,594	11,054

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS consist of the following (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options to purchase common stock	75	830	75	830
Warrants to purchase common stock	500	943	500	943
Restricted stock grants	131	420	131	420
Total potential common shares	706	2,193	706	2,193

8.           Products and Services

The Company and its subsidiaries currently operate in one business segment and provide two separate products: SaaS services and custom engineering services.  The following table displays revenue by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
SaaS fees	$2,204	$2,253	$4,377	$4,485
Custom engineering fees	309	627	517	689

Total Revenue	$2,513	$2,880	$4,894	$5,174

Major Customers

For the three and six month periods ended June 30, 2010, IBM accounted for 34.3% and 33.4% of revenue, respectively, compared to 28.3% and 31.8% for the three and six month periods ended June 30, 2009, respectively.  For the three and six month periods ended June 30, 2010, HP accounted for 51.7% and 52.2% of revenue, respectively, compared to

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.           Products and Services (continued)

54.2% and 51.7% for the three and six month periods ended June 30, 2009, respectively.  For the three and six month periods ended June 30, 2010, Siemens accounted for 9.7% and 9.9% of revenue, respectively, compared to 10.1% and 11.2% for the three and six month periods ended June 30, 2009, respectively.  Accounts receivable from these customers amounted to $1,639,000 and $1,242,000 at June 30, 2010 and December 31, 2009, respectively.

9.           Income Taxes

In its interim financial statements the Company follows the guidance in ASC 270, “Interim Reporting” (“ASC 270”) and ASC 740, “Income Taxes” (“ASC740”) whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim period’s income or loss.  The current period federal provision for the six months ended June 30, 2010 of approximately $200,000 is offset by a reduction in the valuation allowance of approximately $200,000 on the deferred tax asset that was established in prior years. The income taxes recorded represent Florida state taxes for which no net operating losses exist. During the six months ended June 30, 2010, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.  At December 31, 2009, the Company had federal and state net operating loss carry forwards (“NOLs”) remaining of approximately $62 million and $17 million, respectively, which may be available to reduce taxable income, if any.  These NOLs expire through 2026.

10.      New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, under Accounting Standards Update (“ASU”) No. 2009-13 “Revenue Recognition” (Topic 605), which amends revenue recognition policies for arrangements with multiple deliverables. This guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  The Company has not completed their assessment of the impact this new guidance may have on its consolidated financial condition, results of operations or cash flows.

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

For the three and six months ended June 30, 2010, IBM accounted for 34.3% and 33.4% of revenue, respectively, compared to 28.3% and 31.8% of revenue for the three and six month periods ended June 30, 2009.  For the three and six months ended June 30, 2010, HP accounted for 51.7% and 52.2% of revenue, respectively, compared to 54.2% and 51.7% of revenue for the three and six month periods ended June 30, 2009.  Siemens Shared Services LLC accounted for 9.7% and 9.9% of revenue for the three and six month periods ended June 30, 2010, respectively, compared to 10.1% and 11.2% of revenue for the three and six month periods ended June 30, 2009, respectively.

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

DIRECT INSITE CORP. AND SUBSIDIARIES

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

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•
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

Revenue Recognition

We record revenue in accordance with ASC 605 “Revenue Recognition” (“ASC 605”) and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, we enter into arrangements whereby the Company is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, the Company allocates the total revenue to be earned among the various elements based on their relative fair values.  The Company recognizes revenue related to the delivered products or services only if:

▪ Any undelivered products or services are not essential to the functionality of the delivered products or services;

▪ Payment for the delivered products or services is not contingent upon delivery of the remaining products or services;

▪ We have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services and it is probable that such amount is collectible;

▪ There is evidence of the fair value for each of the undelivered products or services;

▪ Delivery of the delivered element represents the culmination of the earnings process.

The following are the specific revenue recognition policies for each major category of revenue.

SaaS Services

We provide transactional data processing services through our SaaS software solutions to our customers.  The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes. Revenue is recognized as the services are performed.

Custom Engineering Services

We perform custom engineering services which are single contractual agreements involving modification or customization of the Company’s proprietary SaaS software solution. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized at the lesser of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of ASC 605 “Revenue Recognition of Construction-Type and Production-Type Contracts.”

DIRECT INSITE CORP. AND SUBSIDIARIES

Cost of Revenue

Cost of revenue in the condensed consolidated statements of operations is presented along with operations, research and development costs and exclusive of amortization and depreciation shown separately.  Custom Engineering Services costs related to uncompleted milestones are deferred and included in other current assets, when applicable.

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  At June 30, 2010 and December 31, 2009, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets

ASC 360 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  The Company accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment”, for purposes of determining and measuring impairment of its other intangible assets.  It is the Company’s policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions.   If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.  In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the six months ended June 30, 2010 and 2009, respectively.

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

DIRECT INSITE CORP. AND SUBSIDIARIES

Results of operations

For the three and six month periods ended June 30, 2010 we had net income of $408,000 and $823,000, respectively, compared to net income of $684,000 and $932,000 for the three and six month periods ended June 30, 2009, respectively.  The decrease in income for the three and six months of 2010 compared to 2009 is principally due to the decrease in revenue as discussed below.

For the three and six months ended June 30, 2010 revenue decreased $367,000 (12.7%) to $2,513,000 and $280,000 (5.4%) to $4,894,000, respectively, compared to revenue of $2,880,000 and $5,174,000, for the three and six months ended June 30, 2009, respectively.  This decrease is primarily the result of a decrease in our non-recurring engineering services revenue of $318,000 (50.7%) and $172,000 (25.0%)  for the three and six months ended June 30, 2010, respectively.  This decrease is due to completing certain projects for HP and other customers in 2009.  Recurring revenue decreased $49,000 (2.2%) and $108,000 (2.4%) for the three and six months ended June 30, 2010, respectively, compared to recurring revenue for the same periods in 2009, principally as a result of lower scanning services revenue for Siemens.

Costs of operations, research and development decreased $98,000 (9.7%) and $71,000 (3.8%) to $909,000 and $1,802,000, for the three and six month periods ending June 30, 2010, respectively, compared to the same periods in 2009.  These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance.  Also included are cost for purchased services, network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and SaaS production services.  The decrease in costs is principally due to a decrease in costs for outsourced scanning services for Siemens as a result of converting their vendor invoices from paper to electronic.

Sales and marketing costs increased $49,000 (13.8%) to $403,000 and $177,000 (25.4%) to $874,000 for the three and six month periods ended June 30, 2010, compared to costs of $354,000 and $697,000 for the three and six month periods ended June 30, 2009, respectively.  The increase is principally due to increases in trade show costs including related travel expenses and an increase in costs for market research as we continue to expand our direct marketing activities.

General and administrative costs increased $102,000 (15.9%) and $92,000 (6.7%) to $742,000 and $1,472,000, for the three and six months ended June 30, 2010, compared to costs of $640,000 and $1,380,000 for the three and six month periods in 2009, respectively.  The increase in costs are primarily due to increases in salaries and related costs and increase in travel expenses.

Amortization and depreciation expense was $61,000 and $137,000 for the three and six months ended June 30, 2010, respectively, a decrease of $32,000 (34.4%) and $53,000 (27.9%) over costs for the same periods in 2009.  The decrease is due to equipment becoming fully depreciated.

Other income for the three and six months ended June 30, 2010 consists of the change in the fair value of the warrant liability of $26,000 and $221,000, respectively.  In addition we had $26,000 of miscellaneous income in the first half of 2010.

Interest expense, net, was $6,000 and $13,000 for the three and six months ended June 30, 2010, respectively, compared to interest expense, net, of $7,000 and $13,000 for the same periods in 2009. The decrease in the three months ended June 30, 2010 compared to the same period in 2009 is due to lower loan balances and no new borrowings in 2010.

Financial Condition and Liquidity

Cash provided by operating activities for the six months ended June 30, 2010 was $801,000 compared to cash provided by operating activities of $1,558,000 for the six months ended June 30, 2009.  This consisted of net income of $823,000, increased by non-cash income and expenses of $185,000, including depreciation and amortization of property and equipment of $137,000, stock-based compensation expense of $269,000, offset by the change in the fair value of the warrant liability of ($221,000).  In addition accounts receivable increased by $395,000 and prepaid expenses decreased $46,000.  The increase in accounts receivable is due to higher sales in the second quarter of 2010 compared to the fourth quarter of 2009 and an increase in receivables from HP.  Accounts payable and accrued expenses increased $187,000 and deferred revenue decreased $45,000.  The increase in accounts payable is primarily due to an increase in payables to a sub-contractor.

DIRECT INSITE CORP. AND SUBSIDIARIES

Cash used in investing activities was $34,000 for the six months ended June 30, 2010, compared to $25,000 for same period in 2009.  This was principally expenditures for equipment.

Cash used in financing activities totaled $1,275,000 for the six months ended June 30, 2010, compared to cash used in financing activities of $192,000 for the six months ended June 30, 2009.  We paid $68,000 in dividends on preferred stock and repaid $107,000 of long-term debt and capital lease obligations in the first six months of 2010.  Additionally we redeemed $1,100,000 of preferred stock, eliminating all preferred stock previously outstanding.

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

Based on our evaluation which took place as of June 30, 2010 (the “Evaluation Date”), we believe that these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting.  More specifically, the Company has a limited number of personnel in the finance and accounting area and therefore one person performs various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control.  The Company has been aware of this material weakness since January 2004 at which time the staff of the accounting department was reduced.  As a result the Chief Financial Officer devotes substantive time to reviewing the accounting records and financial reports and the Company expects that this will continue until financial resources permit engaging additional accounting staff.  Subsequent to June 30, 2010 the Company employed a controller which we believe will improve internal control through the further segregation of duties.

DIRECT INSITE CORP. AND SUBSIDIARIES

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

DIRECT INSITE CORP.

/s/  James A. Cannavino
James A. Cannavino, Chief Executive Officer                 August 12, 2010

/s/ Michael J. Beecher
Michael J. Beecher,  Chief Financial Officer                   August 12, 2010