Form 10-Q
period 2010-09-30
DIRECT INSITE CORP
filed 2010-11-12
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0 – 20660

DIRECT INSITE CORP.
 (Exact name of registrant as specified in its charter)

Delaware	11-2895590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13450 West Sunrise Boulevard, Suite 510, Sunrise, FL	33323
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(631) 873-2900

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

                 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                   Yes [  ] No [ X ]

  The number of shares of $.0001 par value stock outstanding as of November 10, 2010 was:    11,650,823

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(In thousands, except share data)

	September 30, 2010	December 31,
	(Unaudited)	2009
ASSETS
Current assets
Cash and cash equivalents	$1,629	$1,758
Accounts receivable, net of allowance for doubtful accounts of $0 in 2010 and 2009	1,709	1,296
Deferred tax asset – current	750	750
Prepaid expenses and other current assets	77	76

Total current assets	4,165	3,880

Property and equipment, net	410	397
Deferred tax asset	2,117	2,117
Other assets	223	226

TOTAL ASSETS	$6,915	$6,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,614	$1,444
Current portion of capital lease obligations	1	6
Current portion of notes payable	211	177
Warrant liability	--	221
Dividends payable	--	26
Deferred revenue	70	75

Total current liabilities	1,896	1,949

Notes payable, net of current portion	121	143

Total liabilities	2,017	2,092

Series C Redeemable Preferred stock, 0 shares issued and outstanding in 2010 and 1,000 shares issued and outstanding in 2009; liquidation preference of $1,000,000	--	1,000
Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; Series D Redeemable Preferred, 0 shares issued and outstanding in 2010 and 100 shares issued and outstanding in 2009; liquidation preference of $100,000.	--	--
Common stock, $0.0001 par value; 50,000,000 shares authorized; 11,637,633 and 11,216,158 shares issued in 2010 and 2009, respectively; and 11,597,706 and 11,176,231 shares outstanding in 2010 and 2009, respectively	1	1
Additional paid-in capital	114,855	114,559
Accumulated deficit	(109,630)	(110,704)
	5,226	3,856
Common stock in treasury, at cost - 24,371 shares	(328)	(328)
Total shareholders’ equity	4,898	3,528

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,915	$6,620

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$2,316	$2,474	$7,210	$7,648

Costs and expenses
Operations, research and development	818	862	2,620	2,735
Sales and marketing	422	364	1,296	1,061
General and administrative	717	567	2,189	1,947
Depreciation and amortization	64	87	201	277
	2,021	1,880	6,306	6,020

Operating income	295	594	904	1,628

Other (income) expense
Change in fair value of warrant liability	--	101	(221)	158
Other income, net	(1)	(1)	(27)	(1)
Interest expense, net	3	6	16	19

Income before provision income tax	293	488	1,136	1,452

Provision for income taxes	--	23	20	55

Net income	293	465	1,116	1,397

Preferred stock dividends	---	(50)	(42)	(208)

Net income attributable to common shareholders	$293	$415	$1,074	$1,189

Basic income per share attributable to common shareholders	$0.03	$0.04	$0.09	$0.11

Diluted income per share attributable to common shareholders	$0.03	$0.04	$0.09	$0.11

Basic weighted average common shares outstanding	11,563	10,878	11,426	10,783

Diluted weighted average common shares outstanding	11,695	11,300	11,628	11,137

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands, except share data)

          For the Nine Months Ended
           September 30,
	2010	2009
Cash flows from operating activities
Net income	$1,116	$1,397
Adjustments to reconcile net income to net cash provided by operations:

Amortization and depreciation	201	277
Stock based compensation expense	404	430
Change in fair value of warrant liability	(221)	158
Changes in operating assets and liabilities:
Accounts receivable	(413)	265
Prepaid expenses and other assets	(1)	57
Accounts payable and accrued expenses	170	(96)
Deferred revenue	(5)	107
Net cash provided by operations	1,251	2,595

Cash flows used in investing activities:
Expenditures for property and equipment	(60)	(43)

Cash flows from financing activities:
Redemption of preferred stock	(1,100)	(974)
Stock repurchase	(8)	---
Payment of dividends on preferred stock	(68)	(282)
Proceeds from issuance of shares on exercise of warrants	---	100
Principal payments on capital lease obligations	(5)	(5)
Repayments of long-term debt	(139)	(128)
Net cash used in financing activities	(1,320)	(1,289)

Net (decrease) increase in cash and cash equivalents	(129)	1,263

Cash and cash equivalents – beginning of period	1,758	980

Cash and cash equivalents – end of period	$1,629	$2,243

Supplemental Disclosures:

Cash paid for interest	$20	$44
Cash paid for income taxes	$26	$14

Non-cash investing and financing activities:

Acquisition of equipment through issuance of debt	$151	$55
Dividends accrued and unpaid	$--	$50
Reduction in accrued liabilities through issuance of common stock	$--	$198
Derivative liability on adoption of ASC Sub Topic 815 – 40,
“Contracts in Entity’s Own Stock”	$--	$147

See notes to condensed consolidated financial statements

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries (“Direct Insite” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of September 30, 2010, and the condensed consolidated statements of income and cash flows for the three and nine months ended September 30, 2010 and 2009, have been prepared by the Company and are not audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In addition, the December 31, 2009 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

As described in Note 8, the Company has three customers that accounted for approximately 94.7% and 95.1% of the Company's revenue for the nine months ended September 30, 2010 and 2009, respectively.  Loss of International Business Machines Corp. (“IBM”) or Hewlett-Packard (“HP”) would have a material adverse effect on the Company.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3.           Stock Based Compensation

Stock Options

The Company accounts for stock options using the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation”. As a result, for the three and nine month periods ended September 30, 2009 the Company recorded $0 and $9,000, respectively, in compensation expense for the fair value of options. For the three and nine month periods ended September 30, 2010 there was no compensation expense for options. At September 30, 2010, there was no unrecognized compensation costs related to stock options granted.

Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans.  Options generally vest over 3 years and expire five years from the date of the grant.  At September 30, 2010, 3,061,954 shares were authorized for issuance under the stock option plans.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.  The Company issues new shares to satisfy stock option exercises.  There were no options granted during the nine months ended September 30, 2010 and 2009.

A summary of option activity under the plans for the nine months ended September 30, 2010 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2010	770	$0.68
Granted	--	--
Exercised	(345)	$0.56
Canceled	--	--
Forfeited	--	--
Balance, September 30, 2010	425	$0.78	2.3	$133
Exercisable, September 30, 2010	425	$0.78	2.3	$133

The total fair value of options vested during the nine months ended September 30, 2010 and 2009 was $0 and $35,000, respectively.

Restricted Stock Grants

During the nine months ended September 30, 2010 the Company granted 52,855 shares to directors as part of their compensation.  The stock grants had a fair value of approximately $50,000 based on the closing price of the stock on the date of the grant.  The stock grants vest over the two year period January 1, 2010 through December 31, 2011.

A summary of the status of the Company’s restricted non-vested shares issued pursuant to employment and service agreements as of September 30, 2010 and changes during the nine months ended September 30, 2010 is presented below:

Non-vested Shares	Shares (in thousands)	Weighted-average Grant Date Fair Value
Non-vested at January 1, 2010	292	$2.03
Granted	53	$0.95
Vested	(239)	$1.94
Forfeited	--	--
Non-vested at September 30, 2010	106	$1.69

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3.      Stock Based Compensation (continued)

For the three months ended September 30, 2010 and 2009 stock compensation expense for stock grants was $135,000 and $140,000, respectively. For the nine months ended September 30, 2010 and 2009 stock compensation expense for stock grants was $404,000 and $421,000, respectively.  At September 30, 2010, the future expected expense for non-vested shares is $160,000 and will be recognized on a straight-line basis over the period October 1, 2010 through December 31, 2011.

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

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and a summary of the derivative warrant liability during the nine months ended September 30, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Description	(Level 3)
Liabilities:
Balance at January 1, 2010	$221

Change in fair value included in operations	(221)

Balance, September 30, 2010	$0

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statement of income.

5.       Warrant Liability

The Company accounts for certain warrants as a derivative liability (see Note 4.) using the fair value method at the end of each quarter, with the resultant gain or loss recognition recorded against earnings.  The Company recognized a total non-cash gain of approximately $0 and $221,000 for the three and nine months ended September 30, 2010, respectively, for these derivative warrants.  At September 30, 2010 the warrant liability was $0 and the warrants expired without exercise in July 2010.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.           Debt

Notes payable

At September 30, 2010 and December 31, 2009, notes payable consist of $332,000 and $320,000, respectively, of borrowings for the purchase of equipment.  These notes bear interest at rates ranging from 8.0% to 10.3% per year and mature through August 2013.  The notes are collateralized by the equipment purchased with net book values of $280,000 and $234,000, at September 30, 2010 and December 31, 2009, respectively.

Capitalized lease obligations

The Company has equipment under a capital lease obligation expiring in 2011.  The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.  The interest rate  pertaining to this capital lease is 15.3%.  At September 30, 2010, the gross and net book value of the related assets is approximately $14,000 and $1,000, respectively.  At December 31, 2009, the gross and net book value of the related assets was approximately $14,000 and $4,000, respectively.

7.           Shareholders' Equity

The following table summarizes the changes in shareholders’ equity for the nine months ended September 30, 2010:

In thousands
Balance, January 1, 2010	$3,528
Dividends accrued	(42)
Stock based compensation	404
Redemption of Series D Preferred Stock	(100)
Shares repurchased	(8)
Net income	1,116
Balance – September 30, 2010	$4,898

Common Stock and Option Issuances

During the nine months ended September 30, 2010 the Company issued 202,500 restricted common shares with a fair value of $426,000 based on the closing share price on the date of the grant to certain officers under employment agreements.  The Company also issued 151,283 shares on exercise of 345,000 options on a cashless basis.  In addition, the Company considers 75,192 common shares held in deferred compensation accounts for directors issued and outstanding.

 In September 2009, the Board of Directors adopted a plan to purchase a certain number of  shares from options holders on the exercise of options to encourage the option holders to exercise their options and to provide the option holder with a method to have cash for the tax on the exercise.  The plan provides that the price to be paid for any shares purchased shall be the closing price of the common stock on the date of exercise.  Further the Company will only provide up to $300,000 for all such purchases for all option exercises in the aggregate in any twelve month period.  During the three months ended September 30, 2010, the Company purchased 7,500 shares for approximately $7,500.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7.           Shareholders' Equity (continued)

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

Preferred Stock

During the nine months ended September 30, 2010 the Company redeemed all of the Series C Preferred and Series D Preferred stocks for a total of $1,100,000.

Earnings Per Share

The Company displays earnings per share in accordance with ASC 260, “Earnings Per Share”.  ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Outstanding stock options, warrants and other potential stock issuances are not included in the computation when their effect would be anti-dilutive.  The following table presents the shares used in the computation of diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted Average Common shares outstanding	11,563	10,878	11,426	10,783
Options to purchase common stock	131	383	198	322
Restricted stock grants	1	39	4	32
Total diluted shares	11,695	11,300	11,628	11,137

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS consist of the following (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options to purchase common stock	75	75	75	75
Warrants to purchase common stock	--	591	--	591
Restricted stock grants	99	308	99	308
Total potential common shares	174	974	174	974

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.           Products and Services

The Company and its subsidiaries currently operate in one business segment and provide two separate products: SaaS services and custom engineering services.  The following table displays revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
SaaS fees	$2,106	$2,238	$6,482	$6,723
Custom engineering fees	210	236	728	925

Total Revenue	$2,316	$2,474	$7,210	$7,648

Major Customers

For the three and nine month periods ended September 30, 2010, IBM accounted for 34.0% and 33.6% of revenue, respectively, compared to 33.7% and 32.4% for the three and nine months periods ended September 30, 2009, respectively.  For the three and nine month periods ended September 30, 2010, HP accounted for 48.1% and 50.9% of revenue, respectively, compared to 51.8% for both the three and nine  month periods ended September 30, 2009, respectively.  For the three and nine month periods ended September 30, 2010, Siemens accounted for 10.2% of revenue, respectively, compared to 10.3% and 10.9% for the three and nine month periods ended September 30, 2009, respectively.  Accounts receivable from these customers amounted to $1,573,000 and $1,242,000 at September 30, 2010 and December 31, 2009, respectively.

9.           Income Taxes

In its interim financial statements the Company follows the guidance in ASC 270, “Interim Reporting” (“ASC 270”) and ASC 740, “Income Taxes” (“ASC740”) whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim period’s income or loss.  The current period federal provision for the nine months ended September 30, 2010 of approximately $380,000 is offset by a reduction in the valuation allowance of approximately $380,000 on the deferred tax asset that was established in prior years. The income taxes recorded represent Florida state taxes for which no net operating losses exist. During the nine months ended September 30, 2010, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.  At December 31, 2009, the Company had federal and state net operating loss carry forwards (“NOLs”) remaining of approximately $62 million and $17 million, respectively, which may be available to reduce taxable income, if any.  These NOLs expire through 2026.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In August 2010, the FASB issued new accounting guidance, under ASU N0. 2010-17 “Revenue Recognition-Milestone Method” (Topic 605), which amends the scope of existing software revenue recognition accounting. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  This guidance is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010. The Company has not completed their assessment of this new guidance on their consolidated financial condition, results of operations or cash flows.

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

Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including 100 countries, 35 languages and multiple currencies. Direct Insite processes, hosts and distributes millions of invoices, purchase orders, and attachment documents making them accessible on-line within an internet self service portal. Suppliers, customers, and internal departments such as Finance and Accounting or Customer Service users can access their business documents 24 hours per day, seven days per week, 365 days per year.

For the three and nine months ended September 30, 2010, IBM accounted for 34.0% and 33.6% of revenue, respectively, compared to 33.7% and 32.4% of revenue for the three and nine month periods ended September 30, 2009.  For the three and nine months ended September 30, 2010, HP accounted for 48.1% and 50.9% of revenue, respectively, compared to 51.8% of revenue for both the three and nine month periods ended September 30, 2009.  Siemens Shared Services LLC accounted for 10.2% of revenue for the three and nine month periods ended September 30, 2010, respectively, compared to 10.3% and 10.9% of revenue for the three and nine month periods ended September 30, 2009, respectively.

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

DIRECT INSITE CORP. AND SUBSIDIARIES

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

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  At September 30, 2010 and December 31, 2009, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets

ASC 360 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  The Company accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment”, for purposes of determining and measuring impairment of its other intangible assets.  It is the Company’s policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions.   If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.  In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the nine months ended September 30, 2010 and 2009, respectively.

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

Results of operations

For the three and nine month periods ended September 30, 2010 we had net income of $293,000 and $1,116,000 respectively, compared to net income of $465,000 and $1,397,000 for the three and nine month periods ended September 30, 2009, respectively.  The decrease in income for the three and nine months of 2010 compared to 2009 is principally due to the decrease in revenue as discussed below.

For the three and nine months ended September 30, 2010 revenue decreased $158,000 (6.4%) to $2,316,000 and $438,000 (5.7%) to $7,210,000, respectively, compared to revenue of $2,474,000 and $7,648,000, for the three and nine months ended September 30, 2009, respectively.  This decrease is primarily the result of a decrease in our non-recurring engineering services revenue of $26,000 (11%) and $197,000 (21.3%)  for the three and nine months ended September 30, 2010, respectively.  This decrease is due to completing certain projects for HP and other customers in 2009.  Recurring revenue decreased $132,000 (5.9%) and $241,000 (3.6%) for the three and nine months ended September 30, 2010, respectively, compared to recurring revenue for the same periods in 2009, principally as a result of lower scanning services revenue for Siemens and a reduction in billing to HP.

Costs of operations, research and development decreased $44,000 (5.1%) and $115,000 (4.2%) to $818,000 and $2,620,000, for the three and nine month periods ending September  30, 2010, respectively, compared to the same periods in 2009.  These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance.  Also included are cost for purchased services, network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and SaaS production services.  The decrease in costs is principally due to a decrease in costs for outsourced scanning services for Siemens as a result of converting their vendor invoices from paper to electronic.

Sales and marketing costs increased $58,000 (15.9%) to $422,000 and $235,000 (22.15%) to $1,296,000 for the three and nine month periods ended September 30, 2010, compared to costs of $364,000 and $1,061,000 for the three and nine month periods ended September 30, 2009, respectively.  The increase is principally due to increases in trade show costs including related travel expenses and an increase in costs for market research as we continue to expand our direct marketing activities.

General and administrative costs increased $150,000 (26.5%) and $242,000 (12.4%) to $717,000 and $2,189,000, for the three and nine months ended September 30, 2010, compared to costs of $567,000 and $1,947,000 for the three and nine month periods in 2009, respectively.  The increase in costs are primarily due to increases in salaries and related costs and increase in travel expenses.

Amortization and depreciation expense was $64,000 and $201,000 for the three and nine months ended September  30, 2010, respectively, a decrease of $23,000 (26.4%) and $76,000 (27.4%) over costs for the same periods in 2009.  The decrease is due to equipment becoming fully depreciated.

Other income for the three and nine months ended September 30, 2010 consists of the change in the fair value of the warrant liability of $0 and $221,000, respectively.  In addition we had $27,000 of miscellaneous income in the first half of 2010.

Interest expense, net, was $3,000 and $16,000 for the three and nine months ended September 30, 2010, respectively, compared to interest expense, net, of $6,000 and $19,000 for the same periods in 2009. The decrease in the three and nine  months ended September 30, 2010 compared to the same periods in 2009 is due to lower loan balances in 2010.

DIRECT INSITE CORP. AND SUBSIDIARIES

Financial Condition and Liquidity

Cash provided by operating activities for the nine months ended September 30, 2010 was $1,251,000 compared to cash provided by operating activities of $2,595,000 for the nine months ended September 30, 2009.  This consisted of net income of $1,116,000, increased by non-cash income and expenses of $384,000, including depreciation and amortization of property and equipment of $201,000, stock-based compensation expense of $404,000, offset by the change in the fair value of the warrant liability of ($221,000).  In addition, accounts receivable increased by $413,000. This increase was due to higher account balances from HP, and subsequently has been collected.  Accounts payable and accrued expenses increased $170,000 and deferred revenue decreased $5,000.  The increase in accounts payable is primarily due to an increase in accrued liabilities related to director’s fees.

Cash used in investing activities was $60,000 for the nine months ended September 30, 2010, compared to $43,000 for same period in 2009.  This was principally expenditures for equipment.

Cash used in financing activities totaled $1,320,000 for the nine months ended September 30, 2010, compared to cash used in financing activities of $1,289,000 for the nine months ended September  30, 2009.  We paid $68,000 in dividends on preferred stock and repaid $139,000 of long-term debt and capital lease obligations in the first nine months of 2010.  Additionally we redeemed $1,100,000 of preferred stock, eliminating all preferred stock previously outstanding.

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

Based on our evaluation which took place as of September 30, 2010 (the “Evaluation Date”), we believe that, at that date, these procedures were not effective as a result of limited resources and a limited segregation of duties in accounting and financial reporting.  More specifically, the Company had a limited number of personnel in the finance and accounting area and therefore one person performed various accounting functions where a greater segregation of duties would permit checks and balances and reviews that would improve internal control.

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

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a material weakness as of the Evaluation Date, under standards established by the Public Company Accounting Oversight Board. As previously stated, the material weakness related to limited segregation of duties and the absence of reviews and approvals beyond that performed by the Chief Financial Officer as mentioned above, of transactions and accounting entries.

During the quarter ended September 30, 2010, the Company employed a controller and revised its internal controls which are designed to improve internal control over financial reporting through increased segregation of duties.    As of the date of filing this report on Form 10Q we believe these controls are effective, and accordingly we do not anticipate that we will be reporting this as a material weakness at year end.

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

DIRECT INSITE CORP.

/s/  James A. Cannavino
James A. Cannavino, Chief Executive Officer                                                                                                    November 11, 2010

/s/ Michael J. Beecher
Michael J. Beecher,  Chief Financial Officer                                                                                                       November 11, 2010