Form 10-K
period 2010-12-31
DIRECT INSITE CORP
filed 2011-03-28
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ________________

Commission File No. 0-20660
DIRECT INSITE CORP.
(Exact name of registrant as specified in its charter)

Delaware	11-2895590
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 510, 13450 West Sunrise Boulevard, Sunrise, FL	33323
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code	(631) 873-2900

Securities registered pursuant to Section 12(b) of the Act  -   None
Securities registered pursuant to Section 12 (g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001	OTC - BB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  [  ]

Indicate by check mark if the registrant issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  [  ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[  } No [ X ]

The aggregate market value of the Common Stock held by non-affiliates was approximately $5,154,739 based on the closing sales price of the Common Stock as quoted on the OTC-BB June 30, 2010.

As of March 16, 2011, there were 11,677,383 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:  None

Direct Insite Corp. and Subsidiaries
Form 10-K for the Year Ended December 31, 2010

PART I

Item 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under, “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements.  When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as such words or expressions relate to us or our management, identify forward-looking statements.  Such forward - looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, current economic conditions, the risk of errors or failures in our software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

OVERVIEW

Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as “Direct Insite”, “our”, “we”, or the “Company”), was organized as a public company, under the laws of the State of Delaware on August 27, 1987.  In August, 2000, we changed our name to Direct Insite Corp.

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

Direct Insite is currently delivering invoicing services across the Americas, Europe, and Asia, including more than 100 countries, 35 languages and multiple currencies.  Direct Insite processes more than 25 million invoices annually with an invoice value of $125 billion.  Direct Insite processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents. Suppliers, customers, and internal departments, such as Finance and Accounting or Customer Service can easily access these critical business documents whenever they need them through Direct Insite’s self-service portal.

Our largest customer, HP Enterprise Services (“HP”), accounted for approximately 51% of revenue for the years ended December 31, 2010 and 2009, respectively.  IBM accounted for approximately 33% of our revenue for the years ended December 31, 2010 and 2009, respectively.  Siemens Shared Services LLC accounted for 12% and  11% of revenue for the years ended December 31, 2010 and 2009 respectively.

PRODUCTS AND SERVICES

Direct Insite specializes in the automation of financial supply chain best practices within the Procure-to-Pay and Order-to-Cash processes. Direct Insite provides its Software as a Service (“SaaS”) and offers Custom Engineering support to implement and customize its solutions.

The following are Direct Insite’s primary service offerings:

•	Procure-to Pay: eInvoice Management for Accounts Payable
•	Order-to Cash: eInvoice Management for Accounts Receivable

Procure-to Pay – Electronic Invoice Automation for Accounts Payable

Direct Insite’s eInvoice Management for Accounts Payable dramatically increases accounts payable productivity by streamlining manual supplier invoice validation, inquiry and approval processes.

Supplier Self Service Portal

Direct Insite’s Procure-to-Pay service offering includes a supplier-self service portal and electronic invoice presentment capability that is able to materially reduce call center traffic by resolving inquiries without human intervention. Direct Insite’s online portal allows suppliers to access their invoice status, invoice line items, attachments, payment status, and other relevant billing information on their own time, at any time and without having to call or wait for support.

Supplier Electronic Invoice Submission

Suppliers are able to submit their invoices via electronic formats & adaptors, including web form entry, supplier networks, spreadsheet upload, and Enterprise Resource Planning (“ERP”) adaptors such as Oracle, SAP, Great Plains, or legacy billing systems. Suppliers can also perform a purchase order “flip” function where customer orders can be used to automatically generate preliminary bills for review and release for payment.

Invoice Matching & Workflow Exception Handling

Direct Insite’s Procure-to-Pay service allows Accounts Payable administrators the ability to configure robust invoice validation business rules where inbound supplier invoices can be automatically matched against orders, variable consumption reports, or other business documents. Non compliant invoices and line items are flagged and routed for exception workflow handling.

Vendor Boarding and Supplier Services

A key component of deploying Procure to Pay services is to assure that suppliers register with such services and are properly “boarded” into the Procure to Pay environment.  Direct Insite provides a complete set of suppliers’ services such as webinars, training materials, and HELP services embedded within the service offering.  Additionally, Direct Insite provides vendor boarding campaigns which include statistical analysis of vendor invoice submission, calling and email programs that effectively communicate the buyer’s strategic direction to the suppliers requiring their participation.

Invoice Approval & Payment

Once invoices have been validated they can be routed to the Accounts Payable financial system for disbursement or paid within the Direct Insite self-service portal. The service fully integrates with all of the major ERP systems ensuring seamless system interoperability.

Direct Insite’s Procure-to-Pay service is focused on providing the following significant business benefits:

•	Eliminate manual invoice validation processes
•	Improve on-time payments and the ability to capture early payment discounts
•	Increase supplier electronic invoice submission
•	Reduce Accounts Payable call center traffic
•	Enhance supplier relationships and overall ease of business

Order-to-Cash – Electronic Invoice Automation for Accounts Receivable

Direct Insite’s eInvoice Management for Accounts Receivable service offering generates a dynamic electronic invoice that facilitates customer analysis, dispute resolution, approval and payment.  The benefits include lower invoicing costs, more timely payment and improved customer satisfaction.

Invoice Compliance and Validation

Direct Insite’s Order-to Cash solution allows for a preliminary invoice workflow process that automatically validates Accounts Receivable invoices against source billing documents to ensure the invoice is compliant and accurate before the invoice is finalized and distributed to the customer for payment. During the preliminary invoice validation cycle, invoice exceptions are flagged and automatically processed for resolution. Once the invoices have been finalized, they can be released for payment.

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

Invoice Distribution & Self Service Portal Presentment

Direct Insite’s Order-to-Cash service also supports multiple invoice distribution and presentment methods depending upon customer preferences, including online, PDF email, self-service downloads, EDI, fax, or print. The invoice presentment capability displays invoices and attachments within a self-service web portal where customers can access their invoice, line item detail, and supporting attachments at all times.

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

Invoice Approval

Direct Insite provides a workflow tool, with configurable rules, that customers can use to route an invoice through their corporate approval process.  This ensures that invoices are not stalled in the company’s authorization hierarchy.  Approved invoices can be routed to the ERP financial system for disbursement or paid within the Direct Insite self-service portal. Direct Insite ensures the customer’s ERP financial system is updated seamlessly.

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

Direct Insite’s Order-to-Cash service offering is focused on providing the following significant business benefits:

•	Reduce paper invoicing costs
•	Eliminate manual invoice reconciliation, preparation and consolidation processes
•	Reduce Accounts Receivable call center traffic
•	Reduce customer disputes and inquiries
•	Reduce Days Sales Outstanding
•	Improve overall cash flow
•	Increase customer satisfaction and competitive advantage

Audit & Traceability

Direct Insite’s Procure-to-Pay and Order-to-Cash service offerings support a complete audit log whereby all internal and external user actions are logged, tracked and presented in views of user activity history. At any time, authorized administrators can review online user activity and monitor user adoption.

SALES AND MARKETING

CHANNELS TO MARKET

Direct Insite has two primary channels to market – direct through our sales representatives and indirect through channel and strategic partners. These channels are supported by a technical sales support group.

Direct

The direct sales organization consists of senior sales associates complemented by sales support resources. The sales associates and support resources are primarily responsible for qualifying direct opportunities followed by a proven solution selling methodology. Sales associates engage in direct sales activities that include business value analysis and alignment, capabilities demonstrations, sales forecasting, procurement and contract management. Direct Insite’s executive management team is actively involved with and complements Direct Insite’s direct sales organization.

Indirect

Direct Insite continues to pursue both reseller and strategic partner relationships to further develop existing account relationships and to increase market coverage.  Direct Insite’s strategic partnerships complement the direct sales channel and serve to expand Direct Insite’s offerings and global market leadership. Strategic partnerships also complement Direct Insite’s offerings and capability in the areas of payment transaction processing, content management, centralized user authentication, and other complementary financial supply chain functions. The use of indirect channel relationships also allows Direct Insite to leverage additional engineering and professional resources.

Certified Partnerships

    In 2010 Direct Insite achieved SAP partner certification. As a result of the certified integration, Invoices On-Line now provides seamless interoperability with more than twenty different business objects supported by SAP ERP systems.  This allows Direct Insite SAP customers the ability to automate and extend their Procure-to-Pay or Order-to-Cash processes to the cloud – including Purchase Order distribution, Invoice receipt and validation, Workflow, and Electronic Payments.

Technical Sales Support and Post-Sales Account Management

Direct Insite has a pre-sales support staff and adds post sales support to the existing client services management group as we secure new business.  This group is responsible for technical sales presentations, developing proposals and pricing, contract administration and account management post-sales support.

RESEARCH AND DEVELOPMENT

The computer software industry is characterized by rapid technological change, which requires ongoing development and maintenance of software products.  It is customary for modifications to be made to a software product as experience with its use grows or changes in manufacturers’ hardware and software so require.

We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of March 16, 2011, our research and development group consists of 19 employees. Further, when needed, we retain the services of independent professional consultants. We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position. For the years ended December 31, 2010 and 2009, research and development expenses were approximately $1,753,000 and $1,909,000, respectively.  We believe that continued investments in research and development are required in order to remain competitive.

COMPETITION

We believe our primary competitors are:

Kofax/170 Systems is a privately held Bedford, Massachusetts provider of software solutions that manage and optimize financial processes - from Accounts Payable to General Ledger. Since 1990, 170 Systems has offered their Financial Suite that includes imaging, workflow, self service, and e-Invoicing functionality.

OB10 is a privately held company founded in 2000 with offices in Atlanta, GA, London, United Kingdom and Kuala Lumpur, Malaysia.   OB10 provides an electronic invoice network service.

Basware Corporation, a public corporation founded in 1985 with headquarters in Finland provides purchase-to-pay solutions for its clients.

JPMorgan Xign, a subsidiary of JPMorgan Chase was founded in 2000 and is headquartered in Pleasanton, California. JPMorgan Xign’s Business Settlement Network provides electronic order delivery, invoice processing, and payment service for business-to-business (“B2B”) commerce. JPMorgan Xign’s product suite focuses on automating a buyer’s Order-to-Pay cycle, including receipt, validation, routing, dispute management, approval, payment, and posting.

Ariba, Inc. (NASDAQ: ARBA) helps companies analyze, understand, and manage their corporate spending to achieve increased cost savings and business process efficiency. Its solutions include software, network access, and professional services. The company’s software and services streamline and enhance the business processes related to the identification of suppliers of goods and services, the negotiation of the terms of purchases, and the management of ongoing purchasing and settlement activities. Ariba is a public company founded in 1996 and headquartered in Sunnyvale, California.

Bottomline Technologies (NASDAQ: EPAY) was established in 1989 and provides a B2B EIP&P solution, primarily to financial institutions and the legal services markets. The company’s products include software designed to automate the disbursement process for banks and their corporate customers’ anti-fraud and electronic commerce payment software. Bottomline focuses on cash management and financial-related remittance, reporting and audit data.

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

EMPLOYEES

We had 38 employees, all in the United States, at March 16, 2011, including 24 in production, development and technical support, 9 in marketing, sales and support services, and 5 in corporate finance and administration. Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel. We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.

INTELLECTUAL PROPERTY

We rely on proprietary knowledge and employ various methods, including confidentiality agreements, to protect our software code, concepts, ideas and documentation of our proprietary technology.  We have a federally registered patent “dbExpress”, a data mining tool which expires in 2013.

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

AVAILABLE INFORMATION

We have a site on the worldwide web at www.directinsite.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, copies of our filings with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A.  RISK FACTORS

You should carefully consider the factors described below and other information contained in this report on Form 10K (“report”).  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us that we currently deem immaterial, or are similar to those faced by other companies in our industry or business in general, may also impair our business operations.  If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected.  In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.  This report also contains forward-looking statements that involve risks and uncertainties and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

We have 11,677,383 shares of common stock outstanding as of March 16, 2011, of which approximately 5,416,000 shares are freely tradable.  We also have 425,000 shares issuable upon exercise of options.  If all of our outstanding options were exercised, we would have 12,102,283 shares outstanding. The issuance of such a large number of shares could have a significant adverse effect on the market for, as well as the price of, our common stock. A decline in the market price also may make the terms of future financings using our common stock or using convertible debt more burdensome.

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

We have three customers that accounted for approximately 94% and 95% of our revenue for the years ended December 31, 2010 and 2009, respectively.  The loss of any of these customers would have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock is currently quoted and traded on the OTC Bulletin Board (“OTCBB”), a NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the NASDAQ Stock Market or national exchange.  Quotation of our securities on the OTCBB may limit the liquidity and price of our securities more than if our securities were quoted or listed on the NASDAQ Stock Market or a national exchange.  Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market.  Institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market.  These factors may have an adverse impact on the trading and price of our securities.

Trading in our common stock has been limited, so investors may not be able to sell as many of their shares as they want at prevailing prices.

            The average daily volume of trading in our common stock for the three month period ended March 4, 2011 was 16,324 shares.  If limited trading in our common stock continues, it may be difficult for investors who purchase shares of common stock to sell such shares in the public market at any given time at prevailing prices.  Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

We cannot predict whether an active market for our common stock will develop in the future.  In the absence of an active trading market:

▪	Investors may have difficulty buying and selling or obtaining market quotations;
▪	Market visibility for our common stock may be limited; and
▪	Lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be severely limited.

Currently, we have net tangible assets less than $5,000,000 and our common stock has a market price per share of less than $5.00.  Therefore, transactions in our common stock are subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934.  Under these rules, broker-dealers who recommend such securities to persons other than institutional investors:

•	Must make a special written suitability determination for the purchaser;
•	Receive the purchaser’s written agreement to a transaction prior to sale;
•
Provide the purchaser with risk disclosure documents which identify risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

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

Item 2.  DESCRIPTION OF PROPERTIES

We currently maintain leased facilities in the locations listed below:

Description	Location	Square Footage	Lease term	Annual Rental Cost
Corporate office Satellite office	Sunrise, FL Bohemia , NY	3,284 200	9/14/09 - 12/31/12 1/1/2011-12/31/2011	$ $	98,520 12,600
Co-location facility	Commack, NY	Note 1	12/1/08 -11/30/11		$215,280
Co-location facility	Santa Clara, CA	Note 1	9/1/08 - 8/31/11		$49,440

Note 1. The co-location facilities in Commack, New York and Santa Clara, California provide rack space for our computer equipment and the rental is not based on square footage used.

Item 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4.  [Removed and reserved]
PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is traded on the Over-The-Counter Bulletin Board.  The following table sets forth the high and low sales prices for our common stock by the quarters indicated:

	High	Low
2009
First Quarter	1.20	.20
Second Quarter	1.00	.21
Third Quarter	1.25	.25
Fourth Quarter	1.20	.40

2010
First Quarter	1.05	21
Second Quarter	1.04	.21
Third Quarter	1.02	.55
Fourth Quarter	1.14	.21

2011
First Quarter to March 4, 2011	.90	.52

(b)           As of March 4, 2011, there were 2,580 shareholders of record. We estimate that there are approximately 6,500 shareholders, including shareholders whose shares are held in the name of their brokers or stock depositories.

(c)             In 2010 the Company paid dividends of $68,000 to holders of the Series C and D Preferred Stock.  In 2009 the Company paid dividends of $340,783 to the holders of the Series A, B, C and D Preferred Stock. Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions.  It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

The following table sets forth certain information as of December 31, 2010, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans.
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	425,000	$0.78	1,861,420
Equity compensation plans not approved by security holders	--	--	775,534
Total	425,000	$0.78	2,636,954

A description of our equity compensation plans can be found under Item 10. of this report.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as “Direct Insite”, “our”, “we”, or the “Company”), was organized under the name Unique Ventures, Inc. as a public company, under the laws of the State of Delaware on August 27, 1987. In August, 2000, we changed our name to Direct Insite Corp.

Direct Insite operates as Software as a Service provider (“SaaS”), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay (PTP) and Order-to-Cash (OTC) processes. Specifically, Direct Insite’s global eInvoice Management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a B2B transaction based “fee for service” business model.

Through the automation and workflow of Procure-to-Pay and Order-to-Cash processes and the presentation of invoices, orders, and attachment data via a self service portal, Direct Insite is helping our customers reduce manual invoice-to-order reconciliation costs, reduce the frequency of inquiries and disputes, improve cash flow, increase competitiveness and improve customer satisfaction.

Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including 100 countries, 35 languages and multiple currencies. Direct Insite processes more than $125 billion in invoice value annually on behalf of its clients.   Direct Insite processes, hosts and distributes millions of invoices, purchase orders, and attachment documents making them accessible on-line within an internet self service portal. Suppliers, customers, and internal departments such as Finance and Accounting or Customer Service users can access their business documents 24 hours per day, 7 days per week, 365 days per year.

HP Enterprise Services (“HP”) accounted for 51% of revenue for the years ended December 31, 2010 and 2009, respectively.  We have three principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated on ninety days advance written notice.

Currently, IBM, representing approximately 33% of revenue for the years ended December 31, 2010 and 2009, respectively, utilizes our suite of services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the Internet 24 hours a day, 7 days a week, 365 days a year.  We have two principal contracts with IBM to provide electronic invoice (“e-invoice”) services for substantially all IBM’s operating units.  These contracts are for one year periods and are renewable annually.  The contracts may be terminated on ninety days advance written notice.

Siemens Shared Services LLC accounted for 10% and 11% of  revenue for the years ended December 31, 2010 and 2009 respectively.

We will continue to focus our sales and marketing efforts to increase revenue and expand our customer base in 2011 and beyond.

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

Our Critical Accounting Policies

Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition” (“ASC 605”) and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements."  In some circumstances, we enter into arrangements whereby the Company is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, we allocate the total revenue to be earned among the various elements based on their relative fair values.  We recognize revenue related to the delivered products or services only if:

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

▪ There is evidence of the fair value for all the deliverables in an agreement;

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

Custom Engineering Services

We perform custom engineering services which are single contractual agreements involving modification or customization of the Company’s proprietary SaaS solution. Progress is measured using the relative fair value of specifically identifiable output measures (milestones). Revenue is recognized at the lesser of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of ASC 605.

Cost of Revenue

Cost of revenue in the consolidated statements of operations is presented along with operations, research and development costs and exclusive of amortization and depreciation shown separately.  Custom Engineering Services costs related to uncompleted milestones are deferred and included in other current assets, when applicable.

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  At December 31, 2010 and 2009, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets

 ASC 360 ”Plant, Property, and Equipment” (ASC360)  requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  We account for long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. It is the Company’s policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions.   If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.  In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2010 and 2009, respectively.

Income Taxes

We account for income taxes using the liability method.  The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates.  Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  We currently have significant deferred tax assets. During the year ended December 31, 2008, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years and, therefore, reduced its valuation allowance during the year ended December 31, 2008.  As a result the Company’s effective tax rate for the years ended December 31, 2010 and 2009 differs from the current statutory rates. In addition, we expect to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.  We have elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Financial Condition and Liquidity

For the year ended December 31, 2010 we had operating income of $853,000, compared to operating income of $1,821,000 for the year ended December 31, 2009, a decrease of $968,000 or 53%.  For the year ended December 31, 2010, we had net income of $1,033,000 compared to net income of $1,659,000 for the year ended December 31, 2009, a decrease of $626,000.

Cash provided from operating activities for the year ended December 31, 2010 was $1,485,000, consisting of net income of $1,033,000, increased by non-cash items of $592,000, including depreciation and amortization of $274,000, stock based compensation expense of $539,000 and the change in fair value of the warrant liability of ($221,000).  Cash from operations was further reduced by an increase in accounts receivable of $29,000 offset by a decrease in prepaid expenses of $19,000 and an increase in other assets of $105,000. This was offset by a decrease in accounts payable and accrued expenses of $19,000 and deferred revenue of $6,000.

Cash used in investing activities was $144,000 for the year ended December 31, 2010, compared to $53,000 for the previous year.  This was principally expenditures for equipment.

              Cash used in financing activities totaled $1,392,000 for the year ended December 31, 2010, compared to cash used in financing activities of $2,462,000 in 2009. We redeemed preferred stock of $1,100,000 eliminating all preferred stock outstanding, and paid dividends on the preferred stock of $68,000.   In addition, we made repayments on capital leases and capital notes of $216,000.  We also repurchased common stock of $8,000.

As a result of these operating, investing and financing activities, cash decreased by $51,000 to $1,707,000 at December 31, 2010.

Results of Operations

For the year ended December 31, 2010 revenue decreased $957,000 or 9.6% to $9,052,000 compared to revenue of $10,009,000 in 2009.  The decrease is due to a reduction in recurring IOL services revenue of $788,000 and a decrease in engineering services revenue of $169,000.  The decrease in recurring revenue was a result of price adjustments on existing contracts with IBM and HP, while the decrease in engineering services revenue is primarily due to a decrease in revenue from HP and Siemens resulting from the completion of projects in 2009 and a decrease in engineering services to IBM resulting from the substantial completion of deploying the IOL service to all major geographies .

Costs of operations, research and development decreased by $215,000 (6.0%) to $3,351,000 for the year ended December 31, 2010 compared to the costs of $3,566,000 in 2009.  These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance.  Also included are cost for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The decrease in costs is principally due to a decrease in salaries and related costs of $140,000.  Costs for contract development staff increased  $64,000 as we used outside engineering services to complete our projects in 2010.  Costs for software and supplies  decreased by $7,000 in 2010, resulting from fewer software purchases. Cost for purchased services decreased by $193,000 in 2010 compared to 2009 due to a decrease in outsourced services for document scanning services to support the Siemens account.  Rents increased $101,000 primarily due to an increase in rents for our co-location data centers where we expanded our space requirements.  All other operating expenses combined decreased approximately $40,000 net.

Sales and marketing costs were $1,694,000 for the year ended December 31, 2010, an increase of $282,000 or 20.0% compared to costs of $1,412,000 in 2009. Salaries and related costs, including stock compensation costs, decreased $4,000.  Consulting and professional fees increased $120,000 and trade show expense increased $23,000.  We engaged a consultant to support customers, we incurred recruitment fees to hire additional sales staff, and we attended more trade shows in 2010.  Travel and entertainment costs increased $73,000. Other expense increased by $70,000.

              General and administrative costs increased $31,000 or 1.1% to $2,880,000 for the year ended December 31, 2010 compared to costs of $2,849,000 in 2009.  Salaries and related costs increased $39,000 principally due to the addition of a Controller and wage increases for staff. This was offset by a decrease in stock based compensation of $36,000 for stock grants, as certain grants were fully expensed during the year. Travel and entertainment expense increased $113,000 as result of an increase in travel to the Florida office and to trade shows. Consulting and Professional fees increased $81,000 in 2010 compared to 2009. This increase was primarily due to the engagement of a compensation consultant costing $37,000, and temporary accounting support to assist the Controller in transition of responsibilities from the former employee of $33,000.  Legal costs decreased $68,000 in 2010 compared to 2009 as an employment claim was settled in 2009.  Board meeting expenses increased by $49,000 as a result of appointing a new member to the board, and an increase in the number of meetings compared to 2009. Rent expense decreased by $18,000, primarily a result of lower rent expense in the New York location.   Other office expenses decreased by $26,000.  This consisted of storage and alarm services totaling $11,000 in 2009, not incurred in 2010, sundry expenses totaling $15,000 incurred in 2009 and not in 2010. Dues and subscriptions expense decreased by $11,000, as compared to the 2009 expense. Miscellaneous expense decreased by $60,000; in 2009 we wrote down the value of a deposit.  All other General and administrative costs decreased $32,000 compared to 2009.

Depreciation and amortization expense decreased by $87,000 (24.1%) to $274,000 for the year ended December 31, 2010 compared to costs of $361,000 in 2009, primarily due to equipment being fully depreciated.

Other income, net for the year ended December 31, 2010 was $25,000 compared to other expense, net of $1,000 in 2009. We received a refund from a supplier for billing errors in 2010.

During the year ended December 31, we recorded a non-cash income of $221,000 for the change in the value of a warrant liability.

Net Operating Loss Carry Forwards

At December 31, 2010, the Company has federal and state net operating loss carry-forwards (“NOLs”) remaining of approximately $52 million and $8 million, respectively, which may be available to reduce federal taxable income, if any.  These NOLs expire through 2026.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2010, we performed an evaluation as to whether a change in control had taken place.  We believe that there has been no change in control as such applies to Section 382.  If it is determined that a change in control has taken place, utilization of its NOLs will be subject to severe limitations in future periods, which would have the effect of eliminating substantially all of the future income tax benefits of the NOLs.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

New Accounting Pronouncements

          In August 2010, the FASB issued new accounting guidance, under ASU N0. 2010-17 “Revenue Recognition-Milestone Method” (Topic 605), which amends the scope of existing software revenue recognition accounting. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  This guidance was effective for fiscal years and interim periods within those years beginning on or after June 15, 2010. The adoption of this guidance did not materially change the revenue recognition policies of the Company and therefore did not materially affect our consolidated financial condition, results of operations or cash flows.

Item 8 . FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included beginning on page F-1

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
 ON ACCOUNTNG AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

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

Based on our evaluation of our disclosure controls and procedures which took place as of December 31, 2010 (the “Evaluation Date”), we believe that these controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

ITEM 9B.  OTHER INFORMATION  - None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

As of March 16, 2011, the names, ages and positions of the directors and executive officers of the Company are as follows (Note 1):

Name	Age	Position	Director Since
James A Cannavino	66	Chairman of the Board of Directors
		and Chief Executive Officer	2000
Bernard Puckett (1)	66	Member of the Board of Directors	2004
Dennis Murray (1)	64	Member of the Board of Directors	2000
Michael Levin	38	Member of the Board of Directors	2005
Charles S. Mechem Jr. (1)	80	Member of the Board of Directors	2009
Matthew E. Oakes	48	President and Chief Operating Officer
Arnold Leap	43	Executive Vice-President Sales and Marketing
		and Chief Technology Officer
Michael J. Beecher	66	Chief Financial Officer and Secretary

(1) Member of the Audit and Compensation committees.

James A. Cannavino has been our Chairman of the Board and a director since March 2000, and Chief Executive Officer since December 2002.  From September of 1997 to April of 2000 he was the non-executive Chairman of Softworks, Inc (a then wholly owned subsidiary of the Company), which went public and was later sold to EMC. Mr. Cannavino was also the Chief Executive Officer and Chairman of the Board of Directors of CyberSafe, Inc., a corporation specializing in network security from April 1998 to July 2001.  In August, 1995, he was appointed as President and Chief Operating Officer of Perot Systems Corporation and in 1996 was elected to serve as Chief Executive Officer through July 1997.  During his tenure at Perot he was responsible for all the day-to-day global operations of the company, as well as for strategy and organization. Prior to that he served as a Senior Vice President at IBM, responsible for strategy and development. Mr. Cannavino held various positions at IBM for over thirty years beginning in 1963.  Mr. Cannavino led IBM’s restructuring of its $7 billion PC business to form the IBM PC Company. He also served on the IBM Corporate Executive Committee and Worldwide Management Council, and on the board of IBM’s integrated services and solutions company.  Mr. Cannavino presently serves on the Boards of the National Center for Missing and Exploited Children, the International Center for Missing and Exploited Children, and Verio.  He recently was Chairman of the Board of Marist College in Poughkeepsie, New York and continues to serve on the board.  Mr. Cannavino will serve on the Board until his successor is elected.

Bernard Puckett served as Chairman of the Board of Openwave Systems, Inc., a leading provider of open IP-based communication infrastructure software and applications, from 2002 until 2007.  Mr. Puckett was formerly the President and Chief Executive Officer of Mobile Telecommunications Technology Corp. (“Mtel”).  Prior to joining Mtel, Mr. Puckett spent 26 years with IBM where he was Senior Vice President – Corporate Strategy and Development.  He also held positions in marketing, finance, product development, manufacturing and new business development during his tenure at IBM.  He also serves on the board of directors of IMS Health (NYSE:RX).  Mr. Puckett was appointed to our Board of Directors in February 2004 and will serve in such capacity until his successor is elected.

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

Michael Levin is Managing Director of Metropolitan Venture Partners Corp., a venture capital firm he co-founded in 1999.  In his role, Mr. Levin negotiates and manages investments, as well as oversees the financial and operational management of the firm. Mr. Levin is Chief Executive Officer of AsiaCrest Capital.  He also serves as an active Board member and works closely with portfolio companies on strategic growth and ensuring proper fiscal discipline.  Prior to MetVP, Mr. Levin developed and managed hedge funds for the Man Group plc and Larry Hite.  Mr. Levin was graduated Magna Cum Laude from The Wharton School at the University of Pennsylvania with a concentration in Finance.  He is also an alumnus of Phillips Exeter Academy.

Charles S. Mechem, Jr., was formerly the Chairman and Chief Executive Officer of Taft Broadcasting and Great American Broadcasting Company from 1967 until his retirement in 1990.  Previously he was a partner in the law firm of Taft, Stettinius & Hollister, Cincinnati, Ohio from 1955 to 1967.  He is also a business advisor to professional athletes and is Chairman Emeritus of the Ladies Professional Golf Association (“LPGA”).  Mr. Mechem holds a Bachelor of Arts degree from Miami University (Ohio) and a Juris Doctorate degree from Yale University School of Law.  He also holds honorary degrees from Miami University and Ohio University.  He has been active on many boards of directors including philanthropic organizations and was formerly the Chairman of the Board of Cincinnati Bell and Convergys Corporation.

Matthew Oakes was appointed President and Chief Operating Officer on March 18, 2009.  Prior thereto he held the position of Executive Vice President and Chief Operating Officer from August 2006, and Executive Vice President – Client Services since November of 2002.  Prior to his joining the Company, Mr. Oakes served for three years as the Operations Officer for Direct Media Networks a New York based e-commerce and technology company.  He held executive positions in Westinghouse Communities Inc. including “Managing Director of Operations” for the Pelican Bay Community in Naples, Florida.  Mr. Oakes received a JD degree from Nova Southeastern University and holds an MBA in finance. He is a 1993 graduate with a Bachelors Degree in Business from Cornell University.  He served with the United States Marines prior to attending Cornell.

              Arnold Leap has been Executive Vice President and Chief Technology Officer since November 2000. Mr. Leap recently accepted the additional role of EVP Sales and Marketing.  From March 1998 until November 2000 he held the position of Chief Information Officer. Mr. Leap originally was hired in February 1997 as the Company’s Director of Development and Engineering and held the position until March 1998. Prior to his joining Direct Insite, Mr. Leap was the MIS Manager/Director of AMP Circuits, Inc., and a subsidiary of AMP, Inc. from 1993 to February 1997. His responsibilities at AMP Circuits, Inc. included day-to-day information systems operation as well as the development and implementation of a consolidated ERP and financial system.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and the NASD.  To our knowledge, based solely upon our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to the fiscal year ended December 31, 2010.

Code of Ethics

Direct Insite adopted a Corporate Code of Business Ethics (the “Code”) in 2004 that applies to all employees, officers and directors of Direct Insite.  It is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like.  It does not expressly cover certain procedural matters covered by the Sarbanes-Oxley Act and regulations promulgated thereunder and may not constitute a “code of ethics” within the meaning of the law and regulations.  Accordingly, the Company adopted an additional code of ethics on February 18, 2005 that covers senior executive officers of Direct Insite and is intended to comply with the new law and regulations.  The “Code of Ethics – Chief Executive and Chief Financial Officers” is posted on our internet website at www.directinsite.com.

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules.  During the years ended December 31, 2010 and 2009, the Audit Committee consisted of Dr. Dennis J. Murray (Chairman), Charles Mechem and Bernard Puckett.   The members of the audit committee have substantial experience in assessing the performance of companies, gained as members of the Company's board of directors and audit committee, as well as by serving in various capacities in other companies or governmental agencies.  As a result, they each have an understanding of financial statements.  However, none of them keep current on all aspects of generally accepted accounting principles.  Accordingly, the board of directors does not consider any of them to be a financial expert as that term is defined in applicable regulations.  Nevertheless, the board of directors believes that they competently perform the functions required of them as members of the audit committee and, given their backgrounds, it would not be in the best interest of the Company to replace any of them with another person to qualify a member of the Audit Committee as a financial expert.

The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. During the years ended December 31, 2010 and 2009, the Compensation Committee consisted of Bernard Puckett (Chairman), Charles Mechem and Dr. Dennis J. Murray.   Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates, and is an independent director under applicable SEC rules.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation with respect to the Principal Executive Officer (“PEO”) and each of the other executive officers of the Company who received more than $100,000 for services rendered for the year ended December 31, 2010 and 2009.
.
Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
James A. Cannavino Chief Executive Officer (PEO)	2010 2009	$340,740 $240,000	-- $35,000	$270,000 $270,000	-- --	-- --	-- --	$227,524 $244,778	$838,264 $789,778
Matthew E. Oakes President and Chief Operating Officer (3)	2010 2009	$186,000 $186,000	-- $30,000	$97,875 $135,000	-- --	-- --	-- --	$10,829 $10,829	$294,704 $361,829
Arnold Leap EVP – Sales and Marketing and Chief Technology Officer	2010 2009	$198,000 $198,000	$25,000 --	$97,875 $135,000	-- --	-- --	-- --	$11,526 $11,526	$332,401 $344,526
Michael J. Beecher Chief Financial Officer	2010 2009	$175,000 $175,000	-- $12,000	$23,657 $59,442	-- --	-- --	-- --	$14,843 $13,643	$213,500 $260,085
Footnotes

(1)	All Other Compensation includes the following for each of the executives:

In 2010, Mr. Cannavino received a housing/office allowance of $120,000, medical expenses of $12,709, other reimbursable expenses of $55,000, leased cars including insurance valued at $11,772, and director’s fees of $28,000 and in 2009, a housing/office allowance of $120,000, medical expenses of $24,796, other reimbursable expenses of $60,000, leased cars including insurance of $12,772, and director’s fees of $21,098.

In 2010, Mr. Oakes received a car allowance including insurance valued at $9,600 and in 2009 a car allowance of $9,600.

In 2010, Mr. Leap received a car allowance including insurance of $9,600 and life insurance costs of $1,860 and in 2009, a car allowance including insurance of $9,600 and life insurance costs of $1,926.

 In 2010, Mr. Beecher received a car allowance including insurance of $9,600, and a living allowance of $5,200 and in 2009, a car allowance including insurance of $8,400 and a living allowance of $5,200.

(2)	The assumptions used in determining the value of stock and option awards are included in Note 8 to the accompanying consolidated financial statements.

(3)	Mr. Oakes was appointed President and Chief Operating Officer on March 18, 2009.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for the named executives as of December 31, 2010:
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
James Cannavino	350,000(1) 50,000 (2)	-- --	-- --	$0.62 $1.50	12/30/2012 3/25/2013	-- --	-- --	-- --	-- --
(1)	These options were fully vested on December 30, 2005
(2)	These options were fully vested on March 25, 2009

Equity Compensation Plan Information

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

The following information is provided about our current stock option plans:

              2001 Stock Option/Stock Issuance Plan.  The 2001 Stock Option/Stock Issuance Plan covers 330,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors.  The term for which stock and options may be granted under the Plan expires on May 31, 2011 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee.  No options were granted under this plan during the fiscal year ended December 31, 2010.  At December 31, 2010, no options to purchase shares of common stock were outstanding under this plan.

2001-A Stock Option/Stock Issuance Plan.  The 2001-A Stock Option/Stock Issuance Plan covers 600,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors.  The term for which stock and options may be granted under the Plan expires on September 17, 2011 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee.  No options were granted under this plan during the fiscal year ended December 31, 2010.  At December 31, 2010, no options to purchase shares of common stock were outstanding under this plan.

            2002 Stock Option/Stock Issuance Plan.  The 2002 Stock Option/Stock Issuance Plan covers 625,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors.  The term for which stock and options may be granted under the Plan expires on January 1, 2012 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee.  No options were granted under this plan during the fiscal year ended December 31, 2010.  At December 31, 2010, no options to purchase shares of common stock were outstanding under this plan.

            2002-A Stock Option/Stock Issuance Plan.  The 2002-A Stock Option/Stock Issuance Plan covers 875,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors.  The term for which stock and options may be granted under the Plan expires on January 1, 2012 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee.  No options were granted under this plan during the fiscal year ended December 31, 2010.  At December 31, 2010, no options to purchase shares of common stock were outstanding under this plan.

           2003 Stock Option/Stock Issuance Plan.  The 2003 Stock Option/Stock Issuance Plan covers 725,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors.  The term for which stock and options may be granted under the Plan expires on April 1, 2013 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee.  No options were granted under this plan during the fiscal year ended December 31, 2010.  At December 31, 2010, no options to purchase shares of common stock were outstanding under this plan.

Equity Compensation Plan Information (continued)

           2003-A Stock Option/Stock Issuance Plan.  The 2003-A Stock Option/Stock Issuance Plan covers 975,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors.  The term for which stock and options may be granted under the Plan expires on April 1, 2013 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee.  No options were granted under this plan during the fiscal year ended December 31, 2010.  At December 31, 2010, no options to purchase shares of common stock were outstanding under this plan.

2004 Stock Option/Stock Issuance Plan.  The 2004 Stock Option/Stock Issuance Plan covers 1,200,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the compensation committee of the board of directors.  The term for which stock and options may be granted under the Plan expires on August 20, 2014 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. No options were granted under this plan during the fiscal year ended December 31, 2010.  At December 31, 2010, options to purchase 425,000 shares of common stock were outstanding under this plan.

Directors Compensation

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

The following table provides the compensation earned by our non-employee directors for the year ended December 31, 2010 and 2009.  Mr. Cannavino’s directors fees earned in 2010 and 2009 are included in the Summary Compensation Table above:

Director Compensation
Name		Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dennis Murray (1)	2010 2009	$46,000 $37,000	$10,000 $10,000	--	--	--	--	$56,000 $47,000
Bernard Puckett (1)	2010 2009	$46,000 $37,000	$10,000 $10,000	--	--	--	--	$56,000 $47,000
Michael Levin (2)	2010 2009	$18,000 $17,000	$10,000 $10,000	--	--	--	--	$28,000 $27,000
Charles Mechem	2010	$34,500	$10,000	--	--	--	--	$44,500

(1)	Dr. Murray is chair of the audit committee and member of the compensation committee, Mr. Puckett is chair of the compensation committee and member of the audit committee.
(2)	Mr. Levin is the director designate of MetVP and as such all of his director’s fees are assigned and paid to MetVP.

Employment Agreements

Subsequent to December 31, 2010, the Company executed new employment agreements with the Chairman and Chief Executive Officer, the President and Chief Operating Officer, and the Chief Financial Officer.

              The agreement with the Chairman and Chief Executive Officer is for a two year term effective January 1, 2011 through December 31, 2012.  The agreement provides for a salary of $25,833 per month and an annual incentive bonus with a target equal to 70% of the base annual salary subject to achieving certain revenue growth and operating cash flow goals. The agreement further provides for: reimbursement of certain medical and travel expenses; and certain severance benefits in the event of termination prior to the expiration date.

          The agreement with the President and Chief Operating Officer is for a two year term effective January 1, 2011 through December 31, 2012.  The agreement provides for a salary of $16,667 per month and an annual incentive bonus with a target equal to 30% of the base annual salary subject to achieving certain revenue growth and operating cash flow goals. The agreement further provides for: use of an automobile and related expenses; reimbursement of certain medical and travel expenses; and certain severance benefits in the event of termination prior to the expiration date.

          The agreement with the Chief Financial Officer is for a one year term effective January 1, 2011 through December 31, 2011 with an option to renew for an additional year to December 31, 2012.  The agreement provides for a salary of $15,417 per month and an annual incentive bonus with a target equal to 20% of the base annual salary subject to achieving certain revenue growth and operating cash flow goals. The agreement further provides for: use of an automobile and related expenses; reimbursement of certain medical and travel expenses; and certain severance benefits in the event of termination prior to the expiration date.

          The Company has an employment and consulting agreement with its former President which ends December 31, 2011.  During the term of the agreement compensation will be $6,000 per month and duties during the consulting term include consultation with senior executives concerning the Company’s respective businesses and operations

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 16, 2011 of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company’s executive officers and directors and (iii) all of the Company’s executive officers and directors as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Name of Beneficial Owner	Common Stock Beneficially Owned	Rights to Acquire Beneficial Ownership Through Exercise of Options and Warrants Within 60 Days	Total Beneficially Owned as % of Outstanding Shares (2)

Metropolitan Venture Partners II, L.P.	2,406,185	--	20.6%
Tall Oaks Group, LLC	257,611	--	2.2%
James Cannavino	2,021,787	400,000	20.1%
Bernard Puckett	199,986	--	1.7%
Dennis Murray	293,541	25,000	2.7%
Michael Levin	2,000	--	*
Charles Mechem	10,000	--	*
Matthew Oakes	427,145	--	3.7%
Arnold Leap	356,331	--	3.1%
Michael Beecher	220,830	--	1.9%
All Officers and Directors
as a Group (8 persons)	3,531,620	425,000	32.7%
_______
* = Less than 1%

Footnotes
(1)
The address of the holder is 13450 West Sunrise Boulevard, Suite 510, Sunrise, FL  33323, except for Metropolitan Venture Partners II, L.P., which is 590 Madison Avenue, 34th Floor, New York, NY 10022 and Tall Oaks Group, LLC, which is 205 Lexington Avenue, 8th Floor, New York, NY  10016.

(2)	Based upon 11,677,383 common shares outstanding as of March 16, 2011, plus outstanding options, warrants and stock grants exercisable within 60 days.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board has standing Audit and Compensation Committees.  The Board has affirmatively determined that each director who serves on these committees is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules.  During the years ended December 31, 2010  the Audit and Compensation Committees consisted of Dr. Dennis J. Murray (Chairman – Audit Committee),  Bernard Puckett (Chairman – Compensation Committee) and Charles Mechem. For 2009, the Audit and Compensation Committees consisted of Dr. Dennis J. Murray (Chairman – Audit Committee), and Bernard Puckett (Chairman – Compensation Committee).

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the aggregate fees for professional services rendered to us by Marcum LLP, our independent auditors, for the fiscal years ended December 31, 2010 and 2009:

Description	2010	2009

Audit Fees (1)	$132,185	$148,000
Tax Fees (2)	--	15,000
Total Fees	$132,185	$163,000

Our Audit Committee has determined that the provision of services by Marcum LLP other than for audit related services is compatible with maintaining the independence of Marcum LLP as our independent accountants.
________________________

(1)
Audit Fees consist of aggregate fees billed and to be billed for professional services rendered for the audit of our annual financial statements, review of the interim financial statements included in quarterly reports, and consents issued in connection with registration statements or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009.

(2)
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

(i)
Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock filed December 10, 2003 (Incorporated by reference to Exhibit 3(i) of the Company’s Annual Report on Form 10-KSB filed April 14, 2004).

(j)
Certificate of Designation, Preferences and Rights of Series C redeemable Preferred Stock filed December 16, 2003 (Incorporated by reference to Exhibit 3(j) of the Company’s Annual Report on Form 10-KSB filed April 14, 2004).

	(k)	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Preferred Stock filed March 29, 2005

3.2	By-Laws. (Incorporated by reference to Exhibit 3(d) to the Company’s Form S-1 Registration Statement).(1)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Company’s Form S-1 Registration Statement).(1)

4.2
Securities Purchase Agreement between the Company, Sigma Opportunity Fund, LLC and Metropolitan Venture Partners II, LP (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed March 31, 2005).

10.1	Directors, Officers and Consultants 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on June 28, 1995).

10.2	Employees 1993 Stock Option Plan (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on June 28, 1995).

10.3	1995 Incentive Stock Plan (Incorporated by reference to Exhibit 5 to the Company’s Proxy Statement filed on January 29, 1996).

10.4	2000 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.5	2001 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.6	2001-A Stock Option/Stock Issuance Plan. (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.7	2002 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.8	2003 Stock Option /Stock Issuance Plan. (2)

10.9
Lease Extension Agreement between Atrium Executive Center and the Company (Incorporated by reference to Exhibit 10 (g) (ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).

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

10.12	Form of Subscription Agreement for Series C Redeemable Preferred Stock (3)

10.13	Employment and Consulting Agreement between the Company and Robert L. Carberry (Incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K dated December 5, 2003).

10.14	Services agreement between the Company and James A. Cannavino dated January 1, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on January 10, 2011).

10.15	Services agreement between the Company and Mathew E. Oakes dated January 1, 2011 (Incorporated by reference to Exhibit 10 to the Company’s 8-K filed on January 7, 2011).

10.16	Services agreement amendment 1 between the Company and Arnold P. Leap dated June 1, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed on September 27, 2007).

10.17	Services agreement between the Company and Michael J. Beecher dated January 1, 2011 (Incorporated by reference to Exhibit 10 to the Company’s 8-K filed on January 19, 2011).

10.18
Amendment letter dated January 29, 2004 to the Statement of Work between IBM Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.28 to the Company’s S-1 registration statement filed on February 19, 2009)

10.19
Worldwide Invoices On-Line (IOL) Appendix A Payments and Fees for Ongoing Support (OCS)-Invoice Processing, Archiving, and Attachment Processing and Non-Recurring Engineering (NRE) between International Business Machines Corporation and the Company dated December 1, 2008; portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.29 to the Company’s S-1 registration statement filed on February 19, 2009)

10.20
Master Services Agreement #EDS-2004-01-2005 dated May 7, 2004 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.30 to the Company’s S-1 registration statement filed on February 19, 2009)

10.21
Statement of Work #EDS-2007-05-01 dated May 8, 2007 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.31 to the Company’s S-1 registration statement filed on February 19, 2009)

10.22
Master Services Agreement EIAP (OGS) Amendment (#8) dated June 27, 2007 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.32 to the Company’s S-1 registration statement filed on February 19, 2009)

10.23
Statement of Work #EDS-2008-05-07 dated May 7, 2008 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.33 to the Company’s S-1 filed registration statement on February 19, 2009)

10.24
Master Services Agreement MIAP (OGS) Amendment (#10) dated August 21, 2008 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.34 to the Company’s S-1 registration statement filed on February 19, 2009)

23	Consent of Marcum, LLP

31.0	Certification of Officers

32.0	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________
1Filed with Form S-1, Registration Statement of the Company Reg. No 3-47322 and are incorporated herein by reference.
2Incorporated by reference to the Company’s Annual Report on Form-10K filed April 15, 2003.
3Incorporated by reference to the Company’s Annual Report on Form-10K filed April 14, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March 2011.

DIRECT INSITE CORP.

By :/s/ James A. Cannavino
James A. Cannavino, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2011:

/s/ James A. Cannavino	Chairman of the Board
James A. Cannavino	Chief Executive Officr

/s/ Michael J. Beecher	Chief Financial Officer
Michael J. Beecher

/s/ Bernard Puckett	Director
Bernard Puckett

/s/ Dennis J. Murray	Director
Dennis J. Murray

/s/ Michael Levin	Director
Michael Levin

/s/ Charles Mechem	Director
Charles Mechem

DIRECT INSITE CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2009

DIRECT INSITE CORP. AND SUBSIDIARIES

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Income	F-4
Consolidated Statement of Shareholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 - F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
Direct Insite Corp.

We have audited the accompanying consolidated balance sheets of Direct Insite Corp. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for warrants in accordance with FASB Accounting Standards Codification Sub Topic 815-40, “Contracts in Entity’s Own Stock”, effective January 1, 2009.

/s/ Marcum LLP
Marcum LLP
Fort Lauderdale, FL
March 28, 2011

DIRECT INSITE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31, 2010 and 2009

ASSETS

	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$1,707	$1,758
Accounts receivable, net of allowance for doubtful accounts of $0 in 2010 and 2009	1,325	1,296
Prepaid expenses and other current assets	159	76
Deferred tax asset – current	750	750

Total Current Assets	3,941	3,880

PROPERTY AND EQUIPMENT, Net	421	397
DEFERRED TAX ASSET	2,117	2,117

OTHER ASSETS	226	226

TOTAL ASSETS	$6,705	$6,620

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31, 2010 and 2009

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2010	2009
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,425	$1,444
Current portion of capital lease obligations	--	6
Current portion of notes payable	157	177
Warrant liability	--	221
Deferred revenue	69	75
Dividends payable	--	26

Total Current Liabilities	1,651	1,949

OTHER LIABILITIES
Notes payable, net of current portion	104	143

TOTAL LIABILITIES	1,755	2,092

SERIES C REDEEMABLE PREFERRED STOCK, 0 shares issued and outstanding in 2010 and 1,000 shares issued and outstanding, liquidation preference of $1,000,000 at December 31, 2009	--	1,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value: 2,000,000 shares authorized; Series D Redeemable Preferred, 0 shares issued and outstanding at December 31, 2010 and 100 shares issued and outstanding, liquidation preference of $100,000 at December 31, 2009	--	--
Common stock, $.0001 par value; 50,000,000 shares authorized; 11,717,310 and 11,216,158 shares issued in 2010 and 2009, respectively; and 11,677,383 and 11,176,231 shares outstanding in 2010 and 2009, respectively	1	1
Additional paid-in capital	114,990	114,559
Accumulated deficit	(109,713)	(110,704)

	5,278	3,856
Common stock in treasury, at cost; 24,371 shares in 2010 and 2009	(328)	(328)

TOTAL SHAREHOLDERS’ EQUITY	4,950	3,528

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,705	$6,620

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

For the Years Ended December 31, 2010 and 2009

	2010	2009

REVENUES	$9,052	$10,009

COSTS AND EXPENSES
Operations, research and development	3,351	3,566
Sales and marketing	1,694	1,412
General and administrative	2,880	2,849
Amortization and depreciation	274	361

TOTAL OPERATING EXPENSES	8,199	8,188

OPERATING INCOME	853	1,821

OTHER (INCOME) EXPENSE
Change in fair value of warrant liability	(221)	74
Interest expense, net	25	25
Other (income) expense, net	(25)	1

TOTAL OTHER (INCOME ) EXPENSE, NET	(221)	100

INCOME BEFORE PROVISION FOR INCOME TAXES	1,074	1,721

PROVISION FOR INCOME TAXES	41	62

NET INCOME	1,033	1,659

PREFERRED STOCK DIVIDENDS	(42)	(243)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$991	$1,416

BASIC INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.09	$0.13

DILUTED INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.08	$0.13

BASIC WEIGHTED AVERAGE COMMON SHARES OUSTANDING	11,482	10,874

DILUTED WEIGHTED AVERAGE COMMON SHARES OUSTANDING	11,663	11,230

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009 (in thousands)

	Preferred Stock Series A Series B Series C Series D								Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount
BALANCE – January 1, 2009	--	$--	1	$--	2	$--	--	$--	10,272	$1	$116,862	$(112,115)	$(328)	$4,420

Cumulative effect of change in accounting principle											(142)	(5)		(147)

Balance January 1, 2009	--	--	1	--	2	--	--	--	10,272	1	116,720	(112,120)	(328)	4,273
Redemption of preferred stock	--	--	(1)	--	--	--	--	--	--	--	(974)	--	--	(974)

Common stock issued on cashless exercise of options and warrants									379	--	100			100

Employee stock based compensation expense									270		575			575

Reclassify preferred stock to temporary equity and redemption					(1)						(2,000)			(2,000)

Common stock issued to settle accrued liabilities									319		197			197

Repurchase of shares									(64)		(59)			(59)

Dividends declared, preferred stock	--	--	--	--	--	--	--	--	--	--	--	(243)	--	(243)

Net income	--	--	--	--	--	--	--	--	--	--	--	1,659	--	1,659
BALANCE - December 31, 2009	--	$--	--	$--	1	$--	--	$--	11,176	$1	$114,559	$(110,704)	$(328)	$3,528

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY, continued

For the Years Ended December 31, 2010 and 2009 (in thousands)
	Preferred Stock Series A Series B Series C Series D								Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount
BALANCE – December 31, 2009	--	$--	-	$--	1	$--	--	$--	11,176	$1	114,559	$(110,704)	$(328)	$3,528

Common stock issued on cashless exercise of options and warrants									151	--				--

Employee stock based compensation expense									270		489			489

Common Stock issued for directors fees									87		50			50

Repurchase of shares									(7)		(8)			(8)

Redemption of preferred stock	--	--	--	--	(1)	--	--	--	--	--	(100)		--	(100)

Dividends declared, preferred stock												(42)		(42)

Net income	--	--	--	--	--	--	--	--	--	--	--	1,033	--	1,033

BALANCE – December 31,
2010	--	$--	--	$--	--	$--	--	$--	11,677	$1	$114,990	$(109,713)	$(328)	$4,950

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1 ,033	$1,659
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation:
Property and equipment	271	358
Other	3	3
Change in fair value of warrant liability	(221)	74
Stock based compensation expense	539	575

Changes in operating assets and liabilities:
Accounts receivable	(29)	655
Prepaid expenses and other current assets	(86)	130
Accounts payable and accrued expenses	(19)	(161)
Deferred revenue	(6)	--

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,485	$3,293

CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for property and equipment	$(144)	$(53)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares on exercise of options and warrants	--	100
Redemption of redeemable preferred stock	(1,100)	(1,974)
Payment of dividends on preferred stock	(68)	(341)
Purchase of common stock	(8)	(59)
Repayment of long-term debt	(210)	(182)
Repayments of capital lease obligations	(6)	(6)

NET CASH USED IN FINANCING ACTIVITIES	(1,392)	(2,462)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51)	778

CASH AND CASH EQUIVALENTS – Beginning	1,758	980

CASH AND CASH EQUIVALENTS - Ending	$1,707	$1,758

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business

Direct Insite Corp. and subsidiaries (the “Company”), primarily operate as a Software as a Service provider (“SaaS”), that markets an integrated transaction based “fee for service” offering called Invoices On-Line (IOL), an electronic invoice presentment and payment (EIP&P) service that processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis.  The Company operates redundant data centers in Commack, New York and Santa Clara, California.

As described in Note 14, the Company has three major customers that accounted for 94.2% and 94.7% of the Company's revenue for the years ended December 31, 2010 and 2009, respectively.  Loss of any of these customers would have a material adverse effect on the Company.

NOTE 2 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Direct Insite Corp. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records revenue in accordance with Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” (“ASC 605”) and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, the Company enters into arrangements whereby the Company is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, the Company allocates the total revenue to be earned among the various elements based on their relative fair values.  The Company recognizes revenue related to the delivered products or services only if:

▪ Any undelivered products or services are not essential to the functionality of the delivered products or services;

▪ Payment for the delivered products or services is not contingent upon delivery of the remaining products or services;

▪ The Company has an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services and it is probable that such amount is collectible;

▪ There is evidence of the fair value for all deliverables in an agreement;

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

Cost of Revenue

Cost of revenue in the consolidated statements of income is presented along with research and development costs and exclusive of amortization and depreciation which is shown separately.  Custom Engineering Service  costs related to uncompleted milestones are deferred and included in other current assets, when applicable.  For the years ended December 31, 2010 and 2009, research and development expenses were approximately $1,753,000, and $1,909,000, respectively.

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

Software Costs

Costs associated with the development of software products are generally capitalized once technological feasibility is established.  Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at their estimated fair value.  Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life.  Amortization of software costs begins when products become available for general customer release.  Costs incurred prior to establishment of technological feasibility are expensed as incurred and are included in "operations, research and development".  No software development costs were capitalized in 2010 and 2009.

Impairment of Long-Lived Assets

ASC 360, “Plant, Property, and Equipment” (ASC360) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  The Company accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. It is the Company’s policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions.   If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued

In order to test for recoverability, the Company would compare the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2010 and 2009, respectively.

Income Taxes

The Company accounts for income taxes using the liability method.  The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates.  Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  The Company currently has significant deferred tax assets. During the years ended December 31, 2010 and 2009, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years.  As a result the Company’s effective tax rate for the years ended December 31, 2010 and 2009, differs from the current statutory rates. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of income, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

The computation of basic and diluted earnings per share is as follows:

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued

Year ended December 31, 2010 (in thousands except per share amounts)
	Net Income Numerator	Shares Denominator	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$991	11,482	$0.09
Effect of dilutive securities:
Options	--	178
Restricted stock	--	3
Diluted earnings per share	$991	11,663	$0.08

Year ended December 31, 2009 (in thousands except per share amounts)
	Net Income Numerator	Shares Denominator	Per Share Amount
Basic Earnings Per Share:
Net income attributable to common shareholders	$1,416	10,874	$0.13
Effect of dilutive securities:
Options	--	316
Restricted stock	--	40

Diluted earnings per share	$1,416	11,230	$0.13

Securities that could potentially dilute basic earnings per share ("EPS") in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (shares are in thousands):

Potential Common Shares	Year Ended December 31,
	2010	2009
Options to purchase common stock	75	75
Unvested stock grants	26	--
Warrants to purchase common stock	--	590

Total Potential Common Shares	101	665

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents.
The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2010 and 2009.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At December 31, 2010 and 2009, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Concentrations and Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 14. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

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

ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs such as quoted prices in active markets
Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -- Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

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

New Accounting Pronouncements

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

Stock Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available. As a result, for the year ended December 31, 2010 the Company recorded $539,000 in stock based compensation expense for the fair value of stock based compensation all of which related to restricted stock grants.  For the year ended December 31, 2009 the Company recorded $575,000 in stock based compensation expense for the fair value of stock based compensation of which $9,000 related to stock options granted to employees, and $566,000 related to restricted stock grants.  At December 31, 2010, there was approximately $25,000 of total unrecognized stock based compensation costs, which is expected to be recognized over a weighted average period of one year.

NOTE 3 – Change in Accounting Principle

Effective January 1, 2009, the Company, adopted the guidance in ASC 815, “Contracts in Entity’s Own Stock”, and determined that a warrant issued in conjunction with the guarantee of a credit facility contained a provision whereby the exercise price could be adjusted upon certain financing transactions at a lower price per share could no longer be viewed as indexed to the Company’s common stock.  As such, the Company changed the accounting for this warrant to a “derivative”. As a result the Company recorded the warrant liability at the fair value of the warrant of $147,000 as of January 1, 2009 and reclassified its issuance date fair value from additional paid-in-capital and accumulated deficit.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – Fair Value of Financial Instruments

At December 31, 2010 there were no assets or liabilities measured at fair value. The following are the Company’s major categories of liabilities measured at fair value on a recurring basis at December 31, 2009, categorized by the fair value hierarchy:

Fair Value Measurements at December 31, 2009 Using Significant Unobservable Inputs:

Description	(Level 3)
Liabilities:
Warrant liability	$221

The fair value of the warrant liability was determined using the Black-Scholes method.  The Company determined that the warrants included an implied down-side protection feature and performed a valuation using a lattice model.  The Company concluded there was no material difference from the valuation using the Black-Scholes method.   The key assumptions used were a volatility of 176.5%, dividend rate of 0%, a risk free rate of 0.4% and an expected life of 0.5 years.  The warrants expired without exercise in 2010.

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and a summary of the derivative warrant liability during the years  ended December 31, 2010 and 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Description	(Level 3)
Liabilities:
Balance at January 1, 2009	$--
Cumulative effect of the change in accounting principle, January 1, 2009	147
Change in fair value included in operations	74
Balance, December 31, 2009	$221
Change in fair value included in operations	(221)
Balance, December 31, 2010	$--

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statement of income.

NOTE 5 - Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009	Useful life in Years
	(in thousands)
Computer equipment and purchased software	$4,197	$3,911	3
Furniture and fixtures and leasehold improvements	77	68	5 – 7
	4,274	3,979
Less: accumulated depreciation and amortization	(3,853)	(3,582)

Property and Equipment, Net	$421	$397

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2010 and 2009 was $271,000 and $358,000, respectively.

NOTE 6 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:
	December 31,
	2010	2009
	(in thousands)
Trade accounts payable	$182	$377
Sales taxes payable	539	539
Accrued board fees	339	207
Other accrued expenses	365	321

	$1,425	$1,444

NOTE 7 - Debt

Notes payable

At December 31, 2010 and 2009, notes payable consist of $261,000 and $320,000, respectively, of borrowings for the purchase of equipment.  These notes bear interest at rates ranging from 8.0% to 10.3% per year and mature through August 2013.  The notes are collateralized by the equipment purchased with net book values of $237,000 and $234,000, at December 31, 2010 and 2009, respectively.

As of December 31, 2010 future principal payments under these notes are:

Year Ending
(in thousands)
2011	$157
2012	67
2013	37
Total payments	261
Current portion	157
Long term portion	$104

NOTE 8 - Shareholders’ Equity

Preferred Stock

The Company has 2,000,000 authorized preferred shares of which 0  and 1,100 were issued and outstanding at December 31, 2010 and 2009, respectively, as follows:

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders’ Equity, continued

Series B Redeemable Preferred Stock

The Company had issued 974 Series B Preferred shares at $1,000 per share in exchange of $974,000 of outstanding debt.  The Company’s Chairman and Chief Executive Officer held 266 shares, Markus & Associates (an affiliate of SJ, Note 10) held 208 shares, and Tall Oaks held 500 shares. Each of the Preferred Stock - B shares was entitled to mandatory dividends, payable quarterly, commencing on the first day of the calendar quarter after the date of issuance, at the rate of 12% per annum.  Additionally, the Preferred Stock - B shares were redeemable, at the sole option of the Company, on or after March 31, 2005 (or prior to March 31, 2005 with the consent of majority-in-interest holders of Preferred Stock - B shares).  Upon redemption, the holders of the Preferred Stock - B were entitled to receive, for each share of Preferred Stock - B outstanding, an amount equal to the price per share plus accrued and unpaid dividends.  During the year ended December 31, 2009, the Company paid dividends of $88,000 and redeemed all of the outstanding Series B Redeemable Preferred Stock in the amount of $974,000 and recorded this as a reduction of Additional Paid- in Capital. The Company’s Chairman and Chief Executive Officer, as a holder of the Series B, received $266,000 of the redemption amount.

Series C Redeemable Preferred Stock

The Company had issued 2,000 shares of its non-voting Series C Redeemable Preferred Stock (“Series C”). The holders of Preferred Stock - C were entitled to dividends at the rate of 9-½% per annum, payable quarterly in arrears beginning October 1, 2005.  The Company had the option to redeem issued shares of Series C, in whole or in part, at any time, with the redemption price equal to the purchase price plus accrued and unpaid dividends.  For each share of Series C purchased, each investor received a Warrant to purchase the number of shares of the Company's common stock equal to the exchange ratio of $1,000 price per share (“Price Per Share”) divided by 123% of the closing price per share of the Company's common stock on the trading dayimmediately prior to the date of issuance of the Warrant.  Certain officers, directors and affiliates held 1,470 shares of the Series C.  As of December 31, 2010 and 2009 no warrants issued in connection with the Series C were outstanding.  During the year ended December 31, 2010, the Company paid dividends of $62,000 to holders of the Series C and redeemed 1,000 shares of the series C for $1,000,000. During the year ended December 31, 2009, the Company paid $198,000 in dividends on the Series C and redeemed 1,000 shares of the Series C for $1,000,000.  The Series C could only be redeemed on the approval of the Board of Directors, and certain members of the Board are also holders of the Series C Preferred Stock and had previously resolved not to vote to redeem such stock. As such the Series C was recorded as equity.  In September 2009 the Board rescinded this resolution and voted to redeem a portion of the Series C stock. At December 31, 2009, the Series C was classified as temporary equity as redemption was now deemed to be at the option of the holder.  At December 31, 2010, no shares of the Series C remain outstanding.

Series D Redeemable Preferred Stock

The Board of Directors authorized the issuance of up to 1,500 shares of Series D Redeemable Preferred Stock (“Series D Preferred”) at $1,000 per share.  The holders of Series D Preferred were entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on April 1, 2006.  The holders of Series D Preferred had preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series A, B and C Preferred Stock.  As of December 31, 2009, 100 shares of Series D Preferred had been sold and the Company received proceeds of $100,000.  The buyer was issued warrants to purchase 90,909 common shares at an exercise price of $2.03 per share in conjunction with the sale.  At December 31, 2010 and 2009 there were $0 and $2,000, respectively, of dividends accrued and unpaid for Series D Preferred Holders.  During the year ended December 31, 2010 and 2009, the Company paid $6,000 and $55,000, respectively, of dividends to the holder of the Series D Preferred Stock. During the year end December 31, 2010, the Company redeemed all of the 100 shares of Series D preferred Stock for $100,000.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders’ Equity, (continued)

Dividends included in net income attributable to common shareholders for the years ended December 31, 2010 and 2009 were:

Preferred Stock	2010	2009
Series B	--	$58,000
Series C	$38,000	$175,000
Series D	$4,000	$10,000
Total	$42,000	$243,000

Common Stock, Options, Stock Grants and Warrant Issuances

Year Ended December 31, 2010

During the year  ended December  31, 2010 the Company issued 270,000 restricted common shares with a fair value of $567,600 based on the closing share price on the date of the grant to certain officers under employment agreements.  The Company recorded stock based compensation of approximately $489,000 in 2010 related to these restricted common shares.  The Company also issued 151,283 shares on exercise of 345,000 options on a cashless basis.  In addition, the Company considers 87,369 common shares held in deferred compensation accounts for directors issued and outstanding

Common Stock Purchase

In September 2009, the Board of Directors adopted a plan to purchase a certain number of shares from options holders on the exercise of options to encourage the option holders to exercise their options and to provide the option holder with a method to have cash for the tax on the exercise.  The plan provides that the price to be paid for any shares purchased shall be the closing price of the common stock on the date of exercise.  Further the Company will only provide up to $300,000 for all such purchases for all option exercises in the aggregate in any twelve month period.  During the year ended December 31, 2010, the Company purchased 7,500 shares for a total of $8,000 from one of the Company's officers.  During the year ended December 31, 2009, the Company purchased 63,746 shares for a total of $59,000.

Year Ended December 31, 2009

During the year ended December 31, 2009 the Company issued 270,000 restricted common shares with a fair value of $596,000 based on the closing share price on the date of the grant to certain officers under employment agreements.  The Company recorded stock based compensation of approximately $575,000 in 2009 related to these restricted common shares.  The Company also issued 319,050 restricted common shares valued at $197,000 to directors in settlement of directors fees accrued in 2006 and 2007. The Company also issued 95,648 shares on exercise of warrants and received proceeds of $100,000.  Also during the year ended December 31, 2009 the Company issued 283,238 shares on the exercise of 460,000 options on a cashless basis.

Stock Option Plans

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s Stock Option Plans.  Options generally vest over 3 years and expire five years from the date of the grant.  At December 31, 2010, 3,061,954 shares were authorized for issuance under the stock option plans.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.  The Company issues new shares to satisfy stock option exercises.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders’ Equity, continued

The following is a summary of stock option activity for 2010 and 2009, relating to all of the Company’s common stock plans (shares are in thousands):

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2009	1,277	$0.62	2.6	$661

Exercised	(460)	0.41		$264
Forfeited	(47)	1.66

Outstanding at December 31, 2009	770	$0.68	2.0	$250

Exercised	(345)	0.56		$41

Outstanding at December 31, 2010	425	$0.78	2.0	$60
Exercisable at December 31, 2010	425	$0.78	2.0	$60

The following table summarizes stock option information as of December 31, 2010:

Options Outstanding
Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life	Options Exercisable (in thousands)
$0.62	350	2.0 years	350
$1.50	75	2.2 years	75
Total	425	2.0 years	425

A total of 3,062,000 shares of the Company’s common stock are reserved for options, warrants and contingencies at December 31, 2010.  The total fair value of options vested during the years ended December 31, 2010 and 2009 was $0 and $35,000, respectively. At December 31, 2010, there was no unrecognized compensation costs related to stock options outstanding.

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of December 31, 2010 and 2009 and changes during the year ended December 31, 2010 is presented below:

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders’ Equity, continued

Non-vested Shares	Shares (000)	Weighted-average Grant Date Fair Value
Non-vested at December 31, 2009	292	$2.03
Granted	53	$0.95
Vested	(319)	$1.94
Forfeited	- -	$0.00
Non-vested at December 31, 2010	26	$0.95

The future expected expense for non-vested shares is $25,000 and will be recognized on a straight-line basis over the period January 1, 2011 through December 31, 2011.

Warrants

At December 31, 2009, the Company had warrants outstanding to purchase 590,909 shares of common stock.  The warrants had exercise prices ranging from $1.00 to $2.03 and contractual lives of 5 years.  During the year ended December 31, 2009, 95,648 warrants were exercised and 928,479 warrants expired without being exercised. There were no warrants outstanding at December 31, 2010

NOTE 9 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of December 31, 2010 and 2009.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in ASC 740.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2007 through 2010, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the years ended December 31, 2010 and 2009.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The following table summarizes components of the provision for current and deferred income taxes for the years ended December 31, 2010 and 2009:

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2010	2009
	(in thousands)
Current
Federal	$30	$53
State and other	11	9

Total	41	62
Deferred
Federal	--	--
State and other	--	--
Total	--	--

Provision for Income Taxes	$41	$62

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the
Company’s effective tax rate for financial statement purposes for the years ended December 31, 2010 and 2009:

	2010	2009
U.S. Federal statutory tax rate	34%	34%
Permanent items	11	7
State taxes Decrease in valuation allowance	8 (49)	6 (43)

	4%	4%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:
	December 31,
	2010	2009
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$18,194	$21,750
Tax credit carryforwards	429	406
Fixed and intangible assets	45	51
Deferred revenue	28	30
Value of stock options and stock compensation	220	224
Unrealized loss on securities	544	544
Accruals	165	138
	19,625	23,143
Valuation allowance	(16,758)	(20,276)
Deferred tax assets, net	$2,867	$2,867

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – Income Taxes (continued)

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the year ended December 31,
	2010	2009
Beginning balance	$20,276	$24,066
Change in allowance	(3,519)	(3,790)
Ending balance	$16,757	$20,276

At December 31, 2010, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $52 million and $8 million, respectively, which may be available to reduce taxable income, if any.  Approximately $8 million of Federal NOLs expired in 2010 and 2009, and approximately $18 million and $9 million of Federal NOLs will expire in 2011 and 2012 with the remaining $25 million expiring in 2019 through 2026.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2010, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control as such applies to Section 382.  However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs.  The NOL carryforward as of December 31, 2010 included approximately $1,068,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in-capital, if and when realized.

NOTE 10 - Related Party and Other Transactions

During the year ended December 31, 2006, the Company terminated and settled the consulting agreement with Mountain Meadow Farm and its associates, including SJ Associates (collectively “Mountain Meadow”).  As part of the settlement the Company agreed to issue Mountain Meadow 90,638 restricted common shares valued at $34,000 and to pay for the costs of medical, life and certain other insurance through December 31, 2013 with the cost for such insurance not to exceed $200,000 in the aggregate or $50,000 in any 12 month period.  At December 31, 2010, the Company has recorded a liability of $35,000 representing the estimated present value of this obligation.  Mountain Meadow and its principal employee are shareholders of the Company.

NOTE 11 - Commitments and Contingencies

Operating Leases

Operating leases are primarily for office space, data centers, equipment and automobiles.  At December 31, 2010, the future minimum lease payments under operating leases are summarized as follows:

Year ending December 31,	Amount (in thousands)

2011	$385
2012	103
2013	1
Total	$489

Rent expense approximated $454,000 and $436,000 for the years ended December 31, 2010 and 2009, respectively.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments and Contingencies (continued)

Employment Agreements

On August 22, 2007, the Board ratified and approved the Services Agreement with its Chairman and Chief Executive Officer, effective June 1, 2007 for a term ending on December 31, 2010.  The agreement calls for compensation of $20,000 per month (with a 10% increase on each annual anniversary subject to approval of the Company’s Compensation Committee and based on performance of the Company), a one-time grant of 100,000 shares of restricted common stock and the granting of 10,000 shares of restricted common stock per month commencing with the execution of the Agreement and ending on December 1, 2010.  The fair value of the stock grants is $1,193,000 based on the closing price of the shares on the grant date.  During the years ended December 31, 2010 and 2009, the Company issued 120,000 and 150,000 restricted common shares and recorded $270,000 in 2010 and 2009 as compensation expense related to the services agreement.   The agreement further provides for: reimbursement of certain expenses; living and travel expenses approximating $11,000 per month; and certain severance benefits in the event of termination prior to the expiration date.

On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Operating Officer (President and Chief Operating Officer from March 18, 2009), for a term ending on December 31, 2010.  The agreement calls for compensation of $15,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010.  The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period.  During each of the years ended December 31, 2010 and 2009, the Company recorded $98,000 as compensation expense related to the stock grant.  The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

On August 22, 2007, the Board ratified and approved an amendment to the Services Agreement with its Executive Vice President and Chief Technology Officer, for a term ending on December 31, 2010.  The agreement calls for compensation of $16,500 per month, a $25,000 cash bonus paid upon execution of the Agreement, and the granting of 5,000 shares of restricted common stock per month commencing on August 1, 2008 and ending on December 31, 2010.  The fair value of the stock grants is $326,000 based on the closing price of the shares on the grant date and is being amortized over the contract period.  During each of the years ended December 31, 2010 and 2009, the Company recorded $98,000 as compensation expense related to the stock grant.  The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

On December 12, 2007, the Board ratified and approved an amendment to the Services Agreement with its Chief Financial Officer, for a term ending on December 31, 2009, with an option to extend for one additional year.  The agreement was extended and expires on December 31, 2010. The agreement calls for compensation of $14,583 per month, and the granting of 2,500 shares of restricted common stock per month commencing on December 1, 2007 and ending on December 31, 2009.  The fair value of the stock grants is $116,000 based on the closing price of the shares on the grant date and is being amortized over the contract period.  In accordance with the extension of the Services Agreement an additional stock grant of 30,000 restricted common shares was granted and the fair value of the grant was $27,000 based on the closing price of the shares on the grant date. During the years ended December 31, 2010 and 2009, the Company recorded $24,000 and $59,000, respectively, as compensation expense related to the stock grant.  The agreement further provides for reimbursement of certain expenses and severance benefits in the event of termination prior to the expiration date.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Commitments and Contingencies (continued)

Subsequent to December 31, 2010, the Company executed new employment agreements with the Chairman and Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer.

The agreement with the Chairman and Chief Executive Officer is for a two year term effective January 1, 2011 through December 31, 2012.  The agreement provides for a salary of $25,833 per month and an annual incentive bonus with a target equal to 70% of the base annual salary subject to achieving certain revenue growth and operating cash flow goals. The agreement further provides for: reimbursement of certain medical and travel expenses; and certain severance benefits in the event of termination prior to the expiration date.

The agreement with the President and Chief Operating Officer is for a two year term effective January 1, 2011 through December 31, 2012.  The agreement provides for a salary of $16,667 per month and an annual incentive bonus with a target equal to 30% of the base annual salary subject to achieving certain revenue growth and operating cash flow goals. The agreement further provides for: use of an automobile and related expenses; reimbursement of certain medical and travel expenses; and certain severance benefits in the event of termination prior to the expiration date.

The agreement with the Chief Financial Officer is for a one year term effective January 1, 2011 through December 31, 2011 with an option to renew for an additional year to December 31, 2012.  The agreement provides for a salary of $15,417 per month and an annual incentive bonus with a target equal to 20% of the base annual salary subject to achieving certain revenue growth and operating cash flow goals. The agreement further provides for: use of an automobile and related expenses; reimbursement of certain medical and travel expenses; and certain severance benefits in the event of termination prior to the expiration date.

The Company has a consulting agreement with its former President which ends December 31, 2011. During the term of the agreement compensation will be $6,000 per month. Duties include consultation with senior executives concerning the Company’s respective businesses and operations.

Future commitments under employment and consulting agreements total $767,000 and $510,000 for the years ended December 31, 2011 and 2012 respectively.

NOTE 12 - Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information for the years ended December 31, 2010 and 2009 is summarized as follows:
	Year ended December 31,
	2010	2009
	(in thousands)
Interest paid	$29	$53
Income taxes paid	$30	$45

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Consolidated Statements of Cash Flows continued

Non-cash investing and financing activities for the years ended December 31, 2010 and 2009 are summarized as follows:
	Year Ended December 31,
	2010	2009
	(in thousands)
Accrued dividends	$--	$26
Equipment notes incurred	$151	$55
Common Stock issued in settlement of liability	$--	$197

NOTE 13 - Products and Services

The Company and its subsidiaries currently operate in one business segment and have, during the years 2010 and 2009, provided two separate products: SaaS Services and Custom Engineering Services.  Refer to Note 1 for a detailed description of these products and services.  Revenues from these products are as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
SaaS fees	$8,158	$8,946
Custom Engineering fees	894	1,063
Total Revenue	$9,052	$10,009

NOTE 14 - Major Customers

For the year ended December 31, 2010, IBM, HP Enterprise Services (“HP”) and Siemens Shared Services LLC (“Siemens”) accounted for 32.8%, 51.0% and 10.4%, respectively, of the Company’s revenue.  In 2009, IBM, HP and Siemens accounted for 33.2%, 50.9% and 10.6% of revenue, respectively.  Accounts receivable from these three customers at December 31, 2010 and 2009, amounted to $1,243,000 and $1,242,000, respectively.  Loss of any of these customers would have a material adverse effect on the Company.

NOTE 15 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than those discussed in Note 11.