Form 10-Q
period 2011-03-31
DIRECT INSITE CORP
filed 2011-05-16
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
                                               Yes [  ]                               No [ X ]

The number of shares of $.0001 par value stock outstanding as of May 12, 2011 was: 11,697,683

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,338	$1,707
Accounts receivable, net of allowance for doubtful accounts of $0 in 2011 and 2010	1,653	1,325
Deferred tax asset – current	750	750
Prepaid expenses and other current assets	140	159

Total current assets	3,881	3,941

Property and equipment, net	387	421
Deferred tax asset	2,117	2,117
Other assets	229	226

TOTAL ASSETS	$6,614	$6,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,273	$1,425
Current portion of capital lease obligations	14	--
Current portion of notes payable	127	157
Deferred revenue	45	69

Total current liabilities	1,459	1,651

Capital lease obligations, net of current portion	28	--
Notes payable, net of current portion	79	104

Total liabilities	1,566	1,755

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; 0 issued and outstanding in 2011 and 1010.
Common stock, $0.0001 par value; 50,000,000 shares authorized; 11,737,610 and 11,717,310 shares issued in 2011 and 2010, respectively; and 11,697,683 and 11,677,383 shares outstanding in 2011 and 2010, respectively	1	1
Additional paid-in capital	115,004	114,990
Accumulated deficit	(109,629)	(109,713)
	5,376	5,278
Common stock in treasury, at cost - 24,371 shares	(328)	(328)
Total shareholders’ equity	5,048	4,950

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,614	$6,705

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands, except share data)

	Three Months Ended
	March 31,
	2011	2010

Revenue	$2,128	$2,381

Costs and expenses
Operations, research and development	848	893
Sales and marketing	468	471
General and administrative	647	730
Amortization and depreciation	77	76
	2,040	2,170

Operating income	88	211

Other expense (income)
Change in fair value of warrant liability	---	(195)
Other income	---	(26)
Interest expense, net	4	7

Income before income taxes	84	425

Provision for income tax	--	10

Net income	84	415

Preferred stock dividends	--	(26)

Net income attributable to common shareholders	$84	$389

Basic income per share attributable to common shareholders	$0.01	$0.03

Diluted income per share attributable to common shareholders	$0.01	$0.03
Basic weighted average common shares outstanding	11,693	11,282
Diluted weighted average common shares outstanding	11,784	11,553

See notes to condensed consolidated financial statements

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands, except share data)

	For the three months ended March 31,
	2011	2010

Cash flows from operating activities
Net income		$84	$415
Adjustments to reconcile net income to net cash (used in ) provided by operations:
Amortization and depreciation		77	76
Stock based compensation expense		14	134
Change in fair value of warrant liability		--	(195)
Changes in operating assets and liabilities:
Accounts receivable		(328)	(444)
Prepaid expenses and other current assets		14	17
Accounts payable and accrued expenses		(152)	--
Deferred revenue		(24)	--
Net cash (used in) provided by operations		(315)	3

Cash flows used in investing activities:
Expenditures for property and equipment		--	(2)

Cash flows from financing activities:
Payment of dividends on preferred stock		--	(26)
Principal payments on capital lease obligations		--	(2)
Repayments of long-term debt		(54)	(47)
Net cash used in financing activities		(54)	(75)

Net decrease in cash and cash equivalents		(369)	(74)

Cash and cash equivalents – beginning of period		1,707	1,758

Cash and cash equivalents – end of period		$1,338	$1,684

Supplemental Disclosures:

Cash paid for interest	$		$8
Cash paid for income taxes		$45	$10

Non-cash investing and financing activities:
Dividends accrued and unpaid		$--	$26
Equipment acquired from capital lease		$42	$--

See notes to condensed consolidated financial statements

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.          Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries (“Direct Insite” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of March 31, 2011, and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2011 and 2010, have been prepared by the Company and are not audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In addition, the December 31, 2010 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Form-10K. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the audited December 31, 2010 consolidated financial statements.

Use of Estimates

In preparing financial  statements in conformity  with accounting principles generally accepted in the United States of America,  management makes estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities and disclosures of contingent  assets and liabilities at the date of the  condensed consolidated  financial  statements,  as well as the  reported  amounts  of revenue and expenses during the reporting period. Management bases its estimates on  historical  experience  and on various  assumptions  that are believed to be reasonable  under the  circumstances,  the  results  of which form the basis for making  judgments about the carrying  values of assets and liabilities  that are not readily  apparent  from other  sources.  Disclosures that are particularly sensitive to estimation include stock based compensation and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates.

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

As described in Note 6, the Company has three customers that accounted for approximately 91.5% and 95.3% of the Company's revenue for the three months ended March 31, 2011 and 2010, respectively.  Loss of International Business Machines Corp. (“IBM”) or Hewlett Packard (”HP”) would have a material adverse effect on the Company.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.        Stock Based Compensation

Stock Options

The Company accounts for stock options using the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation”. There was no compensation expense for options during the three months ended March 31, 2011 and March 31, 2010. At March 31, 2011, there was no unrecognized compensation costs related to stock options granted.

Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans.  Options generally vest over 3 years and expire five years from the date of the grant.  At March 31, 2011, 3,061,954 shares were authorized for issuance under the stock option plans.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.  The Company issues new shares to satisfy stock option exercises.  There were no options granted during the three months ended March 31, 2011 and 2010.

A summary of option activity under the plans for the three months ended March 31, 2011 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2011	425	$0.78	2.0	$60
Granted	--	--
Exercised	--	--
Canceled	--	--
Forfeited	--	--
Balance, March 31, 2011	425	$0.78	1.8	$116
Exercisable, March 31, 2011	425	$0.78	1.8	$116

There were no options that vested during the three months ended March 31, 2011 and 2010.

Restricted Stock Grants

During the three months ended March 31, 2011 the Company granted 80,645 shares to directors as part of their compensation.  The stock grants had a fair value of approximately $64,000 based on the closing price of the stock on the date of the grant.  The stock grants vest over the two year period January 1, 2011 through December 31, 2012.

A summary of the status of the Company’s restricted non-vested shares issued pursuant to service agreements as of March 31, 2011 and changes during the three months ended March 31, 2011 is presented below:

	Shares (in thousands)	Weighted- average Grant Date Fair Value
Non-vested at January 1, 2011	26	$0.95
Granted	81	$0.79
Vested	(17)	$0.85
Forfeited	--	--
Non-vested at March 31, 2011	90	$0.83

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.         Stock Based Compensation (continued)

For the three months ended March 31, 2011 and 2010 stock compensation expense for stock grants was approximately $14,000 and $134,000, respectively. At March 31, 2011, the future expected expense for non-vested shares is $75,000 and will be recognized on a straight-line basis over the period April 1, 2011 through December 31, 2012.

4.         Debt

Notes payable

At March 31, 2011 and December 31, 2010, notes payable consist of $206,000 and $261,000, respectively, of borrowings for the purchase of equipment.  These notes bear interest at rates ranging from 8.0% to 9.5% per year and mature through August 2013.  The notes are collateralized by the equipment purchased with net book values of $196,000 and $237,000, at March 31, 2011 and December 31, 2010, respectively.

Capitalized lease obligations

The Company has equipment under a capital lease obligation expiring in 2014.  The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.  The interest rate pertaining to this capital leases is 3.3%.  At March 31, 2011, the gross and net book value of the related assets is approximately $42,000 and $38,000 respectively.

5.        Shareholders' Equity

The following table summarizes the changes in shareholders’ equity for the three months ended March 31, 2011:

In thousands
Balance, January 1, 2011	$4,950
Stock based compensation	14
Net income	84
Balance – March 31, 2011	$5,048

Common Stock and Option Issuances

During the three months ended March 31, 2010 the Company issued 56,680 common shares on the exercise of options on a cashless basis.

Earnings Per Share

The Company displays earnings per share in accordance with ASC 260, “Earnings Per Share”.  ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Outstanding stock options, warrants and other potential stock issuances are not included in the computation when their effect would be anti-dilutive.  The following table presents the shares used in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010:

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.           Shareholders' Equity (continued)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(in thousands)	(in thousands)
Weighted Average Common shares outstanding	11,693	11,282
Options to purchase common stock	88	265
Restricted stock grants	3	6
Total diluted shares	11,784	11,553

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(in thousands)	(in thousands)
Options to purchase common stock	75	75
Warrants to purchase common stock	--	500
Restricted stock grants	16	197

Total potential common shares	91	772

6.           Products and Services

The Company and its subsidiaries currently operate in one business segment and provide two separate products: SaaS services and custom engineering services.  The following table displays revenue by product (in thousands):

	Three Months Ended March 31,
	2011	2010
SaaS fees	$1,896	$2,172
Custom engineering fees	232	209

Total Revenue	$2,128	$2,381

Major Customers

For the three months ended March 31, 2011 and 2010, HP accounted for 48.0% and 52.7% of revenue, respectively. For the three months ended March 31, 2011 and 2010, IBM accounted for 33.1% and 32.5% of revenue, respectively. For the three months ended March 31, 2011 and 2010 Siemens Shared Services LLC (“Siemens”) accounted for 10.4% and 10.1% of revenue, respectively. Accounts receivable from these customers amounted to $1,518,000 and $1,243,000 at March 31, 2011 and December 31, 2010, respectively.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.         Income Taxes

In its interim financial statements the Company follows the guidance in ASC 270, “Interim Reporting” (“ASC 270”) and ASC 740, “Income Taxes” (“ASC740”) whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim period’s income or loss.  The current period provision of approximately $30,000 was offset by a reduction in the valuation allowance of approximately $30,000 on the deferred tax asset that was established in prior years. During the three months ended March 31, 2011, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years. In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.  At December 31, 2010, the Company had federal and state net operating loss carry forwards (“NOLs”) remaining of approximately $52 million and $8 million, respectively, which may be available to reduce taxable income, if any.  Approximately $18 million and $9 million of Federal NOLs will expire in 2011 and 2012, respectively, with the remaining $25 million expiring in 2019 through 2026.

8.         New Accounting Pronouncements

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, results of operations and cash flows.

9.         Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Except as noted below, based upon the evaluation, the Company did not identify any recognized or unrecognized subsequent events that would have required adjustments to or disclosure in the condensed consolidated financial statements.

Subsequent to March 31, 2011 the Company executed a new employment agreement with its Executive Vice President of Sales and Marketing (“EVP Sales”) and Chief Technology Officer (“CTO”) and amended the employment agreement with the Chief Executive Officer (“CEO”).

The agreement with the EVP Sales and CTO is for a two year term effective January 1, 2011 through December 31, 2012.  The agreement provides for an annual salary of $200,000, allocated as $80,000 for his role as CTO and $120,000 as EVP Sales. The agreement provides for an annual incentive bonus with a target equal to 20% of the base annual salary allocated to the role of CTO, subject to achieving certain revenue growth and operating cash flow goals. The agreement further provides for commissions of 4% to 8% in the first year of an agreement and 2% to 4% in the second year of an agreement for certain new named accounts.  The agreement further provides for: use of an automobile and related expenses; reimbursement of certain medical and travel expenses; and certain severance benefits in the event of termination prior to the expiration date.

The employment agreement with the CEO was amended to eliminate the termination for cause clause and provides that the CEO has the right to resign or terminate the agreement for any reason at his sole discretion.

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

Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including 110 countries, 35 languages and multiple currencies. Direct Insite processes, hosts and distributes millions of invoices, purchase orders, and attachment documents making them accessible on-line within an internet self service portal. Suppliers, customers, and internal departments such as Finance and Accounting or Customer Service users can access their business documents 24 hours per day, seven days per week, 365 days per year.

For the three months ended March 31, 2011 and 2010, HP accounted for 48.0% and 52.7% of revenue, respectively.  For the three months ended March 31, 2011 and 2010, IBM accounted for 33.1% and 32.5% of revenue, respectively. Siemens Shared Services LLC accounted for 10.4% and 10.1% of revenue for the three months ended March 31, 2011 and 2010, respectively.

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

DIRECT INSITE CORP. AND SUBSIDIARES

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

▪ There is evidence of the fair value for all deliverables in the arrangement;

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

DIRECT INSITE CORP. AND SUBSIDIARES

Cost of Revenue

Cost of revenue in the condensed consolidated statements of operations is presented along with operations, research and development costs and exclusive of amortization and depreciation shown separately.  Custom Engineering Services costs related to uncompleted milestones are deferred and included in other current assets, when applicable.

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  At March 31, 2011 and December 31, 2010, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets

ASC 360 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  The Company accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment”, for purposes of determining and measuring impairment of its other intangible assets.  It is the Company’s policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions.   If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.  In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the three month periods ended March 31, 2011 and 2010, respectively.

Income Taxes

We currently have significant deferred tax assets. ASC 740 “Income Taxes”, requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, accounting standards provide that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis (see note 7 to the Condensed Consolidated Financial Statements).

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Certain items, among others, that are particularly sensitive to estimates are stock based compensation, and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates.

DIRECT INSITE CORP. AND SUBSIDIARES

Results of operations

For the three months ended March 31, 2011 revenue decreased $253,000 (10.6%) to $2,128,000, compared to revenue of $2,381,000 for the three months ended March 31, 2010.  This decrease is primarily the result of a decrease in recurring SaaS IOL services revenue of $276,000 principally due to contractual price decreases, offset by an increase of $23,000 in  engineering services revenue.  Included in revenue for the three months ended March 31, 2011 is $49,000 of revenue from work performed in 2010 but recognized in 2011 because certain revenue recognition requirements including customer acceptance had not been met until 2011.  Costs for such work was also deferred at December 31, 2010 and expensed in 2011.

For the three months ended March 31, 2011 we had income from operations of $88,000 compared to income from operations of $211,000 for the three months ended March 31, 2010.  We had net income of $84,000 for the three months ended March 31, 2011, compared to net income of $415,000 for the three months ended March 31, 2010.  Net income includes non-operating income of $0 and $195,000 for the three months ended March 31, 2011 and 2010, respectively, resulting from the change in the fair value of the warrant liability.

Costs of operations, research and development decreased by $45,000 (5.0%) to $848,000 for the three months ended March 31, 2011, compared to costs of $893,000 for the three months ended March 31, 2010.  These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance.  Also included are cost for purchased services, network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and SaaS production services.  The decrease in 2011 is principally due to a decrease of $26,000 in the cost of purchased services, resulting from a decrease in outsourcing certain services in support of a product offering to one customer, a decrease in Professional fees of $14,000 and other costs of operations by $5,000.

Sales and marketing costs decreased $3,000 to $468,000 for the three months ended March 31, 2011, compared to costs of $471,000 for the same period in 2010. The decrease is primarily due to a decrease in stock compensation costs of $24,000, and a decrease in consulting and professional fees of $21,000.  This was offset by an increase in salaries and related costs of $38,000, resulting from employing an additional sales agent.   All other sales and marketing costs increased $4,000.

General and administrative costs decreased $83,000 (11.4%) to $647,000 for the three months ended March 31, 2011, compared to costs of $730,000 for the same period in 2010. The decrease was principally the result of a decrease in stock compensation costs of $98,000, as certain stock grants were fully amortized in 2010.  Rent expense decreased $25,000 as a result of the reduction in the costs of office rents.  Accounting and audit fees decreased by $14,000.  These decreases were offset by an increase in legal fees of $29,000 as we incurred additional costs related to renewal of employment agreements, and an increase in costs for directors’ fees of $16,000.  All other administrative costs increased $9,000, net.

Amortization and depreciation expense was $77,000 for the three months ended March 31, 2011, an increase of $1,000 (1.3%) from the cost of $76,000 for the same period in 2010.  The increase is due to new equipment acquisitions.

Other income for the three months ended March 31, 2011 and 2010 was $0 and $26,000, respectively.  In 2010 we received a refund from a supplier as a result of billing errors.

Interest expense, net was $4,000 for the three months ended March 31, 2011 compared to interest expense, net of $7,000 for the same period in 2010.  This decrease is due to the lower amount of outstanding debt during the quarter ended March 31, 2011 compared to the same period in 2010.

DIRECT INSITE CORP. AND SUBSIDIARES

Financial Condition and Liquidity

Cash used in operating activities for the three months ended March 31, 2011 was $315,000 compared to cash provided by operating activities of $3,000 for the three months ended March 31, 2010.  This consisted of net income of $84,000, increased by non-cash income and expenses of $91,000, including depreciation and amortization of property and equipment of $77,000, and stock-based compensation expense of $14,000.  In addition accounts receivable increased by $328,000, principally due to a delay in cash receipts from one customer in the first quarter of 2011 compared to the fourth quarter of 2010.  This was offset by a decrease in prepaid expenses of $14,000.

Accounts payable and accrued expenses decreased by $152,000 at March 31, 2011 as compared to March 31, 2010. Deferred revenue also decreased by $24,000 at March 31, 2011.

No cash was used in investing activities for the three months ended March 31, 2011, compared to $2,000 for same period in 2010.   In 2010 the expenditure was principally for equipment.

Cash used in financing activities totaled $54,000 for the three months ended March 31, 2011, compared to cash used in financing activities of $75,000 for the three months ended March 31, 2010.  We paid no dividends on preferred stock and repaid $54,000 of long-term debt in the first three months of 2011.

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

Item 4.  Controls and Procedures

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

Based on our evaluation of our disclosure controls and procedures which took place as of March 31, 2011 (the “Evaluation Date”), we believe that these controls and procedures were effective.

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

DIRECT INSITE CORP. AND SUBSIDIARES

There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DIRECT INSITE CORP.

/s/ James A. Cannavino
James A. Cannavino, Chief Executive Officer	May 16, 2011

/s/ Michael J. Beecher
Michael J. Beecher, Chief Financial Officer	May 16, 2011