Form 10-Q
period 2011-06-30
DIRECT INSITE CORP
filed 2011-08-11
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0 – 20660

DIRECT INSITE CORP.
 (Exact name of registrant as specified in its charter)

Delaware	11-2895590
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13450 West Sunrise Blvd., Sunrise, FL	33323
(Address of principal executive offices)	(Zip Code)

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

Yes ☒                                No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                               No  ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of $.0001 par value stock outstanding as of August 10, 2011 was: 11,732,295.

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(In thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,336	$1,707
Accounts receivable, net of allowance for doubtful accounts of $0 in 2011 and 2010	1,566	1,325
Deferred tax asset – current	750	750
Prepaid expenses and other current assets	153	159

Total current assets	3,805	3,941

Property and equipment, net	348	421
Deferred tax asset	2,117	2,117
Other assets	240	226

TOTAL ASSETS	$6,510	$6,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,530	$1,425
Accrued severance pay	620	--
Current portion of capital lease obligations	14	--
Current portion of notes payable	107	157
Deferred revenue	78	69

Total current liabilities	2,349	1,651

Leases payable, net of current portion	24	--
Notes payable, net of current portion	51	104

Total liabilities	2,424	1,755

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; 0 issued and outstanding in 2011 and 2010.
Common stock, $0.0001 par value; 50,000,000 shares authorized;11,772,222 and 11,717,310 shares issued in 2011 and 2010, respectively; and 11,732,295 and 11,677,383 shares outstanding in 2011 and 2010, respectively	1	1
Additional paid-in capital	115,065	114,990
Accumulated deficit	(110,652)	(109,713)
	4,414	5,278
Common stock in treasury, at cost - 24,371 shares	(328)	(328)
Total shareholders’ equity	4,086	4,950

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,510	$6,705

See notes to condensed consolidated financial statements

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 and 2010
(in thousands, except per share data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011		2010	2011	2010

Revenue		$2,026	$2,513	$4,153	$4,894

Costs and expenses
Operations, research and development		915	909	1,763	1,802
Sales and marketing		504	403	972	874
General and administrative (includes $620 of severance pay to former CEO)		1,356	742	2,003	1,472
Depreciation and amortization		73	61	150	137
		2,848	2,115	4,888	4,285

Operating (loss) income		(822)	398	(735)	609

Other (income) expense
Change in fair value of warrant liability		--	(26)	--	(221)
Reimbursed proxy costs		195	--	195	--
Loss on disposal of fixed assets		1	--	1	--
Other income		--	--	--	(26)
Interest expense, net		4	6	8	13

(Loss) Income before provision for income tax		(1,022)	418	(939)	843

Provision for income taxes		--	(10)	--	(20)

Net (loss) income		(1,022)	408	(939)	823

Preferred stock dividends		--	(16)	--	(42)

Net (loss) income attributable to common shareholders	$	(1,022)	$392	$(939)	$781

Basic (loss) income per share attributable to common shareholders	$	(0.09)	$0.03	$ (0.08)	$0.07

Diluted (loss) income per share attributable to common shareholders	$	(0.09)	$0.03	$ (0.08)	$0.07

Basic weighted average common shares outstanding		11,718	11,430	11,705	11,356

Diluted weighted average common shares outstanding		11,718	11,635	11,705	11,594

See notes to condensed consolidated financial statements

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010
(In thousands)

	For the Six Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net (loss) income	$(939)	$823
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:

Amortization and depreciation	150	137
Stock based compensation expense	75	269
Change in fair value of warrant liability	---	(221)

Changes in operating assets and liabilities:
Accounts receivable	(241)	(395)
Prepaid expenses and other assets	(10)	46
Accounts payable and accrued expenses	725	187
Deferred revenue	9	(45)
Net cash (used in) provided by operations	(231)	801

Cash flows used in investing activities:
Expenditures for property and equipment	(33)	(34)

Cash flows from financing activities:
Payment of dividends on preferred stock	---	(68)
Redemption of preferred stock	---	(1,100)
Principal payments on capital lease obligations	(4)	(3)
Repayments of long-term debt	(103)	(104)
Net cash used in financing activities	(107)	(1,275)

Net decrease in cash and cash equivalents	(371)	(508)

Cash and cash equivalents – beginning of period	1,707	1,758

Cash and cash equivalents – end of period	$1,336	$1,250

Supplemental Disclosures:
Cash paid for interest	$15	$15
Cash paid for income taxes	$--	$22
Non-cash investing and financing activities:
Equipment acquired from capital lease	$42	$--

See notes to condensed consolidated financial statements

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries (“Direct Insite” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of June 30, 2011, and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010, have been prepared by the Company and are not audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In addition, the December 31, 2010 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

As described in Note 6, the Company has three customers that accounted for approximately 92.6% and 95.5% of the Company's revenue for the six months ended June 30, 2011 and 2010, respectively.  Loss of International Business Machines Corp. (“IBM”) or Hewlett-Packard (“HP”) would have a material adverse effect on the Company.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	Stock Based Compensation

Stock Options

The Company accounts for stock options using the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation”. Compensation expense for options for the three and six months ended June 30, 2011 was $40,000. For the three and six month periods ended June 30, 2010 there was no compensation expense for options. At June 30, 2011, there was no unrecognized compensation costs related to stock options granted.

Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans.  Options generally vest over 3 years and expire five years from the date of the grant.  At June 30, 2011, 3,009,477 shares were authorized for issuance under the stock option plans.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.  The Company issues new shares to satisfy stock option exercises.
Options granted during the six months ended June 30, 2011 and 2010 was 55,000 and 0, respectively (see note 5).

A summary of option activity under the plans for the six months ended June 30, 2011 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2011	425	$0.78
Granted	55	$1.20
Exercised	--	--
Canceled	--	--
Forfeited	--	--
Balance, June 30, 2011	480	$0.82	1.9	$203
Exercisable, June 30, 2011	480	$0.82	1.9	$203

The total fair value of options vested during the six months ended June 30, 2011 and 2010 was $40,000 and $0, respectively.

Restricted Stock Grants

During the six months ended June 30, 2011 the company granted 111,000 shares to directors as part of their compensation.  The stock grants had a fair value of approximately $86,000 based on the closing price of the stock on the date of the grant. The stock grants vest over the two year period January 1, 2011 through December 31, 2012.

A summary of the status of the Company’s restricted non-vested shares issued pursuant to employment and service agreements as of June 30, 2011 and changes during the six months ended June 30, 2011 is presented below:

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	Stock Based Compensation (continued)

Non-vested Shares	Shares (in thousands)	Weighted-average Grant Date Fair Value
Non-vested at January 1, 2011	26	$0.95
Granted	111	$0.78
Vested	(50)	$0.78
Forfeited	(29)	$0.62
Non-vested at June 30, 2011	58	$0.94

For the three months ended June 30, 2011 and 2010 stock compensation expense for stock grants was $21,000 and $135,000, respectively. For the six months ended June 30, 2011 and 2010 stock compensation expense for stock grants was $35,000 and $269,000, respectively.  At June 30, 2011, the future expected expense for non-vested shares is $54,000 and will be recognized on a straight-line basis over the period July 1, 2011 through December 31, 2012.

4.	Debt

Notes payable

At June 30, 2011 and December 31, 2010, notes payable consist of $158,000 and $261,000, respectively, of borrowings for the purchase of equipment.  These notes bear interest at rates ranging from 8.0% to 9.5% per year and mature through August 2013.  The notes are collateralized by the equipment purchased with net book values of $154,000 and $237,000, at June 30, 2011 and December 31, 2010, respectively.

The Company entered into a loan agreement with JPMorgan Chase Bank, NA on May 31, 2011. The agreement provides a revolving line of credit up to $1,000,000 against 80% of eligible assets (as defined therein) at a rate of Libor plus 2%. The line of credit is collateralized by the Company’s accounts receivable and is for the term of 12 months. At June 30, 2011, the Company has not drawn any funds from the line of credit.

Capitalized lease obligations

The Company has equipment under a capital lease obligation expiring in 2014.  The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.  The interest rate pertaining to this capital lease is 3.3%.
At June 30, 2011, the gross and net book value of the related assets is approximately $45,000 and $37,000, respectively.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.	Shareholders' Equity

Common Stock and Option Issuances

Other than the 111,000 shares of restricted stock granted to directors of the Company, as set forth in Note 3, the Company has not issued any shares during the six months ended June 30, 2011.

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

During the six months ended June 30, 2011, the company granted 55,000 options to employees with an exercise price of $1.20, the trading price on the date of the grant.  The options have a fair value of $40,000 determined using the Black-Sholes pricing model.  The key assumptions used were a volatility of 103.0%, a dividend rate of 0%, a risk free rate of 0.62%, and an expected life of 2.5 years. No options were issued during the six months ended June 30, 2010.

Earnings Per Share

The Company displays earnings per share in accordance with ASC 260, “Earnings Per Share”.  ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Outstanding stock options, warrants and other potential stock issuances are not included in the computation when their effect would be anti-dilutive.  The following table presents the shares used in the computation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted Average Common shares outstanding	11,718	11,430	11,705	11,356
Options to purchase common stock	--	200	--	232
Restricted stock grants	--	5	--	6
Total diluted shares	11,718	11,635	11,705	11,594

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options to purchase common stock	480	75	480	75
Warrants to purchase common stock	--	500	--	500
Restricted stock grants	58	131	58	131
Total potential common shares	538	706	538	706

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	Products and Services

The Company and its subsidiaries currently operate in one business segment and provide two separate products: SaaS services and custom engineering services.  The following table displays revenue by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
SaaS fees	$1,920	$2,204	$3,816	$4,377
Custom engineering fees	106	309	337	517

Total Revenue	$2,026	$2,513	$4,153	$4,894

Major Customers

For the three and six month periods ended June 30, 2011, HP accounted for 46.1% and 47.1% of Company revenue, respectively, compared to 51.7% and 52.2% for the three and six month periods ended June 30, 2010, respectively. HP utilizes the Company’s products as tools to service their customers. The Company’s revenue from HP is derived from three separate and distinct agreements with HP for each of HP’s customers A, B, and C. For the three and six months ended June 30, 2011, revenue from the contract with HP for HP customer A accounted for 18.2% and 18.9% of total revenue, respectively, compared to 28.7% and 25.1% of revenue for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2011, revenue from the contract with HP for HP customer B accounted for 16.4% and 16.1% of total revenue, respectively, compared to 14.0% and 14.5% of revenue for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2011, revenue from the contract with HP for HP customer C accounted for 11.5% and 12.1% of total revenue, respectively, compared to 9.0% and 12.6% of revenue for the three and six months ended June 30, 2010, respectively.

For the three and six month periods ended June 30, 2011, IBM accounted for 35.5% and 34.3% of revenue, respectively, compared to 34.3% and 33.4% for the three and six month periods ended June 30, 2010, respectively.   For the three and six month periods ended June 30, 2011, Siemens accounted for 12.0% and 11.2% of revenue, respectively, compared to 9.7% and 9.9% for the three and six month periods ended June 30, 2010, respectively.  Accounts receivable from these customers amounted to $1,473,000 and $1,243,000 at June 30, 2011 and December 31, 2010, respectively.

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

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.    Income Taxes (continued)

The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.  At December 31, 2010, the Company had federal and state net operating loss carry forwards (“NOLs”) remaining of approximately $52 million and $8 million, respectively, which may be available to reduce taxable income, if any. Approximately $18 million and $9 million of Federal NOLs will expire in 2011 and 2012, respectively, with the remaining $25 million expiring in 2019 through 2026.  These NOLs expire through 2026.

8.    New Accounting Pronouncements

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect of the consolidated financial position, results of operations and cash flows.

9.    Related Party Transactions

During the three and six months ended June 30, 2011 the company accrued $620,000, included in general and administrative expense, for severance payable to the former chief executive officer, in accordance with his contract.  In addition the board of directors authorized the Company to reimburse Metropolitan Venture Partners Corp. and S.A.V.E. Partners III, LLC $195,000 for the costs they incurred related to annual meeting proxy solicitations.

10.  Subsequent Events

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

DIRECT INSITE CORP. AND SUBSIDIARIES

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, the risk of errors or failures in the Company's software products, dependence on proprietary technology,  dependence on a limited number of customers, difficulties expanding the Company’s customer base, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, the dependence on key personnel, and such other risk factors which may arise from time to time including, but not limited to, the risk factors as set forth in the Company’s Reports on Form 10K as filed with the Securities Exchange Commission. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

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

For the three and six month periods ended June 30, 2011, HP accounted for 46.1% and 47.1% of Company revenue, respectively, compared to 51.7% and 52.2% for the three and six month periods ended June 30, 2010, respectively. HP utilizes the Company’s products as tools to service their customers. The Company’s revenue from HP is derived from three separate and distinct agreements with HP for each of HP’s customers A, B, and C. For the three and six months ended June 30, 2011, revenue from the contract with HP for HP customer A accounted for 18.2% and 18.9% of total revenue, respectively, compared to 28.7% and 25.1% of revenue for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2011, revenue from the contract with HP for HP customer B accounted for 16.4% and 16.1% of total revenue, respectively, compared to 14.0% and 14.5% of revenue for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2011, revenue from the contract with HP for HP customer C accounted for 11.5% and 12.1% of total revenue, respectively, compared to 9.0% and 12.6% of revenue for the three and six months ended June 30, 2010, respectively.

DIRECT INSITE CORP. AND SUBSIDIARIES

For the three and six month periods ended June 30, 2011, IBM accounted for 35.5% and 34.3% of revenue, respectively, compared to 34.3% and 33.4% for the three and six month periods ended June 30, 2010, respectively.   For the three and six month periods ended June 30, 2011, Siemens accounted for 12.0% and 11.2% of revenue, respectively, compared to 9.7% and 9.9% for the three and six month periods ended June 30, 2010, respectively.  Accounts receivable from these customers amounted to $1,473,000 and $1,243,000 at June 30, 2011 and December 31, 2010, respectively.

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

Revenue Recognition

We record revenue in accordance with ASC 605 “Revenue Recognition” (“ASC 605”) and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements." In some circumstances, we enter into arrangements whereby the Company is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, the Company allocates the total revenue to be earned among the various elements based on their relative fair values.  The Company recognizes revenue related to the delivered products or services only if:

●              Any undelivered products or services are not essential to the functionality of the delivered products or services;

●              Payment for the delivered products or services is not contingent upon delivery of the remaining products or services;

●              We have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services and it is probable that such amount is collectible;

DIRECT INSITE CORP. AND SUBSIDIARIES

●              Delivery of the delivered element represents the culmination of the earnings process.

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

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  At June 30, 2011 and December 31, 2010, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets

ASC 360 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  The Company accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment”, for purposes of determining and measuring impairment of its other intangible assets.  It is the Company’s policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions.   If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.  In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the six months ended June 30, 2011 and 2010, respectively.

DIRECT INSITE CORP. AND SUBSIDIARIES

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Certain items, among others, that are particularly sensitive to estimates are stock based compensation and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates.

Results of operations

For the three and six month periods ended June 30, 2011 we had net loss of $1,022,000 and $939,000, respectively, compared to net income of $408,000 and $823,000 for the three and six month periods ended June 30, 2010, respectively.  The decrease in income for the three and six months of 2011 compared to 2010 is principally due to lower revenue and  severance pay to the former chief executive officer and third party legal fees relating to the recent annual meeting of shareholders .

For the three and six months ended June 30, 2011 revenue decreased $487,000 (19.4%) to $2,026,000 and $741,000 (15.1%) to $4,153,000, respectively, compared to revenue of $2,513,000 and $4,894,000, for the three and six months ended June 30, 2010, respectively.  The decrease in recurring SaaS IOL service revenue of $284,000 and $561,000 for the three and six month periods ended June 30, 2011 was caused by contractual decreases with our existing customers.  The decrease in nonrecurring engineering services of $203,000 and $180,000 for the three and six months ended June 30, 2011 was principally caused by our customers postponing planned projects into the third and fourth quarters of 2011.

Costs of operations, research and development increased  $6,000 (0.7%) and decreased  $39,000 (2.2%) to $915,000 and $1,763,000, for the three and six month periods ending June 30, 2011, respectively, compared to the same periods in 2010.  These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance.  Also included are cost for purchased services, network costs, costs of the production co-location facility and other expenses directly related to our custom engineering and SaaS production services.  The decrease in costs is principally due to a decrease in costs for outsourced scanning services for Siemens as a result of converting their vendor invoices from paper to electronic form.

Sales and marketing costs increased $101,000 (25.1%) to $504,000 and $98,000 (11.2%) to $972,000 for the three and six month periods ended June 30, 2011, compared to costs of $403,000 and $874,000 for the three and six month periods ended June 30, 2010, respectively.  The increase is principally due to increases in trade show costs including related travel expenses and an increase in costs for market research, and new sales staff, as we continue to expand our direct marketing activities.

DIRECT INSITE CORP. AND SUBSIDIARIES

General and administrative costs increased $614,000 (82.7%) and $531,000 (36.1%) to $1,356,000 and $2,003,000, for the three and six months ended June 30, 2011 respectively, compared to costs of $742,000 and $1,472,000 for the three and six month periods in 2010, respectively.  The increase in costs is primarily due to severance for the former chief executive officer offset by decreases in consultant fees and related costs in travel expenses.

Amortization and depreciation expense was $73,000 and $150,000 for the three and six months ended June 30, 2011, respectively, an increase of $12,000 (19.7%) and $13,000 (9.5%) over costs for the same periods in 2010.  The increase is due to the acquisition of new equipment.

For the three and six months ended June 30, 2011 other income and expense included third party legal fees totaling $195,000 relating to proxy solicitation, and the annual meeting of shareholders.  Other income for the six months ended June 30, 2010 consists of the change in the fair value of the warrant liability of $26,000.

Interest expense, net, was $4,000 and $8,000 for the three and six months ended June 30, 2011, respectively, compared to interest expense, net, of $6,000 and $13,000 for the same periods in 2010. The decrease in the three months ended June 30, 2011 compared to the same period in 2010 is due to lower loan rates and balances.

Financial Condition and Liquidity

Cash used in operating activities for the six months ended June 30, 2011 was $231,000 compared to cash provided by operating activities of $801,000 for the six months ended June 30, 2010.  This consisted of the net loss of $939,000, increased by non-cash income and expenses of $225,000, including depreciation and amortization of property and equipment of $150,000, and stock-based compensation expense of $75,000. In addition, accounts receivable increased by $241,000 and prepaid expenses and other assets increased $10,000.  Accounts payable and accrued expenses increased $725,000 and deferred revenue increased $9,000.  The increase in accounts payable and accrued expenses is primarily due to the accrual of severance pay for the former chief executive officer of $620,000 and third party legal fees of $195,000, offset by reductions in other payables .

Cash used in investing activities was $33,000 for the six months ended June 30, 2011, compared to $34,000 for same period in 2010.  This was principally expenditures for equipment.

Cash used in financing activities totaled $107,000 for the six months ended June 30, 2011, this was for the repayment of equipment loans and capital leases. Cash used in financing activities for the six months ended June 30, 2010 was $1,275,000, and was used for $68,000 in dividends on preferred stock, repayment of $107,000 of long-term debt and capital lease obligations. Additionally, we redeemed $1,100,000 of preferred stock, eliminating all preferred stock previously outstanding.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as such term is defined by the rules established under the Securities Exchange Act of 1934. Based on our evaluation which took place as of June 30, 2011, we believe that these controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DIRECT INSITE CORP. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 6. Exhibits

10.1 Commercial Line of Credit Promissory Note, dated as of May 31, 2011, by and between Direct Insite Corp. and JPMorgan Chase Bank, NA.

31.1 Certification of Principal Executive Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

DIRECT INSITE CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.

/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer	August 11, 2011

/s/ Michael J. Beecher
Michael J. Beecher, Chief Financial Officer	August 11, 2011