Form 10-Q
period 2011-09-30
DIRECT INSITE CORP
filed 2011-11-14
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The number of shares of $.0001 par value stock outstanding as of November 14, 2011 was:
12,093,734

PART I – FINANCIAL INFORMATION	Page

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure About Market Risk	16

Item 4. Controls and Procedures	17

PART II – OTHER INFORMATION

Item 6. Exhibits	18

Signatures	19

CERTIFICATIONS	Exhibits

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,616	$1,707
Accounts receivable, net of allowance for doubtful accounts of $0 in 2011 and 2010	1,552	1,325
Deferred tax asset – current	750	750
Prepaid expenses and other current assets	247	159

Total current assets	4,165	3,941

Property and equipment, net	427	421
Deferred tax asset	2,117	2,117
Other assets	242	226

TOTAL ASSETS	$6,951	$6,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,623	$1,425
Accrued severance pay	620	--
Current portion of capital lease obligations	14	--
Current portion of notes payable	71	157
Deferred rent expense	18	--
Deferred revenue	--	69

Total current liabilities	2,346	1,651

Leases payable, net of current portion	20	--
Notes payable, net of current portion	46	104

Total liabilities	2,412	1,755

Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding in 2011 and in 2010
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,133,661, and 11,717,310, shares issued in 2011 and 2010, respectively; and 12,093,734 and 11,677,383 shares outstanding in 2011 and 2010, respectively	1	1
Additional paid-in capital	115,302	114,990
Accumulated deficit	(110,436)	(109,713
	4,867	5,278
Common stock in treasury, at cost- 24,371 shares	(328)	(328
Total shareholders’ equity	4,539	4,950

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,951	$6,705

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011		2010

Revenue	$2,263	$2,316		$6,416	$7,210

Costs and expenses
Operations, research and development	945	818		2,708	2,620
Sales and marketing	586	422		1,558	1,296
General and administrative	454	717		1,837	2,189
Severance pay to former CEO	--	--		620	--
Depreciation and amortization	74	64		224	201
	2,059	2,021		6,947	6,306

Operating income (loss)	204	295		(531)	904

Other income (expense)
Change in fair value of warrant liability	--	--		--	221
Reimbursed proxy costs	14	--		(181)	--
Loss on disposal of fixed assets	(1)	--		(2)	--
Other income, net	--	1		--	27
Interest expense, net	(1)	(3)		(9)	(16)

Income (Loss) before provision for income tax	216	293		(723)	1,136

Provision for income taxes	--	--	--		20

Net income (loss)	216	293		(723)	1,116

Preferred stock dividends	---	---		---	(42)

Net income (loss) attributable to common shareholders	$216	$293		$(723)	$1,074

Basic income (loss) per share attributable to common shareholders	$0.02	$0.03	$	(0.06)	$0.09

Diluted income (loss) per share attributable to common shareholders	$0.02	$0.03	$	(0.06)	$0.09

Basic weighted average common shares outstanding	11,914	11,563		11,776	11,426

Diluted weighted average common shares outstanding	11,993	11,695		11,776	11,628

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands)

	For the Nine Months Ended
	September 30,

	2011	2010
Cash flows from operating activities:
Net (loss) income	$(723)	$1,116
Adjustments to reconcile net (loss) income to net cash provided by operations:
Amortization and depreciation	224	201
Stock based compensation expense	95	404
Change in fair value of warrant liability	--	(221)
Deferred rent expense	18	--
Changes in operating assets and liabilities:
Accounts receivable	(227)	(413)
Prepaid expenses and other assets	(106)	(1)
Accounts payable and accrued expenses	818	170
Deferred revenue	(69)	(5)
Net cash provided by operations	30	1,251

Cash flows used in investing activities:
Expenditures for property and equipment	(186)	(60)

Cash flows from financing activities:
Redemption of preferred stock	--	(1,100)
Stock options exercised	217	--
Stock repurchase	--	(8)
Payment of dividends on preferred stock	--	(68)
Principal payments on capital lease obligations	(8)	(5)
Repayments of long-term debt	(144)	(139)
Net cash provided by (used in) financing activities	65	(1,320)

Net decrease in cash and cash equivalents	(91)	(129)

Cash and cash equivalents – beginning of period	1,707	1,758

Cash and cash equivalents – end of period	$1,616	$1,629

Supplemental Disclosures:
Cash paid for interest	$11	$20

Cash paid for income taxes	$--	$26
Non-cash investing and financing activities:
Acquisition of equipment through issuance of debt	$42	$151

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite Corp. and its subsidiaries (“Direct Insite” or the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated balance sheet as of September 30, 2011, and the condensed consolidated statements of income and cash flows for the three and nine months ended September 30, 2011 and 2010, have been prepared by the Company and are not audited.  These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In addition, the December 31, 2010 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Direct Insite Corp. was organized as a public company, under the laws of the State of Delaware on August 27, 1987.  Direct Insite operates as a Software as a Service provider (“SaaS”), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay (“PTP”) and Order-to-Cash (“OTC”) processes.  The Company’s global Electronic Invoice Presentment and Payment (“EIP&P”) services automate manual business processes such as complex billing, invoice validation, invoice-to-order matching, consolidation, dispute handling, and payment processing.

As described in Note 6, the Company has three customers that accounted for approximately 92.3% and 94.7% of the Company's revenue for the nine months ended September 30, 2011 and 2010, respectively.  Loss of International Business Machines Corp. (“IBM”) or Hewlett-Packard (“HP”) would have a material adverse effect on the Company.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	Stock Based Compensation

Stock Options

The Company accounts for stock options using the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation”.  Compensation expense for options for the three and nine months ended September 30, 2011 was $5,000 and $45,000 respectively.  For the three and nine month periods ended September 30, 2010 there was no compensation expense for options.  At September 30, 2011, there was $10,000 of unearned compensation costs related to stock options granted.

Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under our Stock Option Plans.  Options generally vest over 3 years and expire five years from the date of the grant.  At September 30, 2011, 2,659,477 shares were authorized for issuance under the stock option plans.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.  The Company issues new shares to satisfy stock option exercises.  Options granted during the nine months ended September 30, 2011 and 2010 were 77,500 and 0, respectively (see Note 5).

During the nine months ended September 30, 2011, the Company granted 22,500 options to the current CEO with an exercise price of $1.15.  The options have a fair value of $16,000 determined using the Black-Sholes pricing model.  The key assumptions used in the model were a volatility of 102.0%, a dividend rate of 0%, a risk free rate of 0.33%, and an expected life of 2.7 years.  The Company granted 55,000 options to employees with an exercise price of $1.20.  The options have a fair value of $40,000 determined using the Black-Sholes pricing model.  The key assumptions used in the model were a volatility of 103.0%, a dividend rate of 0%, a risk free rate of 0.62%, and an expected life of 2.5 years.  No options were issued during the nine months ended September 30, 2010.

A summary of option activity under the plans for the nine months ended September 30, 2011 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2011	425	$0.78
Granted	78	$1.19
Exercised	(350)	$0.62
Canceled	--	--
Forfeited	(25)	$1.50
Balance, September 30, 2011	128	$1.31	3.5	--
Exercisable, September 30, 2011	113	$1.33	3.3	--

The total fair value of options vested during the nine months ended September 30, 2011 and 2010 was $45,000 and $0, respectively.

Restricted Stock Grants

During the nine months ended September 30, 2011 the Company granted approximately 111,000 shares to directors as part of their compensation.  The stock grants had a fair value of approximately $86,000 based on the closing price of the stock on the date of the grant.  The stock grants vest over the two year period from January 1, 2011 through December 31, 2012.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	Stock Based Compensation (continued)

A summary of the status of the Company’s restricted non-vested shares issued pursuant to employment and service agreements as of September 30, 2011 and changes during the nine months ended September 30, 2011 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2011	26	$0.95
Granted	111	$0.78
Vested	(61)	$0.81
Forfeited	(29)	$0.62
Non-vested at September 30, 2011	47	$0.94

For the three months ended September 30, 2011 and 2010 stock compensation expense for stock grants was $10,000 and $135,000, respectively.  For the nine months ended September 30, 2011 and 2010 stock compensation expense for stock grants was $50,000 and $404,000, respectively.  At September 30, 2011, the future expected expense for non-vested shares is $44,000 and will be recognized on a straight-line basis over the period October 1, 2011 through December 31, 2012.

4.	Debt

Notes payable

At September 30, 2011 and December 31, 2010, notes payable consist of $117,000 and $261,000, respectively, of borrowings for the purchase of equipment.  These notes bear interest at rates ranging from 8.0% to 9.5% per year and mature through August 2013.  The notes are collateralized by the equipment purchased with net book values of $112,000 and $237,000, at September 30, 2011 and December 31, 2010, respectively.

The Company entered into a loan agreement with JPMorgan Chase Bank, NA on May 31, 2011.  The agreement provides a revolving line of credit up to $1,000,000 against 80% of eligible assets (as defined) at a rate of Libor plus 2%.  The line of credit is collateralized by the Company’s accounts receivable, is for the term of 12 months, and provides for financial covenants.  At September 30, 2011, the Company has not drawn any funds from the line of credit.

Capitalized lease obligations

The Company has equipment under a capital lease obligation expiring in 2014.  The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.  The interest rate pertaining to this capital lease is 3.3%.  At September 30, 2011, the gross and net book value of the related assets is approximately $42,000 and $32,000, respectively.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.	Shareholders' Equity

Common Stock and Option Issuance

For the nine months ended September 30, 2011 111,000 shares of restricted stock were granted to directors of the Company at a fair value of $86,000, as set forth in Note 3.  The Company also issued 350,000 shares on the exercise of 350,000 options for $217,000 to the former CEO.

During the nine months ended September 30, 2010 the Company issued 202,500 restricted common shares with a fair value of $426,000 based on the closing share price on the date of the grant to certain officers under employment agreements.  The Company also issued 151,283 shares on exercise of 345,000 options on a cashless basis.  In addition, the Company considers outstanding 75,192 common shares held in deferred compensation accounts for directors.

Earnings Per Share

The Company displays earnings per share in accordance with ASC 260, “Earnings Per Share”.  ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Outstanding stock options, warrants and other potential stock issuances are not included in the computation when their effect would be anti-dilutive.  The following table presents the shares used in the computation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted Average Common shares outstanding	11,914	11,563	11,776	11,426
Options to purchase common stock	71	131	--	198
Restricted stock grants	8	1	--	4
Total diluted shares	11,993	11,695	11,776	11,628

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of the diluted EPS consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options to purchase common stock	153	75	153	75
Restricted stock grants	24	99	47	99
Total potential common shares	177	174	200	174

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	Products and Services

The Company and its subsidiaries currently operate in one business segment and provide two separate products: SaaS services and custom engineering services.  The following table displays revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2011
SaaS fees	$1,924	$2,106	$5,740	$6,482
Custom engineering fees	339	210	676	728

Total Revenue	$2,263	$2,316	$6,416	$7,210

Major Customers

For the three and nine month periods ended September 30, 2011, HP accounted for 50.4% and 48.3% of Company revenue, respectively, compared to 48.1% and 50.9% for the three and nine month periods ended September  30, 2010, respectively.  HP utilizes the Company’s products as tools to service their customers.  The Company’s revenue from HP is derived from three separate and distinct agreements with HP for each of HP’s customers A, B, and C.  For the three and nine months ended September 30, 2011, revenue from the contract with HP for HP customer A accounted for 18.8% and 18.9% of total revenue, respectively, compared to 23.6% and 24.6% of revenue for the three and nine months ended September 30, 2010, respectively.  For the three and nine months ended September 30, 2011, revenue from the contract with HP for HP customer B accounted for 15.0% and 15.7% of total revenue, respectively, compared to 14.7% and 14.6% of revenue for the three and nine months ended September 30, 2010, respectively.  For the three and nine months ended September 30, 2011, revenue from the contract with HP for HP customer C accounted for 16.6% and 13.7% of total revenue, respectively, compared to 9.8% and 11.7% of revenue for the three and nine months ended September 30, 2010, respectively.

For the three and nine month periods ended September 30, 2011, IBM accounted for 30.9% and 33.1% of revenue, respectively, compared to 34.0% and 33.6% for the three and nine month periods ended September 30, 2010, respectively.  For the three and nine month periods ended September 30, 2011, Siemens accounted for 10.2% and 10.9% of revenue, respectively, compared to 10.2% for both the three and nine month periods ended September 30, 2010.  Accounts receivable from these customers amounted to $1,450,000 and $1,243,000 at September 30, 2011 and December 31, 2010, respectively.

7.	Income Taxes

In its interim financial statements the Company follows the guidance in ASC 270, “Interim Reporting” (“ASC 270”) and ASC 740, “Income Taxes” (“ASC 740”) whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim period’s income or loss.  The Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $2,867,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years.  In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.  The Company will continue to reassess its reserves on deferred income tax assets in future periods on a quarterly basis.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	Income Taxes (continued)

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

During the nine months ended September 30, 2011 the Company accrued $620,000, included in general and administrative expense, for severance payable to the former chief executive officer, in accordance with his contract.  In addition, the Board of Directors authorized the Company to reimburse Metropolitan Venture Partners Corp. and S.A.V.E. Partners III, LLC $181,000 for the costs they incurred related to annual meeting proxy solicitations.

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

Overview

Direct Insite Corp. and its subsidiaries (hereinafter referred to at times as “Direct Insite” or the “Company”), was organized as a public company under the laws of the State of Delaware on August 27, 1987.  Direct Insite operates as a Software as a Service provider (“SaaS”), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay (“PTP”) and Order-to-Cash (“OTC”) processes.  The Company’s global Electronic Invoice Presentment and Payment (“EIP&P”) services automate manual business processes such as complex billing, invoice validation, invoice-to-order matching, consolidation, dispute handling, and payment processing.

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

For the three and nine months ended September 30, 2011, IBM accounted for 30.9% and 33.1% of revenue, respectively, compared to 34.0% and 33.6% of revenue for the three and nine month periods ended September 30, 2010, respectively.  For the three and nine months ended September 30, 2011, HP accounted for 50.4% and 48.3% of revenue, respectively, compared to 48.1% and 50.9% of revenue for the three and nine month periods ended September 30, 2010.  Siemens Shared Services LLC accounted for 10.2% and 10.9% of revenue for the three and nine month periods ended September 30, 2011, respectively, compared to 10.2% of revenue for both the three and nine month periods ended September 30, 2010.  Accounts receivable from these customers amounted to $1,450,000 and $1,243,000 at September 30, 2011 and December 31, 2010 respectively.

During the three months ended September 30, 2011, the Company entered into contracts with four new customers.  The Company will provide AP Automation Services for two of the new customers and Electronic Payment Services for the other two new customers.

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

Revenue Recognition

We record revenue in accordance with ASC 605, “Revenue Recognition” (“ASC 605”) and SEC Staff Accounting Bulletin Topic 13 "Revenue Recognition in Financial Statements."  In some circumstances, we enter into arrangements whereby the Company is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, the Company allocates the total revenue to be earned among the various elements based on their relative selling prices.  The Company recognizes revenue and determines if units of accounting qualify for separation only if:

DIRECT INSITE CORP. AND SUBSIDIARIES

•	Delivered item has standalone value to the customer;

•	Where the arrangement includes a general right of return with respect to the delivered item, delivery of undelivered items is probable and substantially controlled by the Company; and

•	Revenue recognition criteria is applied and determined separately for each separate deliverable.

SaaS Services

We provide transactional data processing services through our SaaS software solutions to our customers.  The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes.  Revenue is recognized as the services are performed.

Custom Engineering Services

We perform custom engineering services which are single contractual agreements involving modification or customization of the Company’s proprietary SaaS software solution.  Progress is measured using the relative fair value of specifically identifiable output measures (milestones).  Revenue is recognized at the lesser of the milestone amount when the customer accepts such milestones or the percentage of completion of the contract following the guidance of ASC 605, “Revenue Recognition of Construction-Type and Production-Type Contracts.”

Cost of Revenue

Cost of revenue in the condensed consolidated statements of operations is presented along with operations, research and development costs and exclusive of amortization and depreciation which are shown separately.  Custom Engineering Services costs related to uncompleted milestones are deferred and included in other current assets, when applicable.

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  At September 30, 2011 and December 31, 2010, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets

ASC 360 requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  The Company accounts for its long-lived assets in accordance with ASC 360, “Property, Plant and Equipment”, for purposes of determining and measuring impairment of its other intangible assets.  It is the Company’s policy to periodically review the value assigned to its long lived assets, including capitalized software costs, to determine if they have been permanently impaired by adverse conditions.  If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.  In order to test for recoverability, the Company compared the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the nine months ended September 30, 2011 and 2010, respectively.

Income Taxes

We currently have significant deferred tax assets.  ASC 740, “Income Taxes”, requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, accounting standards provide that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis (see Note 7 to the Condensed Consolidated Financial Statements).

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

Results of operations

For the three and nine month periods ended September 30, 2011 we had net income of $216,000 and net loss of $723,000 respectively, compared to net income of $293,000 and $1,116,000 for the three and nine month periods ended September 30, 2010, respectively.  The decrease in income for the three and nine months of 2011 compared to 2010 is principally due to lower revenue and severance pay to the former chief executive officer and third party legal fees relating to the recent annual meeting of shareholders.

For the three and nine months ended September 30, 2011 revenue decreased $53,000 (2.3%) to $2,263,000 and $794,000 (11.0%) to $6,416,000, respectively, compared to revenue of $2,316,000 and $7,210,000, for the three and nine months ended September 30, 2010, respectively.  The decrease in recurring SaaS IOL service revenue of $182,000 and $742,000 for the three and nine month periods ended September 30, 2011 was caused by contractual decreases with our existing customers.  The decrease in nonrecurring engineering services of $129,000 and $52,000 for the three and nine months ended September 30, 2011 was principally caused by our customers postponing planned projects into the fourth quarter of 2011.

Costs of operations, research and development increased $127,000 (15.5%) and $88,000 (3.4%) to $945,000 and $2,708,000, for the three and nine month periods ending September 30, 2011, respectively, compared to the same periods in 2010.  These costs consist principally of salaries and related expenses for software developers, programmers, custom engineers, network services, and quality control and assurance.  Also included are cost for purchased services, network costs, costs of production co-location facilities and other expenses directly related to our custom engineering and SaaS production services.

Sales and marketing costs increased $164,000 (38.9%) to $586,000 and $262,000 (20.2%) to $1,558,000 for the three and nine month periods ended September 30, 2011, compared to costs of $422,000 and $1,296,000 for the three and nine month periods ended September 30, 2010, respectively.  The increase is principally due to increases in trade show costs including related travel expenses and an increase in costs for market research, and new sales staff, as we continue to expand our direct marketing activities.

General and administrative costs decreased $263,000 (36.7%) and $352,000 (16.2%) to $454,000 and $1,837,000, for the three and nine months ended September 30, 2011 respectively, compared to costs of $717,000 and $2,189,000 for the three and nine month periods in 2010, respectively.  The decrease in the three months ended September 30, 2011 is principally due to reductions in travel and entertainment, telephone, professional fees and compensation, including a decrease of approximately $190,000 due to the departure of the former chief executive officer.  The decrease during the nine months ended September 30, 2011 is due to reductions in consultant fees and related costs in travel expenses and compensation, including approximately $420,000 due to the departure of the former chief executive officer.

DIRECT INSITE CORP. AND SUBSIDIARIES

Amortization and depreciation expense was $74,000 and $224,000 for the three and nine months ended September 30, 2011, respectively, an increase of $10,000 (15.6%) and $23,000 (11.4%) over costs for the same periods in 2010.  The increase is due to new purchases of equipment placed into service being depreciated.

For the nine months ended September 30, 2011 other income and expense included third party legal fees totaling $181,000 relating to legal fees, and costs relating to proxy solicitation, and the annual meeting of shareholders.  Other income for the nine months ended September 30, 2010 consists of the change in the fair value of the warrant liability of $221,000.

Interest expense, net, was $1,000 for the three months ended September 30, 2011, and $9,000 for the nine months ended September 30, 2011, compared to interest expense, net, of $3,000 and $16,000 for the same periods in 2010.  The decrease in the three and nine months ended September 30, 2011 compared to the same periods in 2010 is due to lower loan balances in 2011.

Financial Condition and Liquidity

Cash provided by operating activities for the nine months ended September 30, 2011 was $30,000 compared to cash provided by operating activities of $1,251,000 for the nine months ended September 30, 2010.  This consisted of the net loss of $723,000, increased by non-cash income and expenses of $337,000, including depreciation and amortization of property and equipment of $224,000, stock-based compensation expense of $95,000 and deferred rent expense of $18,000. In addition, accounts receivable increased by $227,000 and prepaid expenses and other assets increased $106,000.  Accounts payable and accrued expenses increased $818,000 and deferred revenue decreased $69,000.  The increase in accounts payable and accrued expenses is primarily due to the accrual of severance pay for the former chief executive officer of $620,000 and third party legal fees of $181,000, offset by reductions in other payables.

Cash used in investing activities was $186,000 for the nine months ended September 30, 2011, compared to $60,000 for same period in 2011.  This was principally expenditures for equipment.

Cash provided by financing activities totaled $65,000 for the nine months ended September 30, 2011.  This consisted of proceeds from the exercise of stock options of $217,000, offset by $152,000 in repayments of equipment loans and capital leases.  Cash used in financing activities for the nine months ended September 30, 2010 was $1,320,000.  This consisted of payments of $68,000 related to dividends on preferred stock, repayment of $144,000 of long-term debt and capital lease obligations and $8,000 for stock repurchases.  Additionally, we redeemed $1,100,000 of preferred stock, eliminating all preferred stock previously outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3 – Quantitative and Qualitative Disclosure About Market Risk

Not applicable

DIRECT INSITE CORP. AND SUBSIDIARIES

Item 4 – Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as such term is defined by the rules established under the Securities Exchange Act of 1934. Based on our evaluation which took place as of September 30, 2011, we believe that these controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DIRECT INSITE CORP. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 6 – Exhibits

10.1                 Employment Agreement Amendment 1 between the Company and Matthew E. Oakes, dated August 16, 2011

31.1                 Certification of Principal Executive Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2                 Certifications of Principal financial Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1                 Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2                 Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

DIRECT INSITE CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011
DIRECT INSITE CORP.
(Registrant)

By : /s/ Matthew E. Oakes
   Matthew E. Oakes
   President and Chief Executive Officer
   (Principal Executive Officer)

Date: November 14, 2011

By : /s/ Sandra Wallace
   Sandra Wallace
   Acting Chief Financial Officer
   (Principal Accounting Officer and
   Principal Financial Officer)