Form 10-Q/A
period 2011-09-30
DIRECT INSITE CORP
filed 2011-11-15
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)
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

Yes  ☒      No  ☐

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

EXPLANATORY NOTE

Direct Insite Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was inadvertently excluded from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, filed on November 14, 2011 (the “Original Filing”), as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This Amendment No. 1 makes no other changes to the Original Filing.

Exhibit 101 provides the following items formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2011 and 2010 (Unaudited); and (iv) Notes to Condensed Consolidated Financial Statement (Unaudited).

DIRECT INSITE CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certifications of Principal financial Officer pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.
(Registrant)

Date: November 15, 2011	By	/s/ Matthew E. Oakes
Matthew E. Oakes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2011	By :	/s/ Sandra Wallace
Sandra Wallace
Acting Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)