Form 10-K
period 2011-12-31
DIRECT INSITE CORP
filed 2012-03-30
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  ☐

Indicate by check mark if the registrant issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

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

The aggregate market value of the Common Stock held by non-affiliates was approximately $5,658,551 based on the closing sales price of the Common Stock as quoted on the OTC-BB June 30, 2011.

As of March 15, 2012, there were 12,140,785 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Direct Insite Corp. and Subsidiaries
Form 10-K for the Year Ended December 31, 2011

PART I

Item 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements.  When used in this Form 10-K, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as such words or expressions relate to us or our management, identify forward-looking statements.  Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, current economic conditions, the risk of errors or failures in our software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

OVERVIEW

Direct Insite Corp., originally named Unique Ventures, Inc., (collectively with its subsidiaries hereinafter referred to at times as “Direct Insite”, “our”, “we”, or the “Company”) was incorporated under the laws of the State of Delaware on August 27, 1987.  We consummated our initial public offering in 1992.  In May, 1990, we changed our name to Computer Concepts, Inc. and in August, 2000, we changed our name to Direct Insite Corp.

Our Current Business

Direct Insite operates as a Software as a Service provider (“SaaS”), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay and Order-to-Cash processes. The Company’s global Electronic Invoice Presentment and Payment (“EIP&P”) services automate manual business processes such as complex billing, invoice validation, invoice-to-order matching, consolidation, dispute handling, and payment processing.

Through extensive automation for presenting, receiving, approving or paying invoices, Direct Insite is helping its customers reduce costs, resolve disputes, enhance cash flow efficiency, and improve customer satisfaction.

Direct Insite is currently delivering invoicing services across the Americas, Europe, and Asia, including more than 100 countries, in 35 languages and multiple currencies.  Direct Insite processes more than 25 million invoices annually with an invoice value of approximately $125 billion.  Direct Insite processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents.  Suppliers, customers, and internal departments, such as Finance and Accounting or Customer Service, can easily access these critical business documents whenever they need them through Direct Insite’s self-service portal.

Our largest customer, HP Enterprise Services (“HP”), accounted for approximately 48% and 51% of revenue for the years ended December 31, 2011 and 2010, respectively.  International Business Machines Corp. (“IBM”) accounted for approximately 33% of our revenue for the years ended December 31, 2011 and 2010, respectively.  Siemens Shared Services LLC accounted for approximately 11% and 10% of revenue for the years ended December 31, 2011 and 2010, respectively.

PRODUCTS AND SERVICES

Direct Insite specializes in the automation of financial supply chain best practices within the Procure-to-Pay and Order-to-Cash processes.  Direct Insite provides its SaaS and also offers Custom Engineering support to implement and customize its solutions.

The following are Direct Insite’s primary service offerings:

•	Procure-to Pay: eInvoice Management for Accounts Payable
•	Order-to Cash: eInvoice Management for Accounts Receivable

Procure-to Pay – Electronic Invoice Automation for Accounts Payable

Direct Insite’s eInvoice Management for Accounts Payable increases accounts payable productivity by streamlining manual supplier invoice validation, inquiry and approval processes.

Supplier Self Service Portal

Direct Insite’s Procure-to-Pay service offering includes a supplier self-service portal and electronic invoice presentment capability that is able to reduce call center traffic by resolving inquiries without human intervention.  Direct Insite’s online portal allows suppliers to access their invoice status, invoice line items, attachments, payment status, and other relevant billing information on their own time, at any time and without having to call or wait for support.

Supplier Electronic Invoice Submission

Suppliers are able to submit their invoices via electronic formats and adaptors, including web form entry, supplier networks, spreadsheet upload, and Enterprise Resource Planning (“ERP”) adaptors such as Oracle, SAP, Great Plains, or legacy billing systems.  Suppliers can also perform a purchase order ‘flip’ function where customer orders can be used to automatically generate preliminary bills for review and release for payment.

Invoice Matching and Workflow Exception Handling

Direct Insite’s Procure-to-Pay service allows Accounts Payable administrators the ability to configure robust invoice validation business rules where inbound supplier invoices can be automatically matched against orders, variable consumption reports, or other business documents.  Noncompliant invoices and line items are flagged and routed for exception workflow handling.

Vendor Boarding and Supplier Services

A key component of deploying Procure-to-Pay services is to assure that suppliers register with such services and are properly ‘boarded’ into the Procure-to-Pay environment.  Direct Insite provides a complete set of suppliers’ services such as webinars, training materials, and help services embedded within the service offering.  Additionally, Direct Insite provides vendor boarding campaigns which include statistical analysis of vendor invoice submission, calling and email programs that effectively communicate the buyer’s strategic direction to the suppliers requiring their participation.

Invoice Approval & Payment

Once invoices have been validated they can be routed to the Accounts Payable financial system for disbursement or paid within the Direct Insite self-service portal.  The service fully integrates with all of the major ERP systems, ensuring seamless system interoperability.

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

Invoice Distribution and Self Service Portal Presentment

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

Dispute Management

Direct Insite further supports the ability for customers to initiate online invoice or line item inquiries and disputes.  Specifically, customers can review their invoices within the self-service portal and initiate invoice or line item invoice disputes without having to reach call center support.  Once the dispute request has been initiated, customers can approve the remainder of the invoice and schedule it for payment.  Easing the dispute process is intended to support customer satisfaction and allow for partial invoice collection to improve cash flow.

Invoice Approval

Direct Insite provides a workflow tool with configurable rules, which customers can use to route an invoice through their corporate approval process.  This ensures that invoices are not stalled in the company’s authorization hierarchy.  Approved invoices can be routed to the ERP financial system for disbursement or paid within the Direct Insite self-service portal.  Direct Insite seeks to ensure the customer’s ERP financial system is updated seamlessly.

Invoice Payment

Direct Insite supports electronic payment of invoices using a number of financial instruments including major credit card and Automated Clearing House (“ACH”) transactions.  In order to support credit card payment, it is required that the service provider is Payment Card Industry Data Security Standard (“PCI DSS”) complaint.  PCI DSS is a set of strict requirements designed to ensure that all companies that process, store or transmit credit card information maintain a secure environment.  Direct Insite is PCI DSS compliant.

Reporting and Data Analysis

This Order-to-Cash service can store multiple years of online invoice, line item, dispute status, and payment history to generate online reporting and data analysis.  Customers can use the self-reporting capability to track their spending or produce detailed usage reports.  Internal Finance and Accounting administrators are able to perform online reporting to track scheduled payments or forecast inbound cash flow.

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

Audit and Traceability

Direct Insite’s Procure-to-Pay and Order-to-Cash service offerings support a complete audit log whereby all internal and external user actions are logged, tracked and presented in views of user activity history.  At any time, authorized administrators can review online user activity and monitor user adoption.

SALES AND MARKETING

CHANNELS TO MARKET

Direct Insite has two primary channels to market: direct through our sales representatives and indirect through channel and strategic partners.  These channels are supported by a technical sales support group.

Direct

Our direct sales organization consists of senior sales associates complemented by sales support resources.  The sales associates and support resources are primarily responsible for qualifying direct opportunities followed by a proven solution selling methodology.  Sales associates engage in direct sales activities that include business value analysis and alignment, capabilities demonstrations, sales forecasting, procurement and contract management.  Direct Insite’s executive management team is actively involved with and complements Direct Insite’s direct sales organization.

Indirect

Direct Insite continues to pursue and utilize both reseller agreements and strategic partnerships as tools in our effort to acquire new customers and revenue streams and in certain instances enhance our current offerings to existing accounts.  Direct Insite has executed reseller agreements with several business partners who provide Business Process Outsourcing/Financial Services and offer our Accounts Payable/Accounts Receivable Automation and Payment services to their existing clients, or in certain cases we develop and deploy a dual go-to-market strategy to new clients.  Direct Insite has formed strategic partnerships with several business partners who provide inbound mail drop boxes, paper scanning services, image capture, image and document routing and reporting services and in certain other cases, both software and financial certification and verification services.  The utilization of both these reseller agreements and strategic partnerships is a critical and cost effective way to be introduced to new customers and potential revenue streams.  Further, Direct Insite is able to leverage the investment of our partners to combine and enhance the Direct Insite suite of products that can be introduced and sold to the market.

Certified Partnerships

In 2010 Direct Insite achieved SAP partner certification.  As a result of the certified integration, Invoices On-Line (“IOL”) now provides seamless interoperability with more than twenty different business objects supported by SAP ERP systems.  This allows Direct Insite SAP customers the ability to automate and extend their Procure-to-Pay or Order-to-Cash processes to the cloud, including Purchase Order distribution, Invoice receipt and validation, Workflow, and Electronic Payments.

Technical Sales Support and Post-Sales Account Management

Direct Insite has a pre-sales support staff and adds post-sales support to the existing client services management group as we secure new business.  This group is responsible for technical sales presentations, developing proposals and pricing, contract administration and account management post-sales support.

RESEARCH AND DEVELOPMENT

The computer software industry is characterized by rapid technological change, which requires ongoing development and maintenance of software products.  It is customary for modifications to be made to a software product as experience with its use grows or changes in manufacturers’ hardware and software so require.

We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage.  As of March 15, 2012, our research and development group consists of 23 employees.  Further, when needed, we retain the services of independent professional consultants.  We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position.  For the years ended December 31, 2011 and 2010, research and development expenses were approximately $2,052,000 and $1,753,000, respectively.  We believe that continued investments in research and development are required in order to remain competitive.

COMPETITION

We believe our competitors may provide some or all of the services we provide to the marketplace.  Our competitors offer some of the various components or functions in Accounts Receivable Automation, Accounts Payable Automation and Payments processing.  Our primary competitors include Kofax/170 Systems, OB10, Basware Corporation, JPMorgan Xign, a subsidiary of JPMorgan Chase, Ariba, Inc. and Bottomline Technologies, among others.

Many of our current and potential competitors have greater name recognition, larger installed customer bases, longer operating histories, and substantially greater financial, technical and marketing resources than Direct Insite.  We cannot assume that current and potential competitors will not develop products that may be or may be perceived to be more effective or responsive to technological change than are our current or future products or that our technologies and products will not be rendered obsolete by such developments.  Increased competition could result in price reductions, reduced margins or loss of market share.

EMPLOYEES

We had 43 employees, all in the United States, at March 15, 2012, including 28 in production, development and technical support, 11 in marketing, sales and support services, and 4 in corporate finance and administration.  Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel.  We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.

INTELLECTUAL PROPERTY

We rely on proprietary knowledge and employ various methods, including confidentiality agreements, to protect our software code, concepts, ideas and documentation of our proprietary technology.  We have a federally registered patent “dbExpress”, a data mining tool which expires in 2013.

Despite our efforts, unauthorized parties may attempt to copy aspects of our products, obtain and use information that we regard as proprietary or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights.  In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States.  Our means of protecting our proprietary rights may not be adequate.  In addition, our competitors might independently develop similar technology or duplicate our products or circumvent any patents or our other intellectual property rights.

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

Our principal executive office is located at 13450 West Sunrise Boulevard, Suite 510, Sunrise, Florida 33323.  Our telephone number is (631) 873-2900.  Our website is www.directinsite.com.  The information on, or that can be accessed through, our website is not incorporated by reference into this annual report and should not be considered to be a part of this annual report.

Item 1A.	RISK FACTORS

Not Applicable.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	DESCRIPTION OF PROPERTIES

We currently maintain leased facilities in the locations listed below:

Description	Location	Square Footage	Lease term	Annual Rental Cost
Corporate office	Sunrise, FL	3,284	9/14/09 - 12/31/12	$98,520
Satellite office	Bohemia , NY	200	1/1/11-12/31/11	$12,600
Co-location facility	Commack, NY	Note 1	12/1/08 -11/30/11	$215,280
Co-location facility	Santa Clara, CA	Note 1	9/5/11 - 9/4/12	$49,440
Co-location facility	Miami, FL	Note 1	8/10/11 - 8/9/14	$153,072

Note 1. The co-location facilities in Commack, New York, Santa Clara, California and Miami, Florida provide rack space for our computer equipment and the rental is not based on square footage used.

Item 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business, and no such proceedings are known to be contemplated.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is traded on the OTC Bulletin Board.  The following table sets forth the high and low sales prices for our common stock by the quarters indicated:

	High	Low
2010
First Quarter	1.05	0.21
Second Quarter	1.04	0.21
Third Quarter	1.02	0.55
Fourth Quarter	1.14	0.21

2011
First Quarter	1.15	0.52
Second Quarter	1.33	0.95
Third Quarter	1.25	0.60
Fourth Quarter	0.74	0.52

2012
First Quarter to March 15, 2012	1.22	0.65

(b)           As of March 15, 2012, there were 2,527 shareholders of record. We estimate that there are approximately 6,500 shareholders, including shareholders whose shares are held in the name of their brokers or stock depositories.

(c)           In 2011, the Company paid no dividends to shareholders.  In 2010 the Company paid dividends of $68,000 to holders of the Series C and D Preferred Stock.  Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions.  It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Direct Insite Corp., originally named Unique Ventures, Inc., (collectively with its subsidiaries hereinafter referred to at times as “Direct Insite”, “our”, “we”, or the “Company”) was incorporated under the laws of the State of Delaware on August 27, 1987.  We consummated our initial public offering in 1992.  In May, 1990, we changed our name to Computer Concepts, Inc. and in August, 2000, we changed our name to Direct Insite Corp.

Direct Insite operates as Software as a Service provider, providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay and Order-to-Cash processes.  Specifically, Direct Insite’s global eInvoice Management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a business-to-business transaction based “fee for service” business model.

Through the automation and workflow of Procure-to-Pay and Order-to-Cash processes and the presentation of invoices, orders, and attachment data via a self-service portal, Direct Insite is helping our customers reduce manual invoice-to-order reconciliation costs, reduce the frequency of inquiries and disputes, improve cash flow, increase competitiveness and improve customer satisfaction.

Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including 100 countries, 35 languages and multiple currencies.  Direct Insite processes more than $125 billion in invoice value annually on behalf of our clients.  Direct Insite processes, hosts and distributes millions of invoices, purchase orders, and attachment documents making them accessible on-line within an internet self-service portal.  Suppliers, customers, and internal departments such as Finance and Accounting or Customer Service users can access their business documents 24 hours per day, 7 days per week, 365 days per year.

HP Enterprise Services (“HP”) accounted for approximately 48% and 51% of revenue for the years ended December 31, 2011 and 2010, respectively.  We have three principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated on ninety days advance written notice.

Currently, IBM, representing approximately 33% of revenue for the years ended December 31, 2011 and 2010, utilizes our suite of services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide electronic invoice (“e-invoice”) services for substantially all of IBM’s operating units.  These contracts are for one-year periods and are renewable annually.  The contracts may be terminated on ninety days advance written notice.

Siemens Shared Services LLC accounted for approximately 11% and 10% of revenue for the years ended December 31, 2011 and 2010, respectively.

We expect to continue to focus our sales and marketing efforts to increase revenue and expand our customer base in 2012 and beyond.

Seasonality/Quantity Fluctuations

Revenue from SaaS ongoing services generally is not subject to fluctuations or seasonal flows.  However, we believe that revenue derived from custom engineering services will have a significant tendency to fluctuate based on customer demand.

Other factors, including, but not limited to, new product introductions, domestic and global economic conditions, customer budgetary considerations, and the timing of product upgrades may create fluctuations.  As a result of the foregoing factors, our operating results for any quarter are not necessarily indicative of results for any future period.

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

●	It requires assumptions to be made that were uncertain at the time the estimate was made; and

●
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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605 Revenue Recognition (“ASC 605”) and SEC Staff Accounting Bulletin Topic 13 Revenue Recognition in Financial Statements.  Revenue is recognized when it is both earned and realizable, that is, when the following criteria are met:

▪	Persuasive evidence of arrangements exist;
▪	Delivery has occurred or services have been rendered;
▪	The seller’s price is fixed and determinable; and
▪	Collectability is reasonably assured.

The following are the specific revenue recognition policies for each major category of revenue.

SaaS Services

We provide transactional data processing services through our SaaS software solutions to our customers.  The customer is charged a monthly fixed rate on a per-transaction basis or a fixed fee based on monthly transaction volumes.

Custom Engineering Services

The Company provides software development services to its customers, which may require additional development, modification, and customization services to the Company’s existing software platform.  Software development is billed based on hourly rates or upon acceptance by the customer on a completed contract basis.  The Company does not sell software licenses, upgrades or enhancements, or post-contract customer services.

Cost of Revenue

Cost of revenue in the consolidated statements of operations is presented along with operations, research and development costs and exclusive of amortization and depreciation shown separately.  Custom Engineering Services costs related to uncompleted milestones are deferred and included in other current assets, when applicable.

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other then available evidence.  At December 31, 2011 and 2010, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.

Impairment of Long-Lived Assets

ASC 360 Plant, Property, and Equipment (“ASC360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  We account for long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets.  It is the Company’s policy to review the value assigned to its long-lived assets, to determine if they have been permanently impaired by adverse conditions whenever events or circumstances indicate the related carrying amount may not be recoverable.  If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.  In order to test for recoverability, the Company compares the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2011 and 2010, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  This method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates.  Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  The Company currently has significant deferred tax assets.  During the years ended December 31, 2011 and 2010, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $1,027,000 and $2,867,000, respectively, of tax benefits related to net operating loss carry-forwards will be utilized in future tax years.  As a result, the Company’s effective tax rate for the years ended December 31, 2011 and 2010 differs from the current statutory rates.  In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.  The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid-in capital.  The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.  Under this approach the windfall tax benefit would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Financial Condition and Liquidity

For the year ended December 31, 2011 we had an operating loss of $696,000, compared to operating income of $853,000 for the year ended December 31, 2010, a decrease of $1,549,000.  For the year ended December 31, 2011, we had a net loss of $2,657,000 compared to net income of $1,033,000 for the year ended December 31, 2010, a decrease of $3,690,000.  The decrease in income for 2011 compared to 2010 is principally due to lower revenue, a provision for income taxes of $1,840,000, a severance payment of approximately $620,000 to our former Chief Executive Officer and third-party legal fees relating to a proxy contest of approximately $181,000.

Cash used in operating activities for the year ended December 31, 2011 was $806,000, compared to cash provided by operations of $1,485,000 for the year ended December 31, 2010, and consisted of a net loss of $2,657,000, offset by non-cash items of $2,301,000, including depreciation and amortization of $305,000, the deferred tax provision of $1,840,000, stock based compensation expense of $126,000 and deferred rent expense of $30,000.  Cash used in operations was further increased by increases in accounts receivable of $243,000 and prepaid expenses and other current assets of $97,000, and decreases in accounts payable and accrued expenses of $41,000 and deferred revenue of $69,000.

Cash used in investing activities was $234,000 for the year ended December 31, 2011, principally due to expenditures for equipment, compared to $144,000 for the previous year.

Cash provided by financing activities totaled $20,000 for the year ended December 31, 2011, compared to cash used in financing activities of $1,392,000 in 2010.  We issued 350,000 shares of stock for $217,000 on the exercise of stock options by our former Chief Executive Officer. In addition, we made repayments on capital leases and long-term debt of $197,000.

As a result of these operating, investing and financing activities, cash decreased by $1,020,000 to $687,000 at December 31, 2011, compared to a cash decrease of $51,000 to $1,707,000 at December 31, 2010.

Results of Operations

For the year ended December 31, 2011 revenue decreased $487,000 (5.4%) to $8,565,000 compared to revenue of $9,052,000 in 2010.  The decrease is primarily due to a reduction in recurring IOL services revenue of $502,000 offset by an increase in engineering services revenue of $15,000.  The decrease in recurring revenue was a result of price adjustments on existing contracts with IBM and HP, while the increase in engineering services revenue is primarily due to an increase in revenue from HP and new customers resulting from the completion of projects in 2011 offset by a decrease in engineering services to IBM resulting from the postponement of planned projects.

Costs of operations, research and development increased by $406,000 (12.1%) to $3,757,000 for the year ended December 31, 2011 compared to costs of $3,351,000 in 2010.  These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  This increase in costs is principally due to an increase in salaries and related costs totaling $346,000.  In 2011, we hired a Vice President of Development and added additional staff in anticipation of an increase in engineering work relating to new customers.  Rent increased by $81,000 primarily due to the costs related to the move of our co-location facility in Commack, New York to Miami, Florida.  Costs for contract development staff decreased by $42,000, as we used less outside engineering services to complete projects in 2011.  Costs for software and supplies increased by $20,000 in 2011 due in part to the facilities move.  Costs of purchased services decreased by $61,000 in 2011 compared to 2010, due to a decrease in outsourced services for document scanning to support the Siemens account.  All other operating expenses combined increased approximately $62,000.

Sales and marketing costs were $2,184,000 for the year ended December 31, 2011, an increase of $490,000 (28.9%) compared to costs of $1,694,000 in 2010.  Salaries and related costs including stock compensation, increased by $138,000.  Consulting and professional fees increased $170,000 and trade show expense increased $87,000.  We engaged a consultant to support sales and marketing initiatives, we incurred recruitment fees to hire additional sales staff, and we attended more trade shows in 2011.  Travel and entertainment costs increased approximately $95,000.

General and administrative costs decreased $485,000 (16.8%) to $2,395,000 for the year ended December 31, 2011 compared to costs of $2,880,000 in 2010.  Salaries and related costs decreased $142,000 principally due to the departure of our former Chief Executive Officer.  Stock compensation decreased $375,000 to $17,000 in 2011, compared to $392,000 in 2010.  Legal fees, exclusive of reimbursed fees related to the annual meeting proxy solicitations reflected in other income, increased by $198,000 to $306,000 in 2011, compared to $108,000 in 2010, an increase primarily the result of a proxy contest.  Travel and entertainment expense decreased $124,000 to $244,000 for the year ended 2011, compared to $368,000 in 2010.  This decrease resulted primarily from the departure of the former Chief Executive Officer in May 2011 as well as the former Chief Financial Officer in September 2011.  Accounting and professional fees decreased by $6,000 to $151,000, compared to $157,000 in the prior year, primarily due to a fee reduction from our Sarbanes-Oxley consultants.  Insurance decreased $10,000 to $129,000 in 2011, compared to $139,000 in 2010.  All other general and administrative costs decreased by $26,000 compared to 2010.

Depreciation and amortization expense increased $31,000 (11.3%) to $305,000 for the year ended December 31, 2011 compared to costs of $274,000 in 2010, primarily due to new equipment purchases.

Other income, net for the year ended December 31, 2011 was $118,000 compared to other income, net of $25,000 in 2010, an increase of $93,000. During the year we reversed amounts previously accrued that were determined not to be owed.  These amounts included $67,000 of interest, $20,000 of travel expenses and $16,000 of prior-year bonuses. During the year ended December 31, 2011, the Board of Directors authorized the Company to reimburse Metropolitan Venture Partners Corp. and S.A.V.E. Partners III, LLC $181,000 for the costs they incurred related to annual meeting proxy solicitations.  Interest expense, net for the year ended December 31, 2011 and 2010 was $13,000 and $25,000, respectively, primarily consisting of interest on equipment notes and capital leases.

Net Operating Loss Carry Forwards

At December 31, 2011, the Company has federal and state net operating loss carry-forwards (“NOLs”) remaining of approximately $36 million and $30 million, respectively, which may be available to reduce federal taxable income, if any.  These NOLs expire through 2031.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2011, we performed an evaluation as to whether a change in control had taken place.  We believe that there has been no change in control as such applies to Section 382.  If it is determined that a change in control has taken place, utilization of its NOLs will be subject to severe limitations in future periods, which would have the effect of eliminating substantially all of the future income tax benefits of the NOLs.

During 2011, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded it is more likely than not that approximately $1,027,000 of tax benefits relating to NOLs will be utilized.  Accordingly, the company recorded an additional reserve in the amount of $1,840,000 during the year ended December 31, 2011.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission (the “SEC”).

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

Based on our evaluation of our disclosure controls and procedures as of December 31, 2011 (the “Evaluation Date”), we believe that these controls and procedures were not effective as a result of the departure of the Company’s Chief Financial Officer and appointment of an Acting Chief Financial Officer at the end of the third quarter, as well as limited resources in the accounting and financial function, which adversely affected management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 as noted below.

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2011, management identified a material weakness due to lack of review or evidence of review in the financial reporting process.  Management attributes the material weakness to the departure of the Company’s Chief Financial Officer and appointment of an Acting Chief Financial Officer at the end of the third quarter, as well as limited resources within the accounting and financial function.

Management is currently considering the possibility of hiring additional personnel and intends to take prompt action to remediate the deficiencies that gave rise to a material weakness.  Such actions will directly address the issues related to limited resources in the accounting and financial function.

Changes in Internal Control Over Financial Reporting

Since the date of the most recent evaluation of the Company's internal controls over financial reporting by the Chief Executive Officer and Acting Chief Financial Officer, there have been no changes in such controls or in other factors that could have materially affected, or are reasonably likely to materially affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses, although the effectiveness of such controls were impaired, as discussed above.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of March 15, 2012, the names, ages and positions of the directors and executive officers of the Company are as follows (Note 1):

Name	Age	Position	Director Since
John J. Murabito(3)	56	Chairman of the Board	2011
James A. Cannavino(3)	67	Member of the Board of Directors	2000
Michael Levin(1)(2)	39	Member of the Board of Directors	2005
Thomas C. Lund(2)(3)	68	Member of the Board of Directors	2011
Philip Summe(1)(3)	42	Member of the Board of Directors	2011
Craig W. Thomas(1)(2)	37	Member of the Board of Directors	2011
Matthew E. Oakes	49	President and Chief Executive Officer
Arnold Leap	44	Executive Vice President Channel Sales and Chief Technology Officer
Sandra Wallace	52	Vice President Finance and Acting Chief Financial Officer, Secretary and Treasurer
Joan Foley	53	Vice President Sales

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance and Nominating Committee

John J. Murabito has been our Chairman of the Board since January 2012 and a director since May 2011.  From November 2001 through February 2011, Mr. Murabito was Chief Executive Officer of Hapoalim Securities USA, Inc. and its predecessor companies, including Investec (US) Inc., an affiliate of the Investec Group, an international banking group.  In his role as CEO of Investec (US) Inc., Mr. Murabito oversaw a firm with approximately 1,000 employees and $1 billion of assets.  Mr. Murabito successfully restructured the company’s US operations, including the acquisition and disposition of businesses, to enhance stockholder value.  In addition, as CEO of subsidiaries of publicly-traded companies in the UK, South Africa and Israel, he implemented structures to enhance corporate governance and controls.  Mr. Murabito was a Managing Director in Information Technology at the National Securities Clearing Corporation and served as deputy CIO for this essential US securities industry clearing utility.  Previously, Mr. Murabito was a general partner in the investment advisor Weiss Peck & Greer responsible for information technology and portfolio administration.  Mr. Murabito spent ten years with the investment bank Dillon Read & Company, including as Chief Information Officer.  Mr. Murabito earned an MBA from the Wharton School at the University of Pennsylvania.

James A. Cannavino has been a director since March 2000, served as Chairman of the Board from March 2000 to May 2011 and as Chief Executive Officer from December 2002 to May 2011.  From September 1997 to April 2000 he was the non-executive Chairman of Softworks, Inc. (a then wholly owned subsidiary of the Company), which went public and was later sold to EMC.  Mr. Cannavino was also the Chief Executive Officer and Chairman of the Board of Directors of CyberSafe, Inc., a corporation specializing in network security, from April 1998 to July 2001.  In August, 1995, he was appointed as President and Chief Operating Officer of Perot Systems Corporation and in 1996 was elected to serve as Chief Executive Officer through July 1997.  During his tenure at Perot he was responsible for all the day-to-day global operations of the company, as well as for strategy and organization.  Prior to that, he served as a Senior Vice President at IBM, responsible for strategy and development.  Mr. Cannavino held various positions at IBM for over thirty years beginning in 1963.  Mr. Cannavino led IBM’s restructuring of its $7 billion PC business to form the IBM PC Company.  He also served on the IBM Corporate Executive Committee and Worldwide Management Council, and on the Board of IBM’s integrated services and solutions company.  Mr. Cannavino presently serves on the Boards of the National Center for Missing and Exploited Children, the International Center for Missing and Exploited Children, and Verio.  He recently was Chairman of the Board of Marist College in Poughkeepsie, New York and continues to serve on the Board.

Michael Levin has been a director since February 2005 and served as Chairman from May 2011 to December 2011.  Mr. Levin is Managing Director of Metropolitan Venture Partners Corp. (“Met VP”), a venture capital firm he co-founded in 1999.  In his role, Mr. Levin negotiates and manages investments, as well as oversees the financial and operational management of the firm.  Mr. Levin is also Chief Executive Officer of AsiaCrest Capital.  He also serves as an active Board member and works closely with portfolio companies on strategic growth and ensuring proper fiscal discipline.  Prior to MetVP, Mr. Levin developed and managed hedge funds for the Man Group plc and Larry Hite.  Mr. Levin graduated Magna Cum Laude from The Wharton School at the University of Pennsylvania with a concentration in Finance.  He is also an alumnus of Phillips Exeter Academy.

Thomas C. Lund has been a director since May 2011 and is the founder and Chief Executive Officer of Lund Capital Group, a private commercial real estate company that has holdings in various regions across the U.S.  Prior to founding Lund Capital Group in 2000, Mr. Lund, in 1981, founded Customer Development Corporation (“CDC”), a company specializing in database management and marketing for financial institutions and other various companies around the world.  Mr. Lund is widely known as a pioneer of database marketing.  In 1987, CDC was honored by Inc. Magazine as the 8th fastest growing privately held company in the country.  Mr. Lund, who is credited worldwide with many technical and creative innovations in the database marketing industry, also received the coveted “High-Tech Entrepreneur of the Year” award by Entrepreneur Magazine.  Mr. Lund sold CDC in November of 1998.  In addition to Mr. Lund’s business interests, he and his wife are active philanthropists.

Philip Summe has been a director since May 2011.  Mr. Summe is the Portfolio Manager of Crossfields Capital Management, a firm he founded in 2005 which invests in small-cap, deep-value companies.  From 2002 to 2004, Mr. Summe was a General Partner for Gabriel Venture Partners (“Gabriel”).  Gabriel is a $260 million venture capital fund focused on leading investments in technology companies.  Gabriel has a deep operations-focused approach where they generally join the board of directors and actively partner with management teams.  At Gabriel, Mr. Summe led and structured investments in LVL7 Systems, Inc. and Knowledge Management Solutions, Inc.  He served as Chairman of the Board of LVL7 after initially investing in 2002.  From 1998 to 2001, Mr. Summe was a Principal with J.P. Morgan Partners (formerly Chase Capital Partners) and Flatiron Partners where he led the software initiatives and served on numerous boards.  Successful investments include Stamps.com, Starbelly, Interactive Search Holdings, and Arbinet.  From 1996 to 1998, Mr. Summe was an investment banker with Deutsche Morgan Grenfell’s technology investment banking group.  He provided financing and M&A advice to companies.  From 1991 to 1994, Mr. Summe was a Senior Consultant with Accenture and worked for Convergys Systems from 1989 to 1991.  Mr. Summe received an MBA with Honors from the University of Chicago Graduate School of Business and a BS in Applied Physics with Honors from Xavier University.

Craig W. Thomas has been a director since May 2011 and is a co-founder of Shareholder Advocates for Value Enhancement (S.A.V.E.) and a Managing Member of S.A.V.E. Partners III, LLC.  He is also the founder of KC Trading Partners where he manages a portfolio of equity investments.  Mr. Thomas served as Director of Research at S.A.C. Capital Advisors from 2007 to 2008 and was a Portfolio Manager at S.A.C. Capital Advisors from 2005 to 2007.  Mr. Thomas was a Director at CR Intrinsic Investors, an affiliate of S.A.C. Capital Advisors, from 2004 to 2005, and he was a Research Analyst at S.A.C. Capital Advisors from 2003 to 2004.  Prior to earning his MBA, Mr. Thomas was an Analyst at Goff Moore Strategic Partners and Rainwater, Inc. from 1999 to 2001 and an Associate at The Boston Consulting Group, Inc. from 1997 to 1999.  Mr. Thomas is a former director of Laureate Education, Inc. and WCI Communities, Inc.  Mr. Thomas earned his A.B. at Stanford University and earned his MBA from the Graduate School of Business at Stanford University.

Matthew Oakes was appointed to the position of Chief Executive Officer on May 25, 2011 and has served as President since March 2009.  Prior thereto he held the position of Executive Vice President and Chief Operating Officer from August 2006, and Executive Vice President – Client Services since November of 2002.  Prior to his joining the Company, Mr. Oakes served for three years as the Chief Operating Officer for Direct Media Networks a New York based e-commerce and technology company.  He held executive positions in Westinghouse Communities Inc. including Managing Director of Operations.  Mr. Oakes received a Juris Doctorate of Law from Nova Southeastern University and a Bachelors Degree in Business from Cornell University.  Prior to attending Cornell University, he served with the United States Marine Corps in the Special Operations Group of the 3rd Marine Division and as a Marine Drill Instructor at the Marine Corp Recruit Depot, Paris Island, South Carolina.

Arnold Leap has been Executive Vice President and Chief Technology Officer since November 2000.  Since January 2012 Mr. Leap has served in the additional role of EVP Channel Sales while serving as EVP Sales and Marketing prior to that.  From March 1998 until November 2000 he held the position of Chief Information Officer.  Mr. Leap originally was hired in February 1997 as the Company’s Director of Development and Engineering and held the position until March 1998.  Prior to his joining Direct Insite, Mr. Leap was the MIS Manager/Director of AMP Circuits, Inc., and a subsidiary of AMP, Inc. from 1993 to February 1997.  His responsibilities at AMP Circuits, Inc. included day-to-day information systems operation as well as the development and implementation of a consolidated ERP and financial system.  Mr. Leap earned his Bachelors Degree from New York Institute of Technology with a major in Computer Science and a minor in Business Administration.

Sandra Wallace was appointed Vice President of Finance and Acting Chief Financial Officer in September 2011 and Secretary and Treasurer of the Company shortly thereafter.  Prior to joining Direct Insite, Ms. Wallace provided finance, accounting and technology management consulting services, including oversight of independent auditors and development of accounting and finance functions, for a variety of public and private companies from 2009 to September 2011.  From 2008 to 2009, Ms. Wallace served as Senior Vice President, Finance, and later as Senior Vice President, Corporate Operations, for Purple Beverage Company, Inc., a publicly-traded beverage industry company.  From 1999 to 2008, Ms. Wallace was Vice President and Chief Financial Officer of Robinette Homes Signature Series, Inc., a South Florida real estate developer.  From 1997 to 1999, Ms. Wallace was Finance Director for Interim Services Inc., now SFN Group, Inc. and she served as Controller for Brooke Group Ltd., now Vector Group Ltd. from 1993 to 1997.  Ms. Wallace spent the first seven years of her professional career with KPMG LLP.  Ms. Wallace earned her Master of Science degree in Accounting from Oklahoma State University and Bachelor of Science degree in Business Administration from the University of Minnesota.  She is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Joan Doyle Foley joined Direct Insite as Vice President of Sales in January 2012.  Prior to joining Direct Insite, Ms. Foley was an independent sales and strategy consultant for early stage application software companies from 2010 to December 2011.  From 2009 to 2010 she held the position of Vice President of Worldwide Sales at Firstrain, Inc., a SaaS provider of an analytic application for gathering customer intelligence from the web.  Ms. Foley was a founder, CEO and Vice President of Sales for APT Intelligence, a SaaS provider of an analytic application for the property management industry from 2006 to 2009.  Prior thereto Ms. Foley was Vice President of Sales at Valchemy, Inc. (subsequently acquired by IBM Global Services in 2006), a SaaS provider of an application for managing mergers and acquisitions, and Vice President of Sales at SuccessFactors, Inc. (acquired by SAP in 2012), a provider of SaaS human resource applications.  She previously held sales and executive sales management positions with Hyperion Solutions, Oracle Corporation and IBM.  Ms. Foley earned her Bachelor of Science degree in Engineering from Michigan State University.

Term of Office and Family Relationships

All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal.  Executive officers are appointed by and serve at the discretion of our Board of Directors.  Director Thomas C. Lund is the father-in-law of Matthew E. Oakes, President and Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the Securities and Exchange Commission reports of their ownership of, and transactions in, the Company's common stock. Based solely on a review of copies of such reports furnished to the Company, and written representations that no reports were required, the Company believes that during the fiscal year ended December 31, 2011 its executive officers and directors complied in a timely manner with the Section 16(a) requirements, with the exception of a late Form 4 filing on June 9, 2011 by Thomas C. Lund and a late Form 4 filing on July 20, 2011 by Metropolitan Venture Partners II LP, each of which was the result of administrative error.

Code of Ethics

Direct Insite adopted a Corporate Code of Business Ethics (the “Code”) in 2004 that applies to all employees, officers and directors.  It is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like.  It does not expressly cover certain procedural matters covered by the Sarbanes-Oxley Act and regulations promulgated thereunder and may not constitute a “code of ethics” within the meaning of the law and regulations.  Accordingly, the Company adopted an additional code of ethics on February 18, 2005 that covers senior executive officers of Direct Insite and is intended to comply with the new law and regulations.  The “Code of Ethics – Chief Executive and Chief Financial Officers” is posted on our internet website at www.directinsite.com.

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has affirmatively determined that each Director who serves on the Audit Committee is independent, as the term is defined by applicable SEC rules.  From May 25, 2011 to December 31, 2011, the Audit Committee consisted of John J. Murabito (Chairman), Philip Summe and Craig W. Thomas.  From January 1, 2010 to May 24, 2011, the Audit Committee consisted of Dr. Dennis J. Murray (Chairman), Charles Mechem and Bernard Puckett.  The members of the Audit Committee have substantial experience in assessing the performance of companies, gained as members of the Company's Board of Directors and Audit Committee, as well as by serving in various capacities in other companies or governmental agencies.  As a result, they each have an understanding of financial statements.   In addition, the Board determined that Mr. Thomas, who is currently serving as Acting Chairman of the Audit Committee, and Mr. Levin and Mr. Summe, both currently serving on the Audit Committee, each qualify as an Audit Committee financial expert, as that term is defined in applicable regulations of the SEC.

The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to our executive officers during the coming year, and administers our stock-based benefit plans.  From May 25, 2011 to December 31, 2011, the Compensation Committee consisted of Craig W. Thomas (Chairman), Thomas C. Lund and John J. Murabito.  From January 1, 2010 to May 24, 2011, the Compensation Committee consisted of Bernard Puckett (Chairman), Charles Mechem and Dr. Dennis J. Murray.  Each member of the Compensation Committee is a Director who is not employed by us or any of our affiliates, and is an independent Director under applicable SEC rules.

Governance and Nominating Committee

The Governance and Nominating Committee assists the Board in fulfilling its responsibilities relating to director nominations and corporate governance matters.  The Committee’s primary responsibilities and duties are to (i) identify individuals qualified to become directors and recommend that the Board select such individuals for all directorships to be filled by the Board or by the shareholders; (ii) develop and recommend to the Board a set of corporate governance principles applicable to the Company; and (iii) otherwise take a leadership role in shaping the corporate governance of the Company.  From May 25, 2011 to December 31, 2011 the Governance and Nominating Committee consisted of Philip Summe (Chairman), Michael Levin, James A. Cannavino and John J. Murabito.  The Committee was formed on March 24, 2011 and from that date to May 24, 2011, the Committee consisted of Charles Mechem (Chairman) and Bernard Puckett.  Each member of the Governance and Nominating Committee is a Director who is not employed by us or any of our affiliates and is an independent Director under the applicable SEC rules.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation with respect to the Principal Executive Officer (“PEO”) and each of the other executive officers of the Company who received more than $100,000 for services rendered for the years ended December 31, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Options Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Matthew E. Oakes	2011	$218,750	$50,000	$--	$15,525	$--	$--	$10,650	$294,925
President and Chief Executive Officer (PEO) (3)	2010	$186,000	$--	$97,875	$--	$--	$--	$10,829	$294,704
Arnold Leap	2011	$208,333	$5,000	$--	$--	$--	$--	$9,600	$222,933
EVP Channel Sales and Chief Technology Officer	2010	$198,000	$25,000	$97,875	$--	$--	$--	$11,526	$332,401
Sandra Wallace	2011	$44,923	$4,000	$--	$--	$--	$--	$--	$48,923
Vice President Finance and Acting Chief Financial Officer (4)	2010	$--	$--	$--	$--	$--	$--	$--	$--
James A. Cannavino	2011	$125,789	$--	$10,000	$--	$--	$--	$689,088	$824,877
Former Chief Executive Officer (5)	2010	$340,740	$--	$270,000	$--	$--	$--	$227,524	$838,264
Michael J. Beecher	2011	$132,059	$--	$--	$--	$--	$--	$10,160	$142,219
Former Chief Financial Officer (6)	2010	$175,000	$--	$23,657	$--	$--	$--	$14,843	$213,500

Footnotes
(1)	All Other Compensation includes the following for each of the executives:

In 2011, Mr. Oakes received a car allowance including insurance valued at $10,650, and in 2010 a car allowance including insurance of $9,600 and other reimbursable expenses of $1,229.

In 2011, Mr. Leap received a car allowance including insurance of $9,600 and in 2010 a car allowance including insurance of $9,600 and life insurance costs of $1,860.

In 2011, Mr. Cannavino received a severance payment of $620,400, medical expenses of $18,070, other reimbursable expenses of $45,000, auto reimbursements of $2,618 and Directors fees of $3,000.  In 2010, Mr. Cannavino received a housing/office allowance of $120,000, medical expenses of $12,709, other reimbursable expenses of $55,000, leased cars including insurance valued at $11,772, and director's fees of $28,000.

In 2011, Mr. Beecher received a car allowance including insurance of $10,160, and in 2010 a car allowance including insurance of $9,600 and a living allowance of $5,200.

(2)	The assumptions used in determining the value of stock and option awards are included in Note 6 to the accompanying consolidated financial statements.

(3)	Mr. Oakes was appointed Chief Executive Officer on May 25, 2011 and President on March 18, 2009.

(4)	Ms. Wallace was appointed Vice President Finance and Acting Chief Financial Officer on September 21, 2011.

(5)	Mr. Cannavino elected to terminate his employment with the Company pursuant to the terms of his amended employment agreement on May 25, 2011.

(6)	Mr. Beecher resigned from his positions as Chief Financial Officer, Treasurer and Secretary effective September 15, 2011.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for the named executives as of December 31, 2011:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable		Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
James A. Cannavino	50,000	(1)	--	--	$1.50	3/25/2013	--	--	--	--
Matthew E. Oakes	22,500	(2)	--	--	$1.15	8/16/2016	--	--	--	--
(1)	These options were fully vested on March 25, 2009
(2)	These options were fully vested on December 31, 2011

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

The following information is provided about our current stock option plans:

2001 Stock Option/Stock Issuance Plan.  The 2001 Stock Option/Stock Issuance Plan covers 330,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986 as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the Compensation Committee of the Board of Directors.  The term for which stock and options may be granted under the Plan expired on May 31, 2011 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the Committee.  No options were granted under this plan during the fiscal year ended December 31, 2011.  At December 31, 2011, no options to purchase shares of common stock were outstanding under this plan.

2001-A Stock Option/Stock Issuance Plan.  The 2001-A Stock Option/Stock Issuance Plan covers 600,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986 as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the Compensation Committee of the Board of Directors.  The term for which stock and options may be granted under the Plan expired on September 17, 2011 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee.  No options were granted under this plan during the fiscal year ended December 31, 2011.  At December 31, 2011, no options to purchase shares of common stock were outstanding under this plan.

2002 Stock Option/Stock Issuance Plan.  The 2002 Stock Option/Stock Issuance Plan covers 625,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986 as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the Compensation Committee of the Board of Directors.  The term for which stock and options may be granted under the Plan expires on January 1, 2012 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee.  No options were granted under this plan during the fiscal year ended December 31, 2011.  At December 31, 2011, no options to purchase shares of common stock were outstanding under this plan.

2002-A Stock Option/Stock Issuance Plan.  The 2002-A Stock Option/Stock Issuance Plan covers 875,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986 as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the Compensation Committee of the Board of Directors.  The term for which stock and options may be granted under the Plan expires on January 1, 2012 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee.  No options were granted under this plan during the fiscal year ended December 31, 2011.  At December 31, 2011, no options to purchase shares of common stock were outstanding under this plan.

2003 Stock Option/Stock Issuance Plan.  The 2003 Stock Option/Stock Issuance Plan covers 725,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986 as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the Compensation Committee of the Board of Directors.  The term for which stock and options may be granted under the Plan expires on April 1, 2013 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee.  No options were granted under this plan during the fiscal year ended December 31, 2011.  At December 31, 2011, no options to purchase shares of common stock were outstanding under this plan.

2003-A Stock Option/Stock Issuance Plan.  The 2003-A Stock Option/Stock Issuance Plan covers 975,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986 as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the Compensation Committee of the Board of Directors.  The term for which stock and options may be granted under the Plan expires on April 1, 2013 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee.  No options were granted under this plan during the fiscal year ended December 31, 2011.  At December 31, 2011, no options to purchase shares of common stock were outstanding under this plan.

2004 Stock Option/Stock Issuance Plan.  The 2004 Stock Option/Stock Issuance Plan covers 1,200,000 shares of common stock.  Options granted under the plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986 as amended or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the Compensation Committee of the Board of Directors.  The term for which stock and options may be granted under the Plan expires on August 20, 2014 and stock or options granted under the Plan shall expire not later than five years from the date of grant.  Stock options granted under the Plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee. In 2011, 77,500 options were granted under this plan.  At December 31, 2011, options to purchase 127,500 shares of common stock were outstanding under this plan.

Directors Compensation

As of May 25, 2011, Directors compensation includes an annual fee of $10,000 cash, or stock at the Director’s election, distributed quarterly in arrears with the number of shares determined by dividing $2,500 by the average closing price in the last five trading days of each respective quarter.  At the beginning of a calendar year, Directors additionally receive $10,000 in restricted stock vesting over two years, with the number of shares equal to $10,000 divided by the average closing price of the stock in the five prior trading days to year-end.  Committee members each receive an additional annual fee of $7,500, dispensed quarterly in arrears in cash or stock at the Director’s discretion.  Committee chairs are paid $12,500 annually for their Committee work.  For Committee fees elected to be received in stock, the number of shares is calculated at the average closing price in the last five trading days of each respective quarter.  The Chairman of the Board receives total annual fees of $30,000 cash, or stock at his election, and $30,000 in restricted stock, under the same terms as the annual fees and stock grants as the Directors above.

For the period January 1, 2011 to May 24, 2011 and for the fiscal year 2010, Directors received an annual fee of $10,000 cash and a number of shares equal to $10,000 divided by the average closing price of the shares for the last five trading days in the prior calendar year.  The Directors also received meeting fees of $2,500 for each Board of Directors meeting attended; $1,500 for participation in a telephone meeting of the Board; an annual fee of $5,000 for membership on each Committee of the Board and $1,000 for each Committee meeting attended.  The Chairperson of each Committee received an annual fee of $5,000 in addition to the membership fee.

In 2008 the Company adopted a deferred compensation plan for Directors whereby the Directors may elect to defer their compensation to a date following the termination of their service as a director.  The Company also reimburses Directors for reasonable expenses incurred in attending Board and Committee meetings.

The following table provides the compensation earned by our non-employee Directors for the year ended December 31, 2011 and 2010.  Mr. Cannavino’s Directors fees earned during the period January 1, 2011 to May 24, 2011 and the year ended 2010 are included in the Summary Compensation Table above.

Director Compensation

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Levin	2011	$23,000	$22,000	--	--	--	--	$45,000
(1)	2010	$18,000	$10,000					$28,000
James A. Cannavino (2)	2011	$11,000	$--	--	--	--	--	$11,000
Thomas C. Lund (3)	2011	$11,000	$6,000	--	--	--	--	$17,000
John J. Murabito (4)	2011	$23,000	$6,000	--	--	--	--	$29,000
Philip Summe (5)	2011	$18,000	$6,000	--	--	--	--	$24,000
Craig W. Thomas (6)	2011	$18,000	$6,000	--	--	--	--	$24,000
Dennis Murray	2011	$17,000	$4,000	--	--	--	--	$21,000
(7)	2010	$46,000	$10,000					$56,000
Bernard Puckett	2011	$20,000	$4,000	--	--	--	--	$24,000
(8)	2010	$46,000	$10,000					$56,000
Charles Mechem	2011	$20,000	$4,000	--	--	--	--	$24,000
(9)	2010	$34,500	$10,000					$44,500

Footnotes
(1)	Mr. Levin was Chairman of the Board from May 25, 2011 to December 31, 2011. He is the Director designate of MetVP and as such, all of his Director’s fees are assigned and paid to MetVP.
(2)	Mr. Cannavino was Chairman of the Board from January 1, 2010 to May 24, 2011. From May 25, 2011 to December 31, 2011 he was a member of the Governance and Nominating Committee.
(3)	Mr. Lund was a Director and member of the Compensation Committee from May 25, 2011 to December 31, 2011.
(4)	Mr. Murabito was a Director, Chair of the Audit Committee and member of the Compensation and Governance and Nominating Committees from May 25, 2011 to December 31, 2011.
(5)	Mr. Summe was a Director, Chair of the Governance and Nominating Committee and member of the Audit Committee from May 25, 2011 to December 31, 2011.
(6)	Mr. Thomas was a Director, Chair of the Compensation Committee and member of the Audit Committee from May 25, 2011 to December 31, 2011.
(7)	Dr. Murray was Chair of the Audit Committee and member of the Compensation Committee from January 1, 2010 to May 24, 2011.
(8)	Mr. Puckett was Chair of the Compensation Committee and member of the Audit Committee from January 1, 2010 to May 24, 2011.
(9)	Mr. Mechem was a Director from January 1, 2010 to May 24, 2011.

Employment Agreements

Subsequent to December 31, 2011, the Company executed new employment agreements with the Chief Executive Officer and President, and the Executive Vice President of Sales and Marketing and Chief Technology Officer.

The agreement with Mr. Oakes, our Chief Executive Officer and President, is for a two-year term effective January 1, 2012 through December 31, 2013.  The agreement provides for a base salary of $22,917 per month, annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and EBIT targets, and discretionary bonuses.  The agreement further provides for the grant of options to purchase an aggregate of 360,000 shares of common stock of the Company at an exercise price of $1.15 per share, 90,000 of such options to vest on the twelve-month anniversary date of grant and the remaining options to vest in equal monthly installments beginning on the thirteen-month anniversary of the date of grant and concluding on the four-year anniversary of the date of grant.  In addition, the Company has agreed to reimburse Mr. Oakes for up to $25,000 of expenses incurred in connection with his relocation to the Company’s headquarters in Sunrise, Florida.  The agreement also provides for reimbursement of certain out-of-pocket expenses and certain severance benefits in the event of termination prior to the expiration date.

The agreement with Mr. Leap, our former Executive Vice President of Sales and Marketing and Chief Technology Officer, dated January 9, 2012, amends his prior Employment Agreement dated January 1, 2011 to change his title and responsibilities to Executive Vice President of Channel Sales and Chief Technology Officer of the Company.  The amendment is effective for the remaining term of the Employment Agreement, January 9, 2012 through December 31, 2012.

On January 1, 2011, the Company entered into a one-year consulting agreement with its former President ending on December 31, 2011.  During the term of the agreement compensation was paid at a rate of $6,000 per month plus reimbursement of out-of-pocket expenses.  Duties under the agreement included consultation with senior executives concerning the Company’s respective businesses and operations.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 15, 2012 of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company’s executive officers and directors and (iii) all of the Company’s executive officers and directors as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Rights to Acquire Beneficial Ownership Through Exercise of Options and Warrants Within 60 Days	Total Beneficially Owned as % of Outstanding Shares (2)
Metropolitan Venture Partners II, L.P.	2,361,185	--	19.4%
Tall Oaks Group, LLC	257,611	--	2.1%
James Cannavino	2,371,787	50,000	19.5%
John J. Murabito	140,000	--	1.2%
Michael Levin	14,888	--	*
Thomas C. Lund	653,733	--	5.4%
Philip Summe	15,000	--	*
Craig W. Thomas	803,048	--	6.6%
Matthew Oakes	487,145	22,500	4.0%
Arnold Leap	331,331	--	2.7%
Sandra Wallace	20,000	--	*
All Officers and Directors as a Group (9 persons)	4,836,932	72,500	39.7%
       * = Less than 1%

Footnotes
(1)
The address of the holder is c/o Direct Insite Corp., 13450 West Sunrise Boulevard, Suite 510, Sunrise, FL  33323, except for Metropolitan Venture Partners II, L.P. which is 590 Madison Avenue, 34th Floor, New York, NY 10022 and Tall Oaks Group, LLC, which is 205 Lexington Avenue, New York, NY 10016.

(2)	Based upon 12,140,785 common shares outstanding as of March 15, 2012, plus outstanding options, warrants and stock grants exercisable within 60 days.

The following table sets forth certain information as of December 31, 2011, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	127,500	$1.31	1,808,920
Equity compensation plans not approved by security holders	--	--	723,057
Total	127,500	$1.31	2,531,977

A description of our equity compensation plans can be found under Item 10 of this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board has standing Audit, Compensation and Governance and Nominating Committees.  The Board has affirmatively determined that each Director who serves on these Committees is independent, as the term is defined by applicable SEC rules.  From May 25, 2011 to December 31, 2011, the Audit Committee consisted of John J. Murabito (Chairman), Philip Summe and Craig Thomas.  From January 1, 2010 to May 24, 2011, the Audit Committee consisted of Dr. Dennis J. Murray (Chairman), Charles Mechem and Bernard Puckett.  From May 25, 2011 to December 31, 2011, the Compensation Committee consisted of Craig W. Thomas (Chairman), Thomas C. Lund and John J. Murabito.  From January 1, 2010 to May 24, 2011, the Compensation Committee consisted of Bernard Puckett (Chairman), Charles Mechem and Dr. Dennis J. Murray.  From May 25, 2011 to December 31, 2011, the Governance and Nominating Committee consisted of Philip Summe (Chairman), Michael Levin, James A. Cannavino and John J. Murabito.  From March 24, 2011, when the Committee was established, until May 24, 2011 the Governance and Nominating Committee consisted of Charles Mechem (Chairman) and Bernard Puckett.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the aggregate fees for professional services rendered to us by Marcum LLP, our independent auditors, for the fiscal years ended December 31, 2011 and 2010:

Description	2011	2010

Audit Fees (1)	$132,110	$132,185

There were no non-audit-related fees, tax fees or other fees paid to Marcum LLP during the fiscal years ended December 31, 2011 and 2010.

Footnote
(1)
Audit Fees consist of aggregate fees billed and to be billed for professional services rendered for the audit of our annual financial statements, review of the interim financial statements included in quarterly reports, and consents issued in connection with registration statements or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	(a)	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement). (1)
	(b)	Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement). (1)
	(c)	Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement). (1)
	(d)	Certificate of Amendment (Authorizing Increase in Shares of Common Stock) (Incorporated by reference to Exhibit 3 (i) (d) to Form 10-K for the year ended 1995).
	(e)	Certificate of Amendment (Authorizing one for ten reverse-stock split as of March 30, 1998). (1)
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

	(k)	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Preferred Stock filed March 29, 2005.

3.2	By-Laws. (Incorporated by reference to Exhibit 3(d) to the Company’s Form S-1 Registration Statement). (1)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Company’s Form S-1 Registration Statement). (1)

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

10.18
Amendment letter dated January 29, 2004 to the Statement of Work between IBM Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.28 to the Company’s S-1 registration statement filed on February 19, 2009).

10.19
Worldwide Invoices On-Line (IOL) Appendix A Payments and Fees for Ongoing Support (OCS)-Invoice Processing, Archiving, and Attachment Processing and Non-Recurring Engineering (NRE) between International Business Machines Corporation and the Company dated December 1, 2008; portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.29 to the Company’s S-1 registration statement filed on February 19, 2009).

10.20
Master Services Agreement #EDS-2004-01-2005 dated May 7, 2004 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.30 to the Company’s S-1 registration statement filed on February 19, 2009).

10.21
Statement of Work #EDS-2007-05-01 dated May 8, 2007 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.31 to the Company’s S-1 registration statement filed on February 19, 2009).

10.22
Master Services Agreement EIAP (OGS) Amendment (#8) dated June 27, 2007 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.32 to the Company’s S-1 registration statement filed on February 19, 2009).

10.23
Statement of Work #EDS-2008-05-07 dated May 7, 2008 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.33 to the Company’s S-1 filed registration statement on February 19, 2009).

10.24
Master Services Agreement MIAP (OGS) Amendment (#10) dated August 21, 2008 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.34 to the Company’s S-1 registration statement filed on February 19, 2009).

10.25	Amended Employment Agreement dated as of January 1, 2011 between the Company and James A. Cannavino (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 29, 2011).

10.26	Employment Agreement dated as of January 1, 2011 between the Company and Arnold Leap (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 29, 2011).

10.27
Agreement dated as of April 28, 2011 by and among Metropolitan Venture Partners II, L.P., Metropolitan Venture Partners (Advisors), L.P., Metropolitan Venture Partners Corp., Michael Levin, Tall Oaks Group LLC, Lawrence D. Hite, Thomas C. Lund, Carol A. Lund, Craig W. Thomas, Bradley M. Tirpak, John J. Murabito, Philip Summe and S.A.V.E. Partners III, LLC, James A. Cannavino and the Company (Incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed on April 29, 2011).

10.28
Commercial Line of Credit Promissory Note, dated as of May 31, 2011, by and between the Company and JPMorgan Chase Bank, NA (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 11, 2011).

10.29	Employment Agreement Amendment 1 between the Company and Matthew E. Oakes, dated August 16, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2011).

10.30	Termination and Settlement Agreement between the Company and James A. Cannavino, dated December 31, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2011).

23	Consent of Marcum, LLP.

31.1	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Acting Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Acting Chief Financial Officer.

Footnotes
(1)	Filed with Form S-1, Registration Statement of the Company Reg. No 3-47322 and are incorporated herein by reference.
(2)	Incorporated by reference to the Company’s Annual Report on Form-10K filed April 15, 2003.
(3)	Incorporated by reference to the Company’s Annual Report on Form-10K filed April 14, 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2012.

DIRECT INSITE CORP.

By:	/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2012:

/s/ Matthew E. Oakes	Chief Executive Officer
Matthew E. Oakes	President
(Principal Executive Officer)

/s/ Sandra Wallace	Vice President of Finance
Sandra Wallace	Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ John J. Murabito	Chairman of the Board of Directors
John J. Murabito

/s/ James A. Cannavino	Director
James A. Cannavino

/s/ Michael Levin	Director
Michael Levin

/s/ Thomas C. Lund	Director
Thomas C. Lund

/s/ Philip Summe	Director
Philip Summe

/s/ Craig W. Thomas	Director
Craig W. Thomas

DIRECT INSITE CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

DIRECT INSITE CORP. AND SUBSIDIARIES

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheets	F-2–F-3
Statements of Operations	F-4
Statements of Stockholders’ Equity	F-5
Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7–F-27

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors of
Direct Insite Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Direct Insite Corp. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
Fort Lauderdale, FL
March 30, 2012

DIRECT INSITE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

DECEMBER 31, 2011 AND 2010

	2011	2010
Assets

Current Assets
Cash and cash equivalents	$687	$1,707
Accounts receivable, net of allowance for doubtful accounts of $ -- and $ -- in 2011 and 2010	1,568	1,325
Prepaid expenses and other current assets	233	159
Deferred tax assets - current	261	750

Total Current Assets	2,749	3,941

Property and Equipment, Net	765	421

Deferred Tax Asset	766	2,117

Other Assets	248	226

Total Assets	$4,528	$6,705

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

DECEMBER 31, 2011 AND 2010

	2011	2010
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$1,384	$1,425
Current portion of capital lease obligations	135	--
Current portion of notes payable	62	157
Deferred rent payable	30	--
Deferred revenue	--	69

Total Current Liabilities	1,611	1,651

Other Liabilities
Capital lease obligation, net of current portion	248	--
Notes payable, net of current portion	33	104

Total Liabilities	1,892	1,755

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 2,000,000shares authorized; none issued or outstanding	--	--
Common stock; $.0001 par value; 50,000,000 shares authorized;12,156,760 and 11,717,310 shares issued in 2011 and 2010, respectively; and 12,116,833 and 11,677,383shares outstanding in 2011 and 2010, respectively	1	1
Additional paid-in capital	115,333	114,990
Accumulated deficit	(112,370)	(109,713)
Common stock in treasury, at cost; 24,371 shares in 2011 and 2010	(328)	(328)

Total Stockholders' Equity	2,636	4,950

Total Liabilities and Stockholders' Equity	$4,528	$6,705

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Revenues	$8,565	$9,052

Costs and Expenses
Operations, research and development	3,757	3,351
Sales and marketing	2,184	1,694
General and administrative	2,395	2,880
Severance pay to former CEO	620	--
Amortization and depreciation	305	274

Total Operating Costs and Expenses	9,261	8,199

Operating (Loss) Income	(696)	853

Other (Income) Expense
Change in fair value of warrant liability	--	(221)
Reimbursed proxy costs	181	--
Interest expense, net	13	25
Other (income) expense, net	(118)	(25)

Total Other (Income) Expense, Net	76	(221)

(Loss) Income Before Provision for Income Taxes	(772)	1,074

Provision for Income Taxes	1,885	41

Net (Loss) Income	(2,657)	1,033

Preferred Stock Dividends	--	(42)

Net (Loss) Income Attributable to Common Stockholders	$(2,657)	$991

Basic (Loss) Income Per Share Attributable to Common Stockholders	$(0.22)	$0.09

Diluted (Loss) Income Per Share Attributable to Common Stockholders	$(0.22)	$0.08

Basic Weighted Average Common Stock Outstanding	11,813	11,482

Diluted Weighted Average Common Stock Outstanding	11,813	11,663

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 (in thousands)

	Series C Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance - January 1, 2010	1	$--	11,176	$1	$114,559	$(110,704)	$(328)	$3,528

Common stock issued on cashless exercise of options and warrants	--	--	151	--	--	--	--	--
Employee stock-based compensation expense	--	--	270	--	489	--	--	489
Common stock issued for directors' fees	--	--	87	--	50	--	--	50
Repurchase of shares	--	--	(7)	--	(8)	--	--	(8)
Redemption of preferred stock	(1)	--	--	--	(100)	--	--	(100)
Dividends declared, preferred stock	--	--	--	--	--	(42)	--	(42)
Net income	--	--	--	--	--	1,033	--	1,033

Balance - December 31, 2010	--	$--	11,677	$1	$114,990	$(109,713)	$(328)	4,950

Common stock issued on exercise of options	--	--	350	--	217	--	--	217
Employee stock-based compensation expense	--	--	--	--	55	--	--	55
Common stock issued for directors' fees	--	--	90	--	71	--	--	71
Net loss	--	--	--	--	--	(2,657)	--	(2,657)

Balance - December 31, 2011	--	$--	12,117	$1	$115,333	$(112,370)	$(328)	$2,636

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash Flows From Operating Activities
Net (loss) income	$(2,657)	$1,033

Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Amortization and depreciation	305	274
Change in fair value of warrant liability	--	(221)
Deferred taxes	1,840	--
Stock-based compensation expense	126	539
Deferred rent expense	30	--
Changes in operating assets and liabilities:
Accounts receivable	(243)	(29)
Prepaid expenses and other current assets	(97)	(86)
Accounts payable and accrued expenses	(41)	(19)
Deferred revenue	(69)	(6)

Total Adjustments	1,851	452

Net Cash (Used in) Provided by Operating Activities	(806)	1,485

Cash Flows Used in Investing Activities
Expenditures for property and equipment	(234)	(144)

Cash Flows From Financing Activities
Redemption of redeemable preferred stock	--	(1,100)
Proceeds from exercise of stock options	217	--
Purchase of common stock	--	(8)
Payment of dividends on preferred stock	--	(68)
Repayment of long-term debt	(166)	(210)
Repayment of capital lease obligations	(31)	(6)

Net Cash Provided by (Used in) Financing Activities	20	(1,392)

Net Decrease in Cash and Cash Equivalents	(1,020)	(51)

Cash and Cash Equivalents - Beginning	1,707	1,758

Cash and Cash Equivalents - Ending	$687	$1,707

The accompanying notes are an integral part of these consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 1 – Nature of Business

Direct Insite Corp. and Subsidiaries (the “Company”), primarily operate as a Software as a Service provider (“SaaS”), that markets an integrated transaction based “fee for service” offering called Invoices On-Line (“IOL”), an electronic invoice presentment and payment (“EIP&P”) service that processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis.  Throughout the year, the Company operated redundant data centers in Miami, Florida, Commack, New York and Santa Clara, California.

As described in Note 12, the Company has three major customers that accounted for 92.0% and 94.2% of the Company’s revenue for the years ended December 31, 2011 and 2010, respectively.  Loss of any of these customers would have a material effect on the Company.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Direct Insite Corp. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records revenue in accordance with Accounting Standards Codification (“ASC”) 605 Revenue Recognition (“ASC 605”) and SEC Staff Accounting Bulletin Topic 13 Revenue Recognition in Financial Statements.  Revenue is recognized when it is both earned and realizable, that is, when the following criteria are met:

•	Persuasive evidence of arrangements exist;
•	Delivery has occurred or services have been rendered;
•	The seller’s price is fixed and determinable; and
•	Collectability is reasonably assured.

The following are the specific revenue recognition policies for each major category of revenue.

SaaS Services

The Company provides transactional data processing services through its SaaS software solutions to its customers.  The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Customer Engineering Services

The company provides software development services to its customers, which may require additional development, modification, and customization services to the Company’s existing software platform.  Software development is billed based on hourly rates or upon acceptance by the customer on a completed contract basis.  The company does not sell software licenses, upgrades or enhancements, or post-contract customer services.

Cost of Revenue

Cost of revenue in the consolidated statements of operations is presented along with operations, research and development costs and exclusive of amortization and depreciation which is shown separately.  Custom Engineering Service costs related to uncompleted milestones are deferred and included in other current assets, when applicable.  For the years ended December 31, 2011 and 2010, research and development expenses were approximately $2,052,000, and $1,753,000, respectively.

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

Impairment of Long-Lived Assets

ASC 360, Plant, Property, and Equipment (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  The Company accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets.  It is the Company’s policy to review the value assigned to its long lived assets, to determine if they have been permanently impaired by adverse conditions whenever events or circumstances indicate the related carrying amount may not be recoverable.  If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets (continued)

In order to test for recoverability, the Company would compare the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2011 and 2010, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  This method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates.  Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  The Company currently has significant deferred tax assets.  During the years ended December 31, 2011 and 2010, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that approximately $1,027,000 and $2,867,000, respectively, of tax benefits related to net operating loss carry-forwards will be utilized in future tax years.  As a result, the Company’s effective tax rate for the years ended December 31, 2011 and 2010 differs from the current statutory rates.  In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.  The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid-in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Earnings Per Share

The Company displays earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”).  ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic earnings per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The computation of basic and diluted earnings per share is as follows:

For the Year Ended December 31, 2011 (in thousands except per share amounts)
	Net Loss	Shares	Per Share
	Numerator	Denominator	Amount
Basic Earnings Per Share
Net loss attributable to common stockholders	$(2,657)	11,813	$(0.22)
Effect of Dilutive Securities
Options	--	--
Restricted stock	--	--
Diluted Earnings Per Share	$(2,657)	11,813	$(0.22)

For the Year Ended December 31, 2010 (in thousands except per share amounts)
	Net Income	Shares	Per Share
	Numerator	Denominator	Amount
Basic Earnings Per Share
Net income attributable to common stockholders	$991	11,482	$0.09
Effect of Dilutive Securities
Options	--	178
Restricted stock	--	3
Diluted Earnings Per Share	$991	11,663	$0.08

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (shares are in thousands):

	December 31,
Potential Common Shares	2011	2010
Options to purchase common stock	128	75
Unvested stock grants	35	26

Total Potential Common Shares	163	101

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  Management performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information.  Collections and payments from customers are continuously monitored.  While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.  At December 31, 2011 and 2010, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2011 and 2010.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 12.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The most significant estimates are used in the accounting related to stock based compensation and valuation allowance on deferred tax assets.  Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company has not

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method.  The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid-in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.  Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.  As a result, for the year ended December 31, 2011 the Company recorded $126,000 in stock based compensation expense for the fair value of stock-based compensation of which $55,000 related to stock options granted to employees and $71,000 related to restricted stock grants.  For the year ended December 31, 2010 the Company recorded $539,000 in stock based compensation expense for the fair value of stock-based compensation all of which related to restricted stock grants.  At December 31, 2011, there was approximately $33,000 of total unrecognized stock based compensation costs, which is expected to be recognized over a weighted average period of one year.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 3 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2011	2010	Useful Lives
	(in thousands)
Computer equipment and purchased software	$4,838	$4,197	3 years
Furniture and fixtures and leasehold improvements	84	77	5 - 7 years
	4,922	4,274
Less: accumulated depreciation and amortization	(4,157)	(3,853)
Property and Equipment, Net	$765	$421

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2011 and 2010 was $305,000 and $274,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2011	2010
	(in thousands)
Trade accounts payable	$229	$182
Sales taxes payable	539	539
Accrued board fees	427	339
Other accrued expenses	189	365

Total Accounts Payable and Accrued Expenses	$1,384	$1,425

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 5 – Debt

Line of Credit

The Company entered into a loan agreement with JPMorgan Chase Bank, NA on May 31, 2011.  The agreement provides a revolving line of credit up to $1,000,000 with availability based on 80% of eligible assets (as defined) at a rate of Libor plus 2%.  The line of credit is collateralized by the Company’s accounts receivable, is for the term of 12 months, and provides for financial covenants.  At December 31, 2011, the Company has not drawn any funds from the line of credit.

Notes Payable

At December 31, 2011 and 2010, notes payable consist of $95,000 and $261,000, respectively, of borrowings for the purchase of equipment.  These notes bear interest at rates ranging from 8.0% to 9.5% per year and mature through August 2013.  The notes are collateralized by the equipment purchased with net book values of $95,000 and $237,000, at December 31, 2011 and 2010, respectively.

As of December 31, 2011 future principal payments under these notes are:

For the Year Ending	Amount
December 31,	(in thousands)
2012	$62
2013	33
Total payments	95
Current portion	62
Long-Term Portion	$33

Capital Lease Obligations

The Company has equipment under two capital lease obligations expiring at various times through November 2014.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 5 – Debt (continued)

Capital Lease Obligations (continued)

At December 31, 2011, future minimum payments under these capital leases are:

For the Year Ending	Amount
December 31,	(in thousands)
2012	$134
2013	145
2014	121
Total minimum lease payments	400
Less: amounts representing interest	(17)
Net minimum lease payments	383
Current portion	135
Long-term portion	$248

The interest rate pertaining to these capital leases are 3.0% and 3.3%. The gross book value and the net book of the related assets is approximately $414,000 and $380,000 at December 31, 2011.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company has 2,000,000 authorized preferred shares of which none were issued and outstanding at December 31, 2011 and 2010, respectively.

Series C Redeemable Preferred Stock

The Company had issued 2,000 shares of its non-voting Series C Redeemable Preferred Stock (“Series C”).  The holders of Preferred Stock - C were entitled to dividends at the rate of 9-½% per annum, payable quarterly in arrears beginning October 1, 2005.  The Company had the option to redeem issued shares of Series C, in whole or in part, at any time, with the redemption price equal to the purchase price plus accrued and unpaid dividends.  For each share of Series C purchased, each investor received a warrant to purchase the number of shares of the Company's common stock equal to the exchange ratio of $1,000 price per share (“Price Per Share”) divided by 123% of the closing price per share of the Company's common stock on the trading day immediately prior to the date of issuance of the warrant.  Certain officers, directors and affiliates held 1,470 shares of the Series C.  As of December 31, 2011 and 2010 no warrants issued in connection with the Series C were outstanding.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 6 – Stockholders’ Equity (continued)

Series C Redeemable Preferred Stock (continued)

During the year ended December 31, 2010, the Company paid dividends of $62,000 to holders of the Series C and redeemed the remaining 1,000 shares of the series C for $1,000,000.  At December 31, 2011 and 2010, no shares of the Series C remained outstanding.

Series D Redeemable Preferred Stock

The Board of Directors authorized the issuance of up to 1,500 shares of Series D Redeemable Preferred Stock (“Series D Preferred”) at $1,000 per share.  The holders of Series D Preferred were entitled to dividends, on a cumulative basis, at the rate of 9-1/2% per year, compounded and payable quarterly beginning on April 1, 2006.  The holders of Series D Preferred had preference in the payment of dividends and, in the event of liquidation, to all classes of capital stock of the Company except for the Series A, B and C Preferred Stock.  The Company sold 100 shares of Series D Preferred and received proceeds of $100,000.  The buyer was issued warrants to purchase 90,909 common shares at an exercise price of $2.03 per share in conjunction with the sale.  These warrants expired unexercised.  During the year ended December 31, 2010 the Company paid $6,000, of dividends to the holder of the Series D Preferred Stock.  During the year end December 31, 2010, the Company redeemed all of the 100 shares of Series D preferred Stock for $100,000.  At December 31, 2011 and 2010, no shares of Series D remained outstanding.

Common Stock, Options and Stock Grants

Year Ended December 31, 2011
During the year ended December 31, 2011, 73,000 restricted common shares with a fair value of approximately $60,000 based on the closing share price on the date of the grant vested and was recorded as stock-based compensation.  During the year ended December 31, 2011, the Company issued 17,000 common shares with a fair value of approximately $11,000 to a director in lieu of cash for director fees.  The Company also issued 350,000 shares to the former Chief Executive Officer on exercise of 350,000 options for $217,000.

Year Ended December 31, 2010
During the year ended December 31, 2010, the Company issued 270,000 restricted common shares with a fair value of $567,600 based on the closing share price on the date of the grant to certain officers under employment agreements.  The Company recorded stock based compensation of approximately $489,000 in 2010 related to these common shares.  The Company also issued 151,283 shares on exercise of 345,000 options on a cashless basis.  In addition, the Company considers 87,369 common shares held in deferred compensation accounts for directors issued and outstanding.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 6 – Stockholders’ Equity (continued)

Common Stock, Options and Stock Grants (continued)

Common Stock Purchase
In September 2009, the Board of Directors adopted a plan to purchase a certain number of shares from options holders on the exercise of options to encourage the option holders to exercise their options and to provide the option holder with a method to have cash for the tax on the exercise.  The plan provides that the price to be paid for any shares purchased shall be the closing price of the common stock on the date of exercise.  Further the Company will only provide up to $300,000 for all such purchases for all option exercises in the aggregate in any twelve month period.  During the year ended December 31, 2011, the Company purchased no shares under the plan.  During the year ended December 31, 2010, the Company purchased 7,500 shares for a total of $8,000 from one of the Company’s officers.

Stock Option Plans

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s Stock Option Plans.  Options generally vest over 3 years and expire five years from the date of the grant.  At December 31, 2011, 2,659,477 shares were authorized for issuance under the stock option plans.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.  The Company issues new shares to satisfy stock option exercises.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 6 – Stockholders’ Equity (continued)

Stock Option Plans (continued)

The following is a summary of stock option activity for 2011 and 2010, relating to all of the Company’s common stock plans (shares are in thousands):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at January 1, 2010	770	$0.68	2.0	$250
Exercised	(345)	$0.56		$41

Outstanding at December 31, 2010	425	$0.78	2.0	$60

Granted	78	$1.19
Exercised	(350)	$0.62		$28
Forfeited	(25)	$1.50

Outstanding at December 31, 2011	128	$1.31	3.2	$--

Exercisable at December 31, 2011	128	$1.31	3.2	$--

During the year ended December 31, 2011, the Company granted approximately 78,000 stock options with a weighted average grant date fair value of $0.72 per share.  There were no stock options granted during the year ended December 31, 2010.  The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the year ended December 31, 2011:

Expected term	2.56 years
Expected volatility	105%
Expected dividend yield	--
Risk-free interest rate	0.54%

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 6 – Stockholders’ Equity (continued)

Stock Option Plans (continued)

The following table summarizes stock option information as of December 31, 2011:

Outstanding Options
		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Life	(in thousands)
$1.50	50	1.2 years	50
$1.20	55	4.5 years	55
$1.15	23	4.6 years	23

Total	128	3.2 years	128

A total of approximately 2,660,000 shares of the Company’s common stock are reserved for options, warrants and contingencies at December 31, 2011.  The total fair value of options vested during the years ended December 31, 2011 and 2010 was $55,000 and $0, respectively.  At December 31, 2011, there were no unrecognized compensation costs related to stock options outstanding.

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of December 31, 2011 and 2010 and changes during the year ended December 31, 2011 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2010	26	$0.95
Granted	111	$0.78
Vested	(73)	$0.83
Forfeited	(29)	$0.62
Non-Vested at December 31, 2011	35	$0.93

The future expected expense for non-vested shares is $33,000 and will be recognized on a straight-line basis over the period January 1, 2012 through December 31, 2012.

Warrants

There were no warrants outstanding at December 31, 2011 and 2010, respectively.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of December 31, 2011 and 2010.

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2008 through 2011, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the years ended December 31, 2011 and 2010.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The following table summarizes components of the provision for current and deferred income taxes for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)
Current
Federal	$30	$30
State and other	15	11

Total Current	45	41

Deferred
Federal	1,564	--
State and other	276	--

Total Deferred	1,840	--

Provision for Income Taxes	$1,885	$41

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 7 – Income Taxes (continued)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2011 and 2010:

	December 31,
	2011		2010

U.S. Federal Statutory Tax Rate	34%		34%
Permanent items	(3	) %	11%
State taxes	2%		8%
Change in effective tax rate	(29	) %	--%
Other	3%		--%
Decrease in valuation allowance	(251	) %	(49	) %

Totals	(244	) %	4%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities for the years ended December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred Tax Assets
Net operating loss carryforwards	$13,521	$18,194
Tax credit carryforwards	394	429
Fixed and intangible assets	22	45
Deferred revenue	--	28
Value of stock options and stock compensation	236	220
Unrealized loss on securities	--	544
Capital loss carryforward	517	--
Accruals	164	165
	14,854	19,625
Valuation Allowance	(13,827)	(16,758)

Deferred Tax Assets, Net	$1,027	$2,867

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 7 – Income Taxes (continued)

The change in the valuation allowance for deferred tax assets for the years ended December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010

Beginning Balance	$16,758	$20,277
Change in Allowance	(2,931)	(3,519)

Ending Balance	$13,827	$16,758

At December 31, 2011, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $36 million and $30 million, respectively, which may be available to reduce taxable income, if any.  Approximately $18 million and $8 million of Federal NOLs expired in 2011 and 2010, and approximately $9 million of Federal NOLs will expire in 2012 with the remaining $27 million expiring in 2019 through 2031.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2011, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control as such applies to Section 382.  However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs.  The NOL carryforward as of December 31, 2011 included approximately $1,194,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

Note 8 – Related Party and Other Transactions

During the year ended December 31, 2011, the Company paid approximately $620,000 for severance payable to the former chief executive officer, in accordance with his contract.  In addition, the Board of Directors authorized the Company to reimburse Metropolitan Venture Partners Corp., whose Managing Director is also a stockholder and director of the Company, and S.A.V.E. Partners III, LLC, whose Managing Member is also a stockholder and director of the Company, approximately $181,000 for the costs they incurred related to annual meeting proxy solicitations.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 8 – Related Party and Other Transactions (continued)

During the year ended December 31, 2006, the Company terminated and settled the consulting agreement with Mountain Meadow Farm and its associates, including SJ Associates (collectively “Mountain Meadow”).  As part of the settlement, the Company agreed to issue Mountain Meadow 90,638 restricted common shares valued at $34,000 and to pay for the costs of medical, life and certain other insurance through December 31, 2013 with the cost for such insurance not to exceed $200,000 in the aggregate or $50,000 in any 12 month period.  At December 31, 2011, the Company has recorded a liability of $9,000 representing the estimated present value of this obligation.  Mountain Meadow and its principal employee are shareholders of the Company.

Note 9 – Commitments and Contingencies

Operating Leases

Operating leases are primarily for office space, data centers, equipment and automobiles.  At December 31, 2011, the future minimum lease payments under operating leases are summarized as follows:

Year Ending
December 31	Amount
2012	$355,000
2013	282,000
2014	273,000

Total	$910,000

Rent expense approximated $572,000 and $454,000 for the years ended December 31, 2011 and 2010, respectively.

Employment Agreements

President and Chief Executive Officer

On May 25, 2011, the Board appointed the then President and Chief Operating Officer as President and Chief Executive Officer of the Company.  On August 16, 2011, the Board ratified and approved the Employment Agreement.  The Agreement provides for an increased salary and the granting of 22,500 options to purchase an aggregate of 22,500 shares of the Company at an exercise price of $1.15.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 9 – Commitments and Contingencies (continued)

Employment Agreements (continued)

Subsequent to December 31, 2011, the Company amended the Agreement with the President and Chief Executive Officer.  The amended Employment Agreement is for a two-year term effective January 1, 2012 through December 31, 2013.  The amended Agreement provides for a base salary of $22,917 per month, annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and Earnings Before Interest and Taxes (“EBIT”) targets and discretionary bonuses.  The Agreement further provides for options to purchase an aggregate of 360,000 shares of common stock of the Company at an exercise price of $1.15 per share, 90,000 of such options to vest on the twelve-month anniversary date of grant and the remaining options to vest in equal monthly installments beginning on the thirteen-month anniversary of the date of grant and concluding on the four-year anniversary of the date of grant.  In addition, the Company has agreed to reimburse the Chief Executive Officer and President for up to $25,000 of expenses incurred in connection with his relocation to the Company’s headquarters in Sunrise, Florida.  The Agreement also provides for reimbursement of certain out-of-pocket expenses and certain severance benefits in the event of termination prior to the expiration date.

Vice President of Sales and Marketing and Chief Technology Officer

On December 14, 2010, the Board ratified and approved an Employment Agreement with the Executive Vice President of Sales and Marketing and Chief Technology Officer for a two-year term effective January 1, 2011 through December 31, 2012.  The agreement provides for a salary of $6,667 per month for the position of Chief Technology Officer, and a salary of $10,000 per month for the position of Executive Vice President of Sales and Marketing.  The Agreement additionally provides for an annual incentive bonus with a target equal to 20% of the apportioned base salary for the Chief Technology Officer position subject to achieving certain revenue growth and operating cash flow goals as well as performance objectives.  The agreement further provides for: payment of certain sales commissions; use of an automobile and related expenses; reimbursement of out-of-pocket expenses; and certain severance benefits in the event of termination prior to the expiration date.

Subsequent to December 31, 2011, the Company amended the Agreement with the Executive Vice President of Sales and Marketing and Chief Technology Officer dated January 9, 2012.  The agreement provides for a change in title and responsibilities to Executive Vice President of Channel Sales and Chief Technology Officer of the Company.

Future commitments under employment agreements total $475,000 and $275,000 for the years ending December 31, 2012 and 2013 respectively.

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 10 - Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information for the years ended December 31, 2011 and 2010 is summarized as follows:

	December 31,
	2011	2010
	(in thousands)

Interest paid	$15	$29
Income taxes paid	$45	$30

Non-cash investing and financing activities for the years ended December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010
	(in thousands)

Equipment notes incurred	$--	$151
Equipment acquired under capital leases	$414	$--

Note 11 – Products and Services

The Company and its subsidiaries currently operate in one business segment and have, during the years 2011 and 2010, two separate products: SaaS Services and Custom Engineering Services.  Refer to Note 1 for a detailed description of these products and services.  Revenues from these products for the years ended December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(in thousands)

SaaS fees	$7,656	$8,158
Custom engineering fees	909	894

Total Revenue	$8,565	$9,052

DIRECT INSITE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 12 – Major Customers

For the year ended December 31, 2011, HP Enterprise Services (“HP”) accounted for 48.3% of Company revenue compared to 51.0% for the year ended December 31, 2010.  HP utilizes the Company’s products as tools to service their customers.  The Company’s revenue from HP is derived from three separate and distinct agreements with HP for each of HP’s customers A, B, and C.  For the year ended December 31, 2011, revenue from the contracts with HP for customers A, B, and C accounted for 17.8%, 15.6% and 14.9% of total revenue, respectively, compared to 23.2%, 15.3% and 12.5% of total revenue for the year ended December 31, 2010, respectively.

For the year ended December 31, 2011, IBM accounted for 33.0% of Company revenue compared to 32.8% for the year ended December 31, 2010.

For the year ended December 31, 2011, Siemens Shared Services LLC (“Siemens”) accounted for 10.7% of Company revenue compared to 10.4% for the year ended December 31, 2010.

Accounts receivable from HP, IBM and Siemens totaled $1,425,000 and $1,243,000 at December 31, 2011 and 2010, respectively.

Note 13 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than as discussed in Note 9.