Form 10-Q
period 2012-03-31
DIRECT INSITE CORP
filed 2012-05-15
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of $.0001 par value common stock outstanding as of May 15, 2012 was: 12,426,240.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
MARCH 31, 2012 AND DECEMBER 31, 2011

	2012	2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$781	$687
Accounts receivable	1,382	1,568
Prepaid expenses and other current assets	189	233
Deferred tax assets - current	261	261

Total Current Assets	2,613	2,749

Property and Equipment, Net	789	765

Deferred Tax Asset	766	766

Other Assets	279	248

Total Assets	$4,447	$4,528

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,281	$1,384
Current portion of capital lease obligations	113	135
Current portion of notes payable	59	62
Deferred rent payable	24	30
Total Current Liabilities	1,477	1,611

Other Liabilities
Capital lease obligation, net of current portion	283	248
Notes payable, net of current portion	20	33

Total Liabilities	1,780	1,892

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 2,000,000shares authorized; none issued or outstanding	--	--
Common stock; $.0001 par value; 50,000,000 shares authorized; 12,180,712 and 12,156,760 shares issued and 12,140,785 and 12,116,833 shares outstanding in 2012 and 2011	1	1
Additional paid-in capital	115,370	115,333
Accumulated deficit	(112,376)	(112,370)
Common stock in treasury, at cost; 24,371 shares in 2012 and 2011	(328)	(328)
Total Stockholders' Equity	2,667	2,636
Total Liabilities and Stockholders' Equity	$4,447	$4,528

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDTIED
(in thousands)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011

Revenues
Recurring revenues	$1,813	$1,783
Professional services fees and other	302	345

Total Revenues	2,115	2,128

Costs and Expenses
Operations, research and development	992	848
Sales and marketing	581	468
General and administrative	459	647
Amortization and depreciation	81	77

Total Operating Costs and Expenses	2,113	2,040

Operating Income	2	88

Other Expense
Other expense, net	8	4

Total Other Expense, Net	8	4

(Loss) Income Before Provision for Income Taxes	(6)	84

Provision for Income Taxes	--	--

Net (Loss) Income	$(6)	$84

Basic (Loss) Income Per Share	$--	$0.01

Diluted (Loss) Income Per Share	$--	$0.01

Basic Weighted Average Common Stock Outstanding	12,093	11,693

Diluted Weighted Average Common Stock Outstanding	12,093	11,784

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
Cash Flows From Operating Activities
Net (loss) income	$(6)	$84
Adjustments to reconcile net (loss) income to net cash provided by (used in) operations:
Amortization and depreciation	81	77
Stock-based compensation expense	37	14
Deferred rent expense	(6)	--
Changes in operating assets and liabilities:
Accounts receivable	186	(328)
Prepaid expenses and other current assets	13	14
Accounts payable and accrued expenses	(103)	(152)
Deferred revenue	--	(24)

Total Adjustments	208	(399)

Net Cash Provided by (Used in) Operating Activities	202	(315)

Cash Flows Used in Investing Activities
Expenditures for property and equipment	(55)	--

Cash Flows From Financing Activities
Repayment of long-term debt	(16)	(54)
Repayment of capital lease obligations	(37)	--

Net Cash Used in Financing Activities	(53)	(54)

Net Increase (Decrease) in Cash and Cash Equivalents	94	(369)

Cash and Cash Equivalents - Beginning	687	1,707

Cash and Cash Equivalents - Ending	$781	$1,338

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$2	$7
Cash paid for income taxes	$7	$45

Schedule of Non-Cash Investing and Financing Activities:

Equipment acquired by capital lease	$50	$42

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Nature of Business

Direct Insite Corp. and Subsidiaries (“Direct Insite” or the “Company”), primarily operate as a Software as a Service provider (“SaaS”), that markets an integrated transaction based “fee for service” offering called Invoices On-Line (“IOL”), an electronic invoice presentment and payment (“EIP&P”) service that processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis.  Throughout the year, the Company operated redundant data centers in Miami, Florida, Commack, New York and Santa Clara, California.

As described in Note 9, the Company has three major customers that accounted for 88.1% and 91.5% of the Company’s revenue for the three months ended March 31, 2012 and 2011, respectively.  Loss of any of these customers would have a material effect on the Company.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Information and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of March 31, 2012, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011, have not been audited. These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2011 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Form-10K filed with the Securities and Exchange Commission on  March 30, 2012.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The most significant estimates are used in the accounting

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Use of Estimates (continued)

related to stock based compensation and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates.

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

Recurring

The Company provides transactional data processing services through its SaaS software solutions to its customers.  The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes.

Professional Services

The Company provides nonrecurring engineering services to its customers, which may include additional development, modification, and customization services to the Company’s existing software platform.  Such services are billed based on hourly rates or upon acceptance by the customer on a completed contract basis.  The Company does not sell software licenses, upgrades or enhancements, or post-contract customer services.

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

Impairment of Long-Lived Assets

ASC 360, Plant, Property, and Equipment (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  The Company accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets.  It is the Company’s policy to review the value assigned to its long lived assets, to

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets (continued)

determine if they have been permanently impaired by adverse conditions whenever events or circumstances (triggering events) indicate the related carrying amount may not be recoverable.  If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.

In order to test for recoverability, the Company would compare the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  There were no triggering events identified, and accordingly, no impairment charges were recognized during the three months ended March 31, 2012 and 2011.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  This method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates.  Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  The Company currently has significant deferred tax assets.  The Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that as of March 31, 2012 approximately $1,027,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years.  As a result, the Company’s effective tax rate for the three months ended March 31, 2012 and 2011 differs from the current statutory rates.  The Company provides a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.  The future realization of a portion of its reserved deferred tax assets related to excess tax benefits associated with the exercise of stock options that, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid-in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.

Earnings Per Share

The Company displays earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”).  ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2012, potentially dilutive securities consisting of options to acquire 607,500 shares of common stock and 132,456 shares of unvested restricted stock are not included in the calculation of diluted loss per share because their impact was anti-dilutive.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

The computation of diluted weighted average common shares outstanding used in the calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Weighted Average Common shares outstanding	12,093	11,693
Options to purchase common stock	-	88
Restricted stock grants	-	3
Total diluted shares	12,093	11,784

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  Management performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and each customer's current credit worthiness, as determined by the review of their current credit information.  Collections and payments from customers are continuously monitored.  While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.  As of March 31, 2012 and December 31, 2011, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of insured amounts at March 31, 2012.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 9.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black-

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method.  The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these excess tax benefits associated with the exercise of stock options will result in a credit to additional paid-in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.  Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.  For the three months ended March 31, 2012 and 2011 the Company recorded approximately $18,000 and $14,000, respectively, in stock based compensation expense for the fair value of stock-based compensation.  As of March 31, 2012, there was approximately $374,000 of total unrecognized stock based compensation costs, which is expected to be recognized over a weighted average period of 3.2 years.

Fair Value of Financial Instruments

The carrying value of the Company’s accounts receivable and accounts payable approximates their fair value due to the short-term maturity of such instruments.  The carrying value of notes payable and capital lease obligations approximate their fair value because the terms of these instruments approximate prevailing market rates.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 – Property and Equipment

Property and equipment consist of the following as of March 31, 2012 and December 31, 2011 (in thousands):

			Estimated
	2012	2011	Useful Lives
Computer equipment and purchased software	$4,943	$4,838	3 years
Furniture and fixtures and leasehold improvements	84	84	5 - 7 years
	5,027	4,922
Less: accumulated depreciation and amortization	(4,238)	(4,157)
Property and Equipment, Net	$789	$765

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2012 and 2011 was approximately $81,000 and $77,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2012 and December 31, 2011 as follows (in thousands):

	2012	2011
Trade accounts payable	$180	$229
Sales taxes payable	539	539
Accrued board fees	455	427
Other accrued expenses	107	189
Total Accounts Payable and Accrued Expenses	$1,281	$1,384

Note 5 – Debt

Line of Credit

The Company entered into a loan agreement with JPMorgan Chase Bank, NA (“Chase”) on May 31, 2011.  The agreement provided a revolving line of credit up to $1,000,000 with availability based on 80% of eligible assets (as defined).  The line of credit provided that interest would accrue at an annual rate of LIBOR plus 2%, was collateralized by the Company’s accounts receivable, had a term of 12 months, and provided for financial covenants.  During the time the loan agreement was in effect, and as of March 31, 2012, the Company had not drawn any funds from the line of credit.

On May 11, 2012, the Company was notified by Chase that it was not in compliance with one of the financial covenants of the loan agreement, and although no funds had been drawn, the line of credit had been cancelled.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 – Debt (continued)

Notes Payable

As of March 31, 2012 and December 31, 2011, notes payable consist of approximately $79,000 and $95,000, respectively, of borrowings for the purchase of equipment.  These notes bear interest at rates ranging from 8.0% to 9.5% per year and mature through August 2013.  The notes are collateralized by the equipment purchased with net book values of approximately $79,000 and $95,000, as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012 future principal payments under these notes are (in thousands):

For the Twelve Months Ending
March 31,	Amount
2013	$59
2014	20
Total payments	79
Current portion	59
Long-Term Portion	$20

Capital Lease Obligations

The Company has equipment under three capital lease obligations expiring at various times through November 2014.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

As of March 31, 2012, future minimum payments under these capital leases are (in thousands):

For the Twelve Months Ending
March 31,	Amount
2013	$163
2014	162
2015	96
Total minimum lease payments	421
Less: amounts representing interest	(25)
Net minimum lease payments	396
Current portion	113
Long-term portion	$283

The implied interest rates related to these capital leases are 3.0%, 3.3% and 8.0%. The gross book value and the net book of the related assets are approximately $464,000 and $392,000, respectively, as of March 31, 2012.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock of which none were issued and outstanding as of March 31, 2012 and December 31, 2011.

Common Stock, Options and Stock Grants

Three Months Ended March 31, 2012

During the three months ended March 31, 2012, 23,952 restricted common shares with an aggregate grant date fair value of approximately $18,000 vested.  During the three months ended March 31, 2012, the Company granted, to two officers of the Company, options to acquire an aggregate of 480,000 shares of common stock for an exercise price of $1.15 per share, exercisable over a term of five years from the date of grant.  The options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The Company estimated the grant date fair value of the stock options using the Black Scholes option model and the following assumptions: volatility of 175%, risk free rate of 0.36%, dividend rate of zero, and expected term of 3.75 years.  The grant date fair value of the stock options was determined to be approximately $298,000, of which approximately $19,000 was recognized as stock compensation expense for the three months ended March 31, 2012.

On April 5, 2012, the Company issued 261,503 shares pursuant to the Direct Insite Corp. Directors’ Deferred Compensation Plan dated January 1, 2008 to two former Directors for past services.

Three Months Ended March 31, 2011

During the three months ended March 31, 2011, 16,685 restricted common shares with a grant date fair value of approximately $14,000 vested.

Common Stock Purchase Plan

In September 2009, the Company’s Board of Directors adopted a plan to purchase a certain number of shares from option holders on the exercise of options to encourage the option holders to exercise their options and to provide the option holder with a method to have cash for the tax on the exercise.  The plan provides that the price to be paid for any shares purchased shall be the closing price of the common stock on the date of exercise.  Further the Company will only provide up to $300,000 for all such purchases for all option exercises in the aggregate in any twelve month period.  During the three months ended March 31, 2012 and 2011, the Company purchased no shares under the plan.

Stock Option Plans

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s Stock Option Plans.  Options generally vest over three to four years and expire five years from the date of the grant.  As of March 31, 2012, 693,785 shares were available for issuance under the stock option plans.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.  The Company issues new shares to satisfy stock option exercises.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Stockholders’ Equity (continued)

Stock Option Plans (continued)

The following is a summary of stock option activity for three months ended March 31, 2012, relating to all of the Company’s common stock plans:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at January 1, 2012	128	$1.31	3.0	$--
Granted	480	$1.15	4.8	$--
Outstanding at March 31, 2012	608	$1.18	4.4	$--
Exercisable at March 31, 2012	128	$1.31	3.0	$--

The following table summarizes stock option information as of March 31, 2012:

Outstanding Options
		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Life	(in thousands)
$1.50	50	1.0 years	50
$1.20	55	4.2 years	55
$1.15	503	4.6 years	23
Total	608	4.4 years	128

As of March 31, 2012, there was approximately $279,000 of unrecognized compensation costs related to stock options outstanding.

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of March 31, 2012 and changes during the three months ended March 31, 2012 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at December 31, 2011	35	$0.93
Granted	121	$0.66
Vested	(24)	$0.76
Non-Vested at March 31, 2012	132	$0.71

The future expected expense for non-vested shares is approximately $95,000 and will be recognized as expense through December 31, 2013.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of March 31, 2012 and December 31, 2011.

The Company has identified its federal tax return and its state tax returns in New York and Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2008 through 2011, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three months ended March 31, 2012 and 2011.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

As of March 31, 2012, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $36 million and $30 million, which may be available to reduce taxable income, if any.  Approximately $9 million of Federal NOLs will expire in 2012 with the remaining $27 million expiring in 2019 through 2031.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2011, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control as such applies to Section 382.  However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs.  The NOL carryforward as of March 31, 2012 included approximately $1,194,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

Note 8 – Commitments and Contingencies

Operating Leases

Operating leases are primarily for office space, data centers, equipment and automobiles.  As of March 31, 2012, the future minimum lease payments under operating leases are summarized as follows (in thousands):

Twelve Months Ending
March 31,	Amount
2013	$332
2014	280
2015	205
Total	$817

Rent expense approximated $137,000 and $123,000 for the three months ended March 31, 2012 and 2011, respectively.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – Commitments and Contingencies (continued)

Employment Agreements

President and Chief Executive Officer

On May 25, 2011, the Board of Directors appointed the Company’s then President and Chief Operating Officer as President and Chief Executive Officer.  On August 16, 2011, the Board ratified and approved the employment agreement with the President and Chief Executive Officer (the “Agreement”).  The Agreement provides for an increased salary and the granting of 22,500 options to purchase an aggregate of 22,500 shares of the Company at an exercise price of $1.15.  On January 1, 2012, the Company amended the Agreement with the President and Chief Executive Officer.  The amended Employment Agreement is for a two-year term effective January 1, 2012 through December 31, 2013.  The amended Agreement provides for a base salary of $22,917 per month, annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and Earnings Before Interest and Taxes (“EBIT”) targets and discretionary bonuses.  The Agreement further provides for options to purchase an aggregate of 360,000 shares of common stock of the Company at an exercise price of $1.15 per share, 90,000 of such options to vest on the twelve-month anniversary date of grant and the remaining options to vest in equal monthly installments beginning on the thirteen-month anniversary of the date of grant and concluding on the four-year anniversary of the date of grant.  In addition, the Company has agreed to reimburse the Chief Executive Officer and President for up to $25,000 of expenses incurred in connection with his relocation to the Company’s headquarters in Sunrise, Florida.  The Agreement also provides for reimbursement of certain out-of-pocket expenses and certain severance benefits in the event of termination prior to the expiration date.

On April 5, 2012, the Compensation Committee of the Board of Directors agreed that the Company shall continue to make lease payments on the corporate apartment located in Ft. Lauderdale, Florida which will be utilized by the President and Chief Executive Officer through the date of termination of such lease, and was extended to May 2013, in lieu of the Company’s reimbursing the executive for up to $25,000 of relocation expenses as originally provided in the Agreement.

Vice President of Channel Sales and Marketing and Chief Technology Officer

On December 14, 2010, the Board ratified and approved an employment agreement with the Executive Vice President of Sales and Marketing and Chief Technology Officer for a two-year term effective January 1, 2011 through December 31, 2012.  The agreement provides for a salary of $6,667 per month for the position of Chief Technology Officer, and a salary of $10,000 per month for the position of Executive Vice President of Sales and Marketing.  The agreement additionally provides for an annual incentive bonus with a target equal to 20% of the apportioned base salary for the Chief Technology Officer position subject to achieving certain revenue growth and operating cash flow goals as well as performance objectives.  The agreement further provides for: payment of certain sales commissions; use of an automobile and reimbursement of related expenses; reimbursement of out-of-pocket expenses; and certain severance benefits in the event of termination prior to the expiration date.

On January 9, 2012, the Company amended its agreement with the Executive Vice President of Sales and Marketing and Chief Technology Officer to provide for a change in title and responsibilities to Executive Vice President of Channel Sales and Chief Technology Officer of the Company.

Future commitments under employment agreements total $425,000 and $206,000 for the years ending March 31, 2013 and 2014 respectively.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 – Major Customers

For the three months ended March 31, 2012 and 2011, three customers accounted for a significant portion of the Company’s revenues as follows:

	% of Total Revenues
	2012	2011
HP Customer A	14.6%	19.6%
HP Customer B	15.0%	15.9%
HP Customer C	16.1%	12.5%
HP Customer D	2.4%	--
Total HP	48.1%	48.0%
IBM	33.2%	33.1%
Siemens	6.8%	10.4%
Total	88.1%	91.5%

Revenue from Siemens Shared Services LLC ("Siemens") for the three months ended March 31, 2012 decreased due to the Company no longer paying a third-party scanning vendor or charging Siemens for the scanning services utilized by Siemens.

As of March 31, 2012, three customers accounted for a significant portion of the Company’s accounts receivable as follows:

Accounts Receivable (in thousands)
HP	$737
IBM	279
Siemens	87
Total	$1,103

Note 10 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, except as noted in Note 5 and Note 6, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements.  When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as such words or expressions relate to us or our management, identify forward-looking statements.  Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, current economic conditions, the risk of errors or failures in our software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and the dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

Overview

Direct Insite Corp., (collectively with its subsidiaries hereinafter referred to at times as “Direct Insite”, “our”, “we”, or the “Company”) operates as a Software as a Service provider, providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay and Order-to-Cash processes.  Specifically, Direct Insite’s global electronic invoice (“e-invoice”) management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a business-to-business transaction based “fee for service” business model.

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

HP Enterprise Services (“HP”) accounted for approximately 48.1% and 48.0% of revenue for the three months ended March 31, 2012 and 2011, respectively.  We have three principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated on ninety days advance written notice.

IBM, representing approximately 33.2% and 33.1% of revenue for the three months ended March 31, 2012 and 2011, respectively, utilizes our suite of services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  These contracts are for one-year periods and are renewable annually.  The contracts may be terminated on ninety days advance written notice.

DIRECT INSITE CORP. AND SUBSIDIARIES

Siemens Shared Services LLC (“Siemens”) accounted for approximately 6.8% and 10.4% of revenue for the three months ended March 31, 2012 and 2011, respectively.  Revenue from Siemens for the three months ended March 31, 2012, decreased due to the Company no longer paying or charging Siemens for the facilitation scanning services utilized by Siemens.  This change resulted in offsetting decreases in our operating, research and development expenses.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Summary information of the Company’s results of operations for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011	Increase (Decrease)

Revenues
Recurring revenues	$1,813	$1,783	$30	2%
Professional services fees and other	302	345	(43)	-12%

Total Revenues	2,115	2,128	(13)	-1%

Costs and Expenses
Operations, research and development	992	848	144	17%
Sales and marketing	581	468	113	24%
General and administrative	459	647	(188)	-29%
Amortization and depreciation	81	77	4	5%

Total Operating Costs and Expenses	2,113	2,040	73	4%

Operating Income	2	88	(86)	-98%

Other Expense
Other expense, net	8	4	4	100%

Total Other Expense, Net	8	4	4	100%

(Loss) Income Before Provision for Income Taxes	(6)	84	(90)	-107%

Provision for Income Taxes	--	--	--	0%

Net (Loss) Income	$(6)	$84	$(90)	-107%

DIRECT INSITE CORP. AND SUBSIDIARIES

Net Income (Loss)

For the three months ended March 31, 2012 we had operating income of $2,000, compared to operating income of $88,000 for the three months ended March 31, 2011.  For the three months ended March 31, 2012 we had a net loss of $6,000, compared to net income of $84,000 for the three months ended March 31, 2011.  The decrease in income for 2012 compared to 2011 is primarily due to an increase in operations, research and development expenses of $144,000, and an increase in sales and marketing expenses of $113,000, offset by a reduction in general and administrative expenses of approximately $188,000.

For the three months ended March 31, 2012, revenue decreased by $13,000 or 1% from $2,128,000 for the three months ended March 31, 2011 to $2,115,000 for the three months ended March 31, 2012.  The decrease is primarily due to a decrease in engineering services revenue of $37,000 offset by an increase in recurring IOL services revenue of $25,000; both a result of the transition of revenue for new customers at the end of 2011 from startup engineering services to recurring revenue streams.

Costs of operations, research and development increased by approximately $144,000, or 17% from $848,000 for the three months ended March 31, 2012 to $992,000 for the three months ended March 31, 2012. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The increase was primarily the result of increases in labor of $97,000 due to the addition of a Vice President of Development and other development staff and development costs of $47,000, consisting primarily of consulting fees of $33,000, software costs of $35,000, co-location rent of $10,000 and other expenses of $8,000, offset by a decrease in scanning services of $39,000, as the Company increased engineering and development work related to new customers.

Sales and marketing costs increased by approximately $113,000, or 24%, from $468,000 for the three months ended March 31, 2011 to $581,000 for the three months ended March 31, 2012.  This increase, resulting from increased labor costs due to the addition of a new Vice President of Sales in the first quarter of 2012, marketing consultant fees and increased trade show and travel expenses, which were incurred to support new sales and marketing initiatives.

General and administrative costs decreased $188,000, or 29%, from $647,000 for the three months ended March 31, 2011 to $459,000 for the three months ended March 31, 2012. Salaries and related costs decreased by $89,000, travel decreased by $37,000 and other reimbursed expenses decreased by $30,000 principally due to the departure of our former Chief Executive Officer in May 2011.  Legal fees decreased by approximately $32,000 primarily the result of the annual meeting and proxy solicitations costs incurred in 2011.

Financial Condition and Liquidity

As of March 31, 2012, the Company had total stockholders’ equity of $2,667,000, working capital of $1,136,000 and an accumulated deficit of $112,376,000.  The Company’s cash increased by $94,000 during the three months ended March 31, 2012, to $781,000 on hand as of March 31, 2012, compared to a decrease in cash of $369,000 during the three months ended March 31, 2011.

During the three months ended March 31, 2012, the Company generated $202,000 of cash from operations, compared to cash used in operations of $315,000 for the three months ended March 31, 2011.   In the first quarter, cash generated from operations principally reflects the Company’s narrow operating loss, offset by non-cash charges of $81,000 for depreciation and amortization, $37,000 for stock based compensation, a $186,000 decrease in accounts receivable, and a $103,000 decrease in accounts payable.

Cash used in operating activities for the three months ended March 31, 2011 was $315,000, which reflects net income of $84,000, reduced by non-cash income and expenses of $91,000, including depreciation and amortization of property and equipment of $77,000, and stock-based compensation expense of $14,000, an increase in accounts receivable of $328,000, principally due to a delay in cash receipts from one customer, offset by a decrease in prepaid expenses of $14,000.

DIRECT INSITE CORP. AND SUBSIDIARIES

Cash used in investing activities was $55,000 for the three months ended March 31, 2012, principally due to expenditures for new equipment.  There was no cash used in investing activities during the three months ended March 31, 2011.

Cash used in financing activities totaled $53,000 for the three months ended March 31, 2012, compared to $54,000 in 2011, reflecting payments on equipment of $16,000 and $54,000 in 2012 and 2011, respectively, and payments on capital leases of $37,000 in 2012.

On May 11, 2012, the Company was notified by JPMorgan Chase Bank, NA ("Chase") that Chase was cancelling the Company's $1,000,000 secured credit line with a one-year term expiring May 31, 2012, because the Company was not in compliance with one of the financial covenants of the loan aggrement. No funds had beeen drawn under the credit line, and the Company does not believe that the loss of the credit line with have a material impact on the Company's liquidity.  Nevertheless, the Company intends to explore alternative sources of credit.

Our Critical Accounting Policies

Our critical accounting policies are described in Note 2 to the interim condensed consolidated financial statements included in this quarterly report.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Acting Chief Financial Officer concluded that, at March 31, 2012, our disclosure controls and procedures were not effective.

Management attributes this to the departure of the Company’s Chief Financial Officer and appointment of an Acting Chief Financial Officer at the end of the third quarter, as well as limited resources within the accounting and financial function.  Subsequent to the close of the fiscal quarter, management engaged additional personnel to assist with accounting and financial reporting functions, which is intended to address and restore the effectiveness of the Company’s disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, subsequent to the close of the fiscal quarter, management engaged additional personnel to assist with accounting and financial reporting functions which, is intended to address and remediate a previously identified material weakness in the financial reporting process.

DIRECT INSITE CORP. AND SUBSIDIARIES

PART II Other Information

Item 1.	Legal Proceedings

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business, and no such proceedings are known to be contemplated.

Item 1A.	Risk Factors

Not required of smaller reporting companies.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults in Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31	Certifications pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.

/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer	May 15, 2012

/s/ Sandra Wallace
Sandra Wallace, Acting Chief Financial Officer	May 15, 2012