Form 10-Q
period 2012-06-30
DIRECT INSITE CORP
filed 2012-08-14
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR ☐15 (d) OF THE SECURITIES EXCHANGE ACT OF 193

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

The number of shares of $.0001 par value common stock outstanding as of August 14, 2012 was: 12,444,335.

PART I – FINANCIAL INFORMATION
Item1. Financial Statements
DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
JUNE 30, 2012 AND DECEMBER 31, 2011

	2012	2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$531	$687
Accounts receivable	1,915	1,568
Prepaid expenses and other current assets	143	233
Deferred tax assets - current	261	261

Total Current Assets	2,850	2,749

Property and Equipment, Net	792	765

Deferred Tax Asset	766	766

Other Assets	287	248

Total Assets	$4,695	$4,528

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,041	$1,384
Current portion of capital lease obligations	189	135
Current portion of notes payable	54	62
Deferred rent payable	12	30
Total Current Liabilities	1,296	1,611

Other Liabilities
Capital lease obligation, net of current portion	268	248
Notes payable, net of current portion	5	33

Total Liabilities	1,569	1,892

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock; $0.0001 par value; 50,000,000 shares authorized; 12,464,339 and 12,156,760 shares issued and 12,424,412 and 12,116,833 shares outstanding in 2012 and 2011	1	1
Additional paid-in capital	115,688	115,333
Accumulated deficit	(112,235)	(112,370)
Common stock in treasury, at cost; 24,371 shares in 2012 and 2011	(328)	(328)
Total Stockholders' Equity	3,126	2,636
Total Liabilities and Stockholders' Equity	$4,695	$4,528

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues
Recurring revenues	$1,836	$1,795	$3,650	$3,578
Professional services fees and other	431	231	733	575

Total Revenues	2,267	2,026	4,383	4,153

Costs and Expenses
Operations, research and development	969	915	1,962	1,763
Sales and marketing	561	504	1,143	972
General and administrative	501	736	960	1,383
Severance pay to former CEO	-	620	-	620
Amortization and depreciation	96	73	177	150

Total Operating Costs and Expenses	2,127	2,848	4,242	4,888

Operating Income (Loss)	140	(822)	141	(735)

Other (Income) Expense
Other (income) expense, net	(2)	200	6	204

Total Other (Income) Expense, Net	(2)	200	6	204

Income (Loss) Before Provision for Income Taxes	142	(1,022)	135	(939)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$142	$(1,022)	$135	$(939)

Basic Income (Loss) Per Share	$0.01	$(0.09)	$0.01	$(0.08)

Diluted Income (Loss) Per Share	$0.01	$(0.09)	$0.01	$(0.08)

Basic Weighted Average Common Stock Outstanding	12,366	11,718	12,230	11,705

Diluted Weighted Average Common Stock Outstanding	12,368	11,718	12,232	11,705

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$135	$(939)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Amortization and depreciation	177	150
Stock-based compensation expense	78	75
Deferred rent expense	(18)	-
Changes in operating assets and liabilities:
Accounts receivable	(347)	(241)
Prepaid expenses and other current assets	51	(10)
Accounts payable and accrued expenses	(66)	725
Deferred revenue	-	9

Total Adjustments	(125)	708

Net Cash Provided by (Used in) Operating Activities	10	(231)

Cash Flows Used in Investing Activities
Expenditures for property and equipment	(49)	(33)

Cash Flows From Financing Activities
Repayment of long-term debt	(36)	(103)
Repayment of capital lease obligations	(81)	(4)

Net Cash Used in Financing Activities	(117)	(107)

Net Decrease in Cash and Cash Equivalents	(156)	(371)

Cash and Cash Equivalents - Beginning	687	1,707

Cash and Cash Equivalents - Ending	$531	$1,336

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$3	$15
Cash paid for income taxes	$-	$-

Schedule of Non-Cash Investing and Financing Activities:

Issuance of common stock in settlement of accrued board fees	$277	$-
Equipment acquired by capital lease	$155	$42

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Nature of Business

Direct Insite Corp. and Subsidiaries (“Direct Insite” or the “Company”), primarily operate as a Software as a Service provider (“SaaS”), that markets an integrated transaction based “fee for service” offering called Invoices On-Line (“IOL”), an electronic invoice presentment and payment (“EIP&P”) service that processes high volumes of transactional data for invoice presentment purposes delivered via the Internet on a global basis.  During the period, the Company operated redundant data centers in Miami, Florida, Commack, New York and Santa Clara, California.

As described in Note 9, the Company has three major customers that accounted for 86.6% and 92.6% of the Company’s revenue for the six months ended June 30, 2012 and 2011, respectively.  Loss of any of these customers would have a material effect on the Company.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Information and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011, have not been audited.  These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The December 31, 2011 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The most significant estimates are used in the accounting related to stock based compensation and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company records revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”) and SEC Staff Accounting Bulletin Topic 13 Revenue Recognition in Financial Statements.  Revenue is recognized when it is both earned and realizable, that is, when the following criteria are met:

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

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets (continued)

In order to test for recoverability, the Company would compare the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  There were no triggering events identified, and accordingly, no impairment charges were recognized during the six months ended June 30, 2012 and 2011.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  This method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates.  Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  The Company currently has significant deferred tax assets.  The Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that as of June 30, 2012 approximately $1,027,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years.  As a result, the Company’s effective tax rate for the three and six months ended June 30, 2012 and 2011 differs from the current statutory rates.  The Company utilizes the expected annual effective tax rate in determining its income tax provision for the interim period’s income or loss.  The Company provides a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.  The future realization of a portion of its reserved deferred tax assets related to excess tax benefits associated with the exercise of stock options that, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid-in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.

Earnings Per Share

The Company displays earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”).  ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the three and six months ended June 30, 2012, potentially dilutive securities consisting of options to acquire 949,000 shares of common stock and 6,000 shares of unvested restricted stock are not included in the calculation of diluted earnings per share because their impact was anti-dilutive.  For the three and six months ended June 30, 2011, potentially dilutive securities consisting of options to acquire 480,000 shares of common stock and 58,000 shares of unvested restricted stock are not included in the calculation of diluted loss per share because their impact was anti-dilutive.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

The computation of diluted weighted average common shares outstanding used in the calculation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted Average Common shares outstanding	12,366	11,718	12,230	11,705
Options to purchase common stock	-	-	-	-
Restricted stock grants	2	-	2	-
Total diluted shares	12,368	11,718	12,232	11,705

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  Management performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and each customer's current credit worthiness, as determined by the review of their current credit information.  Collections and payments from customers are continuously monitored.  While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.  As of June 30, 2012 and December 31, 2011, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of insured amounts at June 30, 2012.

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

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black-Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method.  The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these excess tax benefits associated with the exercise of stock options will result in a credit to additional paid-in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.  Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.  For the six months ended June 30, 2012 and 2011 the Company recorded approximately $78,000 and $75,000, respectively, in stock based compensation expense for the fair value of stock-based compensation.  For the three months ended June 30, 2012 and 2011 the Company recorded approximately $60,000 and $61,000, respectively, in stock based compensation expense for the fair value of stock-based compensation.  As of June 30, 2012, there was approximately $523,000 of total unrecognized stock based compensation costs, which is expected to be recognized over a weighted average period of 3.4 years.

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

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 – Property and Equipment

Property and equipment consist of the following as of June 30, 2012 and December 31, 2011 (in thousands):

			Estimated
	2012	2011	Useful Lives
Computer equipment and purchased software	$5,040	$4,838	3 years
Furniture and fixtures and leasehold improvements	86	84	5 - 7 years
	5,126	4,922
Less: Accumulated depreciation and amortization	(4,334)	(4,157)
Property and Equipment, Net	$792	$765

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2012 and 2011 was approximately $96,000 and $73,000, respectively. Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2012 and 2011 was approximately $177,000 and $150,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2012 and December 31, 2011 as follows (in thousands):

	2012	2011
Trade accounts payable	$136	$229
Sales taxes payable	539	539
Accrued board fees	208	427
Other accrued expenses	158	189
Total Accounts Payable and Accrued Expenses	$1,041	$1,384

Note 5 – Debt

Line of Credit

The Company entered into a loan agreement with JPMorgan Chase Bank, NA (“Chase”) on May 31, 2011.  The agreement provided a revolving line of credit up to $1,000,000 with availability based on 80% of eligible assets (as defined).  The line of credit provided that interest would accrue at an annual rate of LIBOR plus 2%, was collateralized by the Company’s accounts receivable, had a term of 12 months, and provided for financial covenants.  During the time the loan agreement was in effect, the Company had not drawn any funds from the line of credit.

On May 11, 2012, the Company was notified by Chase that it was not in compliance with one of the financial covenants of the loan agreement, and although no funds had been drawn, the line of credit had been cancelled.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 – Debt (continued)

Notes Payable

As of June 30, 2012 and December 31, 2011, notes payable consist of approximately $59,000 and $95,000, respectively, of borrowings for the purchase of equipment.  These notes bear interest at rates ranging from 8.0% to 9.5% per year and mature through August 2013.  The notes are collateralized by the equipment purchased with net book values of approximately $62,000 and $95,000, as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012 future principal payments under these notes are (in thousands):

For the Twelve Months Ending
June 30,	Amount
2013	$54
2014	5
Total payments	59
Current portion	(54)
Long-Term Portion	$5

Capital Lease Obligations

The Company has equipment under four capital lease obligations expiring at various times through November 2014.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

As of June 30, 2012, future minimum payments under these capital leases are (in thousands):

For the Twelve Months Ending
June 30,	Amount
2013	$211
2014	202
2015	73
Total minimum lease payments	486
Less: amounts representing interest	29
Net minimum lease payments	457
Less: current portion	189
Long-Term Portion	$268

The implied interest rates related to these capital leases are 0.0%, 3.0%, 3.3% and 8.0%. The gross book value and the net book of the related assets are approximately $579,000 and $466,000, respectively, as of June 30, 2012.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock of which none were issued and outstanding as of June 30, 2012 and December 31, 2011.

Common Stock, Options and Stock Grants

Six Months Ended June 30, 2012

During the six months ended June 30, 2012, 46,076 restricted common shares with an aggregate grant date fair value of approximately $35,000 vested.  During the six months ended June 30, 2012, the Company granted, to certain employees of the Company, options to acquire an aggregate of 830,000 shares of common stock for an exercise price of $1.15 per share, exercisable over a term of five years from the date of grant.  The options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The Company estimated the grant date fair value of the stock options using the Black-Scholes option model and the following assumptions: volatility ranging from 173% to 175%, risk free rate ranging from 0.36% to 0.41%, dividend rate of zero, and expected term of 3.75 years.  The grant date fair value of the stock options was determined to be approximately $497,000, of which approximately $43,000 was recognized as stock compensation expense for the six months ended June 30, 2012.

On April 5, 2012, the Company issued 261,503 shares with a grant date fair value of approximately $277,000, pursuant to the Direct Insite Corp. Directors’ Deferred Compensation Plan dated January 1, 2008, to two former Directors for past services.

Six Months Ended June 30, 2011

During the six months ended June 30, 2011, the Company granted 55,000 options to employees with an exercise price of $1.20, the trading price on the date of the grant.  The options had a fair value of $40,000 determined using the Black-Scholes pricing model.  The key assumptions used were a volatility of 103%, a dividend rate of zero, a risk free rate of 0.62%, and an expected life of 2.5 years.

Common Stock Purchase Plan

In September 2009, the Company’s Board of Directors adopted a plan to purchase a certain number of shares from option holders on the exercise of options to encourage the option holders to exercise their options and to provide the option holder with a method to have cash for the tax on the exercise.  The plan provides that the price to be paid for any shares purchased shall be the closing price of the common stock on the date of exercise.  Further the Company will only provide up to $300,000 for all such purchases for all option exercises in the aggregate in any twelve month period.  During the six months ended June 30, 2012 and 2011, the Company purchased no shares under the plan.

Stock Option Plans

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s Stock Option Plans.  Options generally vest over three to four years and expire five years from the date of the grant.  As of June 30, 2012, 352,285 shares were available for issuance under the stock option plans.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.  The Company issues new shares to satisfy stock option exercises.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Stockholders’ Equity (continued)

Stock Option Plans (continued)

The following is a summary of stock option activity for six months ended June 30, 2012, relating to all of the Company’s common stock plans:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at January 1, 2012	128	$1.31	2.7	$-
Granted	830	$1.15	4.7	$-
Expired	(9)	$1.20
Outstanding at June 30, 2012	949	$1.17	4.4	$-
Exercisable at June 30, 2012	119	$1.32	2.7	$-

The following table summarizes stock option information as of June 30, 2012:

Outstanding Options
		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Life	(in thousands)
$1.50	50	0.8 years	50
$1.20	46	4.0 years	46
$1.15	853	4.7 years	23
Total	949	4.4 years	119

As of June 30, 2012, there was approximately $454,000 of unrecognized compensation costs related to stock options outstanding.

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of June 30, 2012 and changes during the six months ended June 30, 2012 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2012	35	$0.93
Granted	150	$0.66
Forfeited	(40)	$0.71
Vested	(46)	$0.76
Non-Vested at June 30, 2012	99	$0.69

The future expected expense for non-vested shares is approximately $68,000 and will be recognized as expense through December 31, 2013.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of June 30, 2012 and December 31, 2011.

The Company has identified its federal tax return and its state tax returns in New York and Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2008 through 2011, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three and six months ended June 30, 2012 and 2011.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

As of June 30, 2012, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $36 million and $30 million, which may be available to reduce taxable income, if any.  Approximately $9 million of Federal NOLs will expire in 2012 with the remaining $27 million expiring in 2019 through 2031.  Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2011, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control as such applies to Section 382.  However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs.  The NOL carryforward as of June 30, 2012 included approximately $1,194,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

Note 8 – Commitments and Contingencies

Operating Leases

Operating leases are primarily for office space, data centers, equipment and automobiles.  As of June 30, 2012, the future minimum lease payments under operating leases are summarized as follows (in thousands):

Twelve Months Ending
June 30,	Amount
2013	$348
2014	235
2015	35
Total	$618

Rent expense approximated $117,000 and $121,000 for the three months ended June 30, 2012 and 2011, respectively.  Rent expense approximated $253,000 and $243,000 for the six months ended June 30, 2012 and 2011, respectively.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – Commitments and Contingencies (continued)

Employment Agreements

President and Chief Executive Officer

On May 25, 2011, the Board of Directors appointed the Company’s then President and Chief Operating Officer as President and Chief Executive Officer.  On August 16, 2011, the Board ratified and approved the employment agreement with the President and Chief Executive Officer (the “Agreement”).  The Agreement provided for an increased salary and the granting of options to purchase an aggregate of 22,500 shares of the Company at an exercise price of $1.15.  On January 1, 2012, the Company amended the Agreement with the President and Chief Executive Officer.  The amended Employment Agreement is for a two-year term effective January 1, 2012 through December 31, 2013.  The amended Agreement provides for a base salary of $22,917 per month, annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and Earnings Before Interest and Taxes (“EBIT”) targets and discretionary bonuses.  The Agreement further provides for options to purchase an aggregate of 360,000 shares of common stock of the Company at an exercise price of $1.15 per share, 90,000 of such options to vest on the twelve-month anniversary date of grant and the remaining options to vest in equal monthly installments beginning on the thirteen-month anniversary of the date of grant and concluding on the four-year anniversary of the date of grant.  In addition, the Company agreed to reimburse the Chief Executive Officer and President for up to $25,000 of expenses incurred in connection with his relocation to the Company’s headquarters in Sunrise, Florida.  The Agreement also provides for reimbursement of certain out-of-pocket expenses and certain severance benefits in the event of termination prior to the expiration date.

On April 5, 2012, the Compensation Committee of the Board of Directors agreed that the Company shall continue to make lease payments on the corporate apartment located in Ft. Lauderdale, Florida and utilized by the President and Chief Executive Officer, through the date of termination of such lease, which was extended to May 2013, in lieu of the Company’s reimbursement of up to $25,000 of relocation expenses as originally provided in the Agreement.

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

Future commitments under employment agreements total $375,000 and $138,000 for the years ending June 30, 2013 and 2014 respectively.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 – Major Customers

Three customers, HP Enterprise Services (“HP”), International Business Machines Corp. (“IBM”) and Siemens Shared Services LLC (“Siemens”), accounted for a significant portion of the Company’s revenues as follows:

	% of Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
HP Customer A	13.3%	18.2%	13.9%	18.9%
HP Customer B	14.5%	16.4%	14.7%	16.1%
HP Customer C	13.7%	11.5%	14.9%	12.1%
HP Customer D	6.4%	0.0%	4.4%	0.0%

Total HP	47.9%	46.1%	47.9%	47.1%
IBM	32.5%	35.5%	32.8%	34.3%
Siemens	5.0%	12.0%	5.9%	11.2%
Total Major Customers	85.4%	93.6%	86.6%	92.6%
Others	14.6%	6.4%	13.4%	7.4%
Total	100.0%	100.0%	100.0%	100.0%

Revenue from Siemens Shared Services LLC (“Siemens”) for the three and six months ended June 30, 2012 decreased due to the Company no longer incurring or charging Siemens for the facilitation scanning services utilized by Siemens.

As of June 30, 2012, three customers accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

HP	$778
IBM	736
Siemens	87
Total	$1,601

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

DIRECT INSITE CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements.  When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as such words or expressions relate to us or our management, identify forward-looking statements.  Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, current economic conditions, the risk of errors or failures in our software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, the dependence on key personnel, and customer concentration. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

Overview

Direct Insite Corp., (collectively with its subsidiaries hereinafter referred to at times as “Direct Insite”, “our”, “we”, or the “Company”) operates as Software as a Service provider, providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay and Order-to-Cash processes.  Specifically, Direct Insite’s global electronic invoice (“e-invoice”) management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a business-to-business transaction based “fee for service” business model.

Through the automation and workflow of Procure-to-Pay and Order-to-Cash processes and the presentation of invoices, orders, and attachment data via a self-service portal, Direct Insite is helping our customers reduce manual invoice-to-order reconciliation costs, reduce the frequency of inquiries and disputes, improve cash flow, increase competitiveness and improve customer satisfaction.

Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including more than 100 countries, 35 languages and multiple currencies.  Direct Insite processes more than $125 billion in invoice value annually on behalf of our clients.  Direct Insite processes, hosts and distributes millions of invoices, purchase orders, and attachment documents making them accessible on-line within an internet self-service portal.  Suppliers, customers, and internal departments such as Finance and Accounting or Customer Service users can access their business documents 24 hours per day, 7 days per week, 365 days per year.

HP Enterprise Services (“HP”) accounted for approximately 47.8% and 46.1% of revenue for the three months ended June 30, 2012 and 2011, respectively, and approximately 48.0% and 47.1% of revenue for the six months ended June 30, 2012 and 2011, respectively.  We have four principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated on ninety days advance written notice.

IBM, representing approximately 32.5% and 35.5% of revenue for the three months ended June 30, 2012 and 2011, respectively, and approximately 32.8% and 34.3% of revenue for the six months ended June 30, 2012 and 2011, respectively, utilizes our suite of services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  These contracts are for one-year periods and are renewable annually.  The contracts may be terminated on ninety days advance written notice.

DIRECT INSITE CORP. AND SUBSIDIARIES

Siemens Shared Services LLC (“Siemens”) accounted for approximately 5.0% and 12.0% of revenue for the three months ended June 30, 2012 and 2011, respectively, and approximately 5.9% and 11.2% of revenue for the six months ended June 30, 2012 and 2011, respectively.  Revenue from Siemens for the three and six months ended June 30, 2012, decreased due to the Company no longer incurring or charging Siemens for the facilitation scanning services utilized by Siemens.  This change resulted in offsetting decreases in our operating, research and development expenses.

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

Other factors, including, but not limited to, new service introductions, domestic and global economic conditions, customer budgetary considerations, and the timing of service upgrades may create fluctuations.  As a result of the foregoing factors, our operating results for any quarter are not necessarily indicative of results for any future period.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Summary information of the Company’s results of operations for the three months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,
	2012	2011	Increase (Decrease)

Revenues
Recurring revenues	$1,836	$1,795	$41	2%
Professional services fees and other	431	231	200	87%

Total Revenues	2,267	2,026	241	12%

Costs and Expenses
Operations, research and development	969	915	54	6%
Sales and marketing	561	504	57	11%
General and administrative	501	736	(235)	(32%)
Severance pay to former CEO	-	620	(620)	0%
Amortization and depreciation	96	73	23	32%

Total Operating Costs and Expenses	2,127	2,848	(721)	(25%)

Operating Income (Loss)	140	(822)	962	(117%)

Other (Income) Expense
Other (income) expense, net	(2)	200	(202)	(101%)

Total Other (Income) Expense, Net	(2)	200	(202)	(101%)

Income (Loss) Before Provision for Income Taxes	142	(1,022)	1,164	(114%)

Provision for Income Taxes	-	-	-	0%

Net Income (Loss)	$142	$(1,022)	$1,164	(114%)

DIRECT INSITE CORP. AND SUBSIDIARIES

For the three months ended June 30, 2012 we had operating income of $140,000, compared to an operating loss of $822,000 for the three months ended June 30, 2011.  For the three months ended June 30, 2012 we had net income of $142,000, compared to a net loss of $1,022,000 for the three months ended June 30, 2011.  The increase in income for 2012 compared to 2011 is primarily due to approximately $620,000 of severance expenses recorded in 2011, an increase in revenues of approximately $241,000, a decrease in direct costs related to third-party scanning services of $75,000 no longer charged to Siemens and the non-recurrence of significant professional fees related to proxy issues in 2011, offset by a general increase in personnel costs as the Company added head count.

For the three months ended June 30, 2012, revenue increased by $241,000 or 12% from $2,026,000 for the three months ended June 30, 2011 to $2,267,000 for the three months ended June 30, 2012.  The increase is primarily due to IOL services revenue and startup engineering services revenue from new customers contracted at the end of 2011.

Costs of operations, research and development increased by approximately $54,000, or 6% from $915,000 for the three months ended June 30, 2011 to $969,000 for the three months ended June 30, 2012. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The increase was primarily the result of increases in labor due to the addition of a Vice President of Development and other development staff and development costs as the Company increased engineering and development work related to new customers.

Sales and marketing costs increased by approximately $57,000, or 11%, from $504,000 for the three months ended June 30, 2011 to $561,000 for the three months ended June 30, 2012.  This increase resulted from increased labor costs due to the addition of a new Vice President of Sales in the first quarter of 2012, marketing consultant fees and increased trade show and travel expenses, which were incurred to support new sales and marketing initiatives.

General and administrative costs decreased by approximately $855,000, or 63%, from $1,356,000 for the three months ended June 30, 2011 to $501,000 for the three months ended June 30, 2012. Salaries and related costs decreased by $24,000, legal fees decreased by $144,000, travel decreased by $20,000 and other general and administrative expenses decreased by $667,000, principally due to the departure of our former Chief Executive Officer in May 2011.  In 2011, the Company incurred approximately $620,000 of severance expenses in addition to the non-recurrence of the annual meeting and proxy solicitations costs incurred in 2011.

DIRECT INSITE CORP. AND SUBSIDIARIES

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Summary information of the Company’s results of operations for the six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)

Revenues
Recurring revenues	$3,650	$3,578	$72	2%
Professional services fees and other	733	575	158	27%

Total Revenues	4,383	4,153	230	6%

Costs and Expenses
Operations, research and development	1,962	1,763	199	11%
Sales and marketing	1,143	972	171	18%
General and administrative	960	1,383	(423)	(31%)
Severance pay to former CEO	-	620	(620)	(100%)
Amortization and depreciation	177	150	27	18%

Total Operating Costs and Expenses	4,242	4,888	(646)	(13%)

Operating Income (Loss)	141	(735)	876	(119%)

Other (Income) Expense
Other (income) expense, net	6	204	(198)	(97%)

Total Other (Income) Expense, Net	6	204	(198)	(97%)

Income (Loss) Before Provision for Income Taxes	135	(939)	1,074	(114%)

Provision for Income Taxes	-	-	-	0%

Net Income (Loss)	$135	$(939)	$1,074	(114%)

For the six months ended June 30, 2012 we had operating income of $141,000, compared to an operating loss of $735,000 for the six months ended June 30, 2011.  For the six months ended June 30, 2012 we had net income of $135,000, compared to a net loss of $939,000 for the six months ended June 30, 2011.  The increase in income for 2012 compared to 2011 is primarily due to severance expenses incurred in 2011, an increase in revenues of $230,000 and a decrease in legal fees reflecting non-recurrence of proxy solicitation costs incurred in 2011, offset by increases in sales and marketing and operations research and development.

For the six months ended June 30, 2012, revenue increased by $230,000 or 6% from $4,153,000 for the six months ended June 30, 2011 to $4,383,000 for the six months ended June 30, 2012.  The increase is primarily due to IOL services revenue and startup engineering services revenue from new customers contracted at the end of 2011.

Costs of operations, research and development increased by approximately $199,000, or 11% from $1,763,000 for the six months ended June 30, 2011 to $1,962,000 for the six months ended June 30, 2012. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The increase was primarily the result of an increase in labor costs due to the addition of a Vice President of Development and other development staff and development costs as the Company increased engineering and development work related to new customers.

Sales and marketing costs increased by approximately $171,000, or 18%, from $972,000 for the six months ended June 30, 2011 to $1,143,000 for the six months ended June 30, 2012.  This increase resulted from increased labor costs due to the addition of a new Vice President of Sales in the first quarter of 2012, marketing consultant fees and increased trade show and travel expenses, which were incurred to support new sales and marketing initiatives.

DIRECT INSITE CORP. AND SUBSIDIARIES

General and administrative costs decreased by approximately $1,043,000, or 52%, from $2,003,000 for the six months ended June 30, 2011 to $960,000 for the six months ended June 30, 2012. Salaries and related costs decreased by $132,000, legal fees decreased by $176,000, travel decreased by $64,000 and other general and administrative expenses decreased by $671,000, principally due to the departure of our former Chief Executive Officer in May 2011.  In 2011, the Company incurred approximately $620,000 of severance expenses in addition to the non-recurrence of the annual meeting and proxy solicitations costs incurred in 2011.

Financial Condition and Liquidity

As of June 30, 2012, the Company had total stockholders’ equity of $3,126,000, working capital of $1,554,000 and an accumulated deficit of $112,235,000.  The Company’s cash decreased by $156,000 during the six months ended June 30, 2012, to $531,000 on hand as of June 30, 2012.

During the six months ended June 30, 2012, cash provided by operations was $10,000, compared to cash used in operations of $231,000 for the six months ended June 30, 2011.  In 2012, cash generated from operations principally reflects the Company’s operating income and non-cash charges of $177,000 for depreciation and amortization, $78,000 for stock based compensation, and a $51,000 decrease in prepaid and other current assets, offset by a $347,000 increase in accounts receivable, a $66,000 decrease in accounts payable and $18,000 of deferred rent expense.

Cash used in operating activities for the six months ended June 30, 2011 was $231,000, which reflects a net loss of $939,000, increased by non-cash income and expenses of $708,000, including depreciation and amortization of property and equipment of $150,000, stock-based compensation expense of $75,000, and an increase in accounts receivable of $241,000, offset by an increase in accounts payable of $725,000.

Cash used in investing activities due to expenditures for new equipment was $49,000 for the six months ended June 30, 2012 and $33,000 for the six months ended June 30, 2011.

Cash used in financing activities totaled $117,000 for the six months ended June 30, 2012, compared to $107,000 in 2011, reflecting payments on equipment of $36,000 and $103,000 in 2012 and 2011, respectively, and payments on capital leases of $81,000 and $4,000 in 2012 and 2011, respectively.

On May 11, 2012, the Company was notified by JPMorgan Chase Bank, NA (“Chase”) that Chase was cancelling the Company’s $1,000,000 secured credit line with a one-year term expiring May 31, 2012, because the Company was not in compliance with one of the financial covenants of the loan agreement.  No funds had been drawn under the credit line, and the Company does not believe that the loss of the credit line with have a material impact on the Company’s liquidity.   Nevertheless, the Company intends to explore alternative sources of credit.

The Company believes it has sufficient liquidity available to continue in operation through at least June 2013.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Acting Chief Financial Officer concluded that, at June 30, 2012, our disclosure controls and procedures were effective.

This constitutes a change from the prior reporting period, at the end of which management concluded that the Company’s disclosure controls and procedures were not effective because of the departure of the Company’s Chief Financial Officer and appointment of an Acting Chief Financial Officer at the end of the 2011 third quarter, as well as limited resources within the accounting and financial function.  Management has determined that the effectiveness of our disclosure controls and procedures has been restored during the quarter ended June 30, 2012 as a result of the engagement of a third-party professional and the experience with the Company gained by the Company’s Acting Chief Financial Officer over the past three quarters.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2011, we disclosed that, as of December 31, 2011, management identified a material weakness in its internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, due to lack of review or evidence of review in the financial reporting process.  Management attributed the material weakness to the departure of the Company’s Chief Financial Officer and appointment of an Acting Chief Financial Officer at the end of the 2011 third quarter, as well as limited resources within the accounting and financial function. To remedy these weaknesses, beginning with the financial reporting process in preparing our Form 10-Q for the quarter ended March 31, 2012, and continuing through the preparation of our Form 10-Q for the quarter ended June 30, 2012, we have utilized a third-party professional with knowledge and experience related to internal controls over financial reporting.  Management has determined that the previously reported material weaknesses were remedied during the quarter ended June 30, 2012 as a result of the engagement of the third-party professional and the experience with the Company gained by the Company’s Acting Chief Financial Officer over the past three quarters.  Other than the remediation efforts described herein, there have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business, and no such proceedings are known to be contemplated.

DIRECT INSITE CORP. AND SUBSIDIARIES

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

DIRECT INSITE CORP.

/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer	August 14, 2012

/s/ Sandra Wallace
Sandra Wallace, Acting Chief Financial Officer	August 14, 2012