Form 10-Q
period 2012-09-30
DIRECT INSITE CORP
filed 2012-11-14
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of $.0001 par value common stock outstanding as of November 14, 2012 was: 12,464,251.

PART I –	FINANCIAL INFORMATION
Item 1.	Financial Statements

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	2012	2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$725	$687
Accounts receivable	1,977	1,568
Prepaid expenses and other current assets	283	233
Deferred tax assets - current	261	261

Total Current Assets	3,246	2,749

Property and Equipment, Net	701	765

Deferred Tax Asset	766	766

Other Assets	297	248

Total Assets	$5,010	$4,528

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,199	$1,384
Current portion of capital lease obligations	190	135
Current portion of notes payable	45	62
Deferred revenue	70	--
Deferred rent payable	25	30
Total Current Liabilities	1,529	1,611

Other Liabilities
Capital lease obligations, net of current portion	218	248
Notes payable, net of current portion	-	33

Total Liabilities	1,747	1,892

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	--	--
Common stock; $0.0001 par value; 50,000,000 shares authorized;12,484,262 and 12,156,760 shares issued and 12,444,335 and 12,116,833 shares outstanding in 2012 and 2011	1	1
Additional paid-in capital	115,732	115,333
Accumulated deficit	(112,142)	(112,370)
Common stock in treasury, at cost; 24,371 shares in 2012 and 2011	(328)	(328)
Total Stockholders' Equity	3,263	2,636
Total Liabilities and Stockholders' Equity	$5,010	$4,528

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues
Recurring revenues	$1,826	$1,807	$5,475	$5,385
Professional services fees and other	342	456	1,075	1,031

Total Revenues	2,168	2,263	6,550	6,416

Costs and Expenses
Operations, research and development	928	945	2,890	2,708
Sales and marketing	585	586	1,727	1,558
General and administrative	451	454	1,411	1,837
Severance pay to former CEO	--	--	--	620
Amortization and depreciation	101	74	277	224

Total Operating Costs and Expenses	2,065	2,059	6,305	6,947

Operating Income (Loss)	103	204	245	(531)

Other (Expense) Income
Other (expense) income, net	(11)	12	(17)	(192)

Total Other (Expense) Income, Net	(11)	12	(17)	(192)

Income (Loss) Before Provision for Income Taxes	92	216	228	(723)

Provision for Income Taxes	--	--	--	--

Net Income (Loss)	$92	$216	$228	$(723)

Basic Income (Loss) Per Share	$0.01	$0.02	$0.02	$(0.06)

Diluted Income (Loss) Per Share	$0.01	$0.02	$0.02	$(0.06)

Basic Weighted Average Common Stock Outstanding	12,398	11,914	12,286	11,776

Diluted Weighted Average Common Stock Outstanding	12,410	11,993	12,292	11,776

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$228	$(723)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Amortization and depreciation	277	224
Stock-based compensation expense	122	95
Deferred rent expense	(5)	18
Changes in operating assets and liabilities:
Accounts receivable	(409)	(227)
Prepaid expenses and other current assets	(99)	(106)
Accounts payable and accrued expenses	92	818
Deferred revenue	70	(69)

Total Adjustments	48	753

Net Cash Provided by Operating Activities	276	30

Cash Flows Used in Investing Activities
Expenditures for property and equipment	(58)	(186)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	--	217
Repayment of notes payable	(50)	(144)
Repayment of capital lease obligations	(130)	(8)

Net Cash (Used in) Provided by Financing Activities	(180)	65

Net Increase (Decrease) in Cash and Cash Equivalents	38	(91)

Cash and Cash Equivalents - Beginning	687	1,707

Cash and Cash Equivalents - Ending	$725	$1,616

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$11	$11
Cash paid for income taxes	$--	$--

Schedule of Non-Cash Investing and Financing Activities:

Issuance of common stock in settlement of accrued board fees	$277	$--
Equipment acquired by capital lease	$155	$42

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 –	Nature of Business

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

As described in Note 8, the Company has three major customers that accounted for 87.5% and 92.3% of the Company’s revenue for the nine months ended September 30, 2012 and 2011, respectively.  Loss of any of these customers would have a material effect on the Company.

Note 2 -	Summary of Significant Accounting Policies

Interim Financial Information and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011, have not been audited.  These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The December 31, 2011 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.  The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the audited December 31, 2011 consolidated financial statements.

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

Professional Services

The Company provides nonrecurring engineering services to its customers, which may include initial or additional development, modification, and customization services to the Company’s existing software platform.  Such services are billed based on hourly rates or upon acceptance by the customer on a completed contract basis.  The Company does not sell software licenses, upgrades or enhancements, or post-contract customer services.  For hourly billed services, revenue is recognized as the services are performed.  For project-based services, revenue is recognized when the project has been accepted by the customer.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  This method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates.  Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  The Company currently has significant deferred tax assets.  The Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded that it is more likely than not that as of September 30, 2012 approximately $1,027,000 of tax benefits related to net operating loss carry-forwards will be utilized in future tax years.  As a result, the Company’s effective tax rate for the three and nine months ended September 30, 2012 and 2011 differs from the current statutory rates.  The Company

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 -	Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

utilizes the expected annual effective tax rate in determining its income tax provision for the interim period’s income or loss.  The Company provides a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.  The future realization of a portion of its reserved deferred tax assets related to excess tax benefits associated with the exercise of stock options that, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid-in capital. The Company will continue to reassess its reserves on deferred income tax assets in future periods on a quarterly basis.

Earnings Per Share

The Company displays earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”).  ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the three and nine months ended September 30, 2012, potentially dilutive securities consisting of options to acquire 926,000 shares of common stock and 3,000 shares of unvested restricted stock are not included in the calculation of diluted earnings per share because their impact was anti-dilutive.

For the three and nine months ended September 30, 2011, potentially dilutive securities consisting of options to acquire 153,000 shares of common stock, and 24,000 and 47,000 shares of unvested restricted stock, respectively, are not included in the calculation of diluted loss per share because their impact was anti-dilutive.

The computation of diluted weighted average common shares outstanding used in the calculation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted Average Common shares outstanding	12,398	11,914	12,286	11,776
Options to purchase common stock	-	71	-	-
Restricted stock grants	12	8	6	-
Total diluted shares	12,410	11,993	12,292	11,776

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

Note 3 –	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2012 and December 31, 2011 as follows (in thousands):

	2012	2011
Trade accounts payable	$155	$229
Sales taxes payable	539	539
Accrued board fees	250	427
Other accrued expenses	255	189
Total Accounts Payable and Accrued Expenses	$1,199	$1,384

Note 4 –	Debt

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

Notes Payable

As of September 30, 2012 and December 31, 2011, notes payable consist of approximately $45,000 and $95,000, respectively, of borrowings for the purchase of equipment.  These notes bear interest at rates ranging from 8.0% to 9.5% per year and mature through August 2013.  The notes are collateralized by the equipment purchased with net book values of approximately $46,000 and $95,000, as of September 30, 2012 and December 31, 2011, respectively.

Capital Lease Obligations

The Company has equipment under four capital lease obligations expiring at various times through August 2015.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 –	Debt

Capital Lease Obligations (continued)

As of September 30, 2012, future minimum payments under these capital leases are (in thousands):

For the Twelve Months Ending
September 30,	Amount
2013	$201
2014	198
2015	25
Total minimum lease payments	424
Less: amounts representing interest	(16)
Net minimum lease payments	408
Less: current portion	(190)
Long-Term Portion	$218

The implied interest rates related to these capital leases are 0.0%, 3.0%, 3.3% and 8.0%. The gross book value and the net book value of the related assets are approximately $589,000 and $423,000, respectively, as of September 30, 2012.

Note 5–	Stockholders’ Equity

Common Stock, Options and Stock Grants

For the nine months ended September 30, 2012 and 2011 the Company recorded approximately $122,000 and $95,000, respectively, in stock based compensation expense for the fair value of stock-based compensation.  For the three months ended September 30, 2012 and 2011 the Company recorded approximately $45,000 and $15,000, respectively, in stock based compensation expense for the fair value of stock-based compensation.  As of September 30, 2012, there was approximately $471,000 of total unrecognized stock based compensation costs, which is expected to be recognized over a weighted average period of 3.1 years.

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, 65,999 restricted common shares with an aggregate grant date fair value of approximately $50,000 vested.  During the nine months ended September 30, 2012, the Company granted, to certain employees of the Company, options to acquire an aggregate of 835,000 shares of common stock for an exercise price of $1.15 per share, exercisable over a term of five years from the date of grant.  The options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The Company estimated the grant date fair value of the stock options using the Black-Scholes option model and the following assumptions: volatility ranging from 168% to 175%, risk-free rate ranging from 0.36% to 0.41%, dividend rate of zero, and expected term of 3.75 years.  The grant date fair value of the stock options was determined to be approximately $500,000, of which approximately $71,000 was recognized as stock compensation expense for the nine months ended September 30, 2012.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5–	Stockholders’ Equity (continued)

Common Stock, Options and Stock Grants (continued)

On April 5, 2012, the Company issued 261,503 shares with a grant date fair value of approximately $277,000, pursuant to the Direct Insite Corp. Directors’ Deferred Compensation Plan dated January 1, 2008, to two former Directors for past services.

Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, the Company granted 22,500 options to the current CEO with an exercise price of $1.15. The options have a fair value of $16,000 determined using the Black-Sholes pricing model. The key assumptions used in the model were a volatility of 102.0%, a dividend rate of 0%, a risk-free rate of 0.33%, and an expected life of 2.7 years. The Company also granted 55,000 options to employees with an exercise price of $1.20.  The options had a fair value of $40,000 determined using the Black-Sholes pricing model. The key assumptions used in the model were a volatility of 103.0%, a dividend rate of 0%, a risk-free rate of 0.62%, and an expected life of 2.5 years.

During the nine months ended September 30, 2011 the Company granted approximately 111,000 shares to directors of the Company as part of their compensation. The stock grants had a fair value of approximately $86,000 based on the closing price of the stock on the date of the grant. The stock grants vest over the two year period from January 1, 2011 through December 31, 2012.  The Company also issued 350,000 shares on the exercise of 350,000 options for $217,000 to the former CEO.

Stock Options

The following is a summary of stock option activity for nine months ended September 30, 2012, relating to all of the Company’s common stock plans:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
	(in thousands)	Price	(in years)	(in thousands)

Outstanding at January 1, 2012	128	$1.31	2.7	$--
Granted	835	$1.15	4.3	$--
Forfeited	(20)	$1.15
Expired	(17)	$1.20
Outstanding at September 30, 2012	926	$1.17	4.1	$--
Exercisable at September 30, 2012	111	$1.33	2.3	$--

The following table summarizes stock option information as of September 30, 2012:

Outstanding Options
		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Life	(in thousands)
$1.50	50	0.5 years	50
$1.20	38	3.7 years	38
$1.15	838	4.4 years	23
Total	926	4.1 years	111

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5–	Stockholders’ Equity (continued)

Stock Options (continued)

As of September 30, 2012, there was approximately $417,000 of unrecognized compensation costs related to stock options outstanding.  As of September 30, 2012, 375,785 shares were available for issuance under the stock option plans.

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of September 30, 2012 and changes during the nine months ended September 30, 2012 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2012	35	$0.93
Granted	150	$0.66
Forfeited	(40)	$0.71
Vested	(66)	$0.75
Non-Vested at September 30, 2012	79	$0.68

The future expected expense for non-vested shares is approximately $54,000 and will be recognized as expense through December 31, 2013.

Note 6 –	Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of September 30, 2012 and December 31, 2011.

The Company has identified its federal tax return and its state tax returns in New York and Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2008 through 2011, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three and nine months ended September 30, 2012 and 2011.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

As of September 30, 2012, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $36 million and $30 million, which may be available to reduce taxable income, if any.  Approximately $9 million of Federal NOLs will expire in 2012 with the remaining $27 million expiring in 2019 through 2031.  Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2011, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control as such applies to Section 382.  However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs.  The NOL carryforward as of September 30, 2012 included approximately $1,194,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 –	Commitments and Contingencies

Operating Leases

Operating leases are primarily for office space, data centers, equipment and automobiles.  As of September 30, 2012, the future minimum lease payments under operating leases are summarized as follows (in thousands):

Twelve Months Ending
September 30,	Amount
2013	$313
2014	207
2015	5
Total	$525

Rent expense approximated $147,000 and $148,000 for the three months ended September 30, 2012 and 2011, respectively.  Rent expense approximated $400,000 and $391,000 for the nine months ended September 30, 2012 and 2011, respectively.

Employment Agreements

Future commitments under employment agreements for the Company’s President and Chief Executive Officer and the Company’s Executive Vice President of Channel Sales and Chief Technology Officer total $325,000 and $69,000 for the years ending September 30, 2013 and 2014 respectively.

Note 8 –	Major Customers

Three customers, HP Enterprise Services (“HP”), International Business Machines Corp. (“IBM”) and Siemens Corporation (“Siemens”), accounted for a significant portion of the Company’s revenues as follows:

	% of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
HP Customer A	14.4%	18.8%	14.1%	18.9%
HP Customer B	14.5%	15.0%	14.9%	15.7%
HP Customer C	16.4%	16.6%	15.2%	13.7%
HP Customer D	6.5%	0.0%	5.1%	0.0%
Total HP	51.8%	50.4%	49.3%	48.3%
IBM	32.7%	30.9%	32.7%	33.1%
Siemens	4.7%	10.2%	5.5%	10.9%
Total Major Customers	89.2%	91.5%	87.5%	92.3%
Others	10.8%	8.5%	12.5%	7.7%
Total	100.0%	100.0%	100.0%	100.0%

DIRECT INSITE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 –	Major Customers (continued)

Revenue from Siemens for the three and nine months ended September 30, 2012 decreased due to the Company no longer incurring costs, and no longer charging Siemens for the facilitation of scanning services utilized by Siemens.

As of September 30, 2012, these three customers accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

HP	$902
IBM	708
Siemens	75
Total	$1,685

Note 9 –	Subsequent Events

On October 24, 2012, the Company entered into a 66-month Office Lease for 5,806 square feet of office space in downtown Ft. Lauderdale, Florida.  The lease calls for escalating base rent from $17.25 to $20.00 per square foot, plus an escalating allocated share of operating costs estimated from $12.55 to $16.02 per square foot, over the lease term.  The agreement provides for a total of six months’ rent abatement in the first 15 months of the term, and termination at the Company’s discretion at the end of the 42nd month for a fee of $100,000.  The lease required a $50,000 security deposit and first month’s rent upon contract execution.  Under the terms of the lease, the amount of the security deposit will be reduced by $15,000 each, after months 36 and 49.  The Company plans to relocate its corporate headquarters from Sunrise, Florida to the new location in January, 2013.

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

HP Enterprise Services (“HP”) accounted for 51.8% and 50.4% of revenue for the three months ended September 30, 2012 and 2011, respectively, and 49.3% and 48.3% of revenue for the nine months ended September 30, 2012 and 2011, respectively.  We have four principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated on ninety days advance written notice.

IBM, representing 32.7% and 30.9% of revenue for the three months ended September 30, 2012 and 2011, respectively, and 32.7% and 33.1% of revenue for the nine months ended September 30, 2012 and 2011, respectively, utilizes our suite of services to allow their customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  These contracts are for one-year periods and are renewable annually.  The contracts may be terminated on ninety days advance written notice.

DIRECT INSITE CORP. AND SUBSIDIARIES

Siemens Corporation (“Siemens”) accounted for approximately 4.7% and 10.2% of revenue for the three months ended September 30, 2012 and 2011, respectively, and approximately 5.5% and 10.9% of revenue for the nine months ended September 30, 2012 and 2011, respectively.  Revenue from Siemens for the three and nine months ended September 30, 2012, decreased due to the Company no longer incurring costs, and no longer charging Siemens for the facilitation of scanning services utilized by Siemens.  This change resulted in offsetting decreases in our operating, research and development expenses.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Summary information of the Company’s results of operations for the three months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)

Revenues
Recurring revenues	$1,826	$1,807	$19	1%
Professional services fees and other	342	456	(114)	(25%)

Total Revenues	2,168	2,263	(95)	(4%)

Costs and Expenses
Operations, research and development	928	945	(17)	(2%)
Sales and marketing	585	586	(1)	0%
General and administrative	451	454	(3)	(1%)
Amortization and depreciation	101	74	27	36%

Total Operating Costs and Expenses	2,065	2,059	6	0%

Operating Income	103	204	(101)	(50%)

Other (Expense) Income
Other (expense) income, net	(11)	12	(23)	(192%)

Total Other (Expense) Income, Net	(11)	12	(23)	(192%)

Income Before Provision for Income Taxes	92	216	(124)	(57%)

Provision for Income Taxes	--	--	--	0%

Net Income	$92	$216	$(124)	(57%)

DIRECT INSITE CORP. AND SUBSIDIARIES

For the three months ended September 30, 2012 we had operating income of $103,000, compared to operating income of $204,000 for the three months ended September 30, 2011.  For the three months ended September 30, 2012 we had net income of $92,000, compared to net income of $216,000 for the three months ended September 30, 2011.  The decrease in income for 2012 compared to 2011 is primarily due to a decrease in revenues of approximately $95,000 and a $27,000 increase in depreciation expense primarily related to new equipment purchased at the end of 2011.

For the three months ended September 30, 2012, revenue decreased by $95,000 or 4% from $2,263,000 for the three months ended September 30, 2011 to $2,168,000 for the three months ended September 30, 2012.  The decrease is primarily due to the decrease in startup engineering services revenue from new customers contracted at the end of 2011 as they converted to ongoing IOL services revenue streams, together with the decrease in direct costs related to third-party scanning services no longer charged to Siemens.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Summary information of the Company’s results of operations for the nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Nine Months Ended June 30,
	2012	2011	Increase (Decrease)

Revenues
Recurring revenues	$5,475	$5,385	$90	2%
Professional services fees and other	1,075	1,031	44	4%

Total Revenues	6,550	6,416	134	2%

Costs and Expenses
Operations, research and development	2,890	2,708	182	7%
Sales and marketing	1,727	1,558	169	11%
General and administrative	1,411	1,837	(426)	(23%)
Severance pay to former CEO	--	620	(620)	(100%)
Amortization and depreciation	277	224	53	24%

Total Operating Costs and Expenses	6,305	6,947	(642)	(9%)

Operating Income (Loss)	245	(531)	776	(146%)

Other Expense
Other expense, net	(17)	(192)	175	(91%)

Total Other Expense, Net	(17)	(192)	175	(91%)

Income (Loss) Before Provision for Income Taxes	228	(723)	951	(132%)

Provision for Income Taxes	--	--	--	0%

Net Income (Loss)	$228	$(723)	$951	(132%)

For the nine months ended September 30, 2012 we had operating income of $245,000, compared to an operating loss of $531,000 for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012 we had net income of $228,000, compared to a net loss of $723,000 for the nine months ended September 30, 2011.  The increase in income for 2012 compared to 2011 is primarily due to approximately $620,000 of severance expenses incurred in 2011, an increase in revenues of $134,000 and a decrease in legal fees reflecting non-recurrence of proxy solicitation costs incurred in 2011, offset by increases in sales and marketing and operations, research and development expenses.

For the nine months ended September 30, 2012, revenue increased by $134,000 or 2% from $6,416,000 for the nine months ended September 30, 2011 to $6,550,000 for the nine months ended September 30, 2012.  The increase is primarily due to IOL services revenue and startup engineering services revenue from new customers contracted at the end of 2011, offset by the decrease in direct costs related to third-party scanning services no longer charged to Siemens.

DIRECT INSITE CORP. AND SUBSIDIARIES

Costs of operations, research and development increased by approximately $182,000, or 7%, to $2,890,000 for the nine months ended September 30, 2012 from $2,708,000 for the nine months ended September 30, 2011. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The increase was primarily the result of an increase in labor costs due to the addition of a Vice President of Development and other development staff and development costs as the Company increased engineering and development work related to new customers.

Sales and marketing costs increased by approximately $169,000, or 11%, to $1,727,000 for the nine months ended September 30, 2012 from $1,558,000 for the nine months ended September 30, 2011.  This increase resulted principally from increased labor costs due to the addition of a new Vice President of Sales in the first quarter of 2012, marketing consultant fees and increased trade show and travel expenses, which were incurred to support corporate sales and marketing initiatives.

General and administrative costs decreased by approximately $426,000, or 23%, to $1,411,000 for the nine months ended September 30, 2012 to $1,837,000 for the nine months ended September 30, 2011.  Salaries and related costs decreased by $67,000, legal fees decreased by $183,000, travel decreased by $68,000, other expenses decreased by $128,000, telephone expenses decreased by $6,000 and professional fees decreased by $14,000.  These decreases were offset by increases in accounting fees by $34,000 and insurance expenses by $6,000.

Financial Condition and Liquidity

As of September 30, 2012, the Company had total stockholders’ equity of $3,263,000, working capital of $1,717,000 and an accumulated deficit of $112,142,000.  The Company’s cash increased by $38,000 during the nine months ended September 30, 2012, to $725,000 on hand as of September 30, 2012.

During the nine months ended September 30, 2012, cash provided by operations was $276,000, compared to cash provided by operations of $30,000 for the nine months ended September 30, 2011.  In 2012, cash generated from operations principally reflects the Company’s operating income and non-cash charges of $277,000 for depreciation and amortization, $122,000 for stock based compensation, a $92,000 increase in accounts payable and an increase in deferred revenue of $70,000, offset by a $409,000 increase in accounts receivable, and a $99,000 increase in prepaid expense and other current assets.

Cash provided by operating activities for the nine months ended September 30, 2011 was $30,000, consisting of the net loss of $723,000, increased by non-cash income and expenses of $337,000, including depreciation and amortization of property and equipment of $224,000, stock-based compensation expense of $95,000 and deferred rent expense of $18,000. In addition, accounts receivable increased by $227,000 and prepaid expenses and other assets increased $106,000.  Accounts payable and accrued expenses increased $818,000 and deferred revenue decreased $69,000.

Cash used in investing activities due to expenditures for new equipment was $58,000 for the nine months ended September 30, 2012 and $186,000 for the nine months ended September 30, 2011.

Cash used in financing activities totaled $180,000 for the nine months ended September 30, 2012, reflecting payments on long-term debt and capital leases, compared to cash provided by financing of $65,000 in 2011, reflecting proceeds from the exercise of stock options of $217,000, offset by $152,000 in repayments of equipment loans and capital leases.

The Company believes it has sufficient liquidity available to continue in operation through at least September 2013.

DIRECT INSITE CORP. AND SUBSIDIARIES

Our Critical Accounting Policies

Our critical accounting policies are described in the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Acting Chief Financial Officer concluded that, at September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIRECT INSITE CORP.

/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer	November 14, 2012

/s/ Sandra Wallace
Sandra Wallace, Acting Chief Financial Officer	November 14, 2012