Form 10-K
period 2012-12-31
DIRECT INSITE CORP
filed 2013-03-26
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number: 0-20660

DIRECT INSITE CORP.
(Exact name of registrant as specified in its charter)

Delaware	11-2895590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 East Broward Boulevard, Suite 1550 Fort Lauderdale, Florida	33394
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (631) 873-2900

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001	OTC – BB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained, to the best of Registrant's knowledge, in definitive  proxy or information statements  incorporated  by  reference  in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5,542,342.

As of March 20, 2013, there were 12,491,511 shares of the registrant’s Common Stock outstanding.

DIRECT INSITE CORP.

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

OVERVIEW

Direct Insite Corp., originally named Unique Ventures, Inc., (hereinafter referred to at times as “Direct Insite”, “our”, “we”, or the “Company”) was incorporated under the laws of the State of Delaware on August 27, 1987.  We consummated our initial public offering in 1992.  In May 1990, we changed our name to Computer Concepts, Inc. and in August 2000, we changed our name to Direct Insite Corp.

Our Business

Direct Insite operates as a Software as a Service provider (“SaaS”), providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay and Order-to-Cash processes. Specifically, Direct Insite’s global electronic invoice (“e-invoice”) management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a business-to-business transaction based “fee for services” business model.

Through the automation and workflow of Procure-to-Pay and Order-to-Cash processes and the presentation of invoices, orders, and attachment data via a self-service portal, Direct Insite is helping our customers reduce manual invoice-to-order reconciliation costs, reduce the frequency of inquiries and disputes, improve cash flow, increase competitiveness and improve customer satisfaction.

Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including more than 100 countries, in 35 languages and multiple currencies.  Direct Insite processes more than $125 billion in invoice value annually on behalf of our clients.  Direct Insite processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents, making them accessible on-line with an internet self-service portal.  Suppliers, customers, and internal departments, such as Finance and Accounting or Customer Service users, can easily access their business documents.

Our revenue comes from (i) recurring, on-going services that are billed monthly; and (ii) non-recurring, professional services derived from the configuration of our software platform.

HP Enterprise Services (“HP”) accounted for approximately 49% and 48% of revenue for the years ended December 31, 2012 and 2011, respectively. We have four principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated on ninety days advance written notice.  In February 2013, we were notified by HP that one of its customers, representing approximately 14% and 18% of our revenue for the years ended December 31, 2012 and 2011, respectively, was terminating its contract with HP, thus HP is terminating this individual contract with us effective March 31, 2013.  We are in active negotiations with HP and HP’s customer to continue providing a portion, if not all, of the level of services historically provided.

International Business Machines, Inc. (“IBM”), representing approximately 33% of revenue for each of the years ended December 31, 2012 and 2011, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  These contracts are for one-year periods and are renewable annually.  The contracts may be terminated on ninety days advance written notice.

Siemens Corporation (“Siemens”) accounted for approximately 5% and 11% of revenue for the years ended December 31, 2012 and 2011, respectively. Revenue from Siemens for the year ended December 31, 2012, decreased due to the Company no longer incurring costs, and no longer charging Siemens for the facilitation of scanning services utilized by Siemens.  This change resulted in offsetting decreases in our operations, research and development expenses.

PRODUCTS AND SERVICES

Direct Insite specializes in the automation of financial supply chain best practices within the Procure-to-Pay and Order-to-Cash processes.  Direct Insite provides its SaaS and also offers specialized engineering support to implement its solutions to meet each client’s individual needs.  The following are Direct Insite’s primary service offerings:

●	Procure-to-Pay: e-invoice Management for Accounts Payable
●	Order-to-Cash: e-invoice Management for Accounts Receivable

Procure-to Pay: e-invoice Automation for Accounts Payable

Direct Insite’s e-invoice Management for Accounts Payable increases accounts payable productivity by streamlining and automating manual supplier invoice validation, inquiry and approval processes.

Direct Insite’s Procure-to-Pay service is focused on providing the following significant business benefits:

●	Eliminate manual invoice validation processes
●	Improve on-time payments and the ability to capture early payment discounts
●	Increase supplier e-invoice submission
●	Reduce Accounts Payable call center traffic
●	Enhance supplier relationships and overall ease of business

Supplier Self-Service Portal

Direct Insite’s Procure-to-Pay service offering includes a supplier self-service portal and e-invoice presentment capability that is able to reduce call center traffic by resolving inquiries without human intervention.  Direct Insite’s online portal allows suppliers to access their invoice status, invoice line items, attachments, payment status, and other relevant billing information on their own time, at any time and without having to call or wait for support.

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

Order-to-Cash: e-invoice Automation for Accounts Receivable

Direct Insite’s e-invoice Management for Accounts Receivable service offering generates a dynamic electronic invoice that facilitates customer analysis, dispute resolution, approval and payment.  The benefits include lower invoicing costs, more timely payment and improved customer satisfaction.

Direct Insite’s Order-to-Cash service offering is focused on providing the following significant business benefits:

●	Reduce paper invoicing costs
●	Eliminate manual invoice reconciliation, preparation and consolidation processes
●	Reduce Accounts Receivable call center traffic
●	Reduce customer disputes and inquiries
●	Reduce Days Sales Outstanding
●	Improve overall cash flow
●	Increase customer satisfaction and competitive advantage

Invoice Compliance and Validation

Direct Insite’s Order-to-Cash solution allows for a preliminary invoice workflow process that automatically validates Accounts Receivable invoices against source billing documents to ensure the invoice is compliant and accurate before the invoice is finalized and distributed to the customer for payment.  During the preliminary invoice validation cycle, invoice exceptions are flagged and automatically processed for resolution.  Once the invoices have been finalized, they can be released for payment.

Invoice Attachment Processing

Direct Insite enables billers to distribute electronic attachments with their invoice to proactively provide the supporting documentation often required by their clients’ Accounts Payable departments.  Invoice attachments are then presented online within an easily accessible self-service portal.  This facilitates the reconciliation process for the customer and makes for more timely payments.

Invoice Distribution and Self-Service Portal Presentment

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

Invoice Payment

Direct Insite supports electronic payment of invoices using a number of financial instruments including major credit card and Automated Clearing House (“ACH”) transactions.  In order to support credit card payment, it is required that the service provider is Payment Card Industry Data Security Standard (“PCI DSS”) complaint.  PCI DSS is a set of strict requirements designed to ensure that all companies that process, store or transmitcredit card information maintain a secure environment.  Direct Insite is PCI DSS compliant.

Reporting and Data Analysis

Our Order-to-Cash service can store multiple years of online invoice, line item, dispute status, and payment history to generate online reporting and data analysis.  Customers can use the self-reporting capability to track their spending or produce detailed usage reports.  Internal Finance and Accounting administrators are able to perform online reporting to track scheduled payments or forecast inbound cash flow.

Audit and Traceability

Direct Insite’s Procure-to-Pay and Order-to-Cash service offerings support a complete audit log whereby all internal and external user actions are logged, tracked and presented in views of user activity history.  At any time, authorized administrators can review online user activity and monitor user adoption.

SALES AND MARKETING

Channels to Market

Direct Insite has two primary marketing channels: (i) direct: through our sales representatives; and (ii) indirect: through strategic partners, like HP.  These channels are supported by a technical sales support group.

Direct

Our direct sales organization consists of senior sales associates complemented by sales support resources.  The sales associates and support resources are primarily responsible for qualifying direct opportunities.  Sales associates engage in direct sales activities that include business value analysis and alignment, capabilities demonstrations, sales forecasting, procurement and contract management.  Direct Insite’s executive management team is actively involved with and complements Direct Insite’s direct sales organization.

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

We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage.  As of December 31, 2012, our research and development group consisted of 28 employees.  Further, when needed, we retain the services of independent professional consultants.  We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position.  For the years ended December 31, 2012 and 2011, research and development expenses were approximately $2,440,000 and $2,052,000, respectively.  We believe that continued investments in research and development are required in order to remain competitive.

COMPETITION

We believe our competitors may provide some or all of the services we provide to the marketplace.  Our competitors offer some of the various components or functions in Accounts Receivable Automation, Accounts Payable Automation and Payments processing.  Our primary competitors include Kofax/170 Systems, OB10, Basware Corporation, JPMorgan Xign (a subsidiary of JPMorgan Chase), Ariba, Inc., and Bottomline Technologies, among others.

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

EMPLOYEES

We had 45 employees, of which 42 were full-time, all in the United States, including 35 in production, development and technical support, 4 in marketing, sales and support services, and 6 in corporate finance and administration.  Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel.  We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.

INTELLECTUAL PROPERTY

We rely on proprietary knowledge and employ various methods, including confidentiality agreements, to protect our software code, concepts, ideas and documentation of our proprietary technology.  We have a federally registered patent “dbExpress”, a data mining tool which expires in 2013.  The expiration of the patent will have no impact on our business as we are no longer in the data mining industry.

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

AVAILABLE INFORMATION

We make available free of charge our filings with the Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Copies of our filings with the SEC are also available on the SEC’s website at www.sec.gov.

At December 31, 2012, our principal executive office was located at 13450 West Sunrise Boulevard, Suite 510, Sunrise, Florida 33323.  In February 2013, our principal executive office was relocated to 500 East Broward Boulevard, Suite1550, Fort Lauderdale, Florida 33394.  Our telephone number is (631) 873-2900.  Our website is www.directinsite.com.  The information on, or that can be accessed through, our website is not incorporated by reference into this annual report and should not be considered to be a part of this annual report.

Item 1A.	RISK FACTORS

Not Applicable.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.	DESCRIPTION OF PROPERTIES

As of December 31, 2012, we maintained leased facilities in the locations listed below:

				Annual
Description	Location	Square Footage	Lease Term	Rental Cost
Corporate office	Sunrise, FL	3,284	09/14/09 – 01/31/13	$98,520
Corporate office	Ft. Lauderdale, FL	5,806	03/01/13 – 08/31/18	$98,000
Co-location facility	Santa Clara, CA	Note 1	12/01/12 – 11/30/15	$45,408
Co-location facility	Miami, FL	Note 1	12/01/12 – 11/30/15	$154,212

Note 1. The co-location facilities in Santa Clara, California and Miami, Florida provide rack space for our computer equipment and the rental is not based on square footage used.

Item 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business, and no such proceedings are contemplated.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “DIRI”.  The following table sets forth the high and low sales prices for our common stock by the quarters indicated:

	Closing Stock Price
	High	Low
Year ended December 31, 2012:
1st Quarter	$0.94	$0.71
2nd Quarter	$0.88	$0.65
3rd Quarter	$0.76	$0.65
4th Quarter	$1.22	$0.65

Year ended December 31, 2011:
1st Quarter	$0.74	$0.52
2nd Quarter	$1.25	$0.60
3rd Quarter	$1.33	$0.95
4th Quarter	$1.15	$0.52

(b)           As of March 20, 2013 there were 2,504 shareholders of record of our common stock.

(c)           In 2012 and 2011, the Company paid no dividends to shareholders. Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions.  It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Item 6	SELECTED FINANCIAL DATA

Not Applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated under the laws of the State of Delaware on August 27, 1987.  We consummated our initial public offering in 1992.  In May 1990, we changed our name to Computer Concepts, Inc., and in August 2000, we changed our name to Direct Insite Corp.

Direct Insite operates as an SaaS, providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay and Order-to-Cash processes. Specifically, Direct Insite’s global e-invoice management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a business-to-business transaction based “fee for services” business model.

Through the automation and workflow of Procure-to-Pay and Order-to-Cash processes and the presentation of invoices, orders, and attachment data via a self-service portal, Direct Insite is helping our customers reduce manual invoice-to-order reconciliation costs, reduce the frequency of inquiries and disputes, improve cash flow, increase competitiveness and improve customer satisfaction.

Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including more than 100 countries, in 35 languages and multiple currencies.  Direct Insite processes more than $125 billion in invoice value annually on behalf of our clients.  Direct Insite processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents, making them accessible on-line with an internet self-service portal.  Suppliers, customers, and internal departments, such as Finance and Accounting or Customer Service users, can easily access their business documents.

HP accounted for approximately 49% and 48% of revenue for the years ended December 31, 2012 and 2011, respectively. We have four principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated on ninety days advance written notice. In February 2013, we were notified by HP that one of its customers, representing approximately 14% and 18% of our revenue for the years ended December 31, 2012 and 2011, respectively, was terminating its contract with HP, thus HP is terminating this individual contract with us effective March 31, 2013.  We are in active negotiations with HP and HP’s customer to continue providing a portion, if not all, of the level of services historically provided.

IBM, representing 33% of revenue for each of the years ended December 31, 2012 and 2011, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  These contracts are for one-year periods and are renewable annually.  The contracts may be terminated on ninety days advance written notice.

Siemens accounted for approximately 5% and 11% of revenue for the years ended December 31, 2012 and 2011, respectively. Revenue from Siemens for the year ended December 31, 2012, decreased due to the Company no longer incurring costs, and no longer charging Siemens for the facilitation of scanning services utilized by Siemens.  This change resulted in offsetting decreases in our operating, research and development expenses.

SEASONALITY/QUANTITY FLUCTUATIONS

Revenue from SaaS ongoing services generally is not subject to fluctuations or seasonal flows.  However, revenue derived from custom engineering services have a significant tendency to fluctuate based on customer demand.

Other factors, including, but not limited to, new service introductions, domestic and global economic conditions, customer budgetary considerations, and the timing of product upgrades may create fluctuations.  As a result, our operating results for any quarter are not necessarily indicative of results for any future period.

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
●
changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company’s consolidated results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.  We have discussed the application of these critical accounting policies with our Audit Committee.  The following critical accounting policies are not intended to be a comprehensive list of all of the Company’s accounting policies or estimates.

Revenue Recognition

We record revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”), and SEC Staff Accounting Bulletin Topic 13, Revenue Recognition in Financial Statements.  Revenue is recognized when it is both earned and realizable, that is, when the following criteria are met:

●	persuasive evidence of arrangements exist;
●	delivery has occurred or services have been rendered;
●	the seller’s price is fixed and determinable; and
●	collectability is reasonably assured.

The following are the specific revenue recognition policies for each major category of revenue.

Recurring (Ongoing Services)

We provide transactional data processing services through our SaaS software solutions to our customers.  The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes. Revenue is recognized as the services are provided.

Non-Recurring (Professional Services)

We provide non-recurring engineering services to our customers, which may include initial or additional development, modification, and customization services to our software platform.  Such services are billed based on: (i) hourly rates; or (ii) milestone billings.  For hourly billed services, revenue is recognized when work is performed.  For milestone billed services, revenue is recognized when the project milestone has been accepted by the customer. We do not sell software licenses, upgrades or enhancements, or post-contract customer services.

Income Taxes

We account for income taxes using the asset and liability method.  This method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates.  Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  We review positive and negative evidence in conjunction with our expected taxable income for future periods to determine if it is more likely than not that it will be able to utilize the tax benefits related to net operating loss carry-forwards in future tax years.

In addition, we expect to provide a valuation allowance on the remaining future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the remaining assets, or other significant positive evidence arises that suggests our ability to utilize the remaining assets.

The future realization of a portion of the reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid-in capital. We will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.

Stock-Based Compensation

We account for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of our common stock options are estimated using the Black Scholes option-pricing model, in which we make assumptions regarding the following inputs to the model:

●	expected volatility,
●	dividend rate,
●	risk free interest rate; and
●	the expected life.

We calculate the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluate the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as Direct Insite does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.

We have not experienced significant exercise activity on stock options. Due to the lack of historical information, we determined the expected term of its stock option awards issued using the simplified method.  The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires.  We expense stock-based compensation by using the straight-line method.

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

Impairment of Long-Lived Assets

ASC 360, Plant, Property, and Equipment (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  We account for our long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment.  It is our policy to review the value assigned to the Company’s long lived assets, to determine if they have been permanently impaired by adverse conditions whenever events or circumstances indicate the related carrying amount may not be recoverable.  If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.

In order to test for recoverability, we would compare the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.

RESULTS OF OPERATIONS

The following is a summary of our operating results for the years ended December 31, 2012 and 2011(in thousands):

	2012	2011	$ Variance	% Variance

Revenues
Recurring	$7,374	$7,194	$180	2.5%
Non-recurring	1,440	1,371	69	5.0%
Total Revenues	8,814	8,565	249	2.9%

Operating Costs and Expenses
Operations, research and development	3,783	3,757	26	0.7%
Sales and marketing	2,365	2,184	181	8.3%
General and administrative	1,965	2,395	(430)	-18.0%
Severance pay to former CEO	--	620	(620)	-100.0%
Amortization and depreciation	375	305	70	23.0%

Total Operating Costs and Expenses	8,488	9,261	(773)	-8.3%

Operating Income (Loss)	326	(696)	1,022	146.8%

Other (Income) Expense
Reimbursed proxy costs	--	181	(181)	-100.0%
Interest expense, net	11	13	(2)	-15.4%
Other (income) expense, net	24	(118)	142	-120.3%

Total Other Expense, Net	35	76	(41)	-53.9%

Income (Loss) Before Provision for Income Taxes	291	(772)	1,063	137.7%

Provision for (Benefit from) Income Taxes	(174)	1,885	(2,059)	-109.2%

Net Income (Loss)	$465	$(2,657)	3,122	117.5%

Revenues

For the year ended December 31, 2012, revenue increased $249,000, or 2.9%, to $8,814,000 compared to revenue of $8,565,000 in 2011.  Recurring revenue increased $180,000, or 2.5%, to $7,374,000 in 2012 from $7,194,000 in 2011 primarily due to new customers contracted at the end of 2011 and throughout 2012.  Non-recurring revenue increased $69,000, or 5.0%, to $1,440,000 in 2012 from $1,371,000 in 2011 primarily due to startup engineering services revenue from new customers contracted at the end of 2011 and throughout 2012, partially offset by the elimination of third-party scanning services no longer charged to Siemens.

Operating Costs and Expenses

Costs of operations, research and development increased by $26,000, or 0.7%, to $3,783,000 for the year ended December 31, 2012 compared to $3,757,000 in 2011.  These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The increase was primarily the result of the addition of a Vice President of Development and other development staff and development costs as we increased engineering and development work related to new customers, partially offset by a decrease in costs of third-party scanning services no longer charged to Siemens.

Sales and marketing costs were $2,365,000 for the year ended December 31, 2012, an increase of $181,000, or 8.3%, compared to $2,184,000 in 2011.  This increase resulted principally from increased labor costs due to the addition of a new Vice President of Sales in the first quarter of 2012, marketing consultant fees and increased trade show and travel expenses, which were incurred to support corporate sales and marketing initiatives.

Severance pay to our former Chief Executive Officer totaled approximately $620,000 during 2011.  No such costs were incurred in 2012.

General and administrative costs decreased $430,000, or 18.0%, to $1,965,000 for the year ended December 31, 2012, compared to $2,395,000 in 2011.  Salaries and related costs decreased $125,000, or 15.2%, to $698,000 in 2012 compared to $823,000 in 2011 primarily due to lower officer compensation.  Legal fees decreased by $184,000, or 60.1%, to $123,000 in 2012, compared to $306,000 in 2011 primarily due to proxy solicitation costs that were incurred in 2011.  Travel and entertainment expense decreased $40,000, or 16.4% to $204,000 in 2012, compared to $244,000 in 2011 primarily due to reduced spending in 2012.  Accounting and professional fees increased by $22,000, or 14.6%, to $173,000 in 2012, compared to $151,000 in 2011 primarily due to enhancements to our internal controls related to financial reporting.  Insurance increased $19,000, or 14.7% to $148,000 in 2012, compared to $129,000 in 2011.  All other general and administrative costs decreased by $123,000 in 2012 compared to 2011.

Depreciation and amortization expense increased $70,000, or 23.0%, to $375,000 for the year ended December 31, 2012 compared to $305,000 in 2011, primarily due to new equipment purchases in the year ended December 31, 2012.

Other (Income) Expense

Other expense, net for the year ended December 31, 2012 was $24,000 compared to other income, net of $118,000 in 2011, a decrease of $142,000. Interest expense, net for the year ended December 31, 2012 and 2011 was $11,000 and $13,000, respectively, primarily consisting of interest on equipment notes and capital leases.  We incurred approximately $181,000 in 2011 related to proxy solicitation.  No such costs were incurred in 2012.

Net Income (Loss)

For the year ended December 31, 2012 we had operating income of $326,000, compared to an operating loss of $696,000 for the year ended December 31, 2011, an increase of $1,022,000.  For the year ended December 31, 2012, we had net income of $465,000 compared to a net loss of $2,657,000 for the year ended December 31, 2011, an increase of $3,122,000.  The increase in income for 2012 compared to 2011 is principally due to approximately $620,000 of severance expenses in 2011 and a decrease in third-party legal fees due to the non-recurrence of proxy solicitation costs incurred in 2011, along with a $174,000 income tax benefit.

Financial Condition and Liquidity

As of December 31, 2012, the Company had total stockholders’ equity of $3,541,000, working capital of $1,895,000 and an accumulated deficit of $111,905,000.  The Company’s cash increased by $411,000 during the year ended December 31, 2012, to $1,098,000 on hand as of December 31, 2012.

Cash provided by operating activities for the year ended December 31, 2012 was $722,000, and consisted of: (i) net income of $465,000; (ii) non-cash charges for amortization and depreciation of $375,000; (iii) non-cash stock-based compensation expense of $163,000; (iv) anincrease in accounts payable and accrued liabilities of $58,000; and (v) an increase in deferred revenue of $41,000; partially offset by (i) a non-cash benefit related to deferred taxes of $147,000; (ii) an increase in accounts receivable of $121,000; (iii) an increase in prepaid expenses of $104,000; and (iv) a non-cash benefit related to deferred rent of $8,000.  Cash used in operations for the year ended December 31, 2011of $806,000, consisted of:(i) net loss of $2,657,000; (ii) an increase in accounts receivable of $243,000; (iii) an increase in prepaid and other assets of $97,000; (iv) a decrease in deferred revenue of $69,000; and (v) a decrease in accounts payable and accrued expenses of $41,000; partially offset by:(i) non-cash charge related to deferred taxes of $1,840,000; (ii) non-cash charges for amortization and depreciation of $305,000; (iii) non-cash charges relatedto stock-based compensation expense of $126,000; and (iv) non-cash charge related to deferred rent expense of $30,000.

Cash used in investing activities was $70,000 and $234,000 for the years ended December 31, 2012 and 2011, respectively, due to expenditures for new equipment.

Cash used in financing activities totaled $241,000 for the year ended December 31, 2012, reflecting payments on capital leases of $178,000 and long-term debt of $63,000. Cash provided by financing activities of $20,000 in 2011, included $217,000 from the exercise of stock options partially offset by repayments of long-term debt of $166,000 and capital leases of $31,000.

As a result of these operating, investing and financing activities, cash increased by $411,000 to $1,098,000 at December 31, 2012, compared to a cash decrease of $1,020,000 to $687,000 at December 31, 2011.

The Company’s primary source of liquidity is cash generated from operations.  We believe that our current cash balance along with cash generated from operations, will meet our liquidity needs for the next twelve months.  No assurances can be given, however, that this will be the case.  Should we require more liquidity than our current cash balances and cash generated from operations will provide, we believe we could obtain additional liquidity through debt or equity financing.

Net Operating Loss Carry Forwards

At December 31, 2012, the Company had federal and state net operating loss carry-forwards (“NOLs”) remaining of approximately $27 million and $20 million, respectively, which may be available to reduce federal taxable income, if any.  These NOLs will expire through 2031.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2012, we performed an evaluation as to whether a change in control had taken place.  We believe that there has been no change in control as such applies to Section 382.  If it is determined that a change in control has taken place, utilization of its NOLs will be subject to severe limitations in future periods, which would have the effect of eliminating substantially all of the future income tax benefits of the NOLs.

During 2012, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded it is more likely than not that approximately $1,174,000 of tax benefits relating to NOLs will be utilized.  Accordingly, the company recorded a tax benefit in the amount of $174,000 during the year ended December 31, 2012.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). The term disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2012, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment and those criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls during the quarter ended December 31, 2012, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of March 20, 2013, the names, ages and positions of the directors, executive officers and key employees of the Company are as follows:

			Director
Name	Age	Position	Since
Philip Summe	43	Chairman of the Board	2011
James A. Cannavino(3)	68	Director	2000
Paul Lisiak(1)(2)(3)	39	Director	2012
Thomas C. Lund(2)(3)	69	Director	2011
John J. Murabito(1)(3)	57	Director	2011
Matthew E. Oakes	50	President, Chief Executive Officer and Director	2011
Craig W. Thomas(1)(2)	38	Director	2011
Jeff Yesner	42	Chief Financial Officer, Secretary and Treasurer
Arnold Leap	45	Executive Vice President Channel Sales and Chief Technology Officer
Joan Doyle Foley	54	Vice President Sales

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Governance and Nominating Committee

Philip Summe has been our Chairman of the Board since May 2012 and a director since May 2011.  Mr. Summe is the Portfolio Manager of Crossfields Capital Management, a firm he founded in 2005 which invests in small-cap, deep-value companies.  From 2002 to 2004, Mr. Summe was a General Partner for Gabriel Venture Partners, a venture capital fund focused on leading investments in technology companies.  At Gabriel, Mr. Summe led and structured investments, including in LVL7 Systems, Inc., where he served as chairman of the board.  From 1998 to 2001, Mr. Summe was a Principal with J.P. Morgan Partners (formerly Chase Capital Partners) and Flatiron Partners where he led the software initiatives and served on numerous boards.  From 1996 to 1998, Mr. Summe was an investment banker with Deutsche Morgan Grenfell’s technology investment banking group.  He provided financing and M&A advice to companies.  From 1991 to 1994, Mr. Summe was a Senior Consultant with Accenture and worked for Convergys Systems from 1989 to 1991.  Mr. Summe received an MBA with Honors from the University of Chicago Graduate School of Business and a BS in Applied Physics with Honors from Xavier University.  Mr. Summe brings to our Board experience investing in and growing small cap companies, as well as a background in technology finance.  His experience of several years of soliciting views of stockholders on behalf of Owners Research Group also make him an effective voice for stockholder interests.

James A. Cannavino has been a director since March 2000, served as Chairman of the Board from March 2000 to May 2011 and as Chief Executive Officer from December 2002 to May 2011.  From September 1997 to April 2000 he was the non-executive Chairman of Softworks, Inc. (a then wholly owned subsidiary of the Company), which went public and was later sold to EMC.  Mr. Cannavino was also the Chief Executive Officer and Chairman of the Board of Directors of CyberSafe, Inc., a corporation specializing in network security, from April 1998 to July 2001.  In August, 1995, he was appointed as President and Chief Operating Officer of Perot Systems Corporation and in 1996 was elected to serve as Chief Executive Officer through July 1997.  .  Prior to that, he served as a Senior Vice President at IBM, responsible for strategy and development.  Mr. Cannavino held various positions at IBM for over thirty years beginning in 1963. He also served on the IBM Corporate Executive Committee and Worldwide Management Council, and on the Board of IBM’s integrated services and solutions company.  Mr. Cannavino presently serves on the Boards of the National Center for Missing and Exploited Children, the International Center for Missing and Exploited Children, and Verio.  He recently was Chairman of the Board of Marist College in Poughkeepsie, New York and continues to serve on the Board.  Mr. Cannavino brings to our Board knowledge and experience regarding our history and operations and, generally, the computer software industry, finance and capital markets.

Paul Lisiak is a Managing Director of Metropolitan Venture Partners, a venture capital firm he co-founded in 1999.  In his role, Mr. Lisiak negotiates and manages investments, as well as oversees the financial and operational management of the firm.  Mr. Lisiak is also the Managing Partner of Metropolitan Equity Partners, which employs a special situation investment strategy with a particular focus on financial services. Prior thereto, he was a member of the Global High Yield team at Lazard Asset Management.  Mr. Lisiak received a BA in Economics from the University of Pennsylvania.  He currently serves as a board member of Capital Payments and Creditmax Holdings and is the chairman of Reed Energy.  Mr. Lisiak brings to our Board experience in finance and management oversight, as well as the perspective of the Company’s largest outside stockholder, whom he represents.

Thomas C. Lund has been a director since May 2011 and is the founder and Chief Executive Officer of Lund Capital Group, a private commercial real estate company that has holdings in various regions across the U.S.  Prior to founding Lund Capital Group in 2000, Mr. Lund, in 1981, founded Customer Development Corporation (CDC), a company specializing in database management and marketing for financial institutions and other various companies around the world and that he sold in 1998.  Mr. Lund is widely known as a pioneer of database marketing.  In 1987, CDC was honored by Inc. Magazine as the 8th fastest growing privately held company in the country.  Mr. Lund, who is credited worldwide with many technical and creative innovations in the database marketing industry, also received the coveted “High-Tech Entrepreneur of the Year” award by Entrepreneur Magazine.    In addition to Mr. Lund’s business interests, he and his wife are active philanthropists. Mr. Lund brings to the Board extensive experience in marketing and business growth, which is especially important as the Company seeks to expand its customer base.

John J. Murabito has been a director since May 2011 and served as Chairman of the Board from May 2011 to May 2012.  From November 2001 through February 2011, Mr. Murabito was Chief Executive Officer of Hapoalim Securities USA, Inc. and its predecessor companies, including Investec (US) Inc., an affiliate of the Investec Group, an international banking group.  In his role as CEO of Investec (US) Inc., Mr. Murabito oversaw a firm with approximately 1,000 employees and $1 billion of assets.  Mr. Murabito successfully restructured the company’s US operations, including the acquisition and disposition of businesses, to enhance stockholder value.  Mr. Murabito was a Managing Director in Information Technology at the National Securities Clearing Corporation and served as deputy CIO for this essential US securities industry clearing utility.  Previously, Mr. Murabito was a general partner in the investment advisor Weiss Peck & Greer responsible for information technology and portfolio administration.  Mr. Murabito spent ten years with the investment bank Dillon Read & Company, including as Chief Information Officer.  Mr. Murabito earned an MBA from the Wharton School at the University of Pennsylvania.  Mr. Murabito’s nearly thirty years of experience with investment banking and operations bring to the Board strong and effective knowledge of corporate governance, executive management and finance.

Matthew E. Oakes was appointed to the position of Chief Executive Officer on May 25, 2011 and has served as President since March 2009.  He previously held the position of Executive Vice President and Chief Operating Officer from August 2006, and Executive Vice President – Client Services since November of 2002.  Prior to his joining the Company, Mr. Oakes served for three years as the Chief Operating Officer for Direct Media Networks a New York based e-commerce and technology company.  He held executive positions in Westinghouse Communities Inc. including Managing Director of Operations.  Mr. Oakes received a Juris Doctorate of Law from Nova Southeastern University and a Bachelor’s Degree in Business from Cornell University.  Prior to attending Cornell University, he served with the United States Marine Corps in the Special Operations Group of the 3rd Marine Division and as a Marine Drill Instructor at the Marine Corp Recruit Depot, Paris Island, South Carolina.  As President and Chief Executive Officer, Mr. Oakes brings to the Board an intimate knowledge of the Company’s business and a management perspective.

Craig W. Thomas has been a director since May 2011 and is a co-founder of Shareholder Advocates for Value Enhancement (S.A.V.E.) and a Managing Member of S.A.V.E. Partners III, LLC and S.A.V.E. Partners IV, LLC.   Mr. Thomas served as Director of Research at S.A.C. Capital Advisors from 2007 to 2008 and was a Portfolio Manager at S.A.C. Capital Advisors from 2005 to 2007.  Mr. Thomas was a Director at CR Intrinsic Investors, an affiliate of S.A.C. Capital Advisors, from 2004 to 2005, and he was a Research Analyst at S.A.C. Capital Advisors from 2003 to 2004.  Prior to earning his MBA, Mr. Thomas was an Analyst at Goff Moore Strategic Partners and Rainwater, Inc. from 1999 to 2001 and an Associate at The Boston Consulting Group, Inc. from 1997 to 1999.  Mr. Thomas is a former director of Laureate Education, Inc. Mr. Thomas earned his A.B. at Stanford University and earned his MBA from the Graduate School of Business at Stanford University.  Mr. Thomas brings to the Board valuable experience in investment management, public company oversight and stockholder advocacy.

Executive Officers

Jeff Yesner, joined Direct Insite, as its Chief Financial Officer, Secretary and Treasurer in December 2012.   Prior to joining the Company, since July 2012, Mr. Yesner was a consultant with Steven Douglas Associates, working as an interim chief financial officer for a consumer products manufacturer and distributor.  From September 2011 through July 2012, Mr. Yesner was Chief Financial Officer of Options Media Group Holdings, Inc. (OTCBB: OPMG), a leading provider of mobile applications software.  Before that, from July 2006 through August 2011, he was first the Vice President of Finance and then Chief Accounting Officer of Medical Staffing Network Holdings, Inc., one of the largest diversified healthcare staffing companies in the United States.  Mr. Yesner is a Certified Public Accountant.

Arnold Leap has been Executive Vice President and Chief Technology Officer since November 2000.  Since January 2012 Mr. Leap has served in the additional role of EVP Channel Sales, and prior to that served as EVP Sales and Marketing.  From March 1998 until November 2000 he held the position of Chief Information Officer.  Mr. Leap originally was hired in February 1997 as the Company’s Director of Development and Engineering and held the position until March 1998.  Prior to his joining Direct Insite, Mr. Leap was the MIS Manager/Director of AMP Circuits, Inc., and a subsidiary of AMP, Inc. from 1993 to February 1997.  His responsibilities at AMP Circuits, Inc. included day-to-day information systems operation as well as the development and implementation of a consolidated ERP and financial system.  Mr. Leap earned his Bachelor’s Degree from New York Institute of Technology with a major in Computer Science and a minor in Business Administration.

Key Employees

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

Term of Office and Family Relationships

Our Board of Directors consists of three classes of directors: (i) Class I directors; (ii) Class II directors; and Class III directors. All directors hold office until the next annual meeting of shareholders where directors of their respective classes are to be elected or until their respective successors are elected or until their earlier death, resignation or removal.  Executive officers are appointed by and serve at the discretion of our Board of Directors.  There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC reports of their ownership of, and transactions in, the Company's common stock.  The Company has determined that, during the fiscal year ended December 31, 2012, Messrs. Lisiak and Yesner inadvertently failed to file a Form 3; and Messrs. Oakes, Leap and Yesner inadvertently failed to file a Form 4 to report one grant of options.  In addition each of the Company’s non-management directors inadvertently failed to file a Form 4 to report one annual grant of restricted stock and four quarterly grants of stock received in lieu of cash director fees.  The Company has also determined that during the fiscal year ended December 31, 2011, each of the Company’s non-management directors inadvertently failed to file a Form 4 to report one annual grant of restricted stock and four quarterly grants of stock received in lieu of cash director fees.  All of these filings have now been made.

Code of Ethics

Direct Insite adopted a Corporate Code of Business Ethics in 2004 that applies to all employees, officers and directors.  It is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like.  In addition, in 2005 the Company adopted an additional “Code of Ethics – Chief Executive and Chief Financial Officers” to comply with the Sarbanes-Oxley Act and the regulations of the SEC.  This code is posted on our internet website at http://www.directinsite.com/code-of-ethics/.

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has determined that each Director who serves on the Audit Committee is independent, as that term is defined by NASDAQ Listing Rule 5605(a)(2).  From January 1, 2012 to May 21, 2012, the Audit Committee consisted of Philip Summe, Craig Thomas (Chairman), and John Murabito.  From May 21, 2012 to December 31, 2012, the Audit Committee consisted of Paul Lisiak, Craig Thomas, and John Murabito (Chairman).  The Board has determined that Messrs. Murabito, who currently serves as Chairman of the Audit Committee, Lisiak and Thomas each qualify as an Audit Committee financial expert, as that term is defined in applicable regulations of the SEC.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation with respect to the Principal Executive Officer (“PEO”) and each of the Company’s other two most highly compensated executive officers of the Company who were serving as of December 31, 2012.

Summary Compensation Table
					All
					Other
				Options	Compen-
		Salary	Bonus	Awards	sation	TOTAL
Name	Years	($)	($)	($)(1)	($)(2)	($)
Matthew E. Oakes President, Chief Executive Officer, (PEO)(3)	2012	$275,000	$42,020	$223,200	$27,000	$567,220
	2011	$218,750	$50,000	$15,525	$10,650	$294,925
Arnold Leap EVP Channel Sales, Chief Technology Officer	2012	$200,000	$16,000	$8,550	$38,833	$263,383
	2011	$208,333	$5,000	$–	$9,600	$222,933
Jeff Yesner Chief Financial Officer(4)	2012	$7,708	$–	$26,800	$–	$34,508
Sandra Wallace (VP Finance and Former Chief Financial Officer)(5)	2012	$160,000	$–	$22,800	$–	$182,800
	2011	$44,923	$4,000	$–	$–	$48,923

1.
This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.  See assumptions used in determining the fair value in Note 6 to the consolidated financial statements.

2.	All other compensation includes the following for each of the executives:
-	Mr. Oakes: In 2012, the amount was for a corporate apartment valued at $27,000. In 2011, the amount was for a car allowance including insurance valued at $10,650.
-	Mr. Leap: In 2012,the amount was for commissions of $29,233 and a car allowance including insurance of $9,600. In 2011, the amount was for a car allowance including insurance of $9,600.
3.	Mr. Oakes was appointed Chief Executive Officer on May 25, 2011 and President on March 18, 2009. Mr. Oakes does not receive compensation for his service as a Director of the Company.
4.	Mr. Yesner was appointed Chief Financial Officer, Secretary and Treasurer on December 17, 2012.
5.
Ms. Wallace was appointed Vice President Finance and Acting Chief Financial Officer on September 21, 2011 and resigned on December 17, 2012.  All of the options awarded to Ms. Wallace were forfeited in 2012.

Employment Agreements

The Company has an employment agreement with Mr. Oakes, our Chief Executive Officer and President, for a two-year term effective January 1, 2012 through December 31, 2013.  The agreement provides for a base salary of $22,917 per month, annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and EBIT targets, and discretionary bonuses.  The agreement further provides for a January 1, 2012 grant of options to purchase an aggregate of 360,000 shares of common stock of the Company, at an exercise price of $1.15 per share, 90,000 of such options vested on the twelve-month anniversary of the date of grant and the remaining options will vest in equal monthly installments beginning on the thirteen-month anniversary of the date of grant and concluding on the four-year anniversary of the date of grant.  In addition, the Company agreed to reimburse Mr. Oakes for up to $25,000 of expenses incurred in connection with his relocation to the Company’s headquarters in Fort Lauderdale, Florida.  The agreement also provides for reimbursement of certain out-of-pocket expenses and certain severance benefits in the event of termination prior to the expiration date.  If Mr. Oakes is terminated without cause or resigns from employment for “good reason” (as defined within Mr. Oakes’ employment agreement), he would receive one-year of base salary and COBRA coverage at our expense for the number of months he receives severance payments.

On April 5, 2012, the Compensation Committee of the Board of Directors agreed that the Company would continue to make lease payments on the corporate apartment located in Ft. Lauderdale, Florida and utilized by Mr. Oakes, through the date of termination of such lease, which was extended to May 2013, in lieu of the Company’s reimbursement of up to $25,000 of relocation expenses as originally provided in the Agreement.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for the named executives as of December 31, 2012:

	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable		Number of Securities Underlying Unexercised Options - Unexercisable		Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Matthew E. Oakes	22,500	(1)	--		--	$1.15	08/16/2016
Matthew E. Oakes	--		360,000	(2)	--	$1.15	01/01/2017
Jeff Yesner	--		40,000	(3)	--	$1.15	12/17/2017
Arnold Leap	--		15,000	(4)	--	$1.15	05/21/2017

(1)	These options were fully vested on December 31, 2011.
(2)	These options vest over a four-year period with: (i) 90,000 vesting on January 1, 2013, and (ii) 7,500 vesting each month over a 36-month period from February 1, 2013 through January 1, 2016.
(3)
These options vest over a four-year period with: (i) 10,000 vesting on December 17, 2013, (ii) 833 vesting each month over a 35-month period from January 17, 2014 through November 17, 2016, and (iii) 845 vesting December 17, 2016.

(4)
These options vest over a four-year period with: (i) 3,750 vesting on May 21, 2013, (ii) 312 vesting each month over a 35-month period from June 21, 2013 through April 21, 2016, and 330 vesting May 21, 2016.

Equity Compensation Plan Information

We maintain various stock plans under which options vest and shares are awarded at the discretion of our Board of Directors or its Compensation Committee.  The purchase price of the shares under the plans and the shares subject to each option granted is not less than the fair market value on the date of the grant.  The term of each option is generally five years and is determined at the time of the grant by our Board of Directors or the Compensation Committee.  The participants in these plans are officers, directors, employees and consultants of the Company and its affiliates.

The Company has three plans under which stock options are currently outstanding or pursuant to which stock options may be granted, the 2003 Stock Option/Stock Issuance Plan, the 2003-A Stock Option/Stock Issuance Plan and the 2004 Stock Option/Stock Issuance Plan.  The terms of each of the plans are substantially the same.

Options granted under each plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the Compensation Committee of the Board of Directors.  Stock options granted under the plan may become exercisable in one or more installments in the manner and at the time or times specified by the committee.  Options granted under the plan expire not later than five years from the date of grant.

The following table summarizes certain information concerning each of the plans.

Plan	Expiration	Original Number of Shares	Options Granted, Net of ForfeituresDuring 2012	Options Outstanding at December 31, 2012	Shares Available for Grant at December 31, 2012
2003 Plan	April 1, 2013	725,000	—	—	278,352
2003-A Plan	April 1, 2013	975,000	480,000	480,000	37,325
2004 Plan	August 20, 2014	1,200,000	315,000	425,500	79,928

Directors Compensation

Effective May 25, 2011, the compensation of the Directors, other than the Chairman of the Board, includes an annual fee of $10,000 payable in cash.  In lieu of cash, a Director may elect to receive stock, distributed quarterly in arrears, with the number of shares distributed each quarter determined by dividing $2,500 by the average closing price in the last five trading days of each respective quarter.  At the beginning of each calendar year, Directors additionally receive $10,000 in restricted stock vesting daily over two years, with the number of shares equal to $10,000 divided by the average closing price of the stock in the five prior trading days to year-end.  Committee members each receive an additional annual fee of $7,500 distributed quarterly in arrears, which may be paid in cash or, at the Director’s election, stock, with the number of shares distributed each quarter determined by dividing $1,875 by the average closing price in the last five trading days of each respective quarter.  Committee chairs are paid $12,500 annually for their Committee work.  The Chairman of the Board receives total annual fees of $30,000 payable in cash, or stock at his election, and $30,000 in restricted stock, under the same terms as the annual fees and stock grants as the other Directors above.

In January 2008, the Company adopted a Deferred Compensation Plan for Directors whereby the Directors may elect to defer their compensation to a date following the termination of their service as a director.  The Company also reimburses Directors for reasonable expenses incurred in attending Board and Committee meetings.

The following table provides the compensation earned by our non-employee Directors for the year ended December 31, 2012.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Philip Summe (1)	2012	--	$22,000	$30,000	$52,000
James A. Cannavino(2)	2012	--	$10,000	$18,000	$28,000
Paul Lisiak (3)	2012	--	$6,000	$23,000	$29,000
Thomas C. Lund (4)	2012	--	$10,000	$25,000	$35,000
John J. Murabito (5)	2012	--	$18,000	$30,000	$48,000
Craig W. Thomas (6)	2012	$31,000	$10,000	--	$41,000
Michael Levin (7)	2012	$3,874	$10,000	--	$13,874

Footnotes
(1)
Mr. Summe was a Director, Chairman of the Governance and Nominating Committee and member of the Audit Committee from May 25, 2011 to May 21, 2012.  Mr. Summe has been the Chairman of the Board of Directors since May 21, 2012.  As of December 31, 2012, Mr. Summe had 95,354 shares of deferred and non-issued stock.

(2)
Mr. Cannavino has been a Director since 2000 and a member of Governance and Nominating Committee from May 25, 2011 through December 31, 2012.  As of December 31, 2012, Mr. Cannavino had 104,973 shares of deferred and non-issued stock.

(3)
Mr. Lisiak has been a Director, member of the Audit Committee, Compensation Committee, and Chairman of the Governance and Nominating Committee since May 21, 2012.  As of December 31, 2012, Mr. Lisiak had 39,260 shares of deferred and non-issued stock.

(4)
Mr. Lund was a Director and member of the Compensation Committee from May 25, 2011 to December 31, 2012.  Mr. Lund has been a member of the Governance and Nominating Committee from January 1, 2012 to December 31, 2012.  As of December 31, 2012, Mr. Lund had 63,280 shares of deferred and non-issued stock.

(5)
Mr. Murabito has been a Director and member of the Governance and Nominating Committee from May 25, 2011 to December 31, 2012.  Mr. Murabito has been Chairman of the Audit Committee from May 21, 2012 to December 31, 2012.  As of December 31, 2012, Mr. Murabito had 105,420 shares of deferred and non-issued stock.

(6)
Mr. Thomas was a Director, Chairman of the Compensation Committee and member of the Audit Committee from May 25, 2011 to December 31, 2012.  As of December 31, 2012, Mr. Thomas had 20,198 shares of deferred and non-issued stock.

(7)
Mr. Levin was the Director designate of Metropolitan Venture Partners II, L.P. (“MetVP”) and as such, all of his Director’s fees were assigned and paid to MetVP.  Mr. Levin resigned and ceased serving as a member of the Board of Directors on May 20, 2012.  As of December 31, 2012, Mr. Levin had 55,181 shares of deferred and non-issued stock.  The Company will be issuing the shares during the year ended December 31, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 20, 2013, (i) each person known by the Company to beneficially more than 5% of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of the Company’s executive officers and directors and (iii) all of the Company’s executive officers and directors as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power:

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned	Rights to Acquire Beneficial Ownership Through Exercise of Options and Warrants Within 60 Days	Total Beneficially Owned as % of Outstanding Shares (1)
Metropolitan Venture Partners II, L.P. (2)	2,361,185	–	18.4%
S.A.V.E. Partners III LLC (3)	803,048	–	6.3%
James Cannavino (4)	2,474,391	64,564	20.3%
John J. Murabito (5)	239,437	18,178	2.0%
Paul Lisiak (6)	2,399,839	12,801	18.8%
Thomas C. Lund (7)	714,644	14,564	5.7%
Philip Summe (8)	106,773	40,166	1.1%
Craig W. Thomas (9)	820,877	14,564	6.5%
Matthew Oakes	487,145	142,500	5.0%
Arnold Leap	331,331	–	2.7%
Jeff Yesner	–	–	*
All Officers and Directors as a Group (9 persons)	7,574,437	307,337	61.3%
* = Less than 1%
Footnotes
(1)
Based upon 12,491,511 shares of common stock outstanding as of March20, 2013, plus outstanding options, warrants, deferred stock and restricted stock grants that are exercisable within 60 days of the date of the table.

(2)
The address of Metropolitan Venture Partners II, L.P. is 590 Madison Avenue, 34th Floor, New York, NY 10022.  Amount includes 45,395 shares of common stock owned directly by Metropolitan Venture Partners Corp.

(3)	The address of S.A.V.E. Partners III LLC is 500 West Putnam Avenue, Suite 400, Greenwich, CT 06830.
(4)	Includes 102,604 shares of restricted stock that have fully vested but not been issued and 64,564 shares of restricted stock that are expected to vest within 60 days.
(5)	Includes 99,437 shares of restricted stock that have fully vested but not been issuedand 18,178 shares of restricted stock that are expected to vest within 60 days.
(6)
Includes 2,361,185 shares of common stock held by Metropolitan Venture Partners II, L.P., with which Mr. Lisiak is Managing Director, 38,654 shares of restricted stock that have fully vested but not been issuedand 12,801 shares of restricted stock that is expected to vest within 60 days.

(7)	Includes 60,911 shares of restricted stock that have fully vested but not been issued, and 14,564 shares of restricted stock that are expected to vest within 60 days.
(8)	Includes 91,773 shares of restricted stock that have fully vested but not been issued, and 40,166 shares of restricted stock that are expected to vest within 60 days.
(9)
Includes 803,048 shares of common stock held by S.A.V.E Partners III LLC, of which Mr. Thomas is Managing Director, 12,783 shares of restricted stock that have fully vested but not been issued, and 14,564 shares of restricted stock that are expected to vest within 60 days.

The following table sets forth certain information as of December 31, 2012, for all compensation plans (a description of which can be found under Item 10 of this report), including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding	Weighted Average Exercise Price Per Share of Outstanding	Number of Securities Available for Future Issuance Under Equity Compensation
	Options	Options	Plans
Equity compensation plans approved by security holders	905,500	$1.17	395,785
Equity compensation plans not approved by security holders (1)	–	$–	278,532

(1)	The 2003 Stock Option/Stock Issuance Plan. See above Item 11 under “Equity Compensation Plan Information” for a discussion of the material features of this plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board has affirmatively determined that each Director other than Mr. Oakes, is independent under the independence standards set forth in NASDAQ Listing Rule 5605(a)(2).  The Board has standing Audit, Compensation, and Governance and Nominating Committees, each of whose members is also independent under the independence standards set forth in NASDAQ Listing Rule 5605(a)(2).

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the aggregate fees for professional services rendered to us by Marcum LLP, our independent auditors, for the fiscal years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees (1)	$130,000	$147,110
Audit Related Fees	–	–
Tax Fees (2)	12,000	7,500
All Other Fees	–	–

(1)
Audit Fees in 2012 and 2011 consisted of aggregate fees billed and to be billed for professional services rendered for the audit of our annual financial statements, review of the interim financial statements included in quarterly reports, and consents issued in connection with registration statements or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements.

(2)
Tax Fees in 2012 consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning, including fees related to the preparation of federal and state income tax returns.

The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committeemust pre-approve all permissible services to be performed by the independent auditor.

The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Audit Committee must give prior approval for any amount or type of service within four categories: audit, audit-related, tax services or, to the extent permitted by law, other services that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the index to the Consolidated Financial Statements.

2.	None.

3.	Exhibits:

Exhibit Number		Description

3.1	(a)	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement). (1)

	(b)	Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement). (1)
	(c)	Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement). (1)
	(d)	Certificate of Amendment (Authorizing Increase in Shares of Common Stock) (Incorporated by reference to Exhibit 3 (i) (d) to Form 10-K for the year ended 1995).
	(e)	Certificate of Amendment (Authorizing one for ten reverse-stock split as of March 30, 1998)(Incorporated by reference to Form S-1 Registration Statement). (1)
(f)
Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed October 3, 2002 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 17, 2002).

(g)
Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed December 20, 2002 (Incorporated by reference to Exhibit 3.2 of Company's Current Report on Form 8-K filed January 7, 2003).

(h)
Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock filed January 2, 2003 (Incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed January 17, 2003).

(i)
Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock filed December 10, 2003 (Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-KSB filed April 14, 2004).

(j)
Certificate of Designation, Preferences and Rights of Series C redeemable Preferred Stock filed December 16, 2003 (Incorporated by reference to Exhibit 3(j) to the Company’s Annual Report on Form 10-KSB filed April 14, 2004).

	(k)	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Preferred Stock filed March 29, 2005.

3.2		By-Laws. (Incorporated by reference to Exhibit 3(d) to the Company’s Form S-1 Registration Statement). (1)

4.1		Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Company’s Form S-1 Registration Statement). (1)

4.2
Securities Purchase Agreement between the Company, Sigma Opportunity Fund, LLC and Metropolitan Venture Partners II, LP (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 31, 2005).

Exhibit
Number	Description

10.1	2003 Stock Option /Stock Issuance Plan. (2)

10.2	2003A Stock Option /Stock Issuance Plan (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed May 6, 2003).

10.3	2004 Stock Option /Stock Issuance Plan Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed November 20, 2006).

10.4	2008 Directors’ Deferred Compensation Plan (filed herewith).

10.5
Stock Purchase and Registration Rights Agreement between the Company and Metropolitan Venture Partners II, L.P. dated as of September 25, 2002 (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated September 25, 2002).

10.6
Stock Purchase and Registration Rights Agreement between the Company and Metropolitan Venture Partners II, L.P. dated as of December 24, 2002 (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated December 24, 2002).

10.7
Amendment letter dated January 29, 2004 to the Statement of Work between IBM Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.28 to the Company’s S-1 registration statement filed on February 19, 2009).

10.8
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

10.9
Master Services Agreement #EDS-2004-01-2005 dated May 7, 2004 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.30 to the Company’s S-1 registration statement filed on February 19, 2009).

10.10
Statement of Work #EDS-2007-05-01 dated May 8, 2007 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.31 to the Company’s S-1 registration statement filed on February 19, 2009).

10.11
Master Services Agreement EIAP (OGS) Amendment (#8) dated June 27, 2007 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.32 to the Company’s S-1 registration statement filed on February 19, 2009).

Exhibit
Number	Description

10.12
Statement of Work #EDS-2008-05-07 dated May 7, 2008 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.33 to the Company’s S-1 filed registration statement on February 19, 2009).

10.13
Master Services Agreement MIAP (OGS) Amendment (#10) dated August 21, 2008 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.34 to the Company’s S-1 registration statement filed on February 19, 2009).

10.14
Agreement dated as of April 28, 2011 by and among Metropolitan Venture Partners II, L.P., Metropolitan Venture Partners (Advisors), L.P., Metropolitan Venture Partners Corp., Michael Levin, Tall Oaks Group LLC, Lawrence D. Hite, Thomas C. Lund, Carol A. Lund, Craig W. Thomas, Bradley M. Tirpak, John J. Murabito, Philip Summe and S.A.V.E. Partners III, LLC, James A. Cannavino and the Company, (Incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed on April 29, 2011).

10.15	Employment Agreement Amendment 1 between the Company and Matthew E. Oakes, dated August 16, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2011).

10.16	Employment Agreement effective January 1, 2012 between the Company and Matthew E. Oakes (Incorporated by reference to the Company’s Current Report on 8-K filed January 19, 2012).

10.17	Office Lease Agreement between the Company and CTA Partners, L.P., dated October 24, 2012 (filed herewith).

23.1	Consent of Marcum, LLP.

31.1	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 –Chief Financial Officer.

Exhibit
Number	Description

101
Financial Statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011.*

Footnotes
(1)	Filed with Form S-1, Registration Statement of the Company Reg. No 3-47322 and are incorporated herein by reference.
(2)	Incorporated by reference to the Company’s Annual Report on Form-10K filed April 15, 2003.
(3)	Incorporated by reference to the Company’s Annual Report on Form-10K filed April 14, 2004.
*
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26thday of March 2013.

DIRECT INSITE CORP.

By: /s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2013:

/s/ Matthew E. Oakes	President, Chief Executive Officer and Director
Matthew E. Oakes	(Principal Executive Officer)

/s/ Jeff Yesner	Chief Financial Officer, Secretary and Treasurer
Jeff Yesner	(Principal Financial Officer and Principal Accounting Officer)

/s/ Philip Summe	Chairman of the Board of Directors
Philip Summe

/s/ James A. Cannavino	Director
James A. Cannavino

/s/ Paul Lisiak	Director
Paul Lisiak

/s/ Thomas C. Lund	Director
Thomas C. Lund

/s/ John J. Murabito	Director
John J. Murabito

/s/ Craig W. Thomas	Director
Craig W. Thomas

DIRECT INSITE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Direct Insite Corp.

We have audited the accompanying consolidated balance sheets of Direct Insite Corp. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
Fort Lauderdale, FL
March 26, 2013

DIRECT INSITE CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
DECEMBER 31, 2012 AND 2011

	2012	2011
Assets

Current Assets
Cash and cash equivalents	$1,098	$687
Accounts receivable	1,689	1,568
Prepaid expenses and other current assets	261	233
Deferred tax assets - current	305	261
Total Current Assets	3,353	2,749

Property and Equipment, Net	615	765
Deferred Tax Assets	869	766
Other Assets	324	248
Total Assets	$5,161	$4,528
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$1,165	$1,384
Current portion of capital lease obligations	198	135
Current portion of notes payable	32	62
Deferred rent payable	22	30
Deferred revenue	41	--
Total Current Liabilities	1,458	1,611

Other Liabilities
Capital lease obligation, net of current portion	162	248
Notes payable, net of current portion	--	33
Total Liabilities	1,620	1,892

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	--	--
Common stock; $.0001 par value; 50,000,000 shares authorized; 12,507,870 and 12,156,760 shares issued in 2012 and 2011, respectively; and 12,467,943 and 12,116,833 shares outstanding in 2012 and 2011, respectively	1	1
Additional paid-in capital	115,773	115,333
Accumulated deficit	(111,905)	(112,370)
Common stock in treasury, at cost; 24,371 shares in 2012 and 2011	(328)	(328)
Total Stockholders' Equity	3,541	2,636

Total Liabilities and Stockholders' Equity	$5,161	$4,528

See notes to consolidated financial statements.

DIRECT INSITE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Revenues
Recurring	$7,374	$7,194
Non-recurring	1,440	1,371
Total Revenues	8,814	8,565

Operating Costs and Expenses
Operations, research and development	3,783	3,757
Sales and marketing	2,365	2,184
General and administrative	1,965	2,395
Severance pay to former CEO	--	620
Amortization and depreciation	375	305

Total Operating Costs and Expenses	8,488	9,261

Operating Income (Loss)	326	(696)

Other (Income) Expense
Reimbursed proxy costs	--	181
Interest expense, net	11	13
Other (income) expense, net	24	(118)

Total Other Expense, Net	35	76

Income (Loss) Before Provision for Income Taxes	291	(772)

Provision for (Benefit from) Income Taxes	(174)	1,885

Net Income (Loss)	$465	$(2,657)

Basic Income (Loss) Per Common Share	$0.04	$(0.22)

Diluted Income (Loss) Per Common Share	$0.04	$(0.22)

Basic Weighted Average Common Stock Outstanding	12,321	11,813

Diluted Weighted Average Common Stock Outstanding	12,328	11,813

See notes to consolidated financial statements.

DIRECT INSITE CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 (in thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance - January 1, 2011	11,677	$1	$114,990	$(109,713)	$(328)	$4,950

Common stock issued on exercise of options	350	--	217	--	--	217
Employee stock-based compensation expense	--	--	55	--	--	55
Common stock issued or issuable for directors' fees	90	--	71	--	--	71
Net loss	--	--	--	(2,657)	--	(2,657)

Balance - December 31, 2011	12,117	1	115,333	(112,370)	(328)	2,636

Issuance of common stock in settlement of accrued director fees	261	--	277	--	--	277
Employee stock-based compensation expense	--	--	98	--	--	98
Common stock issued or issuable for directors' fees	90	--	65	--	--	65
Net income	--	--	--	465	--	465

Balance - December 31, 2012	12,468	$1	$115,773	$(111,905)	$(328)	$3,541

See notes to consolidated financial statements.

DIRECT INSITE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$465	$(2,657)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:

Amortization and depreciation	375	305
Deferred taxes	(147)	1,840
Stock-based compensation expense	163	126
Deferred rent expense	(8)	30
Changes in operating assets and liabilities:
Accounts receivable	(121)	(243)
Prepaid expenses and other assets	(104)	(97)
Accounts payable and accrued expenses	58	(41)
Deferred revenue	41	(69)

Total Adjustments	257	1,851

Net Cash Provided by (Used in) Operating Activities	722	(806)

Cash Flows Used in Investing Activities
Expenditures for property and equipment	(70)	(234)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	--	217
Repayment of notes payable	(63)	(166)
Repayment of capital lease obligations	(178)	(31)

Net Cash (Used in) Provided by Financing Activities	(241)	20

Net Increase (Decrease) in Cash and Cash Equivalents	411	(1,020)

Cash and Cash Equivalents - Beginning	687	1,707

Cash and Cash Equivalents - Ending	$1,098	$687

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$11	$15
Cash paid for income taxes	$8	$45

Schedule of Non-Cash Investing and Financing Activities:

Issuance of common stock in settlement of accrued directors' fees	$277	$--
Equipment acquired by capital leases	$155	$414

See notes to consolidated financial statements.

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Direct Insite Corp. (“Direct Insite” or the “Company”) operates as a Software as a Service provider (“SaaS”), providing financial supply chain automation and workflow efficiencies within the Procure-to-Pay and Order-to-Cash processes. Specifically, Direct Insite’s global electronic invoice (“e-invoice”) management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a business-to-business transaction based “fee for services” business model.

The Company’s revenue comes from (i) recurring, on-going services that are billed monthly; and (ii) non-recurring, professional services derived from the configuration of the Company’s software platform.

Throughout the year, the Company operated redundant data centers in Miami, Florida, and Santa Clara, California.

As described in Note 10, the Company has three major customers (one of which has separate contracts with multiple companies) that accounted for 88% and 92% of the Company’s revenue for the years ended December 31, 2012 and 2011, respectively.  Loss of any of these customers,or any of the separate contracts under a main customer, could have a material effect on the Company.

As described in Note 11, in February 2013, the Company was notified by one of the three major customers that one of its customers comprising 13.9% and 17.8% of the Company’s revenues in the years ended December 31, 2012 and 2011, respectively, was terminating its contract effective March 31, 2013.  The Company is in active negotiations to continue providing a portion, if not all, of the level of services historically provided.

Note 2 – Summary of Significant Accounting Policies

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

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Use of Estimates (continued)

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

Revenue Recognition

The Company records revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”), and SEC Staff Accounting Bulletin Topic 13, Revenue Recognition in Financial Statements.  Revenue is recognized when it is both earned and realizable, that is, when the following criteria are met:

●	persuasive evidence of arrangements exist;
●	delivery has occurred or services have been rendered;
●	the seller’s price is fixed and determinable; and
●	collectability is reasonably assured.

The following are the specific revenue recognition policies for each major category of revenue.

Recurring (Ongoing Services)

The Company provides transactional data processing services through its SaaS software solutions to its customers.  The customer is charged a monthly fixed rate on a per transaction basis or a fixed fee based on monthly transaction volumes. Revenue is recognized as the services are provided.

Non-Recurring (Professional Services)

The Company provides non-recurring engineering services to its customers, which may include initial or additional development, modification, and customization services to the Company’s software platform.  Such services are billed based on: (i) hourly rates; or (ii) milestone billings.  For hourly billed services, revenue is recognized when work is performed.  For milestone billed services, revenue is recognized when the project milestone has been accepted by the customer.  We do not sell software licenses, upgrades or enhancements, or post-contract customer services.

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Cost of Revenue

Cost of revenue in the consolidated statements of operations is presented along with operations, research and development costs and exclusive of amortization and depreciation which is shown separately.  Professional Service costs related to uncompleted milestones are deferred and included in other current assets, when applicable.

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

Impairment of Long-Lived Assets

ASC 360, Property, Plant and Equipment (“ASC 360”)requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  The Company accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment.  It is the Company’s policy to review the value assigned to its long lived assets, to determine if they have been permanently impaired by adverse conditions whenever events or circumstances indicate the related carrying amount may not be recoverable.  If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.In order to test for recoverability, the Company would compare the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2012 and 2011.

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of Significant Accounting Policies (continued)

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

Earnings Per Share

The Company displays earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”).  ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The computation of basic and diluted earnings per share is as follows:

For the Year Ended December 31, 2012 (in thousands, except per share amounts)
	Net Income	Shares	Per Share
	Numerator	Denominator	Amount
Basic Earnings Per Share
Net income attributable to common stockholders	$465	12,321	$0.04
Effect of Dilutive Securities
Options	--	--
Restricted stock	--	7
Diluted Earnings Per Share	$465	12,328	$0.04

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

For the Year Ended December 31, 2011 (in thousands, except per share amounts)
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

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

	December 31,
Anti-Dilutive Potential Common Shares	2012	2011
Options to purchase common stock	906	128
Unvested stock grants	53	35

Total Anti-Dilutive Potential Common Shares	959	163

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  Management performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information.  Collections and payments from customers are continuously monitored.  While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.  At December 31, 2012 and 2011, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate; and the expected life.  The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.

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

Fair Value of Financial Instruments

The carrying value of the Company’s accounts receivable and accounts payable approximates their fair value due to the short-term maturity of such instruments.  The carrying value of capital lease obligations and notes payable approximate their fair value because the terms of these instruments approximate prevailing market rates.

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2012 and 2011.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 10.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

Reclassification

In order to conform to current year presentation, the Company broke out the revenue line items for the year ended December 31, 2011.  The Company previously reported revenue as one line item.

Note 3 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2012	2011	Useful Lives
	(in thousands)
Computer equipment and purchased software	$5,056	$4,838	3 years
Furniture and fixtures and leasehold improvements	91	84	5 - 7 years
	5,147	4,922
Less: accumulated depreciation and amortization	(4,532)	(4,157)
Property and Equipment, Net	$615	$765

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2012 and 2011 was approximately $375,000 and $305,000, respectively.

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2012	2011
	(in thousands)
Trade accounts payable	$141	$229
Sales taxes payable	539	539
Accrued directors’fees	261	427
Other accrued expenses	224	189
Total Accounts Payable and Accrued Expenses	$1,165	$1,384

Note 5 – Debt

Notes Payable

At December 31, 2012 and 2011, notes payable consist of approximately $32,000 and $95,000, respectively, of borrowings for the purchase of equipment.  These notes bear interest at rates ranging from 8.0% to 9.5% per year and mature through August 2013.  The notes are collateralized by the equipment purchased with net book values of $34,000 and $95,000, at December 31, 2012 and 2011, respectively.  At December 31, 2012, the future principal payments under these notes were approximately $32,000, all of which will be paid during the year ending December 31, 2013.

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 – Debt (Continued)

Capital Lease Obligations

The Company has equipment under four capital lease obligations expiring at various times through November 2014.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

At December 31, 2012, future minimum payments under these capital leases are:

For the Year Ending	Amount
December 31,	(in thousands)
2013	$207
2014	172
Total minimum lease payments	379
Less: amounts representing interest	(19)
Net minimum lease payments	360
Current portion	198
Long-term portion	$162

The implied annual interest rates related to these capital leases range from 0.0% to 8.0%. As of December 31, 2012, the gross book value and the net book value of the related assets included in property and equipment is approximately $569,000 and $362,000, respectively.

Line of Credit

The Company entered into a loan agreement with JPMorgan Chase Bank, NA on May 31, 2011.  The agreement provided a revolving line of credit up to $1,000,000 with availability based on 80% of eligible assets (as defined) at a rate of LIBOR plus 2%.  The line of credit was collateralized by the Company’s accounts receivable, had a term of 12 months, and provided for financial covenants. As of December 31, 2011, the Company had not drawn any funds from the line of credit. On May 11, 2012, the Company was notified by Chase that it was not in compliance with one of the financial covenants of the loan agreement, and although no funds had been drawn, the line of credit had been canceled.

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – Stockholders’ Equity

Preferred Stock

The Company has 2,000,000 authorized preferred shares of which none were issued and outstanding at December 31, 2012, and 2011.

Common Stock, Options and Stock Grants

Year Ended December 31, 2012

During the year ended December 31, 2012, 150,000 restricted common shares were granted with an aggregate grant date fair value of approximately $99,000.  During the year ended December 31, 2012, 89,607 restricted common shares with an aggregate grant date fair value of approximately $65,000 vested, and 35,000 of unvested restricted common shares with an aggregate grant date fair value of approximately $26,000 were forfeited.

During the year ended December 31, 2012, the Company granted, to certain employees of the Company, options to acquire an aggregate of 875,000 shares of common stock for an exercise price of $1.15 per share, exercisable over a term of five years from the date of grant.  The options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date.  The grant date fair value of the stock options granted during the year ended December 31, 2012 was determined to be approximately $527,000, of which approximately $98,000 was recognized as stock compensation expense for the year ended December 31, 2012.  During the year ended December 31, 2012, options to acquire 17,000 shares of common stock with a grant date fair value of approximately $12,000 expired unexercised and options to acquire 80,000 shares of common stock with a grant date fair value of approximately $46,000 were forfeited.  On April 5, 2012, the Company issued 261,503 shares of common stock with a grant date fair value of approximately $277,000, pursuant to the Direct Insite Corp. Directors’ Deferred Compensation Plan dated January 1, 2008, to two former Directors for past services.

Year Ended December 31, 2011

During the year ended December 31, 2011, 111,000 restricted common shares were granted with an aggregate grant date fair value of approximately $87,000.  During the year ended December 31, 2011, 73,000 restricted common shares with a grant date fair value of approximately $60,000 vested.  During the year ended December 31, 2011, the Company issued 17,000 common shares with a fair value of approximately $11,000 to a director in lieu of cash for director fees.  The Company also issued 350,000 shares to the former Chief Executive Officer on exercise of 350,000 options for $217,000.  During the year ended December 31, 2011, the Company granted to certain employees of the Company, options to acquire an aggregate of 77,500 shares of common stock, of which 55,000 are exercisable at $1.20 per, and 22,500 are exercisable at $1.15 per share.  The options, all of which vested during the year ended December 31, 2011, had a weighted average grant date fair value of approximately $55,000, which was recognized as stock compensation expense for the year ended December 31, 2011.

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – Stockholders’ Equity (continued)

Stock Option Plans

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s Stock Option Plans.  Options generally vest over three to four years and expire five years from the date of the grant.  At December 31, 2012, 395,785 shares were available for issuance under the stock option plans.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.  The Company issues new shares to satisfy stock option exercises.

The following is a summary of stock option activity for the year ended December 31, 2012 relating to all of the Company’s common stock plans (share amounts are in thousands):

			Weighted Average
		Weighted	Remaining
	Shares	Average Exercise	Contractual Term	Aggregate Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at January 1, 2012	128	$1.31	3.2	$--
Granted	875	$1.15	3.8	$--
Expired	(17)	$1.20		$--
Forfeited	(80)	$1.15		$--
Outstanding at December 31, 2012	906	$1.17	3.9	$--
Exercisable at December 31, 2012	111	$1.33	2.0	$--

During the years ended December 31, 2012 and 2011, Company granted approximately 875,000 and 78,000 stock options with respective weighted average grant date fair values of $0.60 and $0.72 per share.The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the years ended December 31, 2012 and 2011:

	2012	2011
Expected term	3.75 years	2.56 years
Expected volatility	154% - 175%	105%
Expected dividend yield	--	--
Risk-free interest rate	0.36% - 0.74%	0.54%

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 – Stockholders’ Equity (continued)

Stock Option Plans (continued)

The following table summarizes stock option information as of December 31, 2012:

Outstanding Options
		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Life	(in thousands)
$1.50	50	0.3 years	50
$1.20	38	3.5 years	38
$1.15	818	4.2 years	23
Total	906	3.9 years	111

As of December 31, 2012, there was approximately $383,000 of unrecognized compensation costs related to stock options outstanding that will be recognized as expense over a weighted average period of 3.2 years.

Restricted Stock Grants

A summary of activity related to the Company’s non-vested stock grants for the year ended December 31, 2012is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2012	35	$0.93
Granted	150	$0.66
Vested	(90)	$0.74
Forfeited	(35)	$0.74
Non-Vested at December 31, 2012	60	$0.66

The future expected expense for non-vested shares is approximately $40,000 and will be recognized on a straight-line basis over the period from January 1, 2013 through December 31, 2013.

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of December 31, 2012 and 2011.

The Company has identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined in ASC 740, Income Taxes.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2009 through 2012, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the years ended December 31, 2012 and 2011.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The following table summarizes components of the provision for (benefit from) current and deferred income taxes for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	(in thousands)
Current
Federal	$(30)	$30
State and other	3	15

Total Current	(27)	45

Deferred
Federal	(125)	1,564
State and other	(22)	276

Total Deferred	(147)	1,840

Provision for (Benefit from) Income Taxes	$(174)	$1,885

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Income Taxes (continued)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011

U.S. Federal Statutory Tax Rate	34.0%	34.0%
Permanent items	9.0%	(3.0)%
State taxes	3.0%	2.0%
Change in effective tax rate	0.0%	(29.0)%
Other	(2.0)%	3.0%
Decrease in valuation allowance	(104.0)%	(251.0)%

Totals	(60.0)%	(244.0)%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2012 and 2011 are summarized as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred Tax Assets
Net operating loss carryforwards	$9,816	$13,521
Tax credit carryforwards	347	394
Fixed and intangible assets	30	22
Deferred revenue	1	--
Value of stock options and stock compensation	298	236
Deferred rent	8	--
Capital loss carryforward	517	517
Accruals	114	164
	11,131	14,854
Valuation Allowance	(9,957)	(13,827)

Deferred Tax Assets, Net	$1,174	$1,027

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Income Taxes (continued)

The change in the valuation allowance for deferred tax assets for the years ended December 31, 2012 and 2011 are summarized as follows:

	December 31,
	2012	2011

Beginning Balance	$13,827	$16,758
Change in Allowance	(3,870)	(2,931)

Ending Balance	$9,957	$13,827

At December 31, 2012, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $27 million and $20 million, respectively, which may be available to reduce taxable income, if any.  Approximately $9.1 million and $18.0 million of Federal NOLs expired in 2012 and 2011, respectively.  The federal and state net operating loss carryforwards expire in 2019 through 2031.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2012, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control as such applies to Section 382.  However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs.  The NOL carryforward as of December 31, 2012 included approximately $1,194,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

During 2012, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded it is more likely than not that approximately $1,174,000 of tax benefits relating to NOLs will be utilized.  Accordingly, the company recorded a tax benefit in the amount of $174,000 during the year ended December 31, 2012.

Note 8 – Related Party Transactions

During the year ended December 31, 2012, there were no related party transactions.  During the year ended December 31, 2011, the Company paid approximately $620,000 for severance to the former chief executive officer, in accordance with his contract.  In addition, the Board of Directors authorized the Company to reimburse Metropolitan Venture Partners Corp., whose Managing Director is also a stockholder and director of the Company, and S.A.V.E. Partners III, LLC, whose Managing Member is also a stockholder and director of the Company, approximately $181,000 for the costs they incurred related to annual meeting proxy solicitations.

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Commitments and Contingencies

Operating Leases

Operating leases are primarily for office space, data centers, equipment and automobiles.

On October 24, 2012, the Company entered into a 66-month lease for 5,806 square feet of office space in downtown Ft. Lauderdale, Florida. The Company relocated its corporate headquarters from Sunrise, Florida to the new location upon the termination of the lease in February 2013.

At December 31, 2012, the future minimum lease payments under operating leases are summarized as follows:

Year Ending December 31	Amount
2013	$433,000
2014	432,000
2015	426,000
2016	109,000
2017	112,000
Thereafter	77,000
Total	$1,589,000

Rent expense approximated $529,000 and $572,000 for the years ended December 31, 2012 and 2011, respectively.

Employment Agreements

The Company has an employment agreement with Mr. Oakes, our Chief Executive Officer and President, for a two-year term effective January 1, 2012 through December 31, 2013.  The agreement provides for a base salary of $22,917 per month, annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and earnings before interest and taxes (“EBIT”) targets, and discretionary bonuses.  The agreement further provided for a January 1, 2012 grant of options to purchase an aggregate of 360,000 shares of common stock of the Company, at an exercise price of $1.15 per share, 90,000 of such options to vest on the twelve-month anniversary date of grant and the remaining options to vest in equal monthly installments beginning on the thirteen-month anniversary of the date of grant and concluding on the four-year anniversary of the date of grant.  In addition, the Company agreed to reimburse Mr. Oakes for up to $25,000 of expenses incurred in connection with his relocation to the Company’s headquarters in Fort Lauderdale, Florida.  The agreement also provides for reimbursement of certain out-of-pocket expenses and certain severance benefits in the event of termination prior to the expiration date.

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Commitments and Contingencies (continued)

Employment Agreements (continued)

On April 5, 2012, the Compensation Committee of the Board of Directors agreed that the Company would continue to make lease payments on the corporate apartment located in Fort Lauderdale, Florida and utilized by Mr. Oakes, through the date of termination of such lease, which was extended to May 2013, in lieu of the Company’s reimbursement of up to $25,000 of relocation expenses as originally provided in the Agreement.

Note 10 – Major Customers

Three customers, HP Enterprise Services (“HP”), International Business Machines Corp. (“IBM”) and Siemens Corporation (“Siemens”), accounted for a significant portion of the Company’s revenues as follows:

	% of Total Revenues Year Ended December 31,
	2012	2011
HP Customer A	13.9%	17.8%
HP Customer B	14.6	15.6
HP Customer C	15.1	14.9
HP Customer D	5.5	-
Total HP	49.1%	48.3%
IBM	33.3	33.0
Siemens	5.3	10.7
Total Major Customers	87.7%	92.0%
Others	12.3	8.0
Total	100.0%	100.0%

As of December 31, 2012 and 2011, these three customers accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	December 31,
	2012	2011
HP	$827	$820
IBM	552	468
Siemens	66	137
Total	$1,445	$1,425

DIRECT INSITE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 – Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the consolidated financial statements are issued.  Based upon the evaluation, except as noted below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

In February 2013, the Company was notified by HP that Customer A was terminating its contract with HP, thus HP is terminating this individual contract with the Company effective March 31, 2013.  The Company is in active negotiations with HP and Customer A to continue providing a portion, if not all, of the level of services historically provided.