Form 10-Q
period 2013-03-31
DIRECT INSITE CORP
filed 2013-05-13
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 6, 2013, there were 12,506,131 shares of the registrant’s Common Stock outstanding.

DIRECT INSITE CORP.

PART I –   FINANCIAL INFORMATION
Item 1.	Financial Information

DIRECT INSITE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,428	$1,098
Accounts receivable	1,650	1,689
Prepaid expenses and other current assets	254	261
Deferred tax assets – current	305	305
Total current assets	3,637	3,353
Property and equipment, net	596	615
Deferred tax assets	869	869
Other assets	343	324
Total assets	$5,445	$5,161

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,275	$1,165
Current portion of capital lease obligations	198	198
Notes payable	19	32
Deferred rent	30	22
Deferred revenue	116	41
Total current liabilities	1,638	1,458
Capital lease obligations, net of current portion	113	162
Total liabilities	1,751	1,620

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,535,147 and 12,507,870 shares issued and 12,495,220 and 12,467,943 shares outstanding in 2013 and 2012, respectively	1	1
Additional paid-in capital	115,842	115,773
Accumulated deficit	(111,821)	(111,905)
Common stock in treasury, at cost; 24,371 shares in 2013 and 2012	(328)	(328)
Total stockholders’ equity	3,694	3,541
Total liabilities and stockholders’ equity	$5,445	$5,161

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands, except share data)

	For the three months ended
	March 31, 2013	March 31, 2012
Revenues:
Recurring	$1,961	$1,813
Non-recurring	399	302
Total revenues	2,360	2,115
Operating costs and expenses:
Operations, research and development	956	992
General and administrative	613	459
Sales and marketing	605	581
Amortization and depreciation	98	81
Total operating costs and expenses	2,272	2,113
Operating income	88	2
Other expense:
Other expense, net	4	8
Total other expense	4	8
Income (loss) before provision for income taxes	84	(6)
Provision for income taxes	–	–
Net income (loss)	$84	$(6)

Basic income (loss) per share attributable to common stockholders	$0.01	$(0.00)

Diluted income (loss) per share attributable to common stockholders	$0.01	$(0.00)

Basic weighted average common stock outstanding	12,446	12,093

Diluted weighted average common stock outstanding	12,458	12,093

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	For the three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net income (loss)	$84	$(6)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Amortization and depreciation	98	81
Stock-based compensation expense	49	37
Deferred rent expense	8	(6)
Gain on sale of property and equipment	(8)	–
Changes in operating assets and liabilities:
Accounts receivable	39	186
Prepaid expenses and other current assets	(12)	13
Accounts payable and accrued expenses	130	(103)
Deferred revenue	75	–
Total adjustments	379	208
Net cash provided by operating activities	463	202

Cash flows from investing activities:
Expenditures for property and equipment	(79)	(55)
Proceeds from the sale of property and equipment	8	–
Net cash used in investing activities	(71)	(55)

Cash flows from financing activities:
Repayment of long-term debt	(13)	(16)
Repayment of capital lease obligations	(49)	(37)
Net cash used in financing activities	(62)	(53)

Net increase in cash and cash equivalents	330	94
Cash and cash equivalents – beginning	1,098	687
Cash and cash equivalents – ending	$1,428	$781

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$2
Cash paid for income taxes	$1	$7

Schedule of non-cash investing and financing activities:
Common stock issued for payment of liability	$20	$–
Equipment acquired by capital lease	$–	$50

See notes to condensed consolidated financial statements.

DIRECT INSITE CORP.
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

As described in Note 8, the Company has two major customers that accounted for 79.2% and 81.3% of the Company’s revenue for the three months ended March 31, 2013 and 2012, respectively.  Loss of any of these customers would have a material effect on the Company.

In February 2013, the Company was notified by one of these two major customers, that one of its customers, comprising 12.8% and 14.6% of the Company’s revenues for the three months ended March 31, 2013 and 2012, respectively, terminated its contract effective March 31, 2013.  The Company is in active negotiations to continue providing a portion, if not all, of the level of services historically provided through a direct contractual agreement.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Information and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Direct Insite. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of March 31, 2013, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2013 and 2012 have not been audited.  These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to quarterly report on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The December 31, 2012 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three months ended March 31, 2013, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2013.

DIRECT INSITE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Note 2 - Summary of Significant Accounting Policies (continued)

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

DIRECT INSITE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Note 2 - Summary of Significant Accounting Policies (continued)

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

The computation of basic and diluted earnings per share is as follows:

For the Three Months Ended March 31, 2013 (in thousands, except per share amounts)
	Net Income	Shares	Per Share
	Numerator	Denominator	Amount
Basic Earnings Per Share
Net income attributable to common stockholders	$84	12,446	$0.01
Effect of Dilutive Securities
Restricted stock	--	12	0.00
Diluted Earnings Per Share	$84	12,458	$0.01

For the three months ended March 31, 2012, diluted earnings per share did not differ from basic earnings per share due to all potentially dilutive securities being anti-dilutive.

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

	March 31,
Anti-Dilutive Potential Common Shares	2013	2012
Options to purchase common stock	863	608
Unvested stock grants	119	132

Total Anti-Dilutive Potential Common Shares	982	740

DIRECT INSITE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by Federal Depository Insurance Corporation at March 31, 2013 and December 31, 2012.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 8.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment consist of the following at March 31, 2013 and December 31, 2012:

			Estimated
	2013	2012	Useful Lives
	(in thousands)
Computer equipment and purchased software	$4,937	$5,056	3 years
Furniture and fixtures and leasehold improvements	133	91	5 - 7 years
	5,070	5,147
Less: accumulated depreciation and amortization	(4,474)	(4,532)
Property and Equipment, Net	$596	$615

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2013 and 2012 was approximately $98,000 and $81,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2013 and December 31, 2012 as follows (in thousands):
	2013	2012
	(in thousands)
Trade accounts payable	$282	$141
Sales taxes payable	539	539
Accrued directors’ fees	280	261
Other accrued expenses	174	224
Total accounts payable and accrued expenses	$1,275	$1,165

Note 5 – Debt

Notes Payable

At March 31, 2013 and December 31, 2012, notes payable consist of approximately $19,000 and $32,000, respectively, of borrowings for the purchase of equipment.  These notes bear interest at rates ranging from 8.0% to 9.5% per year and mature through August 2013.  The notes are collateralized by the equipment purchased with net book values of approximately $21,000 and $34,000, at March 31, 2013 and December 31, 2012, respectively.

DIRECT INSITE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Note 5 – Debt (continued)

Capital Lease Obligations

The Company has equipment under four capital lease obligations expiring at various times through November 2014.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

The implied interest rates related to these capital leases range from 0.0% to 8.0%. The gross book value and the net book of the related assets are approximately $569,000 and $316,000, respectively, as of March 31, 2013, and $569,000 and $362,000, respectively, as of December 31, 2012.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock, of which none were issued and outstanding as of March 31, 2013 and December 31, 2012.

Common Stock, Options and Stock Grants

Three Months Ended March 31, 2013

During the three months ended March 31, 2013, 27,277 restricted common shares with an aggregate grant date fair value of approximately $20,000 vested. During the three months ended March 31, 2013, the Company issued 55,181 shares of commons stock with a grant date fair value of approximately $42,000 to a member of its board of Directors for past services.  During the three months ended March 31, 2013, the Company granted, to an employee of the Company, an option to acquire 15,000 shares of common stock for an exercise price of $1.15 per share, exercisable over a term of five years from the date of grant.  The option vests over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The Company estimated the grant date fair value of the stock option using the Black-Scholes option model and the following assumptions: volatility of 150%, risk free rate of 0.4%, dividend rate of zero, and expected term of 3.75 years.  The grant date fair value of the stock options was determined to be approximately $10,000.  During the three months ended March 31, 2013, the Company recognized approximately $29,000 of expense related to the vesting of stock options.

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

DIRECT INSITE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Note 6 – Stockholders’ Equity (continued)

Stock Option Plans

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s Stock Option Plans.  Options generally vest over three to four years and expire five years from the date of the grant.  As of March 31, 2013, 438,285 shares were available for issuance under the stock option plans, though as discussed in Note 9, 315,857 shares will no longer be available due to the expiration of the respective option plans on April 1, 2013.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The following is a summary of stock option activity for three months ended March 31, 2013, relating to all of the Company’s common stock plans:
			Weighted Average
		Weighted	Remaining
	Shares	Average Exercise	Contractual Term	Aggregate Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at January 1, 2013	906	$1.17	3.90	$--
Granted	15	$1.15	4.96	$--
Expired	(50)	$1.50		$--
Forfeited	(8)	$1.15		$--
Outstanding at March 31, 2013	863	$1.15	3.91	$--
Exercisable at March 31, 2013	208	$1.16	3.63	$--

The following table summarizes stock option information as of March 31, 2013:
Outstanding Options
		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Life	(in thousands)
$1.20	38	3.2 years	38
$1.15	825	4.0 years	170
Total	863	3.9 years	208

As of March 31, 2013, there was approximately $364,000 of unrecognized compensation costs related to stock options outstanding.

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of March 31, 2013 and changes during the three months ended March 31, 2013 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2013	60	$0.66
Granted	98	$0.82
Vested	(27)	$0.73
Non-Vested at March 31, 2013	131	$0.76

The future expected expense for non-vested shares is approximately $100,000 and will be recognized as expense through December 31, 2014.

DIRECT INSITE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of March 31, 2013 and December 31, 2012.

The Company has identified its federal tax return and its state tax returns in New York and Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2009 through 2012, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three months ended March 31, 2013 and 2012.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

As of March 31, 2013, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $27 million and $20 million, respectively, which may be available to reduce future taxable income, if any.  The remaining $27 million will expire in 2019 through 2031.  Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2012, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control as such applies to Section 382.  However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs.  The NOL carryforward as of March 31, 2013 included approximately $1,194,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

Note 8 – Major Customers

Two customers, HP Enterprise Services (“HP”) and International Business Machines Corp. (“IBM”) accounted for a significant portion of the Company’s revenues as follows:

	% of Total Revenues Three Months Ended March 31,
	2013	2012
HP Customer A	12.8%	14.6%
HP Customer B	12.9	15.0
HP Customer C	16.0	16.1
HP Customer D	7.8	2.4
Total HP	49.5%	48.1%
IBM	29.7	33.2
Total Major Customers	79.2%	81.3%
Others	20.8	18.7
Total	100.0%	100.0%

DIRECT INSITE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Note 8 – Major Customers (continued)

As of March 31, 2013, two customers accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	March 31, 2013	December 31, 2012
HP	$810	$827
IBM	529	552
Total	$1,339	$1,379

Note 9 – Subsequent Events

On April 1, 2013, the Company’s 2003 Stock Option/Stock Issuance Plan and its 2003-A Stock Option/Stock Issuance Plan expired resulting in the respective expiration of 278,532 and 37,325 options available for issuance.  As such, on April 1, 2013, there is 122,428 options available for issuance under the 2004 Stock Option/Stock Issuance Plan.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements.  When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as such words or expressions relate to us or our management, identify forward-looking statements.  Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to: general economic conditions; customer concentration; the risk of errors or failures in our software products; technological changes or difficulties; dependence on proprietary technology; the dependence on key personnel; the ability to recruit personnel; and the management of future growth both organically and through potential acquisitions.  Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

OVERVIEW

The Company was incorporated under the laws of the State of Delaware on August 27, 1987.  We consummated our initial public offering in 1992.  In May 1990, we changed our name to Computer Concepts, Inc. and in August 2000, we changed our name to Direct Insite Corp.

Direct Insite operates as a SaaS, providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay and Order-to-Cash processes. Specifically, Direct Insite’s global e-invoice management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a business-to-business transaction based “fee for services” business model.

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

HP Enterprise Services (“HP”) accounted for approximately 49.5% and 48.1% of revenue for the three months ended March 31, 2013 and 2012, respectively. We have four principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated on ninety days advance written notice.  In February 2013, we were notified by HP that one of its customers, representing approximately 12.8% and 14.6% of our revenue for the three months ended March 31, 2013 and 2012, respectively, was terminating its contract with HP, thus HP is terminating this individual contract with us effective March 31, 2013.  We are in active negotiations with HP and HP’s customer to continue providing a portion, if not all, of the level of services historically provided.

International Business Machines, Inc. (“IBM”), representing approximately 29.7% and 33.2%,  of revenue for each of the three months ended March 31, 2013 and 2012, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  These contracts are for one-year periods and are renewable annually.  The contracts may be terminated on ninety days advance written notice.

SEASONALITY / QUANTITY FLUCTUATIONS

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

RESULTS OF OPERATIONS

The following is a summary of our operating results for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012	Increase (Decrease)
Revenues:
Recurring	$1,961	$1,813	$148	8.2%
Non-recurring	399	302	97	32.1%
Total revenues	2,360	2,115	245	11.6%

Operating costs and expenses:
Operations, research and development	956	992	(36)	(3.6%)
General and administrative	613	459	154	33.6%
Sales and marketing	605	581	24	4.1%
Amortization and depreciation	98	81	17	21.0%
Total operating costs and expenses	2,272	2,113	159	7.5%

Operating income	88	2	86	4,300.0%

Other expense:
Other expense, net	4	8	(4)	(50.0%)
Total other expense	4	8	(4)	(50.0%)

Net income (loss)	$84	$(6)	$90	1,500.0%

Revenues

For the three months ended March 31, 2013, revenue increased by $245,000, or 11.6%, to $2,360,000 from $2,115,000 for the comparable prior year period.  Recurring revenue increased by $148,000, or 8.2%, to $1,961,000 for the three months ended March 31, 2013, from $1,813,000 for the comparable prior year period, primarily due to new customers that went live during 2012.  Non-recurring revenue increased by $97,000, or 32.1%, to $399,000 for the three months ended March 31, 2013 from $302,000 for the comparable prior year period, primarily due to higher startup engineering services revenue from new customers contracted throughout 2012, partially offset by lower revenues from third-party scanning services.

Operating Cost and Expenses

Costs of operations, research and development decreased by approximately $36,000, or 3.6%, to $956,000 for the three months ended March 31, 2013 from $992,000 for the comparable prior year period. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The decrease was primarily due to a (i) decrease in the third party scanning services; (ii) decrease in co-location rent charges; and a (iii) decrease in salaries, payroll taxes and related benefit costs; partially offset by an increase in consulting fees.

General and administrative costs increased by approximately $154,000, or 33.6%, to $613,000 for the three months ended March 31, 2013 from $459,000 for the comparable prior year period, primarily due an increase in salaries related to new hires made over the past twelve months, higher consulting and professional fees.

Sales and marketing costs increased by approximately $24,000, or 4.1%, to $605,000 for the three months ended March 31, 2013 from $581,000 for the comparable prior year period, primarily due to an increase in salaries related to new hires made over the past twelve months, partially offset by a decrease in trade show expense.

Amortization and depreciation increased by approximately $17,000, or 21.0%, to $98,000 for the three months ended March 31, 2013 from $81,000 for the comparable prior year period due to higher depreciation associated with the purchase of capital expenditures over the past twelve months.

Operating Income

Operating income increased by approximately $86,000, to $88,000, for the three months ended March 31, 2013, compared to $2,000 for the comparable prior year period, due to the aforementioned increase in revenues, partially offset by the aforementioned increase in operating cost and expenses.

Other Expense

Other expense, net decreased by approximately $4,000, or 50.0%, to $4,000 for the three months ended March 31, 2013 compared to $8,000 for the comparable prior year period, primarily reflecting a gain on the sale of fixed assets in 2013, partially offset by higher interest expense.

Net Income (Loss)

Net income increased by approximately $90,000, to $84,000, for the three months ended March 31, 2013, compared a net loss of $6,000 for the comparable prior year period, due to the increase in operating income and the aforementioned decrease in other expense.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2013, we had total stockholders’ equity of approximately $3,694,000, working capital of $1,999,000 and an accumulated deficit of $111,821,000.  Our cash increased by $330,000 during the three months ended March 31, 2013, to $1,428,000 on hand as of March 31, 2013.

Our primary sources for liquidity come from existing cash on hand and cash generated from operations.  We believe we have sufficient liquidity available to fund our operations for the next twelve months.

During the three months ended March 31, 2013, cash provided by operations was $463,000, compared to cash provided by operations of $202,000 for the three months ended March 31, 2012.  The increase in cash provided by operations is primarily due to higher profitability, the timing of collections from our customers and the timing of payments to our vendors.

Cash used in investing activities for the three months ended March 31, 2013 was due to expenditures for new equipment of $79,000, partially offset by proceeds from the sale of property and equipment of $8,000. Cash used in investing activities for the three months ended March 31, 2012 was due to expenditures for new equipment of $55,000.

Cash used in financing activities totaled $62,000 and $53,000 for the three months ended March 31, 2013 and 2012, respectively, with both periods reflecting payments on equipment notes and capital leases, primarily using cash provided by operations.

In February 2013, we were notified by one of our two major customers, that one of its customers, comprising 12.8% of our revenues for the three months ended March 31, 2013 had terminated its contract effective March 31, 2013.  While we are in active negotiations to continue providing a portion, if not all, of the level of services historically provided through a direct contractual agreement, loss of revenue could have an impact on our liquidity.

OUR CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Reported on Form 10-K filed with the SEC on March 26, 2013.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2013, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	Other Information

Item 1.	Legal Proceedings

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business, and no such proceedings are known to be contemplated.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description
31.1	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101
The following materials from Direct Insite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (Unaudited), (iv) and Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.

/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer	May 13, 2013

/s/ Jeff Yesner
Jeff Yesner, Chief Financial Officer	May 13, 2013