Form 10-Q
period 2013-06-30
DIRECT INSITE CORP
filed 2013-08-12
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of August 5, 2013, there were 12,554,003 shares of the registrant’s Common Stock outstanding.

DIRECT INSITE CORP.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Information

DIRECT INSITE CORP.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,517	$1,098
Accounts receivable	1,707	1,689
Prepaid expenses and other current assets	348	261
Deferred tax assets – current	305	305
Total current assets	3,877	3,353
Property and equipment, net	518	615
Deferred tax assets	869	869
Other assets	323	324
Total assets	$5,587	$5,161

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,356	$1,165
Current portion of capital lease obligations	196	198
Notes payable	5	32
Deferred rent	24	22
Deferred revenue	10	41
Total current liabilities	1,591	1,458
Capital lease obligations, net of current portion	66	162
Total liabilities	1,657	1,620

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,583,019 and 12,507,870 shares issued and 12,543,092 and 12,467,943 shares outstanding in 2013 and 2012, respectively	1	1
Additional paid-in capital	115,883	115,773
Accumulated deficit	(111,626)	(111,905)
Common stock in treasury, at cost; 24,371 shares in 2013 and 2012	(328)	(328)
Total stockholders’ equity	3,930	3,541
Total liabilities and stockholders’ equity	$5,587	$5,161

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except share data)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Recurring	$1,969	$1,836	$3,930	$3,650
Non-recurring	549	431	948	733
Total revenues	2,518	2,267	4,878	4,383

Operating costs and expenses:
Operations, research and development	1,022	969	1,978	1,962
General and administrative	562	501	1,175	960
Sales and marketing	627	561	1,234	1,143
Amortization and depreciation	101	96	199	177
Total operating costs and expenses	2,312	2,127	4,586	4,242
Operating income	206	140	292	141
Other (income) expense	9	(2)	13	6
Income before provision for income taxes	197	142	279	135
Provision for income taxes	–	–	–	–
Net income	$197	$142	$279	$135

Basic income per share attributable to common stockholders	$0.02	$0.01	$0.02	$0.01

Diluted income per share attributable to common stockholders	$0.02	$0.01	$0.02	$0.01

Basic weighted average common stock outstanding	12,476	12,366	12,462	12,230

Diluted weighted average common stock outstanding	12,520	12,368	12,490	12,232

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)

	For the six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net income	$279	$135
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	199	177
Stock-based compensation expense	90	78
Deferred rent expense	2	(18)
Gain on sale of property and equipment	(8)	–
Changes in operating assets and liabilities:
Accounts receivable	(18)	(347)
Prepaid expenses and other current assets	(86)	51
Accounts payable and accrued expenses	211	(66)
Deferred revenue	(31)	–
Total adjustments	359	(125)
Net cash provided by operating activities	638	10

Cash flows from investing activities:
Purchases of property and equipment	(102)	(49)
Proceeds from the sale of property and equipment	8	–
Net cash used in investing activities	(94)	(49)

Cash flows from financing activities:
Repayment of capital lease obligations	(98)	(81)
Repayment of long-term debt	(27)	(36)
Net cash used in financing activities	(125)	(117)

Net increase (decrease) in cash and cash equivalents	419	(156)
Cash and cash equivalents – beginning	1,098	687
Cash and cash equivalents – ending	$1,517	$531

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$3
Cash paid for income taxes	$1	$–

Schedule of non-cash investing and financing activities:
Common stock issued for payment of liability	$20	$277
Equipment acquired by capital lease	$–	$155

See notes to condensed financial statements.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As described in Note 9, the Company has two major customers that accounted for 80.1% and 80.4% of the Company’s revenue for the three months ended June 30, 2013 and 2012, respectively, and 79.6% and 80.7% of the Company’s revenue for the six months ended June 30, 2013 and 2012, respectively.  Loss of any of these customers would have a material effect on the Company.

In February 2013, the Company was notified by HP Enterprise Services (“HP”) (see Note 9), that one of its customers that comprised 18.5% and 13.3% of the Company’s revenues for the three months ended June 30, 2013 and 2012, respectively, and 15.7% and 13.9% of the Company’s revenues for the six months ended June 30, 2013 and 2012, respectively, was terminating its contract effective March 31, 2013.  As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 24, 2013, the Company determined that despite its efforts to negotiate direct contractual agreement with this client, the client ultimately decided to sunset its use of the application. As such, the Company does not expect to record any revenue from this client after June 30, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed interim financial statements include the accounts of Direct Insite. All intercompany balances and transactions would be eliminated in consolidation. The condensed balance sheet as of June 30, 2013, the condensed statements of operations for the three and six months ended June 30, 2013 and 2012 and the condensed statements of cash flows for the six months ended June 30, 2013 and 2012 have not been audited.  These unaudited, condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The December 31, 2012 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  These interim condensed financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K filed with the SEC on March 26, 2013.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

In preparing financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The most significant estimates are used in the accounting related to stock based compensation and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by the Federal Depository Insurance Corporation at June 30, 2013 and December 31, 2012.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 9.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company accounts for income taxes using the asset and liability method.  This method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates.  Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.  The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the statement of operations, but rather will result in an increase in additional paid-in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.

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

The computation of diluted weighted average common shares outstanding used in the calculation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	For the three months ended		For the six months ended
	2013	2012	2013	2012
Weighted average shares outstanding - basic	12,476	12,366	12,462	12,230
Stock options	6	–	3	–
Restricted stock grants	38	2	25	2
Weighted average shares outstanding - diluted	12,520	12,368	12,490	12,232

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and six months ended June 30, 2013 and 2012, consists of the following (in thousands):

	For the three months ended		For the six months ended
	2013	2012	2013	2012
Options to purchase common stock	109	949	109	949
Unvested stock grants	–	6	–	6
Potential anti-dilutive common shares	109	955	109	955

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on its financial statements.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment (with their respective useful lives) consist of the following at June 30, 2013 and December 31, 2012 (in thousands):

	2013	2012
Computer equipment and purchased software (3 years)	$1,275	$5,056
Furniture and fixtures and leasehold improvements (5 – 7 years)	136	91
	1,411	5,147
Less: accumulated depreciation and amortization	(893)	(4,532)
Property and equipment, net	$518	$615

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2013 and 2012 was approximately $101,000 and $96,000, respectively.

Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2013 and 2012 was approximately $199,000 and $177,000, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at June 30, 2013 and December 31, 2012 (in thousands):

	2013	2012
Trade accounts payable	$331	$141
Sales taxes payable	539	539
Accrued directors’ fees	315	261
Other accrued expenses	171	224
Total accounts payable and accrued expenses	$1,356	$1,165

NOTE 5 – DEBT

NOTES PAYABLE

At June 30, 2013 and December 31, 2012, notes payable consisted of one note for approximately $5,000 and $32,000, respectively, of borrowings for the purchase of equipment.  The note bears interest at a rate of 8.0% per year and matures in August 2013.  The note is collateralized by the equipment purchased with net book values of approximately $8,000 and $34,000, at June 30, 2013 and December 31, 2012, respectively.

CAPITAL LEASE OBLIGATIONS

The Company has equipment under four capital lease obligations expiring at various times through November 2014.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

The implied interest rates related to these capital leases range from 0.0% to 8.0%. The gross book value and the net book value of the related assets are approximately $569,000 and $269,000, respectively, as of June 30, 2013, and $569,000 and $362,000, respectively, as of December 31, 2012.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 6 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock, of which none were issued and outstanding as of June 30, 2013 and December 31, 2012.

COMMON STOCK, OPTIONS AND STOCK GRANTS

Six Months Ended June 30, 2013

During the six months ended June 30, 2013, 54,554 shares of restricted common stock with an aggregate grant date fair value of approximately $40,000 vested. In the same period of time, the Company issued 55,181 shares of restricted common stock with a grant date fair value of approximately $42,000, pursuant to the Company’s Directors’ Deferred Compensation Plan dated January 1, 2008 (the “Directors’ Deferred Compensation Plan”), to a former director for past services. 20,595 of the 55,181 shares of restricted common stock were issued to settle an approximate $20,000 accrued expense recorded on the Company’s balance sheet. During the six months ended June 30, 2013, the Company granted, to employees of the Company, options to acquire 90,000 shares of common stock with exercise prices of $1.15 (for a grant of 15,000 options) and $1.25 per share (for grants of a combined 75,000 options), exercisable over a term of five years from the date of grant.  The options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The Company estimated the grant date fair value of the stock options using the Black-Scholes option model and the following assumptions: volatility of 150%, risk free rate ranging from 0.4 to 0.5%, dividend rate of zero, and expected term of 3.75 years.  The grant date fair value of the stock options issued was determined to be approximately $87,000.  During the six months ended June 30, 2013, the Company recognized approximately $50,000 of expense related to the vesting of outstanding stock options.

Six Months Ended June 30, 2012

During the six months ended June 30, 2012, 46,076 shares of restricted common stock with an aggregate grant date fair value of approximately $35,000 vested.  During the six months ended June 30, 2012, the Company issued 261,503 shares of restricted common stock with a grant date fair value of approximately $277,000, pursuant to the Directors’ Deferred Compensation Plan, to two former directors for past services.  During the six months ended June 30, 2012, the Company granted, to certain employees of the Company, options to acquire an aggregate of 830,000 shares of common stock for an exercise price of $1.15 per share, exercisable over a term of five years from the date of grant.  The options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The Company estimated the grant date fair value of the stock options using the Black Scholes option model and the following assumptions: volatility ranging from 173% to 175%, risk free rate ranging from 0.36% to 0.41%, dividend rate of zero, and expected term of 3.75 years.  The grant date fair value of the stock options was determined to be approximately $497,000, of which approximately $43,000 was recognized as stock compensation expense for the six months ended June 30, 2012.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

STOCK OPTION PLANS

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans.  Options generally vest over three to four years and expire five years from the date of the grant.  On April 1, 2013, the Company’s 2003 Stock Option/Stock Issuance Plan and its 2003-A Stock Option/Stock Issuance Plan expired resulting in the expiration of 278,532 and 37,325 options, respectively, available for issuance.  As of June 30, 2013, 136,928 shares were available for issuance under the Company’s 2004 Stock Option/Stock Issuance Plan, its sole remaining plan under which options may be issued.

The following is a summary of stock option activity for six months ended June 30, 2013, relating to all of the Company’s common stock plans:

	Shares	Weighted Average Exercise	Weighted Average Remaining Contractual Term
	(in thousands)	Price	(in years)
Outstanding at January 1, 2013	906	$1.17	3.90
Granted	90	$1.23	4.84
Expired	(54)	$1.48
Forfeited	(93)	$1.15
Outstanding at June 30, 2013	849	$1.16	3.74
Exercisable at June 30, 2013	279	$1.16	3.49

The following table summarizes stock option information as of June 30, 2013:

		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Life	(in thousands)
$1.15	740	3.7 years	246
$1.20	34	3.0 years	33
$1.25	75	4.9 years	–
Total	849	3.7 years	279

As of June 30, 2013, there was approximately $275,000 of unrecognized compensation costs related to stock options outstanding.

RESTRICTED STOCK GRANTS

A summary of the status of the Company’s non-vested stock grants as of June 30, 2013 and changes during the six months ended June 30, 2013 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2013	60	$0.66
Granted	98	$0.82
Vested	(55)	$0.73
Non-vested at June 30, 2013	103	$0.77

The future expected expense for non-vested shares is approximately $80,000 and will be recognized as expense through December 31, 2014.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 7 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”) which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of June 30, 2013 and December 31, 2012.

The Company has identified its federal tax return and its state tax returns in New York and Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2009 through 2012, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three and six months ended June 30, 2013 and 2012.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

As of June 30, 2013, the Company has federal and state net operating loss carryforwards (“NOLs”) of approximately $27 million for each, which may be available to reduce future taxable income, if any.  The amounts will expire in 2019 through 2031.  Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2012, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control as such applies to Section 382.  However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs.  The NOL carryforward as of June 30, 2013 included approximately $1,194,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

NOTE 8 –COMMITMENT AND CONTINGENCIES

On May 29, 2013, the Company entered into an Employment Agreement (the “Employment Agreement”), with Matthew E. Oakes, the Company’s President and Chief Executive Officer.  The Employment Agreement supersedes Mr. Oakes’ previous employment agreement with the Company and extends Mr. Oakes’ term as President and Chief Executive Officer of the Company to December 31, 2015.

Pursuant to the terms of the Employment Agreement, the Company agrees to pay Mr. Oakes his current annual base salary of $275,000 for the remainder of 2013 and an annual base salary of $295,000 for each of the years 2014 and 2015.  Mr. Oakes is entitled to receive an annual bonus based on the Company’s yearly EBIT and revenue growth.  Mr. Oakes is also eligible to receive a discretionary bonus, subject to the discretion of the Board of Directors of the Company.  The options to purchase 360,000 shares of common stock of the Company granted to Mr. Oakes under his previous employment agreement will continue to vest as set forth in the Employment Agreement.  The Company will also continue to make lease payments on the corporate apartment, which is located in Fort Lauderdale, Florida and is utilized by Mr. Oakes, through the expiration of the lease on December 31, 2015.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 9 – MAJOR CUSTOMERS

Two customers, HP and International Business Machines Corp. (“IBM”) accounted for a significant portion of the Company’s revenues for the respective three and six month periods ended June 30, 2013 and 2012 as follows:

	For the three months ended		For the six months ended
	2013	2012	2013	2012
HP Customer A	18.5%	13.3%	15.7%	13.9%
HP Customer B	12.9%	14.5%	12.9%	14.7%
HP Customer C	9.2%	13.7%	12.5%	14.9%
HP Customer D	11.6%	6.4%	9.8%	4.4%
Total HP	52.2%	47.9%	50.9%	47.9%
IBM	27.9%	32.5%	28.7%	32.8%
Total major customers	80.1%	80.4%	79.6%	80.7%
Others	19.9%	19.6%	20.4%	19.3%
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2013 and December 31, 2012, HP and IBM accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	2013	2012
Total HP	$933	$827
IBM	507	552
Total	$1,440	$1,379

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward‑looking statements.  When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as such words or expressions relate to us or our management, identify forward‑looking statements.  Such forward‑looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those contemplated by the forward‑looking statements as a result of certain factors including but not limited to: general economic conditions; customer concentration; the risk of errors or failures in our software products; technological changes or difficulties; dependence on proprietary technology; the dependence on key personnel; the ability to recruit personnel; and the management of future growth both organically and through potential acquisitions.  Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity.  All subsequent written and oral forward‑looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

OVERVIEW

Direct Insite Corp., (“Direct Insite”, the “Company”, “we” or “our”) was incorporated under the laws of the State of Delaware on August 27, 1987.  We consummated our initial public offering in 1992.  In May 1990, we changed our name to Computer Concepts, Inc. and in August 2000, we changed our name to Direct Insite Corp.

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

Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including more than 100 countries, in 35 currencies and 17 languages. Direct Insite processes more than $125 billion in invoice value annually on behalf of our clients.  Direct Insite processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents, making them accessible on-line with an internet self-service portal.  Suppliers, customers, and internal departments, such as Finance and Accounting or Customer Service users, can easily access their business documents.

Our revenue comes from (i) recurring, on-going services that are billed monthly; and (ii) non-recurring, professional services derived from the configuration of our software platform.

HP Enterprise Services (“HP”) accounted for approximately 52.2% and 47.9% of revenue for the three months ended June 30, 2013 and 2012, respectively, and approximately 50.9% and 47.9% of revenue for the six months ended June 30, 2013 and 2012, respectively. In the second quarter, we had four principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated on ninety days advance written notice.  In February 2013, the Company was notified by HP, that one of its customers that comprised 18.5% and 13.3% of the Company’s revenues for the three months ended June 30, 2013 and 2012, respectively, and 15.7% and 13.9% of the Company’s revenues for the six months ended June 30, 2013 and 2012, respectively, was terminating its contract effective March 31, 2013.  As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 24, 2013, the Company determined that despite its efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to sunset its use of the application. As such, the Company does not expect to record any revenue from this client after June 30, 2013.

International Business Machines, Inc. (“IBM”), representing approximately 27.9% and 32.5%,  of revenue for the three months ended June 30, 2013 and 2012, respectively, and approximately 28.7% and 32.8%,  of revenue for the six months ended June 30, 2013 and 2012, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  These contracts are for one-year periods and are renewable annually.  The contracts may be terminated on ninety days advance written notice.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following is a summary of operating results for the three months ended June 30, 2013 and 2012 (in thousands):

	2013	2012	Increase (Decrease)
Revenues:
Recurring	$1,969	$1,836	$133	7.2%
Non-recurring	549	431	118	27.4%
Total revenues	2,518	2,267	251	11.1%

Operating costs and expenses:
Operations, research and development	1,022	969	53	5.5%
General and administrative	562	501	61	12.2%
Sales and marketing	627	561	66	11.8%
Amortization and depreciation	101	96	5	5.2%
Total operating costs and expenses	2,312	2,127	185	8.7%

Operating income	206	140	66	47.1%

Other (income) expense	9	(2)	(11)	(550.0)%

Net income	$197	$142	$55	38.7%

Revenues

For the three months ended June 30, 2013, revenue increased by $251,000, or 11.1%, to $2,518,000 from $2,267,000 for the comparable prior year period.  Recurring revenue increased by $133,000, or 7.2%, to $1,969,000 for the three months ended June 30, 2013, from $1,836,000 for the comparable prior year period, primarily due to new customers that went live during the past twelve months. Non-recurring revenue increased by $118,000, or 27.4%, to $549,000 for the three months ended June 30, 2013 from $431,000 for the comparable prior year period. The increase is primarily due to engineering services associated with the closing process of the HP client that terminated its contract with HP.

Operating Cost and Expenses

Costs of operations, research and development increased by approximately $53,000, or 5.5%, to $1,022,000 for the three months ended June 30, 2013 from $969,000 for the comparable prior year period. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The increase was primarily due to an increase in subcontractor usage, partially offset by a decrease in third party scanning costs.

General and administrative costs increased by approximately $61,000, or 12.2%, to $562,000 for the three months ended June 30, 2013 from $501,000 for the comparable prior year period, primarily due to increases in (i) salaries related to new hires made over the past twelve months; (ii) legal fees; (iii) insurance expense; and (iv) investor relations expense. These increases were partially offset by a decrease in accounting fees.

Sales and marketing costs increased by approximately $66,000, or 11.8%, to $627,000 for the three months ended June 30, 2013 from $561,000 for the comparable prior year period, primarily due to an increase in salaries related to new hires made over the past twelve months, partially offset by a decrease in consulting fees.

Amortization and depreciation increased by approximately $5,000, or 5.2%, to $101,000 for the three months ended June 30, 2013 from $96,000 for the comparable prior year period due to higher depreciation expense associated with the purchase of property and equipment over the past twelve months.

Operating Income

Operating income increased by approximately $66,000, or 47.1%, to $206,000, for the three months ended June 30, 2013, compared to $140,000 for the comparable prior year period, due to the aforementioned increase in revenues, partially offset by the aforementioned increase in operating cost and expenses.

Other (Income) Expense

We reported other expense of approximately $9,000 for the three months ended June 30, 2013 compared to other income of $2,000 for the comparable prior year period.

Net Income (Loss)

Net income increased by approximately $55,000, to $197,000, for the three months ended June 30, 2013, compared to net income of $142,000 for the comparable prior year period, due to an increase in operating income.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following is a summary of operating results for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012	Increase (Decrease)
Revenues:
Recurring	$3,930	$3,650	$280	7.7%
Non-recurring	948	733	215	29.3%
Total revenues	4,878	4,383	495	11.3%

Operating costs and expenses:
Operations, research and development	1,978	1,962	16	0.8%
General and administrative	1,175	960	215	22.4%
Sales and marketing	1,234	1,143	91	8.0%
Amortization and depreciation	199	177	22	12.4%
Total operating costs and expenses	4,586	4,242	344	8.1%

Operating income	292	141	151	107.1%

Other expense	13	6	7	116.7%

Net income	$279	$135	$144	106.7%

Revenues

For the six months ended June 30, 2013, revenue increased by $495,000, or 11.3%, to $4,878,000 from $4,383,000 for the comparable prior year period.  Recurring revenue increased by $280,000, or 7.7%, to $3,930,000 for the six months ended June 30, 2013, from $3,650,000 for the comparable prior year period, primarily due to new customers that went live in the past twelve months.  Non-recurring revenue increased by $215,000, or 29.3%, to $948,000 for the six months ended June 30, 2013 from $733,000 for the comparable prior year period. The increase is primarily due to higher startup engineering services from new customers contracted throughout 2012 and 2013, and engineering services associated with the closing process of the HP client that terminated its contract with HP; partially offset by lower revenues from third-party scanning services.

Operating Cost and Expenses

Costs of operations, research, and development increased by approximately $16,000, or 0.8%, to $1,978,000 for the six months ended June 30, 2013 from $1,962,000 for the comparable prior year period.  These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The increase was primarily due to an increase in subcontract usage, partially offset by decreases in (i) third party scanning services; (ii) co-location rent charges; and (iii) salaries, payroll taxes and related benefit costs.

General and administrative costs increased by approximately $215,000, or 22.4%, to $1,175,000 for the six months ended June 30, 2013 from $960,000 for the comparable prior year period, primarily due to increases in (i) salaries related to new hires made over the past twelve months; (ii) legal fees; (iii) insurance expense; and (iv) investor relations expense.

Sales and marketing costs increased by approximately $91,000, or 8.0%, to $1,234,000 for the six months ended June 30, 2013 from $1,143,000 for the comparable prior year period, primarily due to an increase in salaries related to new hires made over the past twelve months.

Amortization and depreciation increased by approximately $22,000, or 12.4%, to $199,000 for the six months ended June 30, 2013 from $177,000 for the comparable prior year period due to higher depreciation expense that is associated with the purchase of capital expenditures over the past twelve months.

Operating Income

Operating income increased by approximately $151,000, to $292,000, for the six months ended June 30, 2013, compared to $141,000 for the comparable prior year period, due to the aforementioned increase in revenues, partially offset by the aforementioned increase in operating cost and expenses.

Other Expense

We reported other expense of approximately $13,000 for the six months ended June 30, 2013 compared to $6,000 for the comparable prior year period.

Net Income (Loss)

Net income for the six months ended June 30, 2013 increased by approximately $144,000, or 106.7%, to $279,000, compared to $135,000 for the comparable prior year period, due to an increase in operating income.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2013, we had total stockholders’ equity of approximately $3,930,000, working capital of $2,286,000 and an accumulated deficit of $111,626,000.  Our cash increased by $419,000 during the six months ended June 30, 2013, to $1,517,000 of cash on hand as of June 30, 2013.

Our primary sources for liquidity come from existing cash on hand and cash generated from operations.  We believe we have sufficient liquidity available to fund our operations for the next twelve months.

During the six months ended June 30, 2013, cash provided by operations was $638,000, compared to $10,000 for the comparable prior year period.  The increase in cash provided by operations is primarily due to higher profitability and the timing of payments to our vendors.

Cash used in investing activities for the six months ended June 30, 2013 was due to expenditures for new equipment of $102,000, partially offset by proceeds from the sale of property and equipment of $8,000.  Cash used in investing activities for the six months ended June 30, 2012 was due to expenditures for new equipment of $49,000.

Cash used in financing activities totaled $125,000 and $117,000 for the six months ended June 30, 2013 and 2012, respectively, with both periods reflecting payments on equipment notes and capital leases, primarily using cash provided by operations.

As discussed above, a client that comprised 15.7% of the Company’s revenues for the six months ended June 30, 2013, terminated its contract effective March 31, 2013.  Despite the Company’s efforts to negotiate a direct contractual agreement with them, the Company was notified by the client that it had ultimately decided to sunset its use of the application.  As such, we do not expect to record any revenue from this client after June 30, 2013.

OUR CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in the audited financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Reported on Form 10-K filed with the SEC on March 26, 2013.

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

Not applicable.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2013, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	Other Information

Item 1.	Legal Proceedings

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business, and no such proceedings are known to be contemplated.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	The following materials from Direct Insite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012, (ii) Condensed Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited), (iii) Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (Unaudited), (iv) and Notes to Condensed Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.

/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer	August 12, 2013

/s/ Jeff Yesner
Jeff Yesner, Chief Financial Officer	August 12, 2013