Form 10-Q
period 2013-09-30
DIRECT INSITE CORP
filed 2013-11-13
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No ☑

As of November 5, 2013, there were 12,631,628 shares of the registrant’s Common Stock outstanding.

DIRECT INSITE CORP.

PART I – FINANCIAL INFORMATION
Item 1.   Financial Information

DIRECT INSITE CORP.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	December 31, 2012

	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,579	$1,098
Accounts receivable	1,492	1,689
Prepaid expenses and other current assets	477	261
Deferred tax assets – current	305	305
Total current assets	3,853	3,353
Property and equipment, net	674	615
Deferred tax assets	869	869
Other assets	286	324
Total assets	$5,682	$5,161

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,421	$1,165
Current portion of capital lease obligations	212	198
Notes payable	–	32
Deferred rent	23	22
Deferred revenue	–	41
Total current liabilities	1,656	1,458
Capital lease obligations, net of current portion	49	162
Total liabilities	1,705	1,620

Commitments and contingencies	–	–

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,660,644 and 12,507,870 shares issued and 12,620,717 and 12,467,943 shares outstanding in 2013 and 2012, respectively	1	1
Additional paid-in capital	115,926	115,773
Accumulated deficit	(111,622)	(111,905)
Common stock in treasury, at cost; 24,371 shares in 2013 and 2012	(328)	(328)
Total stockholders’ equity	3,977	3,541
Total liabilities and stockholders’ equity	$5,682	$5,161

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Recurring	$1,779	$1,826	$5,708	$5,475
Non-recurring	299	342	1,248	1,075
Total revenues	2,078	2,168	6,956	6,550
Operating costs and expenses:
Operations, research and development	943	928	2,921	2,890
Sales and marketing	522	585	1,755	1,727
General and administrative	546	451	1,721	1,411
Amortization and depreciation	103	101	302	277
Total operating costs and expenses	2,114	2,065	6,699	6,305
Operating income (loss)	(36)	103	257	245
Other income (expense)	40	(11)	26	(17)
Income before provision for income taxes	4	92	283	228
Provision for income taxes	–	–	–	–
Net income	$4	$92	$283	$228

Basic income per share attributable to common stockholders	$–	$0.01	$0.02	$0.02

Diluted income per share attributable to common stockholders	$–	$0.01	$0.02	$0.02

Basic weighted average common shares outstanding	12,535	12,398	12,492	12,286

Diluted weighted average common shares outstanding	12,794	12,410	12,597	12,292

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)

	For the nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net income	$283	$228
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	302	277
Stock-based compensation expense	133	122
Deferred rent expense	1	(5)
Gain on sale of property and equipment	(8)	–
Changes in operating assets and liabilities:
Accounts receivable	197	(409)
Prepaid expenses and other current assets	(100)	(99)
Accounts payable and accrued expenses	198	92
Deferred revenue	(41)	70
Total adjustments	682	48
Net cash provided by operating activities	965	276

Cash flows from investing activities:
Purchases of property and equipment	(110)	(58)
Capitalization of internally developed software	(194)	–
Proceeds from the sale of property and equipment	8	–
Net cash used in investing activities	(296)	(58)

Cash flows from financing activities:
Repayment of capital lease obligations	(156)	(130)
Repayment of long-term debt	(32)	(50)
Net cash used in financing activities	(188)	(180)

Net increase in cash and cash equivalents	481	38
Cash and cash equivalents – beginning	1,098	687
Cash and cash equivalents – ending	$1,579	$725

Supplemental disclosure of cash flow information:
Cash paid for interest	$15	$11
Cash paid for income taxes	$1	$–

Schedule of non-cash investing and financing activities:
Common stock issued for payment of liability	$20	$277
Equipment acquired by capital lease	$57	$155

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

As described in Note 9, the Company has two major customers that accounted for 74.2% and 84.5% of the Company’s revenue for the three months ended September 30, 2013 and 2012, respectively, and 78.0% and 82.0% of the Company’s revenue for the nine months ended September 30, 2013 and 2012, respectively.  Loss of either one of these customers would have a material effect on the Company.

In February 2013, the Company was notified by HP Enterprise Services (“HP”) (see Note 9), that one of its customers (“HP Customer A”) was terminating its contract effective March 31, 2013.  Despite the Company’s efforts to negotiate a direct contractual agreement with this client, they ultimately decided to sunset its use of the application. As such, the Company did not record any revenue from HP Customer A after June 30, 2013.  This customer comprised 14.4% of the Company’s revenues for the three months ended September 30, 2012, and 11.0% and 14.1% of the Company’s revenues for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed interim financial statements include the accounts of Direct Insite. The condensed balance sheet as of September 30, 2013, the condensed statements of operations for the three and nine months ended September 30, 2013 and 2012 and the condensed statements of cash flows for the nine months ended September 30, 2013 and 2012 have not been audited.  These unaudited, condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The December 31, 2012 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  These interim condensed financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

In preparing financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The most significant estimates are used in the accounting related to stock based compensation, the valuation allowance on deferred tax assets, and internally developed software.  Actual results could differ from those estimates.

INTERNALLY DEVELOPED SOFTWARE

The Company is in the process of developing a next generation version of its accounts receivable platform. It is being designed for one of the Company’s clients and will be available to all accounts receivable customers. According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company is able to capitalize the costs associated with the application development stage of a project. The Company will start amortizing capitalized costs when the software is ready for use and placed in service. The capitalized costs will be amortized on a straight-line basis over the estimated three year useful life of the software.

REVENUE RECOGNITION

The Company records revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”), and SEC Staff Accounting Bulletin Topic 13, Revenue Recognition in Financial Statements.  Revenue is recognized when it is both earned and realizable, that is, when the following criteria are met:

—	persuasive evidence of arrangements exist;
—	delivery has occurred or services have been rendered;
—	the seller’s price is fixed and determinable; and
—	collectability is reasonably assured.

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

Non-Recurring (Professional Services)

The Company provides non-recurring engineering services to its customers, which may include initial or additional development, modification, and configuration services to the Company’s software platform.  Such services are billed based on: (i) hourly rates; or (ii) milestone billings.  For hourly billed services, revenue is recognized when work is performed.  For milestone billed services, revenue is recognized when the project milestone has been accepted by the customer.  The Company does not sell software licenses, upgrades or enhancements, or post-contract customer services.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by the Federal Depository Insurance Corporation at September 30, 2013 and December 31, 2012.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 9.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method.  This method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.  The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the statement of operations, but rather will result in an increase in additional paid-in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on at least an annual basis, though it may do a review on a quarterly basis should circumstances warrant one.

EARNINGS PER SHARE

The Company displays earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”).  ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The computation of diluted weighted average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	For the three months ended		For the nine months ended
	2013	2012	2013	2012
Weighted average shares outstanding - basic	12,535	12,398	12,492	12,286
Stock options	218	–	75	–
Restricted stock grants	41	12	30	6
Weighted average shares outstanding - diluted	12,794	12,410	12,597	12,292

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine months ended September 30, 2013 and 2012, consists of the following (in thousands):

	For the three months ended		For the nine months ended
	2013	2012	2013	2012
Options to purchase common stock	91	926	91	926
Unvested stock grants	–	3	–	3
Potential anti-dilutive common shares	91	929	91	929

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on its financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment (with their respective useful lives) consist of the following at September 30, 2013 and December 31, 2012 (in thousands):

	2013	2012
Computer equipment and purchased software (3 years)	$1,338	$5,056
Furniture and fixtures and leasehold improvements (5 – 7 years)	137	91
	1,475	5,147
Less: accumulated depreciation and amortization	(995)	(4,532)
	480	615
Internally developed software (3years)	194	–
Property and equipment, net	$674	$615

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2013 and 2012 was approximately $103,000 and $101,000, respectively.

Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2013 and 2012 was approximately $302,000 and $277,000, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2013 and December 31, 2012 (in thousands):

	2013	2012
Trade accounts payable	$362	$141
Sales taxes payable	539	539
Accrued directors’ fees	345	261
Other accrued expenses	175	224
Total accounts payable and accrued expenses	$1,421	$1,165

NOTE 5 – DEBT

NOTES PAYABLE

At December 31, 2012, notes payable that consisted of approximately $32,000 of borrowings for the purchase of equipment were paid in full as of September 30, 2013.  These notes bore interest at rates ranging from 8.0% to 9.5% per year and matured in August 2013.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 5 – DEBT (CONTINUED)

CAPITAL LEASE OBLIGATIONS

The Company has equipment under five capital lease obligations expiring at various times through March 2016.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

The implied interest rates related to these capital leases range from 0.0% to 8.0%. The gross book value and the net book value of the related assets are approximately $626,000 and $274,000, respectively, as of September 30, 2013, and $569,000 and $362,000, respectively, as of December 31, 2012.

NOTE 6 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock, of which none were issued and outstanding as of September 30, 2013 and December 31, 2012.

COMMON STOCK, OPTIONS AND STOCK GRANTS

Nine Months Ended September 30, 2013

During the nine months ended September 30, 2013, 81,831 shares of restricted common stock with an aggregate grant date fair value of approximately $60,000 vested. In the same period of time, the Company issued 55,181 shares of restricted common stock with a grant date fair value of approximately $42,000, pursuant to the Company’s Directors’ Deferred Compensation Plan dated January 1, 2008 (the “Directors’ Deferred Compensation Plan”), to a former director for past services. 20,595 of the 55,181 shares of restricted common stock were issued to settle an approximate $20,000 accrued expense recorded on the Company’s balance sheet. During the nine months ended September 30, 2013, the Company granted, to employees of the Company, options to acquire 180,909 shares of common stock with exercise prices of $1.15 (for a grant of 15,000 options), $1.25 per share (for grants of a combined 75,000 options) and $1.65 per share (for a grant of 90,909 options), exercisable over a term of five years from the date of grant. The options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The Company estimated the grant date fair value of the stock options using the Black-Scholes-Merton option model and the following assumptions: volatility of 150%, risk free rate ranging from 0.4% to 0.8%, dividend rate of zero, and expected term of 3.75 years.  The grant date fair value of the stock options issued was determined to be approximately $163,000.  During the nine months ended September 30, 2013, the Company recognized approximately $73,000 of expense related to the vesting of outstanding stock options.  As of September 30, 2013, options to acquire 56,500 shares of common stock with an average exercise price of $1.47 expired unexercised, and options to acquire 172,500 shares of common stock with an average exercise price of $1.16 were forfeited. On September 5, 2013, Matthew E. Oakes, the Company’s President and Chief Executive Officer, received 50,348 shares of the Company’s common stock in a cashless exercise of 172,500 stock options that had an exercise price of $1.15 per share.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, 65,999 restricted common shares with an aggregate grant date fair value of approximately $50,000 vested. During the nine months ended September 30, 2012, the Company issued 261,503 shares of restricted common stock with a grant date fair value of approximately $277,000, pursuant to the Directors’ Deferred Compensation Plan, to two former directors for past services. During the nine months ended September 30, 2012, the Company granted, to certain employees of the Company, options to acquire an aggregate of 835,000 shares of common stock for an exercise price of $1.15 per share, exercisable over a term of five years from the date of grant. The options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The Company estimated the grant date fair value of the stock options using the Black-Scholes-Merton option model and the following assumptions: volatility ranging from 168% to 175%, risk-free rate ranging from 0.36% to 0.41%, dividend rate of zero, and expected term of 3.75 years. The grant date fair value of the stock options was determined to be approximately $500,000, of which approximately $72,000 was recognized as stock compensation expense for the nine months ended September 30, 2012.

STOCK OPTION PLANS

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans.  Options generally vest over three to four years and expire five years from the date of the grant.  On April 1, 2013, the Company’s 2003 Stock Option/Stock Issuance Plan and its 2003-A Stock Option/Stock Issuance Plan expired resulting in the expiration of 278,532 and 37,325 options, respectively, available for issuance.  As of September 30, 2013, 128,519 shares were available for issuance under the Company’s 2004 Stock Option/Stock Issuance Plan, its sole remaining plan under which options may be issued.

The following is a summary of stock option activity for the nine months ended September 30, 2013, relating to all of the Company’s common stock plans:

			Weighted Average Remaining
	Shares	Weighted Average Exercise	Contractual Term
	(in thousands)	Price	(in years)
Outstanding at January 1, 2013	906	$1.17	3.90
Granted	181	$1.44	2.40
Expired	(57)	$1.47
Exercised	(173)	$1.15
Forfeited	(173)	$1.16
Outstanding at September 30, 2013	684	$1.23	3.66
Exercisable at September 30, 2013	229	$1.16	3.29

The following table summarizes stock option information as of September 30, 2013:

		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Life	(in thousands)
$1.15	512	3.4 years	198
$1.20	31	2.7 years	31
$1.25	50	4.7 years	–
$1.65	91	4.9 years	–
Total	684	3.7 years	229

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of September 30, 2013, there was approximately $267,000 of unrecognized compensation costs related to stock options outstanding.

RESTRICTED STOCK GRANTS

A summary of the status of the Company’s non-vested stock grants as of September 30, 2013 and changes during the nine months ended September 30, 2013 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2013	60	$0.66
Granted	98	$0.82
Vested	(82)	$0.73
Non-vested at September 30, 2013	76	$0.79

The future expected expense for non-vested shares is approximately $60,000 and will be recognized as expense through December 31, 2014.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”) which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of September 30, 2013 and December 31, 2012.

The Company has identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2009 through 2012, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three and nine months ended September 30, 2013 and 2012.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

As of September 30, 2013, the Company has federal and state net operating loss carryforwards (“NOLs”) of approximately $27 million for each, which may be available to reduce future taxable income, if any.  The amounts will expire in 2019 through 2031.  Internal Revenue Code (“IRC”) Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2012, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control as such applies to IRC Section 382.  However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could have the effect of eliminating substantially all of the future income tax benefits of the NOLs.  The NOL carryforward as of September 30, 2013 included approximately $1,194,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

Pursuant to the terms of the Employment Agreement, the Company agreed to pay Mr. Oakes his current annual base salary of $275,000 for the remainder of 2013 and an annual base salary of $295,000 for each of the years 2014 and 2015.  Mr. Oakes is entitled to receive an annual bonus based on the Company’s yearly EBIT and revenue growth.  Mr. Oakes is also eligible to receive a bonus, subject to the discretion of the Company’s Board of Directors.  The options to purchase 360,000 shares of common stock of the Company, of which 150,000 were exercised on September 5, 2013 in a cashless transaction, granted to Mr. Oakes under his previous employment agreement will continue to vest as set forth in the Employment Agreement.  The Company will also continue to make lease payments on the corporate apartment, which is located in Fort Lauderdale, Florida and is utilized by Mr. Oakes, through the expiration of the lease on December 31, 2015.

NOTE 9 – MAJOR CUSTOMERS

Two customers, HP and International Business Machines Corp. (“IBM”) accounted for a significant portion of the Company’s revenues for the respective three and nine month periods ended September 30, 2013 and 2012 as follows:

	For the three months ended		For the nine months ended
	2013	2012	2013	2012
HP Customer A	0.0%	14.4%	11.0%	14.1%
HP Customer B	14.5%	14.5%	13.4%	14.9%
HP Customer C	11.7%	16.4%	12.3%	15.2%
HP Customer D	11.6%	6.5%	10.3%	5.1%
Total HP	37.8%	51.8%	47.0%	49.3%
IBM	36.4%	32.7%	31.0%	32.7%
Total major customers	74.2%	84.5%	78.0%	82.0%
Others	25.8%	15.5%	22.0%	18.0%
Total	100.0%	100.0%	100.0%	100.0%

As of September 30, 2013 and December 31, 2012, HP and IBM accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	2013	2012
Total HP	$628	$827
IBM	516	552
Total	$1,144	$1,379

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, other than disclosed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 28, 2013, the Company entered into a three-year agreement with IBM, effective January 1, 2014. The agreement extends the term of one of the Company’s existing agreements with IBM to December 31, 2016, which term will automatically be extended for successive one-year terms unless IBM notifies the Company in writing at least 90 days prior to the end of the applicable term.  On October 29, 2013, the Company filed a Current Report on Form 8-K to report the renewal of its agreement with IBM.

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

HP Enterprise Services (“HP”) accounted for approximately 37.8% and 51.8% of revenue for the three months ended September 30, 2013 and 2012, respectively, and approximately 47.0% and 49.3% of revenue for the nine months ended September 30, 2013 and 2012, respectively. We currently have three principal contracts with HP providing e-invoice management services.  These contracts have terms ranging from one to five years.  The contracts may be terminated on ninety days advance written notice.  In February 2013, the Company was notified by HP, that one of its customers was terminating its contract effective March 31, 2013.  As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 24, 2013, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to sunset its use of the application. As such, we did not record revenue from this client after June 30, 2013.  Revenue from this customer comprised 14.4% of our revenues for the three months ended September 30, 2012, and 11.0% and 14.1% of our revenues for the nine months ended September 30, 2013 and 2012, respectively.

International Business Machines, Inc. (“IBM”), representing approximately 36.4% and 32.7%, of revenue for the three months ended September 30, 2013 and 2012, respectively, and approximately 31.0% and 32.7%, of revenue for the nine months ended September 30, 2013 and 2012, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  One of these contracts is for a one-year period and is renewable annually. On October 28, 2013, the other contract was extended for a three-year period, through December 31, 2016, and is renewable annually thereafter.  The contracts may be terminated on ninety days advance written notice.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following is a summary of operating results for the three months ended September 30, 2013 and 2012 (in thousands):

	2013	2012	Increase (Decrease)
Revenues:
Recurring	$1,779	$1,826	$(47)	(2.6)%
Non-recurring	299	342	(43)	(12.6)%
Total revenues	2,078	2,168	(90)	(4.2)%

Operating costs and expenses:
Operations, research and development	943	928	15	1.6%
Sales and marketing	522	585	(63)	(10.8)%
General and administrative	546	451	95	21.1%
Amortization and depreciation	103	101	2	2.0%
Total operating costs and expenses	2,114	2,065	49	2.4%

Operating income (loss)	(36)	103	(139)	(135.0)%

Other income (expense)	40	(11)	51	463.6%

Net income	$4	$92	$(88)	(95.7)%

Revenues

For the three months ended September 30, 2013, revenue decreased by $90,000, or 4.2%, to $2,078,000 from $2,168,000 for the comparable prior year period.  Recurring revenue decreased by $47,000, or 2.6%, to $1,779,000 for the three months ended September 30, 2013, from $1,826,000 for the comparable prior year period, primarily due to the aforementioned HP customer that terminated its contract effective July 1, 2013, partially offset by revenue from new customers that began utilizing our services during the past twelve months. Non-recurring revenue decreased by $43,000, or 12.6%, to $299,000 for the three months ended September 30, 2013 from $342,000 for the comparable prior year period. The decrease is primarily due to lower startup engineering services revenue from new customers in 2013.

Operating Costs and Expenses

Costs of operations, research and development increased by approximately $15,000, or 1.6%, to $943,000 for the three months ended September 30, 2013 from $928,000 for the comparable prior year period. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The increase was primarily due to an increase in subcontractor usage, partially offset by a decrease in salaries due to the capitalization of a portion of salaries for employees working on an internally developed software.

Sales and marketing costs decreased by approximately $63,000, or 10.8%, to $522,000 for the three months ended September 30, 2013 from $585,000 for the comparable prior year period, primarily due to a decrease in salaries and website development costs.

General and administrative costs increased by approximately $95,000, or 21.1%, to $546,000 for the three months ended September 30, 2013 from $451,000 for the comparable prior year period, primarily due to increases in (i) salaries related to new hires made over the past twelve months; (ii) insurance expense; (iii) travel expense; and (iv) investor relations expense; that were partially offset by a decrease in accounting and consulting fees.

Amortization and depreciation increased by approximately $2,000, or 2.0%, to $103,000 for the three months ended September 30, 2013 from $101,000 for the comparable prior year period due to higher depreciation expense associated with the purchase of property and equipment over the past twelve months.

Operating Income (Loss)

Operating income (loss) decreased by approximately $139,000, or 135.0%, to a loss of $36,000, for the three months ended September 30, 2013, compared to income of $103,000 for the comparable prior year period, due to a decrease in revenues and increase in operating cost and expenses.

Other Income (Expense)

We reported other income of approximately $40,000 for the three months ended September 30, 2013 compared to other expense of $11,000 for the comparable prior year period. The increase of $51,000 primarily represents the recovery of a previously written-off asset.

Net Income

Net income decreased by approximately $88,000, to $4,000, for the three months ended September 30, 2013, compared to $92,000 for the comparable prior year period, due to the decrease in operating income, partially offset by an increase in other income.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following is a summary of operating results for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012	Increase
Revenues:
Recurring	$5,708	$5,475	$233	4.3%
Non-recurring	1,248	1,075	173	16.1%
Total revenues	6,956	6,550	406	6.2%

Operating costs and expenses:
Operations, research and development	2,921	2,890	31	1.1%
Sales and marketing	1,755	1,727	28	1.6%
General and administrative	1,721	1,411	310	22.0%
Amortization and depreciation	302	277	25	9.0%
Total operating costs and expenses	6,699	6,305	394	6.2%

Operating income	257	245	12	4.9%

Other income (expense)	26	(17)	43	252.9%

Net income	$283	$228	$55	24.1%

Revenues

For the nine months ended September 30, 2013, revenue increased by $406,000, or 6.2%, to $6,956,000 from $6,550,000 for the comparable prior year period.  Recurring revenue increased by $233,000, or 4.3%, to $5,708,000 for the nine months ended September 30, 2013, from $5,475,000 for the comparable prior year period, primarily due to new customers that began utilizing our services during the past twelve months.  Non-recurring revenue increased by $173,000, or 16.1%, to $1,248,000 for the nine months ended September 30, 2013 from $1,075,000 for the comparable prior year period. The increase is primarily due to higher startup engineering services from new customers contracted throughout 2013 and 2012, and engineering services associated with the closing process of the HP client that terminated its contract with HP; partially offset by lower revenues from third-party scanning services.

Operating Costs and Expenses

Costs of operations, research, and development increased by approximately $31,000, or 1.1%, to $2,921,000 for the nine months ended September 30, 2013 from $2,890,000 for the comparable prior year period.  These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The increase was primarily due to increases in (i) subcontractor usage; and (ii) software licenses expense, partially offset by decreases in (i) third party scanning services; (ii) quality control expense; (iii) seminars and recruitment expenses; and (iv) salaries due to the capitalization of a portion of salaries for employees working on a internally developed software, payroll taxes and related benefit costs.

Sales and marketing costs increased by approximately $28,000, or 1.6%, to $1,755,000 for the nine months ended September 30, 2013 from $1,727,000 for the comparable prior year period, primarily due to increases in (i) salaries related to new hires made over the past twelve months; (ii) recruitment fees; and (iii) commissions expense, partially offset by decreases in (i) trade shows expense; (ii) consulting; and (iii) advertising.

General and administrative costs increased by approximately $310,000, or 22.0%, to $1,721,000 for the nine months ended September 30, 2013 from $1,411,000 for the comparable prior year period, primarily due to increases in (i) salaries related to new hires made over the past twelve months; (ii) legal, accounting and recruitment fees; (iii) insurance expense; (iv) investor relations expense; and (v) rental expense, partially offset by decrease in software licenses fees.

Amortization and depreciation increased by approximately $25,000, or 9.0%, to $302,000 for the nine months ended September 30, 2013 from $277,000 for the comparable prior year period due to higher depreciation expense that is associated with the purchase of capital expenditures over the past twelve months.

Operating Income

Operating income increased by approximately $12,000, to $257,000, for the nine months ended September 30, 2013, compared to $245,000 for the comparable prior year period, due to the increase in revenues, partially offset by the increase in operating cost and expenses.

Other Income (Expense)

We reported other income of approximately $26,000 for the nine months ended September 30, 2013 compared to other expense of $17,000 for the comparable prior year period. The increase primarily represents the recovery of a previously written-off asset.

Net Income

Net income for the nine months ended September 30, 2013 increased by approximately $55,000, or 24.1%, to $283,000, compared to $228,000 for the comparable prior year period, due to the increases in operating income and other income.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2013, we had total stockholders’ equity of approximately $3,977,000, working capital of $2,197,000 and an accumulated deficit of $111,622,000.  Our cash increased by $481,000 during the nine months ended September 30, 2013, to $1,579,000 of cash on hand as of September 30, 2013.

Our primary sources for liquidity come from existing cash on hand and cash generated from operations.  We believe we have sufficient liquidity available to fund our operations for the next twelve months.

During the nine months ended September 30, 2013, cash provided by operations was $965,000, compared to $276,000 for the comparable prior year period.  The increase in cash provided by operations is primarily due to higher profitability, the timing of collections from our customers and the timing of payments to our vendors.

Cash used in investing activities for the nine months ended September 30, 2013 was due to expenditures for new equipment of $296,000, partially offset by proceeds from the sale of property and equipment of $8,000.  Cash used in investing activities for the nine months ended September 30, 2012 was due to expenditures for new equipment of $58,000.

Cash used in financing activities totaled $188,000 and $180,000 for the nine months ended September 30, 2013 and 2012, respectively, with both periods reflecting payments on equipment notes and capital leases, primarily using cash provided by operations.

OUR CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in the audited financial statements and notes thereto for the year ended December 31, 2012, included in our Annual Reported on Form 10-K filed with the SEC on March 26, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of Matthew E. Oakes, our Chief Executive Officer and Acting Principal Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Acting Principal Financial Officer concluded that, at September 30, 2013, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.1
Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President, Chief Executive Officer and Acting Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President, Chief Executive Officer and Acting Principal Financial Officer.
101
The following materials from Direct Insite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012, (ii) Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited), (iii) Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited), (iv) and Notes to Condensed Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.

/s/ Matthew E. Oakes	November 13, 2013
Matthew E. Oakes, Chief Executive Officer and Acting Principal Financial Officer