Form 10-K
period 2013-12-31
DIRECT INSITE CORP
filed 2014-03-26
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8,969,843

As of March 15, 2014, there were 12,723,460 shares of the registrant’s Common Stock outstanding.

DIRECT INSITE CORP.

PART I

Item 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward‑looking statements.  When used in this Form 10-K, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as such words or expressions relate to us or our management, identify forward‑looking statements.  Such forward‑looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those contemplated by the forward‑looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, current economic conditions, the risk of errors or failures in our software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, and dependence on key personnel. Such statements reflect the current views of management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity.  All subsequent written and oral forward‑looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

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

HP Enterprise Services (“HP”) accounted for approximately 45% and 49% of our revenue for the years ended December 31, 2013 and 2012, respectively. We currently have three principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated by either party on ninety days advance written notice.  In February 2013, we were notified by HP that one of its clients (which represented a fourth contract), representing approximately 9% and 14% of our revenue for the years ended December 31, 2013 and 2012, respectively, was terminating its contract with HP effective March 31, 2013. As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 24, 2013, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to sunset its use of our services. As such, we did not record revenue from this client after June 30, 2013.

International Business Machines, Inc. (“IBM”), representing approximately 32% and 33% of our revenue for the years ended December 31, 2013 and 2012, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units. On October 28, 2013, one of these contracts was extended for a three-year period, through December 31, 2016, and is renewable annually thereafter.  The other contract was renewed through December 31, 2014, and is renewable annually thereafter.  The contracts may be terminated by either party with ninety days advance written notice.

PRODUCTS AND SERVICES

Direct Insite specializes in the automation of financial supply chain best practices within the Procure-to-Pay and Order-to-Cash processes.  Direct Insite provides its SaaS and also offers specialized engineering support to implement its solutions to meet each client’s individual needs.  The following are Direct Insite’s primary service offerings:

•	Procure-to-Pay: e-invoice Management for Accounts Payable
•	Order-to-Cash: e-invoice Management for Accounts Receivable

Procure-to Pay: e-invoice Automation for Accounts Payable

Direct Insite’s e-invoice Management for Accounts Payable increases accounts payable productivity by streamlining and automating manual supplier invoice validation, inquiry and approval processes.

Direct Insite’s Procure-to-Pay service is focused on providing the following significant business benefits:

•	Eliminate manual invoice validation processes
•	Improve on-time payments and the ability to capture early payment discounts
•	Increase supplier e-invoice submission
•	Reduce Accounts Payable call center traffic
•	Enhance supplier relationships and overall ease of business

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

Supplier Electronic Invoice Submission

Suppliers are able to submit their invoices via electronic formats and/or adapters, including web form entry, supplier networks, spreadsheet upload, and Enterprise Resource Planning (“ERP”) adapters such as Oracle, SAP, Great Plains, or legacy billing systems.  Suppliers can also perform a purchase order ‘flip’ function where customer orders can be used to automatically generate preliminary bills for review and release for payment.

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

Vendor Boarding and Supplier Services

A key component of deploying Procure-to-Pay services is to assure that suppliers register with such services and are properly ‘boarded’ into the Procure-to-Pay environment.  Direct Insite provides a complete set of suppliers’ services such as webinars, training materials, and help services embedded within the service offering.  Additionally, Direct Insite provides vendor boarding campaigns which include statistical analysis of vendor invoice submission, and calling and email programs that effectively communicate the buyer’s strategic direction to the suppliers requiring their participation.

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

Invoice Attachment Processing

Direct Insite enables billers to distribute electronic attachments with their invoices to proactively provide the supporting documentation often required by their clients’ Accounts Payable departments.  Invoice attachments are presented online within an easily accessible self-service portal.  This facilitates the reconciliation process for the customer and allows for more timely payments.

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

Direct

Our direct sales organization consists of senior sales associates complemented by sales support resources.  The sales associates and support resources are primarily responsible for qualifying direct opportunities.  Sales associates engage in direct sales activities that include business value analysis and alignment, capabilities demonstrations, procurement and contract management.  Direct Insite’s executive management team is actively involved with and complements Direct Insite’s direct sales organization.

Indirect

Direct Insite continues to pursue and utilize both reseller agreements and strategic partnerships as tools in our effort to acquire new customers and revenue streams and in certain instances enhance our current offerings to existing accounts.  Direct Insite has executed reseller agreements with several business partners, such as HP, who provide Business Process Outsourcing/Financial Services and offer our Accounts Payable/Accounts Receivable Automation and Payment services to their existing clients, or in certain cases we develop and deploy a dual go-to-market strategy to new clients.  Direct Insite has formed strategic partnerships with several business partners who provide inbound mail drop boxes, paper scanning services, image capture, image and document routing and reporting services and in certain other cases, both software and financial certification and verification services.  The utilization of both these reseller agreements and strategic partnerships is a critical and cost effective way to be introduced to new customers and potential revenue streams.  Further, Direct Insite is able to leverage the investment of our partners to combine and enhance the Direct Insite suite of products that can be introduced and sold to the market.

Technical Sales Support and Post-Sales Account Management

Direct Insite has a pre-sales support staff and adds post-sales support to the existing client services management group as it secures new business.  This group is responsible for technical sales presentations, developing proposals and pricing, contract administration and post-implementation account relationship management.

Certified Partnerships

In 2010, Direct Insite achieved SAP partner certification.  As a result of the certified integration, Invoices On-Line (“IOL”) now provides seamless interoperability with more than twenty different business objects supported by SAP ERP systems.  This allows Direct Insite SAP customers the ability to automate and extend their Procure-to-Pay or Order-to-Cash processes to the cloud, including purchase order distribution, invoice receipt and validation, workflow, and electronic payments.

RESEARCH AND DEVELOPMENT

The computer software industry is characterized by rapid technological change, which requires ongoing development and maintenance of software products.  It is customary for modifications to be made to a software product as experience with its use grows or changes in manufacturers’ hardware and software so require.

We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage.  As of December 31, 2013, our research and development group consisted of 30 employees.  Further, when needed, we retain the services of independent professional consultants.  We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position.  For the years ended December 31, 2013 and 2012, research and development expenses were approximately $2,283,000 and $2,440,000, respectively.  An additional $433,911 was accounted for as capitalized software in 2013.  We believe that continued investments in research and development are required in order to remain competitive.

COMPETITION

We believe our competitors may provide some or all of the services we provide to the marketplace.  Our competitors offer some of the various components or functions in Accounts Receivable Automation, Accounts Payable Automation and Payments processing.  Our primary competitors include Kofax/170 Systems, OB10, Basware Corporation, Ariba, Inc., and Bottomline Technologies, among others.

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

EMPLOYEES

We had 46 employees, of whom 44 were full-time, all in the United States, including 30 in production, development and technical support (28 full-time), 3 in sales and marketing, 7 in technical sales support and post-sales management, and 6 in corporate finance and administration.  Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel.  We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.

INTELLECTUAL PROPERTY

We rely on proprietary knowledge and employ various methods, including confidentiality agreements, to protect our software code, concepts, ideas and documentation of our proprietary technology. We own a copyright for Invoices on-Line (IOL).  We had a federally registered patent “dbExpress”, a data mining tool which expired in 2013.  The expiration of the patent had no impact on our business as we are no longer in the data mining industry.

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

At December 31, 2013, our principal executive office was located at 500 East Broward Boulevard, Suite 1550, Fort Lauderdale, Florida 33394.  Our telephone number is (631) 873-2900.  Our website is www.directinsite.com.  The information on, or that can be accessed through, our website is not incorporated by reference into this annual report and should not be considered to be a part of this annual report.

Item 1A.	RISK FACTORS

Not Applicable.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.	DESCRIPTION OF PROPERTIES

As of December 31, 2013, we maintained leased facilities in the locations listed below:

				Annual
Description	Location	Square Footage	Lease Term	Rental Cost
Corporate office	Ft. Lauderdale, FL	5,806	03/01/13 – 08/31/18	$157,000
Co-location facility	Santa Clara, CA	Note 1	12/01/13 – 3/31/2014	$45,408
Co-location facility	Miami, FL	Note 1	12/01/13 – 11/30/15	$165,240

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

(a) Market Information

Our common stock is traded on the OTC QB under the symbol “DIRI”.  The following table sets forth the high and low closing prices for our common stock by the quarters indicated:

	Closing Stock Price
	High	Low
Year ended December 31, 2013:
1st Quarter	$1.00	$0.76
2nd Quarter	$1.37	$0.93
3rd Quarter	$1.80	$1.16
4th Quarter	$1.72	$1.15

Year ended December 31, 2012:
1st Quarter	$0.94	$0.71
2nd Quarter	$0.88	$0.65
3rd Quarter	$0.76	$0.65
4th Quarter	$1.22	$0.65

(b)           As of March 15, 2014 there were 2,513 stockholders of record of our common stock.
(c)           In 2013 and 2012, the Company paid no dividends to stockholders. Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions.  It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Item 6.	SELECTED FINANCIAL DATA

Not Applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated under the laws of the State of Delaware on August 27, 1987.  We consummated our initial public offering in 1992.  In May 1990, we changed our name from Unique Ventures, Inc. to Computer Concepts, Inc., and in August 2000, we changed our name to Direct Insite Corp.

Direct Insite operates as a SaaS provider, providing best practice financial supply chain automation and workflow efficiencies within the Procure-to-Pay and Order-to-Cash processes. Specifically, Direct Insite’s global e-invoice management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a business-to-business transaction based “fee for services” business model.

Through the automation and workflow of Procure-to-Pay and Order-to-Cash processes and the presentation of invoices, orders, and attachment data via a self-service portal, Direct Insite is helping our customers reduce manual invoice-to-order reconciliation costs, reduce the frequency of inquiries and disputes, improve cash flow, increase competitiveness and improve customer satisfaction.

Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including more than 100 countries, in 35 currencies and 17 languages. Direct Insite processes more than $125 billion in invoice value annually on behalf of our clients.  Direct Insite processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents, making them accessible on-line with an internet self-service portal.  Suppliers, customers, and internal departments, such as Finance and Accounting or Customer Service users, can easily access their business documents. For more than nine years, Direct Insite has built a track record in automating some of the most demanding financial environments, including the global shared services environments for some of the world's largest companies.

HP accounted for approximately 45% and 49% of our revenue for the years ended December 31, 2013 and 2012, respectively. We currently have three principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated by either party with ninety days advance written notice.  In February 2013, we were notified by HP that one of its clients (which represented a fourth contract), representing approximately 9% and 14% of our revenue for the years ended December 31, 2013 and 2012, respectively, was terminating its contract with HP pursuant to which the Company provided services to such client, effective March 31, 2013. As disclosed in our Current Report on Form 8-K filed with the SEC on July 24, 2013, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to sunset its use of our services. As such, we did not record revenue from this client after June 30, 2013.

IBM, representing approximately 32% and 33% of our revenue for the years ended December 31, 2013 and 2012, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units. On October 28, 2013, one of these contracts was extended for a three-year period, through December 31, 2016, and is renewable annually thereafter. The other contract was renewed for a one-year period through December 31, 2014 and is renewable annually thereafter. These contracts may be terminated on ninety days advance written notice.

SEASONALITY/QUANTITY FLUCTUATIONS

Revenue from SaaS ongoing services generally is not subject to fluctuations or seasonal flows.  However, revenue derived from custom engineering services have a tendency to fluctuate significantly based on customer demand.

Other factors, including, but not limited to, new service introductions, domestic and global economic conditions, customer budgetary considerations, and the timing of product upgrades may create fluctuations.  As a result, our operating results for any quarter are not necessarily indicative of results for any future period.

OUR CRITICAL ACCOUNTING POLICIES

Our financial statements and the notes to our financial statements contain information that is pertinent to management’s discussion and analysis and use of estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results may vary from these estimates and assumptions under different and/or future circumstances.  Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and
•	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company’s results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of our financial statements.  We have discussed the application of these critical accounting policies with our Audit Committee.  The following critical accounting policies are not intended to be a comprehensive list of all of the Company’s accounting policies or estimates.

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

The future realization of a portion of the reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the statement of income, but rather will result in an increase in additional paid-in capital. We will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant) using the straight-line method.

The fair value of the Company’s common stock options are estimated using the Black Scholes-Merton option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate; and the expected life.  We calculate the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.

We have not experienced significant exercise activity on stock options. We determine the expected term of its stock option awards issued using the simplified method.  The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires.

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

Capitalization of Internally Developed Software

We are in the process of developing a next generation version of our accounts receivable platform. It is being designed for one of the Company’s clients and will be available to all order-to-cash process customers. According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, we are able to capitalize the costs associated with the application development stage of a project. We will start amortizing capitalized costs when the software is ready for use and placed in service. The capitalized costs will be amortized on a straight-line basis over the estimated three year useful life of the software.

RESULTS OF OPERATIONS

The following is a summary of our operating results for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012	Increase (Decrease)
Revenues:
Recurring	$7,426	$7,374	$52	0.7%
Non-recurring	1,555	1,440	115	8.0%
Total revenues	8,981	8,814	167	1.9%

Operating costs and expenses:
Operations, research and development	3,626	3,783	(157)	(4.2)%
Sales and marketing	2,360	2,365	(5)	(0.2)%
General and administrative	2,451	1,965	486	24.7%
Amortization and depreciation	394	375	19	5.1%
Total operating costs and expenses	8,831	8,488	343	4.0%

Operating income	150	326	(176)	(54.0)%
Other income (expense)	18	(35)	53	(151.4)%

Income before provision for (benefit from) income taxes	168	291	(123)	(42.3)%
Provision for (benefit from) income taxes	4	(174)	178	(102.3)%

Net income	$164	$465	$(301)	(64.7)%

Revenues

For the year ended December 31, 2013, revenue increased $167,000, or 1.9%, to $8,981,000 compared to $8,814,000 in 2012.  Recurring revenue increased $52,000, or 0.7%, to $7,426,000 in 2013 from $7,374,000 in 2012 primarily due to new customers that began utilizing our services during the past twelve months, partially offset by the termination by one of HP’s clients of its contract with HP pursuant to which the Company provided services to such client. Non-recurring revenue increased $115,000, or 8.0%, to $1,555,000 in 2013 from $1,440,000 in 2012. The increase is primarily due to startup engineering services from new customers and engineering services associated with the closing process of the HP client that terminated its contract with HP.

Operating Costs and Expenses

Costs of operations, research and development decreased by $157,000, or 4.2%, to $3,626,000 for the year ended December 31, 2013 compared to $3,783,000 in 2012.  These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services. The decrease was primarily due to: (i) a reduction of third-party scanning costs related to two customers; (ii) a decrease in personnel recruitment fees; and (iii) a decrease in salaries due to the capitalization of a portion of salaries for employees working on internally developed software, partially offset by an increase in subcontractor usage.

Sales and marketing costs were $2,360,000 for the year ended December 31, 2013, a decrease of $5,000, or 0.2%, compared to $2,365,000 in 2012.  This decrease resulted primarily from decreases in (i) marketing consultant fees; (ii) trade show expenses; and (iii) salaries and benefits, partially offset by commissions and recruiting fees.

General and administrative costs increased by $486,000, or 24.7%, to $2,451,000 for the year ended December 31, 2013, compared to $1,965,000 in 2012, primarily due to increases in (i) salaries related to new hires made over the past twelve months; (ii) insurance expense; (iii) travel and other investor relations expenses; (iv) consulting fees; (v) legal fees; and (vi) stock compensation expense.

Amortization and depreciation expense increased $19,000, or 5.1%, to $394,000 for the year ended December 31, 2013 compared to $375,000 in 2012, primarily due to new equipment purchases in the year ended December 31, 2013, partially offset by assets that became fully depreciated in 2013.

Operating Income

For the year ended December 31, 2013, we had operating income of $150,000, compared to operating income of $326,000 for the year ended December 31, 2012, a decrease of $176,000.  The decrease is attributable to an increase in operating expenses that exceeded the increase in revenue.

Other Income (Expense)

Other income, net for the year ended December 31, 2013, was $18,000 compared to other expense, net of $35,000 in 2012, an increase of $53,000. The increase is primarily due to the recovery of a previously written-off asset.

Net Income

For the year ended December 31, 2013, we had net income of $164,000 compared to net income of $465,000 for the year ended December 31, 2012, a decrease of $301,000.  The decrease in net income for 2013 compared to 2012 is primarily due to: (i) the decrease in operating income; and (ii) an increase in the provision for income taxes, partially offset by the increase in other income.

Financial Condition and Liquidity

As of December 31, 2013, the Company had total stockholders’ equity of $3,914,000, working capital of $1,954,000 and an accumulated deficit of $111,741,000. The Company’s cash increased by $273,000 during the year ended December 31, 2013, to $1,371,000 on hand as of December 31, 2013.

Cash provided by operating activities for the year ended December 31, 2013 was $1,065,000, and consisted of: (i) net income of $164,000; (ii) non-cash charges for amortization and depreciation of $394,000; (iii) non-cash stock-based compensation expense of $189,000; (iv) an increase in accounts payable and accrued liabilities of $208,000; (v) a decrease in accounts receivable of $167,000; and (vi) a decrease in prepaid expenses of $9,000; partially offset by (i) a non-cash benefit related to deferred taxes of $18,000; (ii) a decrease in deferred revenue of $41,000; and (iii) a gain on the sales of property and equipment of $8,000.

Cash provided by operating activities for the year ended December 31, 2012 was $722,000, and consisted of: (i) net income of $465,000; (ii) non-cash charges for amortization and depreciation of $375,000; (iii) non-cash stock-based compensation expense of $163,000; (iv) an increase in accounts payable and accrued liabilities of $58,000; and (v) an increase in deferred revenue of $41,000; partially offset by (i) a non-cash benefit related to deferred taxes of $147,000; (ii) an increase in accounts receivable of $121,000; (iii) an increase in prepaid expenses of $104,000; and (iv) a non-cash benefit related to deferred rent of $8,000.

Cash used in investing activities was $546,000 and $70,000 for the years ended December 31, 2013 and 2012, respectively, due to expenditures for new equipment and capitalization of internally developed software.

Cash used in financing activities totaled $246,000 for the year ended December 31, 2013, reflecting payments on capital leases of $32,000 and long-term debt of $214,000. Cash used in financing activities totaled $241,000 for the year ended December 31, 2012, reflecting payments on capital leases of $178,000 and long-term debt of $63,000.

As a result of these operating, investing and financing activities, cash increased by $273,000 to $1,371,000 at December 31, 2013, compared to a cash increase of $411,000 to $1,098,000 at December 31, 2012.

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

Net Operating Loss Carry Forwards

At December 31, 2013, the Company had federal and state net operating loss carry-forwards (“NOLs”) remaining of approximately $26 million and $20 million, respectively, which may be available to reduce federal and state taxable income, if any.  These NOLs will expire through 2033.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon an ownership change of a company.  During 2013, we performed an evaluation as to whether an ownership change had taken place.  We believe that there has been no ownership change as such applies to Section 382.  If it is determined that an ownership change has taken place, utilization of the NOLs will be subject to limitations in future periods, which could eliminate a substantial portion of the future income tax benefits of the NOLs.

During 2013, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded it is more likely than not that approximately $1,192,000 of tax benefits relating to NOLs will be utilized.  Accordingly, the company recorded a tax benefit in the amount of $18,000 during the year ended December 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). The term disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on this assessment and those criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2013.  During 2013, COSO released an updated version of its Internal Control --- Integrated Framework, which should be implemented by no later than December 15, 2014.  It is management’s intention to implement the 2013 Framework on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of March 15, 2014, the names, ages and positions of the directors, executive officers and key employees of the Company are as follows:

			Director
Name	Age	Position	Since
Philip Summe	44	Chairman of the Board	2011
James A. Cannavino(3)	69	Director	2000
Paul Lisiak(1)(2)(3)	40	Director	2012
Thomas C. Lund(2)(3)	70	Director	2011
John J. Murabito(1)(3)	58	Director	2011
Matthew E. Oakes	51	President, Chief Executive Officer and Director	2011
Craig W. Thomas(1)(2)	39	Director	2011
Lowell Rush	57	Chief Financial Officer, Secretary and Treasurer

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Governance and Nominating Committee

Philip Summe has been our Chairman of the Board since May 2012 and a director since May 2011.  Mr. Summe is a Partner and co-founder of Baylight Capital, a small and mid-cap focused investment firm. From 2005 to 2012 Mr. Summe was Portfolio Manager of Crossfields Capital Management, a firm he founded which invested in small-cap, deep-value companies.  From 2002 to 2004, Mr. Summe was a General Partner for Gabriel Venture Partners, a venture capital fund focused on leading investments in technology companies.  From 1998 to 2001, Mr. Summe was a Principal with J.P. Morgan Partners (formerly Chase Capital Partners) and Flatiron Partners where he led the software initiatives and served on numerous boards.  From 1996 to 1998, Mr. Summe was an investment banker with Deutsche Morgan Grenfell’s technology investment banking group where he provided financing and M&A advice to companies.  Mr. Summe was a Senior Consultant with Accenture from 1991 to 1994, and worked for Convergys Systems from 1989 to 1991.  Mr. Summe received an MBA with Honors from the University of Chicago Graduate School of Business and a BS in Applied Physics with Honors from Xavier University.

James A. Cannavino has been a director since March 2000, served as Chairman of the Board from March 2000 to May 2011, and served as Chief Executive Officer from December 2002 to May 2011.  From September 1997 to April 2000 he was the non-executive Chairman of Softworks, Inc. (a then wholly owned subsidiary of the Company), which went public and was later sold to EMC.  Mr. Cannavino was also the Chief Executive Officer and Chairman of the Board of Directors of CyberSafe, Inc., a corporation specializing in network security, from April 1998 to July 2001.  In August 1995, he was appointed as President and Chief Operating Officer of Perot Systems Corporation and in 1996 was elected to serve as Chief Executive Officer through July 1997. Prior to that, he served as a Senior Vice President at IBM, responsible for strategy and development.  Mr. Cannavino held various positions at IBM for over thirty years beginning in 1963. He also served on the IBM Corporate Executive Committee and Worldwide Management Council, and on the Board of IBM’s integrated services and solutions company.  Mr. Cannavino presently serves on the Boards of 1-800 Flowers, Facilities Maintenance, and the National Center for Missing and Exploited Children and is the Chairman of the Board of the International Center for Missing and Exploited Children.  He recently was the Chairman of the Board of Marist College in Poughkeepsie, New York and continues to serve on the Board.  Mr. Cannavino brings to our Board knowledge and experience regarding our history and operations and, generally, the computer software industry, finance and capital markets.

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

Matthew E. Oakes was appointed to the position of Chief Executive Officer on May 25, 2011 and has served as President since March 2009.  He previously held the position of Executive Vice President and Chief Operating Officer from August 2006, and Executive Vice President – Client Services since November of 2002.  Prior to his joining the Company, Mr. Oakes served for three years as the Chief Operating Officer for Direct Media Networks a New York based e-commerce and technology company.  He held executive positions in Westinghouse Communities Inc. including Managing Director of Operations.  Mr. Oakes received a Juris Doctorate of Law from Nova Southeastern University and a Bachelor’s Degree in Business from Cornell University.  Prior to attending Cornell University, he served with the United States Marine Corps in the Special Operations Group of the 3rd Marine Division and as a Marine Drill Instructor at the Marine Corp Recruit Depot, Paris Island, South Carolina.  As President and Chief Executive Officer, Mr. Oakes brings to the Board an intimate knowledge of the Company’s business and a management perspective. Mr. Oakes has shaped the corporate vision of Direct Insite and is focused on driving strategic business growth for the Company. He leads the organization in the development and execution of all business processes and operations, and drives constant improvement initiatives to ensure complete client satisfaction.

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

Executive Officers

Lowell Rush joined Direct Insite, as acting Chief Financial Officer in October 2013, and was appointed its Chief Financial Officer, Secretary and Treasurer in December 2013.   Prior to joining the Company, Mr. Rush held positions as Chief Operating Officer of Cosmetic Dermatology, Inc. from 2011 to 2013, Vice President / Chief Financial Officer of Bijoux Terner from 2008 to 2010, and Chief Financial Officer of Little Switzerland, Inc. from 2006 to 2008, in addition to various financial management roles at Sunglass Hut International, Burger King Corp. and Knight-Ridder.  He began his career with Big 4 firms Ernst & Young and Deloitte & Touche. Mr. Rush is a Certified Public Accountant with a Bachelor of Science degree in Accounting from the State University of New York at Buffalo, and holds an Executive Masters of Business Administration degree in International Business from the University of Miami. Mr. Rush has 35+ years of experience, primarily in financial management and operational development. He is experienced in strategic planning and implementation, SEC compliance and reporting, cost reduction and avoidance, and corporate development. He plays a key role in leading Direct Insite's financial organization as the company continues to execute upon its growth strategy and explore new strategic opportunities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC reports of their ownership of, and transactions in, the Company's common stock.  The Company has determined that, during the fiscal year ended December 31, 2013, each of the Company’s non-management directors inadvertently failed to file a Form 4 to report one annual grant of restricted stock as compensation for services as a director of the Company.  All of these filings have now been made.

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

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has determined that each Director who serves on the Audit Committee is independent, as that term is defined by NASDAQ Listing Rule 5605(a)(2).  From January 1, 2013 to December 31, 2013, the Audit Committee consisted of Paul Lisiak, Craig Thomas, and John Murabito.  The Board has determined that Messrs. Murabito, who currently serves as Chairman of the Audit Committee, Lisiak and Thomas each qualify as an Audit Committee financial expert, as that term is defined in applicable regulations of the SEC.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation with respect to the Principal Executive Officer (“PEO”) and each of the Company’s other two most highly compensated executive officers of the Company who were serving as of December 31, 2013.

Summary Compensation Table
					All
					Other
				Options	Compen-
		Salary	Bonus	Awards	sation	TOTAL
Name	Years	($)	($)	($)(1)	($)(2)	($)
Matthew E. Oakes President, Chief Executive Officer, (PEO)(3)	2013	$275,000	$50,000	$–	$28,750	$353,750
	2012	$275,000	$42,020	$223,200	$27,000	$567,220

Arnold Leap EVP Channel Sales, Chief Technology Officer	2013	$191,667	$12,500	$51,500	$96,979	$352,646
	2012	$200,000	$16,000	$8,550	$38,833	$263,383

Lowell Rush Chief Financial Officer(4)	2013	$7,708	$5,000	$51,200	$36,720	$100,628
	2012	$–	$–	$–	$–	$–

Jeff Yesner Former Chief Financial Officer(5)	2013	$152,083	$15,000	$25,750	$–	$192,833
	2012	$7,708	$–	$26,800	$–	$34,508

1.	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. See assumptions used in determining the fair value in Note 6 to the financial statements.
2.	All other compensation includes the following for each of the executives:
-	Mr. Oakes: In 2013, the amount was for a corporate apartment valued at $28,750. In 2012, the amount was for a corporate apartment valued at $27,000.
-	Mr. Leap: In 2013, the amount was for commissions of $96,979. In 2012, the amount was for commissions of $29,233 and a car allowance including insurance of $9,600.
-	Mr. Rush: This amount includes $36,720 in consulting fees received by Mr. Rush for compensation for his services as Acting Chief Financial Officer of the Company for the period October 4, 2013 through December 19, 2013, when Mr. Rush was appointed Chief Financial Officer of the Company.
3.	Mr. Oakes was appointed Chief Executive Officer on May 25, 2011 and President on March 18, 2009. Mr. Oakes does not receive compensation for his service as a Director of the Company.
4.	Mr. Rush was appointed Chief Financial Officer, Secretary and Treasurer on December 19, 2013.
5.	Mr. Yesner was appointed Chief Financial Officer, Secretary and Treasurer on December 17, 2012, and resigned on October 15, 2013. All of the options awarded to Mr. Yesner were forfeited in 2013.

Employment Agreements

On May 29, 2013, the Company entered into an Employment Agreement (the “Employment Agreement”), with Matthew E. Oakes, the Company’s President and Chief Executive Officer.  The Employment Agreement supersedes Mr. Oakes’ previous employment agreement with the Company and extends Mr. Oakes’ term as President and Chief Executive Officer of the Company to December 31, 2015.  The agreement provides for a base salary of $24,583 per month, annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and EBIT targets, and discretionary bonuses.  The agreement also provides for reimbursement of all out-of-pocket expenses reasonably incurred by him in the performance of his duties thereunder and certain severance benefits in the event of termination prior to the expiration date.  If Mr. Oakes is terminated without cause or resigns from employment for “good reason” (as defined within Mr. Oakes’ employment agreement), he would receive one-year of base salary and COBRA coverage at our expense for the number of months he receives severance payments.

On April 5, 2012, the Compensation Committee of the Board of Directors agreed that the Company would continue to make lease payments on the corporate apartment located in Ft. Lauderdale, Florida and utilized by Mr. Oakes, through the date of termination of such lease, which was extended to May 2014, in lieu of the Company’s reimbursement of up to $25,000 of relocation expenses as originally provided in the Agreement.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for the named executives as of December 31, 2013:

	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable		Number of Securities Underlying Unexercised Options - Unexercisable		Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Matthew E. Oakes	30,000	(1)	180,000	(2)	--	$1.15	01/01/2017
Arnold Leap	5,625	(1)	--		--	$1.15	03/13/2014
Lowell Rush	-		80,000	(3)	--	$1.50	12/19/2018

(1)	These options were vested as of December 31, 2013.
(2)	7,500 vest each month from February 1, 2014 through January 1, 2016.
(3)	These options vest over a four-year period: (i) 20,000 vesting on December 19, 2014, and (ii) 1,667 vesting each month over 36 months beginning on January 19, 2015.

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

The Company has two plans under which stock options are currently outstanding: the 2003-A Stock Option/Stock Issuance Plan and the 2004 Stock Option/Stock Issuance Plan.  Additional options may be granted under the 2004 Stock Option/Stock Issuance Plan through August 20, 2014.  The terms of each of the plans are substantially the same.

Options granted under each plan may be incentive stock options qualified under Section 422 of the Internal Revenue Code or non-qualified stock options.  Under the terms of the plan, the exercise price of options granted under the plan will be the fair market value at the date of the grant.  Prices for incentive stock options granted to employees who own 10% or more of our stock are at least 110% of the market value at the date of the grant.  The nature and terms of the options to be granted are determined at the date of the grant by the Compensation Committee of the Board of Directors.  Stock options granted under the plans may become exercisable in one or more installments in the manner and at the time or times specified by the committee.  Options granted under the plans expire not later than five years from the date of grant.

The following table summarizes certain information concerning each of the plans.

Plan	Expiration	Original Number of Shares	Options Granted, Net of Forfeitures During 2013	Options Outstanding at December 31, 2013	Shares Available for Grant at December 31, 2013
2003-A Plan	April 1, 2013	975,000	—	330,000	—
2004 Plan	August 20, 2014	1,200,000	270,909	470,034	12,894

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

The following table provides the compensation earned by our non-employee Directors for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Philip Summe (1)	--	$30,000	$30,000	$60,000
James A. Cannavino (2)	--	$10,000	$18,000	$28,000
Paul Lisiak (3)	--	$10,000	$38,000	$48,000
Thomas C. Lund (4)	--	$10,000	$25,000	$35,000
John J. Murabito (5)	--	$10,000	$30,000	$40,000
Craig W. Thomas (6)	$30,000	$10,000	--	$40,000

Footnotes
(1)	Mr. Summe was a Director, Chairman of the Governance and Nominating Committee and member of the Audit Committee from May 25, 2011 to May 21, 2012. Mr. Summe has been the Chairman of the Board of Directors since May 21, 2012. As of December 31, 2013, Mr. Summe had 158,059 shares of deferred and non-issued stock.
(2)	Mr. Cannavino has been a Director since 2000 and a member of Governance and Nominating Committee from May 25, 2011 through December 31, 2013. As of December 31, 2013, Mr. Cannavino had 132,405 shares of deferred and non-issued stock.
(3)	Mr. Lisiak has been a Director, member of the Audit Committee, Compensation Committee, and Chairman of the Governance and Nominating Committee since May 21, 2012. As of December 31, 2013, Mr. Lisiak had 84,105 shares of deferred and non-issued stock.
(4)	Mr. Lund was a Director and member of the Compensation Committee since May 25, 2011. Mr. Lund has been a member of the Audit Committee from January 1, 2013 to December 31, 2013. As of December 31, 2013, Mr. Lund had 97,242 shares of deferred and non-issued stock.
(5)	Mr. Murabito has been a Director and member of the Governance and Nominating Committee since May 25, 2011. Mr. Murabito has been Chairman of the Audit Committee since May 21, 2012. As of December 31, 2013, Mr. Murabito had 143,735 shares of deferred and non-issued stock.
(6)	Mr. Thomas has been a Director, Chairman of the Compensation Committee and member of the Audit Committee since May 25, 2011. As of December 31, 2013, Mr. Thomas had 32,393 shares of deferred and non-issued stock.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 15, 2014, (i) each person known by the Company to beneficially own more than 5% of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of the Company’s executive officers and directors and (iii) all of the Company’s executive officers and directors as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power:

Name of Beneficial Owner (1)	Amount of Common Stock Beneficially Owned	Rights to Acquire Beneficial Ownership Through Exercise of Options and Warrants Within 60 Days	Total Beneficially Owned as % of Outstanding Shares (2)
Metropolitan Venture Partners II, L.P. (3)	1,568,492	–	12.3%
S.A.V.E. Partners III LLC (4)	803,048	–	6.3%
James Cannavino (5)	2,478,193	1,705	19.4%
John J. Murabito (6)	284,561	1,705	2.3%
Paul Lisiak (7)	1,653,423	1,705	12.9%
Thomas C. Lund (8)	751,801	1,705	5.9%
Philip Summe (9)	175,538	5,115	1.4%
Craig W. Thomas (10)	836,267	1,705	6.5%
Matthew Oakes	404,993	52,500	3.6%
Lowell M. Rush	-	–	*
All Officers and Directors as a Group (8 persons)	6,584,778	66,138	52.1%
* = Less than 1%

Footnotes
(1)	Unless otherwise indicated, the address of all Beneficial Owners is c/o Direct Insite, Inc., 500 East Broward Boulevard, Suite 1550, Fort Lauderdale, FL 33394.
(2)	Based upon 12,797,099 shares of common stock outstanding as of March 15, 2014, plus outstanding options, warrants, deferred stock and restricted stock grants that are exercisable within 60 days of the date of the table.
(3)	The address of Metropolitan Venture Partners II, L.P. is 590 Madison Avenue, 34th Floor, New York, NY 10022. Amount includes 45,395 shares of common stock owned directly by Metropolitan Venture Partners Corp.
(4)	The address of S.A.V.E. Partners III LLC is 535 Fifth Avenue, 30th Floor, New York, NY 10017.
(5)	Includes 133,231 shares of restricted stock that have fully vested but not been issued and 1,705 shares of restricted stock that are expected to vest within 60 days.
(6)	Includes 144,561 shares of restricted stock that have fully vested but not been issued and 1,705 shares of restricted stock that are expected to vest within 60 days.
(7)	Includes 1,568,492 shares of common stock held by Metropolitan Venture Partners II, L.P., 84,931 shares of restricted stock that have fully vested but not been issued and 1,705 shares of restricted stock that are expected to vest within 60 days. Mr. Lisiak serves as Managing Partner of Metropolitan Equity Partners, LLC, the manager of the general partner of Metropolitan Venture Partners II, L.P. Does not include the 299,576 shares of common stock held by Metropolitan Venture Partners, L.P. of which Mr. Lisiak is a limited partner. In addition, Mr. Lisiak is one the members of the board of directors of the general partner of Metropolitan Venture Partners, L.P.
(8)	Includes 98,068 shares of restricted stock that have fully vested but not been issued, and 1,705 shares of restricted stock that are expected to vest within 60 days.
(9)	Includes 160,538 shares of restricted stock that have fully vested but not been issued, and 5,115 shares of restricted stock that are expected to vest within 60 days.
(10)	Includes 803,048 shares of common stock held by S.A.V.E Partners III LLC, of which Mr. Thomas is Managing Director, 28,900 shares of restricted stock that have fully vested but not been issued, and 1,705 shares of restricted stock that are expected to vest within 60 days.

The following table sets forth certain information as of December 31, 2013, for all compensation plans (a description of which can be found under Item 10 of this report), including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans
	Number of Securities to be Issued Upon Exercise of Outstanding	Weighted Average Exercise Price Per Share of Outstanding	Number of Securities Available for Future Issuance Under Equity Compensation
	Options	Options	Plans
Equity compensation plans approved by security holders	800,034	$1.31	12,894

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following is a summary of the aggregate fees for professional services rendered to us by Marcum LLP, our independent auditors, for the fiscal years ended December 31, 2013 and 2012:

	2013	2012
Audit Fees (1)	$130,000	$130,000
Audit Related Fees	–	–
Tax Fees (2)	12,000	12,000
All Other Fees	–	–

(1)	Audit Fees in 2013 and 2012 consisted of aggregate fees billed and to be billed for professional services rendered for the audit of our annual financial statements, review of the interim financial statements included in quarterly reports, and consents issued in connection with registration statements or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees in 2013 and 2012 consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning, including fees related to the preparation of federal and state income tax returns.

The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent auditor.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the index to the Financial Statements.

None.

2.	Exhibits:

Exhibit Number	Description

3.1 (a)	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) of Form S‑1 Registration Statement). (1)
(b)	Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S‑1 Registration Statement). (1)
(c)	Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S‑1 Registration Statement). (1)
(d)	Certificate of Amendment (Authorizing Increase in Shares of Common Stock) (Incorporated by reference to Exhibit 3 (i) (d) to Form 10-K for the year ended 1995).
(e)	Certificate of Amendment (Authorizing one for ten reverse-stock split as of March 30, 1998) (Incorporated by reference to Form S-1 Registration Statement). (1)
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

(k)	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Preferred Stock filed March 29, 2005.

3.2	By‑Laws. (Incorporated by reference to Exhibit 3(d) to the Company’s Form S‑1 Registration Statement). (1)

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Company’s Form S‑1 Registration Statement). (1)

4.2
Securities Purchase Agreement between the Company, Sigma Opportunity Fund, LLC and Metropolitan Venture Partners II, LP (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 31, 2005).

Exhibit Number	Description

10.1	2003 Stock Option /Stock Issuance Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on April 15, 2003).

10.2	2003A Stock Option /Stock Issuance Plan (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed May 6, 2003).

10.3	2004 Stock Option /Stock Issuance Plan (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed November 20, 2006).

10.4	2008 Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on March 26, 2013).

10.5
Stock Purchase and Registration Rights Agreement between the Company and Metropolitan Venture Partners II, L.P. dated as of September 25, 2002 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 25, 2002).

10.6
Stock Purchase and Registration Rights Agreement between the Company and Metropolitan Venture Partners II, L.P. dated as of December 24, 2002 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 24, 2002).

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

10.12
Statement of Work #EDS-2008-05-07 dated May 7, 2008 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.33 to the Company’s S-1 filed registration statement filed on February 19, 2009).

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

10.15	Employment Agreement Amendment 1 between the Company and Matthew E. Oakes, dated August 16, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2011).

10.16	Employment Agreement effective January 1, 2012 between the Company and Matthew E. Oakes (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 19, 2012).

10.17	Employment Agreement effective May 29, 2013 between the Company and Matthew E. Oakes (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 30, 2013).

10.18	Office Lease Agreement between the Company and CTA Partners, L.P., dated October 24, 2012 (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 26, 2013).

10.19
Agreement, dated October 28, 2013, by and between the Company and International Business Machines Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 20, 2013).

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

101
Financial Statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2013 and 2012; (ii) Statements of Operations for the years ended December 31, 2013 and 2012; (iii) Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012; and (iv) Statements of Cash Flows for the years ended December 31, 2013 and 2012.*

Footnotes
(1)	Filed with Form S‑1, Registration Statement of the Company Reg. No 3‑47322 and are incorporated herein by reference.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26 day of March, 2014.

DIRECT INSITE CORP.

By:	/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2014:

/s/ Matthew E. Oakes	President, Chief Executive Officer and Director
Matthew E. Oakes	(Principal Executive Officer)

/s/ Lowell M. Rush	Chief Financial Officer, Secretary and Treasurer
Lowell Rush	(Principal Financial Officer and Principal Accounting Officer)

/s/ Philip Summe	Chairman of the Board of Directors
Philip Summe

/s/ James A. Cannavino	Director
James A. Cannavino

/s/ Paul Lisiak	Director
Paul Lisiak

/s/ Thomas C. Lund	Director
Thomas C. Lund

/s/ John J. Murabito	Director
John J. Murabito

/s/ Craig W. Thomas	Director
Craig W. Thomas

DIRECT INSITE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Direct Insite Corp.

We have audited the accompanying balance sheets of Direct Insite Corp. (the “Company”) as of December 31, 2013 and 2012 and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
Fort Lauderdale, FL
March 26, 2014

DIRECT INSITE CORP.
BALANCE SHEETS
(in thousands, except share data)
DECEMBER 31, 2013 AND 2012

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,371	$1,098
Accounts receivable	1,522	1,689
Prepaid expenses and other current assets	368	261
Deferred tax assets – current	318	305

Total current assets	3,579	3,353

Property and equipment, net	852	615
Deferred tax assets	874	869
Other assets	257	324

Total assets	$5,562	$5,161

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,402	$1,165
Current portion of capital lease obligations	187	198
Notes payable	–	32
Deferred rent	23	22
Deferred revenue	–	41

Total current liabilities	1,612	1,458

Capital lease obligations, net of current portion	36	162

Total liabilities	1,648	1,620

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,687,921 and 12,507,870 shares issued and 12,647,994 and 12,467,943 shares outstanding in 2013 and 2012, respectively	1	1
Additional paid-in capital	115,982	115,773
Accumulated deficit	(111,741)	(111,905)
Common stock in treasury, at cost; 24,371 shares in 2013 and 2012	(328)	(328)

Total stockholders’ equity	3,914	3,541

Total liabilities and stockholders’ equity	$5,562	$5,161

See notes to financial statements.

DIRECT INSITE CORP.
STATEMENTS OF INCOME
(in thousands except per share data)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Revenues:
Recurring	$7,426	$7,374
Non-recurring	1,555	1,440
Total revenues	8,981	8,814

Operating costs and expenses:
Operations, research and development	3,626	3,783
Sales and marketing	2,360	2,365
General and administrative	2,451	1,965
Amortization and depreciation	394	375

Total operating costs and expenses	8,831	8,488

Operating income	150	326

Other income (expense)	18	(35)

Income before provision for income taxes	168	291
Provision for (benefit from) income taxes	4	(174)

Net income	$164	$465
		.
Basic income per share attributable to common stockholders	$0.01	0.04

Diluted income per share attributable to common stockholders	$0.01	0.04

Basic weighted average common shares outstanding	12,519	12,321

Diluted weighted average common shares outstanding	12,635	12,328

See notes to financial statements.

DIRECT INSITE CORP.
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance January 1, 2012	12,117	$1	$115,333	$(112,370)	$(328)	$2,636
Issuance of common stock in settlement of accrued director fees	261	–	277	–	–	277
Employee stock based compensation expense	–	–	98	–	–	98
Common stock issued or issuable for directors’ fees	90	–	65	–	–	65
Net income	–	–	–	465	–	465

Balance December 31, 2012	12,468	1	115,773	(111,905)	(328)	3,541

Issuance of common stock in settlement of accrued directors’ fees	21	–	20	–	–	20
Common stock issued on cashless exercise of options	50	–	–	–	–	–
Employee stock based compensation expense	–	–	109	–	–	109
Common stock issued or issuable for directors’ fees	109	–	80	–	–	80
Net income	–	–	–	164	–	164

Balance December 31, 2013	12,648	$1	$115,982	$(111,741)	$(328)	$3,914

See notes to financial statements.

DIRECT INSITE CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands)

	2013	2012
Cash flows from operating activities:
Net income	$164	$465

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	394	375
Deferred taxes	(18)	(147)
Stock-based compensation expense	189	163
Deferred rent expense	1	(8)
Gain on sale of property and equipment	(8)	-

Changes in operating assets and liabilities:
Accounts receivable	167	(121)
Prepaid expenses and other current assets	9	(104)
Accounts payable and accrued expenses	208	58
Deferred revenue	(41)	41

Total adjustments	901	257

Net cash provided by operating activities	1,065	722

Cash flows from investing activities:
Purchases of property and equipment	(121)	(70)
Capitalization of internally developed software	(433)	-
Proceeds from the sale of property and equipment	8	-

Net cash used in investing activities	(546)	(70)

Cash flows from financing activities:
Repayment of long-term debt	(32)	(63)
Repayment of capital lease obligations	(214)	(178)
Net cash used in financing activities	(246)	(241)

Net increase in cash and cash equivalents	273	411
Cash and cash equivalents – beginning	1,098	687
Cash and cash equivalents – ending	$1,371	$1,098

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$11
Cash paid for income taxes	$21	$8

Schedule of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued directors’ fees	$20	$277
Equipment acquired by capital lease	$77	$155

See notes to financial statements.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

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

The Company’s revenue comes from (i) recurring, on-going services that are billed monthly and (ii) non-recurring, professional services derived from the configuration of the Company’s software platform.

Throughout the year, the Company operated redundant data centers in Miami, Florida, and Santa Clara, California.

As described in Note 9, the Company has two major customers (one of which has separate contracts with multiple companies) that accounted for 77.4% and 82.4% of the Company’s revenue for the years ended December 31, 2013 and 2012, respectively.  Loss of either of these customers, or any of the separate contracts under a main customer, could have a material effect on the Company.

In February 2013, the Company was notified by HP Enterprise Services (“HP”), that one of its customers (“HP Customer A”) was terminating its contract effective March 31, 2013.  Despite the Company’s efforts to negotiate a direct contractual agreement with this customer, HP Customer A ultimately decided to sunset its use of the Company’s services. As such, the Company did not record any revenue from HP Customer A after June 30, 2013.  This customer comprised 8.5% of the Company’s revenues for the year ended December 31, 2013, and 13.9% for the year ended December 31, 2012. See Note 9.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The most significant estimates are used in the accounting related to stock based compensation, the valuation allowance on deferred tax assets and capitalized internally developed software.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Cost of Revenue

Cost of revenue in the statements of income is included in operations, research and development costs and exclusive of amortization and depreciation which is shown separately.  Professional Service costs related to uncompleted milestones are deferred and included in other current assets, when applicable.

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

Internally Developed Software

The Company is in the process of developing a next generation version of its accounts receivable platform. It is being designed for one of the Company’s clients and will be available to all order-to-cash process customers. According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company capitalizes the costs associated with the application development stage of a project. The Company will start amortizing capitalized costs when the software is ready for use and placed in service. The capitalized costs will be amortized on a straight-line basis over the estimated three year useful life of the software.

Impairment of Long-Lived Assets

ASC 360, Property, Plant and Equipment (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  The Company accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment.  It is the Company’s policy to review the value assigned to its long lived assets, to determine if they have been permanently impaired by adverse conditions whenever events or circumstances indicate the related carrying amount may not be recoverable.  If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.  In order to test for recoverability, the Company would compare the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2013 and 2012.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method.  This method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates.  Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.  The future realization of a portion of its reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the statement of income, but rather will result in an increase in additional paid-in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.

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

The computation of basic and diluted earnings per share is as follows:

For the year ended December 31, 2013 (in thousands, except per share amounts)

	Net Income	Shares	Per Share
	Numerator	Denominator	Amount
Basic Earnings Per Share
Net income attributable to common stockholders	$164	12,519	$0.01
Effect of Dilutive Securities
Options	–	87
Restricted stock	–	29
Diluted Earnings Per Share	$164	12,635	$0.01

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

For the year ended December 31, 2012 (in thousands, except per share amounts)

	Net Income	Shares	Per Share
	Numerator	Denominator	Amount
Basic Earnings Per Share
Net income attributable to common stockholders	$465	12,321	$0.04
Effect of Dilutive Securities
Options	–	–
Restricted stock	–	7
Diluted Earnings Per Share	$465	12,328	$0.04

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

	December 31,
Anti-Dilutive Potential Common Shares	2013	2012
Options to purchase common stock	333	906
Unvested stock grants	–	53

Total Anti-Dilutive Potential Common Shares	333	959

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  Management performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information.  Collections and payments from customers are continuously monitored.  While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.  At December 31, 2013 and 2012, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant) using the straight-line method.

The fair value of the Company’s common stock options are estimated using the Black Scholes-Merton option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate; and the expected life.  The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company has not experienced significant exercise activity on stock options. The Company determines the expected term of its stock option awards issued using the simplified method.  The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires.

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
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2013.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 9.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the financial statements.

Note 3 – Property and Equipment

Property and equipment consist of the following as of December 31, 2013 and 2012:

	2013	2012
Computer equipment and purchased software (3 years)	$1,361	$5,056
Internally developed software not yet placed in service (3 years)	433	–
Furniture and fixtures and leasehold improvements (5 – 7 years)	146	91
	1,940	5,147
Less: accumulated depreciation and amortization	(1,088)	(4,532)
Property and equipment, net	$852	$615

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2013 and 2012 was approximately $394,000 and $375,000, respectively.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Trade accounts payable	$324	$141
Sales taxes payable	539	539
Accrued directors’ fees	377	261
Other accrued expenses	162	224
Total Accounts Payable and Accrued Expenses	$1,402	$1,165

Note 5 – Debt

Notes Payable

At December 31, 2012, notes payable consisted of approximately $32,000 of borrowings for the purchase of equipment. These notes, which were paid in full during the year ended December 31, 2013, bore interest at rates ranging from 8.0% to 9.5% per year and matured in August 2013.

Capital Lease Obligations

The Company has equipment under six capital lease obligations expiring at various times through June 2016.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

At December 31, 2013, future minimum payments under these capital leases are:

Year Ending	Amount
December 31,	(in thousands)
2014	$198
2015	31
2016	10
Total minimum lease payments	239
Less: amounts representing interest	(16)
Net minimum lease payments	223
Current portion	187
Long-term portion	$36

The implied annual interest rates related to these capital leases range from 0.0% to 9.0%. As of December 31, 2013, the gross book value and the net book value of the related assets included in property and equipment is approximately $646,000 and $241,000, respectively.

Amortization of assets under capital leases is included in depreciation expense.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity

Preferred Stock

The Company has 2,000,000 authorized preferred shares of which none were issued and outstanding at December 31, 2013 and 2012.

Common Stock, Options and Stock Grants

Year Ended December 31, 2013

During the year ended December 31, 2013, 98,000 restricted common shares were granted with an aggregate grant date fair value of approximately $80,000.  During the year ended December 31, 2013, approximately 109,000 restricted common shares with an aggregate grant date fair value of approximately $80,000 vested.

During the year ended December 31, 2013, the Company issued 55,181 shares of restricted common stock with a grant date fair value of approximately $42,000, pursuant to the Company’s Directors’ Deferred Compensation Plan dated January 1, 2008 (the “Directors’ Deferred Compensation Plan”), to a former director for past services. 20,595 of the 55,181 shares of restricted common stock were issued to settle approximately by $20,000 of accrued directors’ fees recorded on the Company’s balance sheet.

During the year ended December 31, 2013, the Company granted, to employees of the Company, options to acquire 360,909 shares of common stock with exercise prices of $1.15 (for a grant of 15,000 options), $1.25 per share (for grants of 75,000 options), $1.50 (for a grant of 80,000 options), and $1.65 per share (for grants of 190,909 options), exercisable over a term of five years from the date of grant. The options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The grant date fair value of the stock options issued was determined to be approximately $330,000.  During the year ended December 31, 2013, the Company recognized approximately $109,000 of expense related to the vesting of outstanding stock options.  For the year ended December 31, 2013, options to acquire 56,500 shares of common stock with a weighted average exercise price of $1.43 expired unexercised, and options to acquire 236,875 shares of common stock with a weighted average exercise price of $1.14 were forfeited. On September 5, 2013, Matthew E. Oakes, the Company’s President and Chief Executive Officer, received 50,348 shares of the Company’s common stock in a cashless exercise of 172,500 stock options that had an exercise price of $1.15 per share.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

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

Stock Option Plans

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans.  Options generally vest over three to four years and expire five years from the date of the grant.  On April 1, 2013, the Company’s 2003 Stock Option/Stock Issuance Plan and its 2003-A Stock Option/Stock Issuance Plan expired resulting in the expiration of 278,532 and 37,325 options, respectively, available for issuance.  As of December 31, 2013, 12,894 shares were available for issuance under the Company’s 2004 Stock Option/Stock Issuance Plan, its sole remaining plan under which options may be issued.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity (continued)

Stock Option Plans (continued)

The following is a summary of stock option activity for the year ended December 31, 2013, relating to all of the Company’s common stock plans (share amounts are in thousands):

	Shares	Weighted Average Exercise	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at January 1, 2013	906	$1.17	3.90	$--
Granted	361	$1.51		$2
Expired	(57)	$1.43		$1
Exercised	(173)	$1.15		$19
Forfeited	(237)	$1.14		$26
Outstanding at December 31, 2013	800	$1.31	3.77	$57
Exercisable at December 31, 2013	188	$1.16	3.06	$19

During the year ended December 31, 2013, Company granted approximately 361,000 stock options with weighted average grant date fair values of $0.91 per share.   During the year ended December 31, 2012, Company granted approximately 875,000 stock options with weighted average grant date fair values of $0.60 per share.  The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the following weighted-average assumptions for the years ended December 31, 2013 and 2012:

	2013	2012
Expected term	3.75 years	3.75 years
Expected volatility	91% - 97%	154% - 175%
Expected dividend yield	--	--
Risk-free interest rate	0.6% - 0.8%	0.36% - 0.74%

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity (continued)

The following table summarizes stock option information as of December 31, 2013:

Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life	Options Exercisable (in thousands)
$1.15	498	3.29 years	157
$1.20	31	2.48 years	31
$1.50	80	4.97 years	-
$1.65	191	4.74 years	-
Total	800	3.77 years	188

As of December 31, 2013, there was approximately $299,000 of unrecognized compensation costs related to stock options outstanding that will be recognized as expense over a weighted average period of 3.15 years.

Restricted Stock Grant

A summary of activity related to the Company’s non-vested stock grants for the year ended December 31, 2013 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2013	60	$0.66
Granted	98	$0.82
Vested	(109)	$0.73
Non-Vested at December 31, 2013	49	$0.82

The future expected expense for non-vested shares is approximately $40,000 and will be recognized on a straight-line basis over the period from January 1, 2014 through December 31, 2014.

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of December 31, 2013 and 2012.

The Company has identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined in ASC 740, Income Taxes.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 7 – Income Taxes (continued)

recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2010 through 2013, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the years ended December 31, 2013 and 2012.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The following table summarizes components of the provision for (benefit from) current and deferred income taxes for the years ended December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Current
Federal	$0	$(30)
State and other	22	3

Total Current	22	(27)

Deferred
Federal	(15)	(125)
State and other	(3)	(22)

Total Deferred	(18)	(147)

Provision for (Benefit from) Income Taxes	$4	$(174)

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 7 – Income Taxes (continued)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2013 and 2012:

	2013	2012

U.S. Federal Statutory Tax Rate	34.0%	34.0%
Permanent items	13.0%	9.0%
State taxes	5.0%	3.0%
Other	0.0%	(2.0)%
Decrease in valuation allowance	(50.0)%	(104.0)%

Totals	2.0%	(60.0)%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2013 and 2012 are summarized as follows:

	2013	2012
	(in thousands)
Deferred Tax Assets
Net operating loss carryforwards	$9,670	$9,816
Tax credit carryforwards	347	347
Fixed and intangible assets	43	30
Deferred revenue	0	1
Value of stock options and stock compensation	338	298
Deferred rent	9	8
Capital loss carryforward	517	517
Accruals	142	114
	11,066	11,131
Valuation Allowance	(9,874)	(9,957)

Deferred Tax Assets, Net	$1,192	$1,174

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 7 – Income Taxes (continued)

The change in the valuation allowance for deferred tax assets for the years ended December 31, 2013 and 2012 are summarized as follows:

	2013	2012

Beginning Balance	$9,957	$13,827
Change in Allowance	(83)	(3,870)

Ending Balance	$9,874	$9,957

At December 31, 2013, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $26 million and $20 million, respectively, which may be available to reduce taxable income, if any.  Approximately $0 and $9.1 million of federal NOLs expired in 2013 and 2012, respectively.  Remaining federal and state net operating loss carryforwards expire from 2019 through 2033.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon an ownership change of a company.  During 2013, the Company performed an evaluation as to whether an ownership change had taken place.  Management believes that there has been no ownership change as such applies to Section 382.  However, if it is determined that an ownership change has taken place, either historically or in the future, utilization of its NOLs will be subject to limitations, which could eliminate a substantial portion of the future income tax benefits of the NOLs.  The NOL carryforward as of December 31, 2013 included approximately $1,193,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

During 2013, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded it is more likely than not that approximately $1,192,000 of tax benefits relating to NOLs will be utilized.  Accordingly, the Company recorded a tax benefit in the amount of $18,000 during the year ended December 31, 2013, reflecting the change from December 31, 2012.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2013, the future minimum lease payments under operating leases are summarized as follows:

Year Ending December 31,	Amount
2014	$533,000
2015	503,000
2016	109,000
2017	112,000
2018	77,000
Total	$1,334,000

Rent expense approximated $558,000 and $529,000 for the years ended December 31, 2013 and 2012, respectively.

Employment Agreements

The Company has an employment agreement with Mr. Oakes for a term effective June 1, 2013 through December 31, 2015.  The agreement provides for a base salary of $24,583 per month for 2014 and 2015, annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and earnings before interest and taxes (“EBIT”) targets, and discretionary bonuses.  The agreement also provides for reimbursement of all out-of-pocket expenses reasonably incurred by him in the performance of his duties hereunder and certain severance benefits in the event of termination prior to the expiration date.  If Mr. Oakes is terminated without cause or resigns from employment for “good reason” (as defined within Mr. Oakes’ employment agreement), he would receive one-year of base salary and COBRA coverage at the Company’s expense for the number of months he receives severance payments.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 8– Commitments and Contingencies (continued)

Employment Agreements (continued)

The Company shall continue to make lease payments on the corporate apartment located in Ft. Lauderdale, Florida and utilized by Mr. Oakes through the date of termination of such lease on December 31, 2015, in lieu of the Company’s reimbursement of up to $25,000 of relocation expenses as originally provided in the Agreement.

Note 9 – Major Customers

Two customers, HP Enterprise Services (“HP”) and International Business Machines Corp. (“IBM”), accounted for a significant portion of the Company’s revenues as follows:

	% of Total Revenues Year Ended December 31,
	2013	2012
HP Customer A	8.5%	13.9%
HP Customer B	13.8	14.6
HP Customer C	12.2	15.1
HP Customer D	10.6	5.5
Total HP	45.1%	49.1%
IBM	32.3	33.3
Total Major Customers	77.4%	82.4%
Others	22.6	17.6
Total	100.0%	100.0%

As of December 31, 2013 and 2012, HP and IBM accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	December 31,
	2013	2012
Total HP	$519	$827
IBM	505	552
Total	$1,024	$1,379

Note 10 – Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.