Form 10-Q
period 2014-03-31
DIRECT INSITE CORP
filed 2014-05-14
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of May 6, 2014, there were 12,757,560 shares of the registrant’s Common Stock outstanding.

DIRECT INSITE CORP.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Information

DIRECT INSITE CORP.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$984	$1,371
Accounts receivable	1,812	1,522
Prepaid expenses and other current assets	310	368
Deferred tax assets – current	318	318
Total current assets	3,424	3,579
Property and equipment, net	939	852
Deferred tax assets	874	874
Other assets	257	257
Total assets	$5,494	$5,562

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,335	$1,402
Current portion of capital lease obligations	139	187
Deferred rent	31	23
Deferred revenue	88	--
Total current liabilities	1,593	1,612
Capital lease obligations, net of current portion	29	36
Total liabilities	1,622	1,648

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,708,383 and 12,687,921 shares issued and 12,668,456 and 12,647,994 shares outstanding in 2014 and 2013, respectively	1	1
Additional paid-in capital	116,026	115,982
Accumulated deficit	(111,827)	(111,741)
Common stock in treasury, at cost; 24,371 shares in 2014 and 2013	(328)	(328)
Total stockholders’ equity	3,872	3,914
Total liabilities and stockholders’ equity	$5,494	$5,562

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands, except per share data)

	For the three months ended
	March 31, 2014	March 31, 2013
Revenues:
Recurring	$1,618	$1,961
Non-recurring	352	399
Total revenues	1,970	2,360
Operating costs and expenses:
Operations, research and development	900	956
General and administrative	592	613
Sales and marketing	474	605
Amortization and depreciation	83	98
Total operating costs and expenses	2,049	2,272
Operating income (loss)	(79)	88
Other expense, net	4	4
Income (loss) before provision for income taxes	(83)	84
Provision for income taxes	3	–
Net income (loss)	$(86)	$84

Basic income (loss) per share attributable to common stockholders	$(0.01)	$0.01

Diluted income (loss) per share attributable to common stockholders	$(0.01)	$0.01

Basic weighted average common stock outstanding	12,622	12,446

Diluted weighted average common stock outstanding	12,622	12,458

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	For the three months ended
	March 31, 2014		March 31, 2013
Cash flows from operating activities
Net income (loss)		$(86)	$84
Adjustments to reconcile net income (loss) to net cash provided by operations:
Amortization and depreciation		83	98
Stock-based compensation expense		44	49
Deferred rent expense		8	8
Gain on sale of property and equipment		--	(8)
Changes in operating assets and liabilities:
Accounts receivable		(290)	39
Prepaid expenses and other current assets		58	(12)
Accounts payable and accrued expenses		(67)	130
Deferred revenue		88	75
Total adjustments		(76)	379
Net cash (used)/provided by operating activities		(162)	463

Cash flows from investing activities:
Expenditures for property and equipment		(3)	(79)
Capitalization of internally developed software		(167)	--
Proceeds from the sale of property and equipment		--	8
Net cash used in investing activities		(170)	(71)

Cash flows from financing activities:
Repayment of long-term debt		--	(13)
Repayment of capital lease obligations		(55)	(49)
Net cash used in financing activities		(55)	(62)

Net (decrease) increase in cash and cash equivalents		(387)	330
Cash and cash equivalents – beginning		1,371	1,098
Cash and cash equivalents – ending		$984	$1,428

Supplemental disclosure of cash flow information:
Cash paid for interest		$2	$6
Cash paid for income taxes		$3	$1

Schedule of non-cash investing and financing activities:
Common stock issued for payment of liability	$	-----	$20

See notes to condensed financial statements.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

As described in Note 9, the Company has two major customers that accounted for 72.2% and 79.2% of the Company’s revenue for the three months ended March 31, 2014 and 2013, respectively.  Loss of any of these customers would have a material effect on the Company.

In February 2013, the Company was notified by one of these two major customers, that one of its customers, comprising 12.8% of the Company’s revenues for the three months ended March 31, 2013, terminated its contract effective March 31, 2013.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed interim financial statements include the accounts of Direct Insite. The condensed balance sheet as of March 31, 2014, and the statements of operations and cash flows for the three months ended March 31, 2014 and 2013 have not been audited.  These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to quarterly report on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The December 31, 2013 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  These interim condensed financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three months ended March 31, 2014, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2014.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 - Summary of Significant Accounting Policies (continued)

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The most significant estimates are used in the accounting related to stock based compensation and the valuation allowance on deferred tax assets and capitalized internally developed software.  Actual results could differ from those estimates.

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

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

For the three months ended March 31, 2014, all potentially dilutive securities were excluded from the computation of diluted earnings per share because their impact was anti-dilutive.

The computation of basic and diluted earnings per share for the three months ended March 31, 2013 is as follows (in thousands, except per share amounts):

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

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

	March 31,
Anti-Dilutive Potential Common Shares	2014	2013
Options to purchase common stock	646	863
Unvested stock grants	95	119

Total Anti-Dilutive Potential Common Shares	741	982

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by Federal Depository Insurance Corporation at March 31, 2014 and December 31, 2013.

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

Note 3 – Property and Equipment

Property and equipment consist of the following at March 31, 2014 and December 31, 2013:

	2014	2013
	(in thousands)
Computer equipment and purchased software (3 years)	$1,362	$1,361
Internally developed software not yet placed in service (3 years)	601	433
Furniture and fixtures and leasehold improvements (5 – 7 years)	147	146
	2,110	1,940
Less: accumulated depreciation and amortization	(1,171)	(1,088)
Property and equipment, net	$939	$852

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2014 and 2013 was approximately $83,000 and $98,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2014 and December 31, 2013 as follows:

	2014	2013
	(in thousands)
Trade accounts payable	$232	$324
Sales taxes payable	539	539
Accrued directors’ fees	420	377
Other accrued expenses	144	162
Total accounts payable and accrued expenses	$1,335	$1,402

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 – Debt

Capital Lease Obligations

The Company has equipment under six capital lease obligations expiring at various times through June 2016.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

The implied interest rates related to these capital leases range from 0.0% to 9.0%. The gross book value and the net book value of the related assets are approximately $646,000 and $181,000, respectively, as of March 31, 2014, and $646,000 and $241,000, respectively, as of December 31, 2013.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock, of which none were issued or outstanding as of March 31, 2014 and December 31, 2013.

Common Stock, Options and Stock Grants

Three Months Ended March 31, 2014

During the three months ended March 31, 2014, 66,000 restricted common shares were granted with an aggregate grant date fair value of approximately $80,000.  During the three months ended March 31, 2014, approximately 20,000 restricted common shares with an aggregate grant date fair value of approximately $20,000 vested.

During the three months ended March 31, 2014, 29,511 stock options with an aggregate grant date fair value of approximately $24,000 vested. During this same period no options were awarded to employees. Outstanding options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The Company estimates the grant date fair value of the stock option using the Black-Scholes-Merton option model.

Three Months Ended March 31, 2013

During the three months ended March 31, 2013, 27,277 restricted common shares with an aggregate grant date fair value of approximately $20,000 vested. During the three months ended March 31, 2013, approximately 98,000 restricted common shares were granted with an aggregate grant date value of approximately $80,000.  During the three months ended March 31, 2013, the Company issued 55,181 shares of commons stock with a grant date fair value of approximately $42,000 to a member of its board of directors for past services.  During the three months ended March 31, 2013, the Company granted, to an employee of the Company, an option to acquire 15,000 shares of common stock for an exercise price of $1.15 per share, exercisable over a term of five years from the date of grant.  The option vests over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The Company estimated the grant date fair value of the stock option using the Black-Scholes-Merton option model and the following assumptions: volatility of 150%, risk free rate of 0.4%, dividend rate of zero, and expected term of 3.75 years.  The grant date fair value of the stock options was determined to be approximately $10,000.  During the three months ended March 31, 2013, the Company recognized approximately $29,000 of expense related to the vesting of stock options.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 6 – Stockholders’ Equity (continued)

Stock Option Plans

The Company grants options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s Stock Option Plans.  Options generally vest over three to four years and expire five years from the date of the grant.  As of March 31, 2014, 109,428 shares were available for issuance under the stock option plans. These shares will no longer be available due to their respective option plan expiration on August 20, 2014.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The following is a summary of stock option activity for three months ended March 31, 2014, relating to all of the Company’s common stock plans:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	800	$1.31	3.77	$57
Forfeited	(154)	$1.45		$6
Outstanding at March 31, 2014	646	$1.27	3.35	$40
Exercisable at March 31, 2014	195	$1.16	2.83	$16

The following table summarizes stock option information as of March 31, 2014:

Outstanding Options
Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life	Options Exercisable (in thousands)
$1.15	435	3.10 years	164
$1.20	31	2.23 years	31
$1.50	80	4.72 years	0
$1.65	100	4.54 years	0
Total	646	3.35 years	195

As of March 31, 2014, there was approximately $286,000 of unrecognized compensation costs related to stock options outstanding.

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of March 31, 2014 and changes during the three months ended March 31, 2014 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2014	49	$0.82
Granted	66	$1.21
Vested	(20)	$0.98
Non-Vested at March 31, 2014	95	$1.06

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Restricted Stock Grants (CONTINUED)

A summary of the status of the Company’s non-vested stock grants as of March 31, 2013 and changes during the three months ended March 31, 2013 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2013	60	$0.66
Granted	98	$0.82
Vested	(27)	$0.73
Non-Vested at March 31, 2013	131	$0.76

The future expected expense for non-vested shares is approximately $100,000 and will be recognized as expense through December 31, 2015.

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of March 31, 2014 and December 31, 2013.

The Company has identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2010 through 2013, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three months ended March 31, 2014 and 2013.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

 As of March 31, 2014, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $26 million and $20 million, respectively, which may be available to reduce taxable income, if any. Remaining federal and state net operating loss carry forwards expire from 2019 through 2033. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2013, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control as such applies to Section 382.  However, if it is determined that an ownership change has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could eliminate a substantial portion of the future income tax benefits of the NOLs.  The NOL carryforward as of March 31, 2014 included approximately $1,193,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

Note 9 – Major Customers

Two customers, HP Enterprise Services (“HP”) and International Business Machines Corp. (“IBM”) accounted for a significant portion of the Company’s revenues as follows:

	% of Total Revenues Three Months Ended March 31,
	2014	2013
HP Customer A	0.0%	12.8%
HP Customer B	14.9	12.9
HP Customer C	13.0	16.0
HP Customer D	8.6	7.8
Total HP	36.5%	49.5%
IBM	35.7	29.7
Total Major Customers	72.2%	79.2%
Others	27.8	20.8
Total	100.0%	100.0%

As of March 31, 2014, two customers accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	March 31, 2014	December 31, 2013
HP	$588	$519
IBM	739	505
Total	$1,327	$1,024

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

HP Enterprise Services (“HP”) accounted for approximately 36.5% and 49.5% of revenue for the three months ended March 31, 2014 and 2013, respectively. We have three principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated on ninety days advance written notice.  In February 2013, we were notified by HP that one of its customers, representing approximately 12.8% of our revenue for the three months ended March 31, 2013, was terminating its contract with HP, thus HP terminated this individual contract with us effective March 31, 2013.  As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 24, 2013, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to sunset its use of the application. As such, we did not record revenue from this client after June 30, 2013.

International Business Machines, Inc. (“IBM”), representing approximately 35.7% and 29.7% ,  of revenue for the three months ended March 31, 2014 and 2013, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units. On October 28th 2013 one of these contracts was extended for a three year period, through December 31, 2016, and is renewable annually thereafter. The other contract was renewed for a one-year period and is renewable annually.  The contracts may be terminated by either party with ninety days advance written notice.

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

RESULTS OF OPERATIONS

The following is a summary of our operating results for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	2014	2013	Increase (Decrease)
Revenues:
Recurring	$1,618	$1,961	$(343)	(17.5)%
Non-recurring	352	399	(47)	(11.8)%
Total revenues	1,970	2,360	(390)	(16.5)%

Operating costs and expenses:
Operations, research and development	900	956	(56)	(5.9%)
General and administrative	592	613	(21)	(3.4)%
Sales and marketing	474	605	(131)	(21.7)%
Amortization and depreciation	83	98	(15)	(15.3)%
Total operating costs and expenses	2,049	2,272	(223)	(9.8)%

Operating income (loss)	(79)	88	(167)	(189.8)%

Other expense, net	4	4	(0)	(0.0%)
Provision for income taxes	3	0	3

Net income (loss)	$(86)	$84	$(170)	(202.4)%

Revenues

For the three months ended March 31, 2014, total revenue decreased by $390,000, or 16.5%, to $1,970,000 from $2,360,000 for the comparable prior year period.  Recurring revenue decreased by $343,000, or 17.5%, to $1,618,000 for the three months ended March 31, 2014, from $1,961,000 for the comparable prior year period, primarily due to the aforementioned HP customer that terminated its contract effective July 1, 2013.  Non-recurring revenue decreased by $47,000, or 11.8%, to $352,000 for the three months ended March 31, 2014 from $399,000 for the comparable prior year period, primarily due to the non-recurrence of a large prior year customer-requested modification.

Operating Cost and Expenses

Costs of operations, research and development decreased by approximately $56,000, or 5.9%, to $900,000 for the three months ended March 31, 2014 from $956,000 for the comparable prior year period. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The decrease was primarily due to reduced salary expense resulting from a reduction in the workforce and the capitalization of internally developed software, partially offset by higher consulting fees for outsourced development.

General and administrative costs decreased by approximately $21,000, or 3.4%, to $592,000 for the three months ended March 31, 2014 from $613,000 for the comparable prior year period, as lower payroll costs, consulting and recruitment fees were mostly offset by legal and other expenses of $41,000 related to the exploration of strategic opportunities.

Sales and marketing costs decreased by approximately $131,000, or 21.7%, to $474,000 for the three months ended March 31, 2014 from $605,000 for the comparable prior year period, primarily due to a headcount-related decrease in compensation expense of $124,000, travel and related expenses of $19,000, and marketing related expenses of $6,000, partially offset by an increase in consulting expenses of $18,000.

Amortization and depreciation decreased by approximately $15,000, or 15.3%, to $83,000 for the three months ended March 31, 2014 from $98,000 for the comparable prior year period as the depreciable fixed assets remained virtually the same as last year, while some of the older assets became fully depreciated during that time.

Operating Income (Loss)

We had a net operating loss of $79,000, for the three months ended March 31, 2014, compared to net operating income of $88,000 for the comparable prior year period, due to the aforementioned decrease in revenue, partially offset by the aforementioned decrease in operating costs and expenses.

Other Expense

There was no change in other expense for the three months ended March 31, 2014 compared to the comparable prior year period.

Net Income (Loss)

We had a net loss of $86,000 for the three months ended March 31, 2014, a decrease of approximately $170,000 from net income of $84,000 for the comparable prior year period, due to the aforementioned decrease in operating income.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2014, we had total stockholders’ equity of approximately $3,871,000, working capital of $1,830,000 and an accumulated deficit of $111,827,000.  Our cash decreased by $387,000 during the three months ended March 31, 2014, to $984,000 on hand as of March 31, 2014.

Our primary sources for liquidity come from existing cash on hand and cash generated from operations.  We believe we have sufficient liquidity available to fund our operations for the next twelve months.

During the three months ended March 31, 2014, cash used by operations was $162,000, compared to cash provided by operations of $463,000 for the three months ended March 31, 2013.  The decrease in cash provided by operations is primarily due to the timing of collections from our customers and the timing of payments to our vendors.

Cash used in investing activities for the three months ended March 31, 2014 was $170,000 due to capitalization of internally developed software. Cash used in investing activities for the three months ended March 31, 2013 was due to net expenditures for new equipment of $71,000.

Cash used in financing activities totaled $55,000 and $62,000 for the three months ended March 31, 2014 and 2013, respectively, with both periods reflecting payments on equipment notes and capital leases, primarily using cash provided by operations.

OUR CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in the audited financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Reported on Form 10-K filed with the SEC on March 26, 2014.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2014, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    Other Information

Item 1.	Legal Proceedings

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business, and no such proceedings are known to be contemplated.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Pursuant to the terms of the Company’s director compensation plan, each director of the Company was entitled to receive an award on January 1, 2014 of restricted shares of common stock vesting daily over two years, as follows: Philip Summe 24,793 shares, and each of James A. Cannavino, Paul Lisiak, Thomas C. Lund, John J. Murabito and Craig W. Thomas, 8,264 shares.  Each of these directors elected to defer receipt of the shares until January 15th of the year following such director’s termination of services as director.

In addition, on March 31, 2014, pursuant to the terms of the director compensation plan, the directors were entitled to receive shares of common stock as follows: Mr. Cannavino 3,557 shares, Mr. Lund 5,245 shares, Mr. Murabito 6,098 shares, Mr. Summe 6,098 shares, and Mr. Thomas 6,098 shares.  Each of these directors elected to defer receipt of the shares until January 15th of the year following such director’s termination of services as director.

These awards were made in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended and/or the “no-sale” theory.

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

101
The following materials from Direct Insite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013, (ii) Condensed Statements of Income for the Three Months Ended March 31, 2014 and 2013 (Unaudited), (iii) Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (Unaudited), (iv) and Notes to Condensed Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.

/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer	May 14, 2014

/s/ Lowell M. Rush
Lowell M. Rush, Chief Financial Officer	May 14, 2014