Form 10-Q
period 2014-06-30
DIRECT INSITE CORP
filed 2014-08-12
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

As of August 5, 2014, there were 12,753,681 shares of the registrant’s Common Stock outstanding.

DIRECT INSITE CORP.

PART I  –  FINANCIAL INFORMATION
Item 1.   Financial Information

DIRECT INSITE CORP.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$928	$1,371
Accounts receivable	1,869	1,522
Prepaid expenses and other current assets	275	368
Deferred tax assets – current	318	318
Total current assets	3,390	3,579
Property and equipment, net	991	852
Deferred tax assets	874	874
Other assets	252	257
Total assets	$5,507	$5,562

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,376	$1,402
Current portion of capital lease obligations	92	187
Deferred rent	47	23
Deferred revenue	19	--
Total current liabilities	1,534	1,612
Capital lease obligations, net of current portion	23	36
Total liabilities	1,557	1,648

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,727,426 and 12,687,921 shares issued and 12,687,499 and 12,647,994 shares outstanding in 2014 and 2013, respectively	1	1
Additional paid-in capital	116,074	115,982
Accumulated deficit	(111,797)	(111,741)
Common stock in treasury, at cost; 24,371 shares in 2014 and 2013	(328)	(328)
Total stockholders’ equity	3,950	3,914
Total liabilities and stockholders’ equity	$5,507	$5,562

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except share data)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Recurring	$1,636	$1,969	$3,254	$3,930
Non-recurring	510	549	861	948
Total revenues	2,146	2,518	4,115	4,878
Operating costs and expenses:
Operations, research and development	850	1,022	1,751	1,978
General and administrative	610	562	1,202	1,175
Sales and marketing	570	627	1,044	1,234
Amortization and depreciation	83	101	166	199
Total operating costs and expenses	2,113	2,312	4,163	4,586
Operating income (loss)	33	206	(48)	292
Other expense, net	2	9	5	13
Income (loss) before provision for income taxes	31	197	(53)	279
Provision for income taxes	–	–	3	–
Net income (loss)	$31	$197	$(56)	$279

Basic income (loss) per share attributable to common stockholders	$0.00	$0.02	$0.00	$0.02

Diluted income (loss) per share attributable to common stockholders	$0.00	$0.02	$0.00	$0.02

Basic weighted average common stock outstanding	12,640	12,476	12,631	12,462

Diluted weighted average common stock outstanding	12,645	12,520	12,631	12,490

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)

	For the six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net income (loss)	$(56)	$279
Adjustments to reconcile net income (loss) to net cash (used in ) provided by operations:
Amortization and depreciation	166	199
Stock-based compensation expense	92	90
Deferred rent expense	24	2
Gain on sale of property and equipment	--	(8)
Changes in operating assets and liabilities:
Accounts receivable	(347)	(18)
Prepaid expenses and other current assets	98	(86)
Accounts payable and accrued expenses	(26)	211
Deferred revenue	19	(31)
Total adjustments	26	359
Net cash (used in) provided by operating activities	(30)	638

Cash flows from investing activities:
Purchases of property and equipment	(11)	(102)
Capitalization of internally developed software	(294)	--
Proceeds from the sale of property and equipment	--	8
Net cash used in investing activities	(305)	(94)

Cash flows from financing activities:
Repayment of capital lease obligations	(108)	(98)
Repayment of long-term debt	--	(27)
Net cash used in financing activities	(108)	(125)

Net increase (decrease) in cash and cash equivalents	(443)	419
Cash and cash equivalents – beginning	1,371	1,098
Cash and cash equivalents – ending	$928	$1,517

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$9
Cash paid for income taxes	$--	$1

Schedule of non-cash investing and financing activities:
Common stock issued for payment of liability	$--	$20

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

As described in Note 9, the Company has two major customers that accounted for 79.6% and 80.1% of the Company’s revenue for the three months ended June 30, 2014 and 2013, respectively, and 76.3% and 79.6% of the Company’s revenue for the six months ended June 30, 2014 and 2013, respectively.  Loss of any of these customers would have a material effect on the Company.

In February 2013, the Company was notified by one of these two major customers, that one of its customers, comprising 15.7% of the Company’s revenues for the six months ended June 30, 2013, terminated its contract effective March 31, 2013. This customer represented 18.5% of the Company’s revenue for the three months ended June 30th 2013.  The Company did not record any revenue from this client after June 30, 2013.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed interim financial statements include the accounts of Direct Insite. The condensed balance sheet as of June 30, 2014, the condensed statements of operations for the three and six months ended June 30, 2014 and 2013 and the condensed statements of cash flows for the six months ended June 30, 2014 and 2013 have not been audited.  These unaudited, condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The December 31, 2013 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  These interim condensed financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

For the six months ended June 30, 2014, all potentially dilutive securities were excluded from the computation of diluted earnings per share because their impact was anti-dilutive.

The computation of diluted weighted average common shares outstanding used in the calculation of diluted earnings per share for the three and six months ended 2014 and 2013 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Weighted average shares outstanding-basic	12,640	12,476	12,631	12,462
Stock Options	--	6	--	3
Restricted stock grants	5	38	–	25
Weighted average shares outstanding-diluted	12,645	12,520	12,631	12,490

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and six months ended June 30, 2014 and 2013, consists of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Options to purchase common stock	656	109	656	109
Unvested stock grants	25	–	83	–
Potential anti-dilutive common shares	681	109	739	109

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 - Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by the Federal Depository Insurance Corporation at June 30, 2014 and December 31, 2013.

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

Note 3 – Property and Equipment

Property and equipment (with their respective useful lives) consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	2014	2013
Computer equipment and purchased software (3 years)	$1,364	$1,361
Internally developed software not yet placed in service (3 years)	729	433
Furniture and fixtures and leasehold improvements (5 – 7 years)	152	146
	2,245	1,940
Less: accumulated depreciation and amortization	(1,254)	(1,088)
Property and equipment, net	$991	$852

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2014 and 2013 was approximately $83,000 and $101,000, respectively.

Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2014 and 2013 was approximately $166,000 and $199,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	2014	2013
Trade accounts payable	$238	$324
Sales taxes payable	539	539
Accrued directors’ fees	443	377
Other accrued expenses	156	162
Total accounts payable and accrued expenses	$1,376	$1,402

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 – Debt

Capital Lease Obligations

The Company has equipment under six capital lease obligations expiring at various times through June 2016.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

The implied interest rates related to these capital leases range from 0.0% to 9.0%. The gross book value and the net book value of the related assets are approximately $646,000 and $134,000, respectively, as of June 30, 2014, and $646,000 and $241,000, respectively, as of December 31, 2013.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock, of which none were issued and outstanding as of June 30, 2014 and December 31, 2013.

Common Stock, Options and Stock Grants

Six Months Ended June 30, 2014

During the six months ended June 30, 2014, 39,505 shares of restricted common stock with an aggregate grant date fair value of approximately $38,000 vested. In connection with the reduction of the size of the board from seven to five directors and the ensuing restructuring of board compensation, members of the Board of Directors forfeited 40,398 shares of unvested restricted stock grants. The restructured board compensation approved by the Board of Directors provides that each non-Executive member of the Board would receive equal amounts: (i) $25,000 of the Company’s common stock annually at the beginning of each year, vesting over a two year period, and (ii) $10,000 in cash to be paid 25% each quarter in arrears and which may be converted into common stock in accordance with the terms of the Directors Deferred Compensation Plan. During the six months ended June 30, 2014, the Company granted 114,058 shares of restricted common stock with a grant date fair value of approximately $115,000.  During the six months ended June 30, 2014, the Company granted, to employees of the Company, options to acquire 10,000 shares of common stock with an exercise price of $1.50 exercisable over a term of five years from the date of grant.  The options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The Company estimated the grant date fair value of the stock options using the Black-Scholes option model and the following assumptions: volatility of 95%, risk free rate of 0.8%, dividend rate of zero, and expected term of 3.75 years. The grant date fair value of the stock options issued was determined to be approximately $7,500.  During the six months ended June 30, 2014, the Company recognized approximately $54,000 of expenses related to the vesting of outstanding stock options.

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

Stock incentive Plans

The Company has granted options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans.  Options generally vest over three to four years and expire five years from the date of the grant. On June 3, 2014, the Company’s stockholders approved the adoption of the 2014 Stock Incentive Plan (the “2014 Plan”).  The 2014 Plan replaces the 2004 Stock Option/Stock Issuance Plan which expires August 20, 2014.  The 2014 Plan provides for the grant of non-qualified stock options, incentive stock options, and stock appreciation rights, shares of restricted stock, stock units and shares of unrestricted stock.  Eligible participants include officers, employees and directors.  The aggregate number of shares authorized for issuance under the 2014 Plan is 1,200,000, and is subject to adjustment as described in the 2014 Plan.  As of June 30, 2014, 99,428 shares were available for issuance under the 2004 stock option plan. These shares will no longer be available due to their respective option plan expiration on August 20, 2014. There are 410,109 shares available for issue under the 2014 plan. Awards that expire or are cancelled without delivery of shares general become available for issuance under the plans.

The following is a summary of stock option activity for six months ended June 30, 2014, relating to all of the Company’s common stock plans:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	800	$1.31	3.77	$-
Granted	10	$1.50	4.78	$-
Forfeited	(154)	$1.45		$-
Outstanding at June 30, 2014	656	$1.28	3.13	$-
Exercisable at June 30, 2014	233	$1.16	2.58	$-

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Stock incentive Plans (continued)

The following table summarizes stock option information as of June 30, 2014:

Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Term	Options Exercisable (in thousands)
$1.15	435	2.7 years	202
$1.20	31	2.0 years	31
$1.50	90	4.6 years	–
$1.65	100	4.3 years	–
Total	656	3.1 years	233

As of June 30, 2014, there was approximately $262,000 of unrecognized compensation costs related to stock options outstanding.

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of June 30, 2014 and changes during the six months ended June 30, 2014 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2014	49	$0.82
Granted	114	$1.01
Forfeited	(40)	$1.07
Vested	(40)	$0.97
Non-vested at June 30, 2014	83	$1.21

The future expected expense for non-vested shares is approximately $100,000 and will be recognized as expense through December 31, 2015.

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”) which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of June 30, 2014 and December 31, 2013.

The Company has identified its federal tax return and its state tax returns in Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2010 through 2013, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three and six months ended June 30, 2014 and 2013.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Income Taxes (continued)

As of June 30, 2014, the Company has federal and state net operating loss carry forwards (“NOLs”) of approximately $26 million and $20 million respectively, which may be available to reduce future taxable income, if any.  Remaining federal and state net operating loss carry forwards expire from 2019 through 2033.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2013, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control as such applies to Section 382.  However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could eliminate a substantial portion of the future income tax benefits of the NOLs.  The NOL carry forward as of June 30, 2014 included approximately $1,193,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

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

Pursuant to the terms of the Employment Agreement, the Company agrees to pay Mr. Oakes his current annual base salary of $275,000 for the remainder of 2013 and an annual base salary of $295,000 for each of the years 2014 and 2015.  Mr. Oakes is entitled to receive an annual bonus based on the Company’s yearly EBIT and revenue growth.  Mr. Oakes is also eligible to receive a bonus, subject to the discretion of the Board of Directors of the Company.  The options to purchase 360,000 shares of common stock of the Company, of which 150,000 were exercised on September 5, 2013 in a cashless transaction, granted to Mr. Oakes under his previous employment agreement will continue to vest as set forth in the Employment Agreement.  The Company will also continue to make lease payments on the corporate apartment, which is located in Fort Lauderdale, Florida and is utilized by Mr. Oakes, through the expiration of the lease on December 31, 2015.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 – Major Customers

Two customers, HP Enterprise Services (“HP”) and International Business Machines Corp. (“IBM”) accounted for a significant portion of the Company’s revenues for the respective three and six month periods ended June 30, 2014 and 2013 as follows:

	For the three months ended		For the six months ended
	2014	2013	2014	2013
HP Customer A	0%	18.5%	0%	15.7%
HP Customer B	13.9%	12.9%	14.4%	12.9%
HP Customer C	17.4%	9.2%	15.5%	12.5%
HP Customer D	10.3%	11.6%	9.5%	9.8%
Total HP	41.6%	52.2%	39.4%	50.9%
IBM	38.0%	27.9%	36.9%	28.7%
Total major customers	79.6%	80.1%	76.3%	79.6%
Others	20.4%	19.9%	23.7%	20.4%
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2014 and December 31, 2013, HP and IBM accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	June 30, 2014	December 31, 2013
HP	$955	$519
IBM	553	505
Total	$1,508	$1,024

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

HP Enterprise Services (“HP”) accounted for approximately 41.6% and 52.2% of revenue for the three months ended June 30, 2014 and 2013, respectively, and approximately 39.4% and 50.9% of revenue for the six months ended June 30, 2014 and 2013, respectively. In the second quarter, we had three principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated on ninety days advance written notice.  In February 2013, the Company was notified by HP, that one of its customers, representing 18.5% of the Company’s revenues for the three months ended June 30, 2013, and 15.7% of the Company’s revenues for the six months ended June 30, 2013, was terminating its contract effective March 31, 2013.  As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 24, 2013, the Company determined that despite its efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to sunset its use of the application. As such, the Company did not record any revenue from this client after June 30, 2013.

International Business Machines, Inc. (“IBM”), representing approximately 38.0% and 27.9%, of revenue for the three months ended June 30, 2014 and 2013, respectively, and approximately 36.9% and 28.7%, of revenue for the six months ended June 30, 2014 and 2013, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  On October 28th 2013 one of these contracts was extended for a three year period, through December 31, 2016, and is renewable annually thereafter. The other contract was renewed for a one-year period and is renewable annually. The contracts may be terminated on ninety days advance written notice.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following is a summary of operating results for the three months ended June 30, 2014 and 2013 (in thousands):

	2014	2013	Increase (Decrease)
Revenues:
Recurring	$1,636	$1,969	$(333)	(16.9)%
Non-recurring	510	549	(39)	(7.1)%
Total revenues	2,146	2,518	(372)	(14.8)%

Operating costs and expenses:
Operations, research and development	850	1,022	(172)	(16.8)%
General and administrative	610	562	48	8.5%
Sales and marketing	570	627	(57)	(9.1)%
Amortization and depreciation	83	101	(18)	(17.8)%
Total operating costs and expenses	2,113	2,312	(199)	(8.6)%

Operating income	33	206	(173)	(84.0)%

Other expense net	2	9	(7)	(77.8)%

Net income	$31	$197	$(166)	(84.3)%

Revenues

For the three months ended June 30, 2014, revenue decreased by $372,000, or 14.8%, to $2,146,000 from $2,518,000 for the comparable prior year period.  Recurring revenue decreased by $333,000, or 16.9%, to $1,636,000 for the three months ended June 30, 2014, from $1,969,000 for the comparable prior year period. This was primarily due to the aforementioned HP customer terminating its contract effective July 1, 2013. Non-recurring revenue decreased by $39,000, or 7.1%, to $510,000 for the three months ended June 30, 2014 from $549,000 for the comparable prior year period primarily due to the non-recurrence of engineering of a large prior year customer requested modifications.

Operating Cost and Expenses

Costs of operations, research and development decreased by approximately $172,000, or 16.8%, to $850,000 for the three months ended June 30, 2014 from $1,022,000 for the comparable prior year period. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The decrease was primarily due to reduced salary expense resulting from the capitalization of internally developed software and lower consulting fees for outsourced development, partially offset by higher cloud license and service costs.

General and administrative costs increased by approximately $48,000, or 8.5%, to $610,000 for the three months ended June 30, 2014 from $562,000 for the comparable prior year period, primarily due to legal and other professional fees related to the Company’s proxy and Stock Incentive Plan, and intellectual property.

Sales and marketing costs decreased by approximately $57,000, or 9.1%, to $570,000 for the three months ended June 30, 2014 from $627,000 for the comparable prior year period, primarily due to a headcount-related decrease in compensation expense of $89,000, partially offset by trade show sponsorships and consulting expense.

Amortization and depreciation decreased by approximately $18,000, or 17.8%, to $83,000 for the three months ended June 30, 2014 from $101,000 for the comparable prior year period as the depreciable fixed assets remained virtually the same as last year, while some of the older assets became fully depreciated during that time.

Operating Income

Operating income decreased by approximately $173,000, or 84.0%, to $33,000, for the three months ended June 30, 2014, compared to $206,000 for the comparable prior year period, due to the aforementioned decrease in revenues, partially offset by the aforementioned decrease in operating cost and expenses.

Other Expense, net

We reported other expense of approximately $2,000 for the three months ended June 30, 2014 compared to other expense of $9,000 for the comparable prior year period.

Net Income

Net income decreased by approximately $166,000, to $31,000, for the three months ended June 30, 2014, compared to net income of $197,000 for the comparable prior year period, due to a decrease in operating income.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following is a summary of operating results for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013	Increase (Decrease)
Revenues:
Recurring	$3,254	$3,930	$(676)	(17.2)%
Non-recurring	861	948	(87)	(9.2)%
Total revenues	4,115	4,878	(763)	(15.6)%

Operating costs and expenses:
Operations, research and development	1,751	1,978	(227)	(11.5)%
General and administrative	1,202	1,175	27	2.3%
Sales and marketing	1,044	1,234	(190)	(15.4)%
Amortization and depreciation	166	199	(33)	(16.6)%
Total operating costs and expenses	4,163	4,586	(423)	(9.2)%

Operating income (loss)	(48)	292	(340)	(116.4)%

Other expense, net	5	13	(8)	(61.5)%

Net income (loss)	$(53)	$279	$(332)	(119.0)%

Revenues

For the six months ended June 30, 2014, total revenue decreased by $763,000, or 15.6%, to $4,115,000 from $4,878,000 for the comparable prior year period.  Recurring revenue decreased by $676,000, or 17.2%, to $3,254,000 for the six months ended June 30, 2014, from $3,930,000 for the comparable prior year period.  This was primarily due to the aforementioned HP customer terminating its contract effective July 1, 2013.  Non-recurring revenue decreased by $87,000, or 9.2%, to $861,000 for the six months ended June 30, 2014 from $948,000 for the comparable prior year period primarily due to the non-recurrence of engineering of a large prior year customer requested modifications.

Operating Costs and Expenses

Costs of operations, research, and development decreased by approximately $227,000, or 11.5%, to $1,751,000 for the six months ended June 30, 2014 from $1,978,000 for the comparable prior year period.  These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The decrease was primarily due to reduced salary expense resulting from the capitalization of internally developed software and a decrease in subcontractor usage, partially offset by higher cloud license and service costs.

General and administrative costs increased by approximately $27,000, or 2.3%, to $1,202,000 for the six months ended June 30, 2014 from $1,175,000 for the comparable prior year period, primarily due to legal and other professional fees related to the Company’s proxy and Stock Incentive Plan, and intellectual property.

Sales and marketing costs decreased by approximately $190,000, or 15.4%, to $1,044,000 for the six months ended June 30, 2014 from $1,234,000 for the comparable prior year period, primarily due to a headcount-related decrease in compensation expense of $176,000 and decreases in travel and entertainment and recruitment costs, partially offset by an increase in consulting fees.

Amortization and depreciation decreased by approximately $33,000, or 16.6%, to $166,000 for the six months ended June 30, 2014 from $199,000 for the comparable prior year period due to lower depreciation expense that is associated with less new capital expenditures over the past six months.

Operating Income

Operating income (loss) decreased by approximately $340,000, to an operating loss of $48,000 for the six months ended June 30, 2014, compared to operating income of $292,000 for the comparable prior year period, due to the aforementioned decrease in revenues, partially offset by the aforementioned decrease in operating costs and expenses.

Other Expense, net

We reported other expense of approximately $5,000 for the six months ended June 30, 2014 compared to $13,000 for the comparable prior year period.

Net Income (Loss)

Net income (loss) for the six months ended June 30, 2014 decreased by approximately $332,000, or 119.0%, to a net loss of $53,000, compared to net income of $279,000 for the comparable prior year period.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2014, we had total stockholders’ equity of approximately $3,950,000, working capital of $1,856,000 and an accumulated deficit of $111,797,000.  Our cash decreased by $443,000 during the six months ended June 30, 2014, to $928,000 of cash on hand as of June 30, 2014.

Our primary sources for liquidity come from existing cash on hand and cash generated from operations.  We believe we have sufficient liquidity available to fund our operations for the next twelve months.

During the six months ended June 30, 2014, cash used in operations was $30,000, compared to cash provided by operating activities of $638,000 for the comparable prior year period.  The decrease in cash provided from operations is primarily due to lower profitability and the timing of payments from our customers.

Cash used in investing activities for the six months ended June 30, 2014 was $305,000 primarily due to capitalization of internally developed software.  Cash used in investing activities for the six months ended June 30, 2013 was due to expenditures for new equipment of $102,000, partially offset by proceeds from the sale of property and equipment of $8,000.

Cash used in financing activities totaled $108,000 and $125,000 for the six months ended June 30, 2014 and 2013, respectively, with both periods reflecting payments on equipment notes and capital leases, primarily using cash provided by operations.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2014, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	Other Information

Item 1.	Legal Proceedings

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business, and no such proceedings are known to be contemplated.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

On January 1, 2014, pursuant to the terms of the Company’s director compensation plan (the “Director Compensation Plan”), 66,113 of restricted shares of common stock were granted, vesting daily over two years, to the directors.   On March 31, 2014, pursuant to the terms of the Director Compensation Plan, the directors were granted an aggregate of 27,096 shares of common stock.  In each case, the directors elected to defer receipt of the shares until January 15th of the year following such director’s termination of services as director.

On June 3, 2014 the Director Compensation Plan was amended (the “Amended Director Compensation Plan”), and pursuant to the terms of the Amended Director Compensation Plan, the directors of the Company were granted an aggregate of 47,945 shares of restricted common stock.  The aggregate of 40,398 unvested shares were forfeited by two directors who did not retain seats on the board.  The directors who received grants elected to defer receipt of shares until January 15th of the year following such director’s termination of services as a director.

On June 30, 2014, pursuant to the terms of the Amended Director Compensation Plan, the directors (both former and continuing) were granted an aggregate of 41,164 shares of restricted stock.  The directors who received grants elected to defer receipt of shares until January 15th of the year following such director’s termination of services as a director.

These grants were made in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended and/or the “no-sale” theory.

For additional information, reference is made to Note 6 of the Condensed Financial Statements.

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

101
The following materials from Direct Insite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013, (ii) Condensed Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited), (iii) Condensed Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (Unaudited), (iv) and Notes to Condensed Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.

/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer	August 12, 2014

/s/ Lowell M. Rush
Lowell M. Rush, Chief Financial Officer	August 12, 2014