Form 10-Q
period 2014-09-30
DIRECT INSITE CORP
filed 2014-11-12
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of November 5, 2014, there were 12,766,178 shares of the registrant’s Common Stock outstanding.

DIRECT INSITE CORP.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Information

DIRECT INSITE CORP.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$933	$1,371
Accounts receivable	1,971	1,522
Prepaid expenses and other current assets	383	368
Deferred tax assets – current	318	318
Total current assets	3,605	3,579
Property and equipment, net	993	852
Deferred tax assets	874	874
Other assets	250	257
Total assets	$5,722	$5,562

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,508	$1,402
Current portion of capital lease obligations	45	187
Deferred rent	46	23
Deferred revenue	2	--
Total current liabilities	1,601	1,612
Capital lease obligations, net of current portion	16	36
Total liabilities	1,617	1,648

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,743,649 and 12,687,921 shares issued and 12,703,722 and 12,647,994 shares outstanding in 2014 and 2013, respectively	1	1
Additional paid-in capital	116,118	115,982
Accumulated deficit	(111,686)	(111,741)
Common stock in treasury, at cost; 24,371 shares in 2014 and 2013	(328)	(328)
Total stockholders’ equity	4,105	3,914
Total liabilities and stockholders’ equity	$5,722	$5,562

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except share data)

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Recurring	$1,618	$1,779	$4,872	$5,708
Non-recurring	436	299	1,297	1,248
Total revenues	2,054	2,078	6,169	6,956
Operating costs and expenses:
Operations, research and development	846	943	2,596	2,921
General and administrative	589	546	1,795	1,721
Sales and marketing	423	522	1,467	1,755
Amortization and depreciation	83	103	249	302
Total operating costs and expenses	1,941	2,114	6,107	6,699
Operating income (loss)	113	(36)	62	257
Other income (expense), net	(1)	40	(7)	26
Income before provision for income taxes	112	4	55	283
Provision for income taxes	–	–	–	–
Net income	$112	$4	$55	$283

Basic income per share attributable to common stockholders	$0.01	$0.00	$0.00	$0.02

Diluted income per share attributable to common stockholders	$0.01	$0.00	$0.00	$0.02

Basic weighted average common stock outstanding	12,658	12,535	12,640	12,492

Diluted weighted average common stock outstanding	12,658	12,794	12,668	12,597

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)

	For the nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net income	$55	$283
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	249	302
Stock-based compensation expense	136	133
Deferred rent expense	23	1
Gain on sale of property and equipment	--	(8)
Changes in operating assets and liabilities:
Accounts receivable	(449)	197
Prepaid expenses and other current assets	(8)	(100)
Accounts payable and accrued expenses	106	198
Deferred revenue	2	(41)
Total adjustments	59	682
Net cash provided by operating activities	114	965

Cash flows from investing activities:
Purchases of property and equipment	(18)	(110)
Capitalization of internally developed software	(372)	(194)
Proceeds from the sale of property and equipment	--	8
Net cash used in investing activities	(390)	(296)

Cash flows from financing activities:
Repayment of capital lease obligations	(162)	(156)
Repayment of long-term debt	--	(32)
Net cash used in financing activities	(162)	(188)

Net increase (decrease) in cash and cash equivalents	(438)	481
Cash and cash equivalents – beginning	1,371	1,098
Cash and cash equivalents – ending	$933	$1,579

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$15
Cash paid for income taxes	$--	$1

Schedule of non-cash investing and financing activities:
Common stock issued for payment of liability	$--	$20
Equipment acquired by capital lease	$--	$57

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

As described in Note 9, the Company has two major customers that accounted for 77.5% and 74.2% of the Company’s revenue for the three months ended September 30, 2014 and 2013, respectively, and 76.6% and 78.0% of the Company’s revenue for the nine months ended September 30, 2014 and 2013, respectively.  Loss of either of these customers would have a material effect on the Company.

In February 2013, the Company was notified by one of these two major customers, that one of its customers, comprising 11.0% of the Company’s revenues for the nine months ended September 30, 2013, terminated its contract effective March 31, 2013. The Company did not record any revenue from this client after June 30, 2013.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed interim financial statements include the accounts of Direct Insite. The condensed balance sheet as of September 30, 2014, the condensed statements of operations for the three and nine months ended September 30, 2014 and 2013 and the condensed statements of cash flows for the nine months ended September 30, 2014 and 2013 have not been audited.  These unaudited, condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The December 31, 2013 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  These interim condensed financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Internally Developed Software

The Company is in the process of developing a next generation version of its accounts receivable platform. It is being designed for one of the Company’s clients and will be available to all order-to-cash process customers. According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company capitalizes the costs associated with the application development stage of a project. The Company will start amortizing capitalized costs when the software is ready for use and placed in service. The capitalized costs will be amortized on a straight-line basis over the estimated five year useful life of the software.

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

The computation of diluted weighted average common shares outstanding used in the calculation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Weighted average shares outstanding-basic	12,658	12,535	12,640	12,492
Stock Options	--	218	19	75
Restricted stock grants	--	41	9	30
Weighted average shares outstanding-diluted	12,658	12,794	12,668	12,597

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine months ended September 30, 2014 and 2013, consists of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Options to purchase common stock	564	91	466	91
Unvested stock grants	67	–	31	–
Potential anti-dilutive common shares	631	91	497	91

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 - Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by the Federal Depository Insurance Corporation at September 30, 2014 and December 31, 2013.

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

Note 3 – Property and Equipment

Property and equipment (with their respective useful lives) consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	2014	2013
Computer equipment and purchased software (3 years)	$1,372	$1,361
Internally developed software not yet placed in service (5 years)	806	433
Furniture and fixtures and leasehold improvements (5 – 7 years)	152	146
	2,330	1,940
Less: accumulated depreciation and amortization	(1,337)	(1,088)
Property and equipment, net	$993	$852

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2014 and 2013 was approximately $83,000 and $103,000, respectively.

Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2014 and 2013 was approximately $249,000 and $302,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	2014	2013
Trade accounts payable	$180	$324
Sales taxes payable	539	539
Accrued directors’ fees	443	377
Other accrued expenses	346	162
Total accounts payable and accrued expenses	$1,508	$1,402

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 – Debt

Capital Lease Obligations

The Company has equipment under six capital lease obligations expiring at various times through June 2016.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

The implied interest rates related to these capital leases range from 0.0% to 9.0%. The gross book value and the net book value of the related assets are approximately $646,000 and $122,000, respectively, as of September 30, 2014, and $646,000 and $241,000, respectively, as of December 31, 2013.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock, of which none were issued and outstanding as of September 30, 2014 and December 31, 2013.

Common Stock, Options and Stock Grants

Nine Months Ended September 30, 2014

During the nine months ended September 30, 2014, 55,728 shares of restricted common stock with an aggregate grant date fair value of approximately $53,000 vested. In connection with the reduction of the size of the board from seven to five directors and the ensuing restructuring of board compensation, members of the Board of Directors forfeited 40,398 shares of unvested restricted stock grants. The restructured board compensation approved by the Board of Directors provides that each non-Executive member of the Board would receive equal amounts: (i) $25,000 of the Company’s common stock annually at the beginning of each year, vesting over a two year period, and (ii) $10,000 in cash to be paid 25% each quarter in arrears and which may be converted into common stock in accordance with the terms of the Directors Deferred Compensation Plan. During the nine months ended September 30, 2014, the Company granted 114,058 shares of restricted common stock with a grant date fair value of approximately $115,000.  During the nine months ended September 30, 2014, the Company granted, to an employee of the Company, options to acquire 10,000 shares of common stock with an exercise price of $1.50 exercisable over a term of five years from the date of grant.  The options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The Company estimated the grant date fair value of the stock options using the Black-Scholes option model and the following assumptions: volatility of 95%, risk free rate of 0.8%, dividend rate of zero, and expected term of 3.75 years. The grant date fair value of the stock options issued was determined to be approximately $7,500.  During the nine months ended September 30, 2014, the Company recognized approximately $83,000 of expenses related to the vesting of outstanding stock options.

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

Stock incentive Plans

The Company has granted options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans.  Options generally vest over three to four years and expire five years from the date of the grant. On June 3, 2014, the Company’s stockholders approved the adoption of the 2014 Stock Incentive Plan (the “2014 Plan”).  The 2014 Plan replaces the 2004 Stock Option/Stock Issuance Plan which expired on August 20, 2014.  The 2014 Plan provides for the grant of non-qualified stock options, incentive stock options, and stock appreciation rights, shares of restricted stock, stock units and shares of unrestricted stock.  Eligible participants include officers, employees and directors.  The aggregate number of shares authorized for issuance under the 2014 Plan is 1,200,000, and is subject to adjustment as described in the 2014 Plan.  There are 354,687 shares available for issue under the 2014 plan. Awards that expire or are cancelled without delivery of shares general become available for issuance under the plans.

The following is a summary of stock option activity for nine months ended September 30, 2014, relating to all of the Company’s common stock plans:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	800	$1.31	3.77	$-
Granted	10	$1.50	4.53	$-
Forfeited	(170)	$1.42		$-
Expired	(76)	$1.18
Outstanding at September 30, 2014	564	$1.30	2.96	$-
Exercisable at September 30, 2014	211	$1.16	2.35	$-

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Stock incentive Plans (continued)

The following table summarizes stock option information as of September 30, 2014:

		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Term	(in thousands)
$1.15	347	2.4 years	184
$1.20	27	1.7 years	27
$1.50	90	4.5 years	–
$1.65	100	4.1 years	–
Total	564	3.0 years	211

As of September 30, 2014, there was approximately $230,000 of unrecognized compensation costs related to stock options outstanding.

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of September 30, 2014 and changes during the nine months ended September 30, 2014 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2014	49	$0.82
Granted	114	$1.01
Forfeited	(40)	$1.07
Vested	(56)	$0.94
Non-vested at September 30, 2014	67	$0.89

The future expected expense for non-vested shares is approximately $59,000 and will be recognized as expense through December 31, 2015.

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”) which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of September 30, 2014 and December 31, 2013.

The Company has identified its federal tax return and its state tax returns in Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2010 through 2013, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three and nine months ended September 30, 2014 and 2013.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Income Taxes (continued)

Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

As of September 30, 2014, the Company has federal and state net operating loss carry forwards (“NOLs”) of approximately $26 million and $27 million respectively, which may be available to reduce future taxable income, if any.  Remaining federal and state net operating loss carry forwards expire from 2019 through 2033.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2013, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control as such applies to Section 382.  However, if it is determined that a change in control has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could eliminate a substantial portion of the future income tax benefits of the NOLs.  The NOL carry forward as of September 30, 2014 included approximately $1,193,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

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

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 – Major Customers

Two customers, HP Enterprise Services (“HP”) and International Business Machines Corp. (“IBM”) accounted for a significant portion of the Company’s revenues for the respective three and nine month periods ended September 30, 2014 and 2013 as follows:

	For the three months ended		For the nine months ended
	2014	2013	2014	2013
HP Customer A	0%	0.0%	0%	11.0%
HP Customer B	14.8%	14.5%	14.5%	13.4%
HP Customer C	11.9%	11.7%	14.3%	12.3%
HP Customer D	6.5%	11.6%	8.5%	10.3%
Total HP	33.2%	37.8%	37.3%	47.0%
IBM	44.3%	36.4%	39.3%	31.0%
Total major customers	77.5%	74.2%	76.6%	78.0%
Others	22.5%	25.8%	23.4%	22.0%
Total	100.0%	100.0%	100.0%	100.0%

As of September 30, 2014 and December 31, 2013, HP and IBM accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	September 30, 2014	December 31, 2013
HP	$846	$519
IBM	642	505
Total	$1,488	$1,024

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

Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including more than 100 countries, in 35 languages and multiple currencies. Direct Insite processes more than $160 billion in invoice value annually on behalf of our clients.  Direct Insite processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents, making them accessible on-line with an internet self-service portal.  Suppliers, customers, and internal departments, such as Finance and Accounting or Customer Service users, can easily access their business documents.

Our revenue comes from (i) recurring, on-going services that are billed monthly; and (ii) non-recurring, professional services derived from the configuration of our software platform.

HP Enterprise Services (“HP”) accounted for approximately 33.2% and 37.8% of revenue for the three months ended September 30, 2014 and 2013, respectively, and approximately 37.3% and 47.0% of revenue for the nine months ended September 30, 2014 and 2013, respectively. In the third quarter, we had three principal contracts with HP providing e-invoicing services.  These contracts have terms ranging from one to five years.  The contracts may be terminated on ninety days advance written notice.  In February 2013, the Company was notified by HP, that one of its customers, representing 11.0% of the Company’s revenues for the nine months ended September 30, 2013, was terminating its contract effective March 31, 2013.  As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 24, 2013, the Company determined that despite its efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to sunset its use of the application. As such, the Company did not record any revenue from this client after June 30, 2013.

International Business Machines, Inc. (“IBM”), representing approximately 44.3% and 36.4%, of revenue for the three months ended September 30, 2014 and 2013, respectively, and approximately 39.3% and 31.0%, of revenue for the nine months ended September 30, 2014 and 2013, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  On October 28th 2013 one of these contracts was extended for a three year period, through December 31, 2016, and is renewable annually thereafter. The other contract was renewed for a one-year period and is renewable annually. The contracts may be terminated on ninety days advance written notice.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following is a summary of operating results for the three months ended September 30, 2014 and 2013 (in thousands):

	2014	2013	Increase (Decrease)
Revenues:
Recurring	$1,618	$1,779	$(161)	(9.1)%
Non-recurring	436	299	137	45.8%
Total revenues	2,054	2,078	(24)	(1.2)%

Operating costs and expenses:
Operations, research and development	846	943	(97)	(10.3)%
General and administrative	589	546	43	7.9%
Sales and marketing	423	522	(99)	(19.0)%
Amortization and depreciation	83	103	(20)	(19.4)%
Total operating costs and expenses	1,941	2,114	(173)	(8.2)%

Operating income (loss)	113	(36)	149	100%+

Other income (expense) net	(1)	40	(41)	(100)%+

Net income	$112	$4	$108	100%+

Revenues

For the three months ended September 30, 2014, revenue decreased by $24,000, or 1.2%, to $2,054,000 from $2,078,000 for the comparable prior year period.  Recurring revenue decreased by $161,000, or 9.1%, to $1,618,000 for the three months ended September 30, 2014, from $1,779,000 for the comparable prior year period. This was primarily due to a customer that divided its operations, and suspended our service in one of the divisions. Non-recurring revenue increased by $137,000, or 45.8%, to $436,000 for the three months ended September 30, 2014 from $299,000 for the comparable prior year period primarily due to the timing of client-requested modifications to our software platform and increased charges for the facilitation of scanning services.

Operating Costs and Expenses

Costs of operations, research and development decreased by approximately $97,000, or 10.3%, to $846,000 for the three months ended September 30, 2014 from $943,000 for the comparable prior year period. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The decrease was primarily due to lower consulting fees for outsourced development.

General and administrative costs increased by approximately $43,000, or 7.9%, to $589,000 for the three months ended September 30, 2014 from $546,000 for the comparable prior year period, primarily due to professional fees related to the Company’s Payment Card Industry and Statement on Standards for Attestation Engagements-16 (SSAE-16) (reporting on controls at a service organization) certifications.

Sales and marketing costs decreased by approximately $99,000, or 19.0%, to $423,000 for the three months ended September 30, 2014 from $522,000 for the comparable prior year period, primarily due to a headcount-related decrease in compensation expense of $102,000 and lower trade show sponsorships, partially offset by higher consulting and professional fees.

Amortization and depreciation decreased by approximately $20,000, or 19.4%, to $83,000 for the three months ended September 30, 2014 from $103,000 for the comparable prior year period as the depreciable fixed assets remained virtually the same as last year, while some of the older assets became fully depreciated during that time.

Operating Income (Loss)

Operating income increased by $149,000, to $113,000, for the three months ended September 30, 2014, compared to a $36,000 loss for the comparable prior year period, due to the aforementioned decrease in operating costs and expenses.

Other Income (Expense), net

We reported other expense of approximately $1,000 for the three months ended September 30, 2014 compared to other income of $40,000 for the comparable prior year period.

Net Income

Net income increased by approximately $108,000, to $112,000, for the three months ended September 30, 2014, compared to net income of $4,000 for the comparable prior year period, due to the increase in operating income.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following is a summary of operating results for the nine months ended September 30, 2014 and 2013 (in thousands):

	2014	2013	Increase (Decrease)
Revenues:
Recurring	$4,872	$5,708	$(836)	(14.6)%
Non-recurring	1,297	1,248	49	3.9%
Total revenues	6,169	6,956	(787)	(11.3)%

Operating costs and expenses:
Operations, research and development	2,596	2,921	(325)	(11.1)%
General and administrative	1,795	1,721	74	4.3%
Sales and marketing	1,467	1,755	(288)	(16.4)%
Amortization and depreciation	249	302	(53)	(17.5)%
Total operating costs and expenses	6,107	6,699	(592)	(8.8)%

Operating income	62	257	(195)	(75.8)%

Other income (expense), net	(7)	26	(33)	(100)%+

Net income	$55	$283	$(228)	(80.0)%

Revenues

For the nine months ended September 30, 2014, total revenue decreased by $787,000, or 11.3%, to $6,169,000 from $6,956,000 for the comparable prior year period.  Recurring revenue decreased by $836,000, or 14.6%, to $4,872,000 for the nine months ended September 30, 2014, from $5,708,000 for the comparable prior year period.  This was primarily due to the aforementioned HP customer terminating its contract effective June 30, 2013 and the customer that divided its operations, and suspended our service in one of those divisions.  Non-recurring revenue increased by $49,000, or 3.9%, to $1,297,000 for the nine months ended September 30, 2014 from $1,248,000 for the comparable prior year period primarily due increased charges for the facilitation of scanning services, partially offset by the non-recurrence of engineering of large prior year customer-requested modifications.

Operating Costs and Expenses

Costs of operations, research, and development decreased by approximately $325,000, or 11.1%, to $2,596,000 for the nine months ended September 30, 2014 from $2,921,000 for the comparable prior year period.  These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The decrease was primarily due to reduced salary expense resulting from lower headcount and a decrease in subcontractor usage, partially offset by higher cloud license and service costs and scanning charges.

General and administrative costs increased by approximately $74,000, or 4.3%, to $1,795,000 for the nine months ended September 30, 2014 from $1,721,000 for the comparable prior year period, primarily due to legal fees related to the Company’s proxy and Stock Incentive Plan, and to professional fees related to the Company’s Payment Card Industry and SSAE-16 certifications, partially offset by reduced travel and entertainment expenses.

Sales and marketing costs decreased by approximately $288,000, or 16.4%, to $1,467,000 for the nine months ended September 30, 2014 from $1,755,000 for the comparable prior year period, primarily due to a headcount-related decrease in compensation expense of $315,000 and a decrease in travel and entertainment costs, partially offset by an increase in consulting fees.

Amortization and depreciation decreased by approximately $53,000, or 17.5%, to $249,000 for the nine months ended September 30, 2014 from $302,000 for the comparable prior year period due to lower depreciation expense that is associated with less new depreciable capital expenditures over the past nine months.

Operating Income

Operating income decreased by approximately $195,000, or 75.8%, to $62,000 for the nine months ended September 30, 2014, compared to operating income of $257,000 for the comparable prior year period, due to the aforementioned decrease in revenues, partially offset by the aforementioned decrease in operating costs and expenses.

Other Income (Expense), net

We reported other expense of approximately $7,000 for the nine months ended September 30, 2014 compared to other income of $26,000 for the comparable prior year period.

Net Income

Net income for the nine months ended September 30, 2014 decreased by approximately $228,000, or 80.0%, to $55,000 for the nine months ended September 30, 2014, compared to net income of $283,000 for the comparable prior year period.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2014, we had total stockholders’ equity of approximately $4,105,000, working capital of $2,004,000 and an accumulated deficit of $111,686,000.  Our cash decreased by $438,000 during the nine months ended September 30, 2014, to $933,000 of cash on hand as of September 30, 2014.

Our primary sources for liquidity come from existing cash on hand and cash generated from operations.  We believe we have sufficient liquidity available to fund our operations for the next twelve months.

During the nine months ended September 30, 2014, cash provided by operations was $114,000, compared to cash provided by operating activities of $965,000 for the comparable prior year period.  The decrease in cash provided from operations is primarily due to lower profitability and the timing of payments from our customers.

Cash used in investing activities for the nine months ended September 30, 2014 was $390,000, primarily due to capitalization of internally developed software.  Cash used in investing activities for the nine months ended September 30, 2013 was due to expenditures for new equipment of $110,000 and the capitalization of internally developed software.

Cash used in financing activities totaled $162,000 and $188,000 for the nine months ended September 30, 2014 and 2013, respectively, reflecting payments on equipment notes and capital leases, primarily using cash provided by operations.

OUR CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in the audited financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2014.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2014, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 30, 2014, pursuant to the terms of the Amended Director Compensation Plan, the directors of the Company (both former and continuing) other than Mr. Lisiak elected to receive shares of common stock in lieu of cash director fee and thus were granted an aggregate of 41,164 shares of restricted common stock on such date.  The directors who received grants elected to defer receipt of shares until January 15th of the year following such director’s termination of services as a director.

On September 30, 2014, pursuant to the terms of the Amended Director Compensation Plan, the directors of the Company other than Mr. Lisiak elected to receive shares of common stock in lieu of cash director fees and thus were granted an aggregate of 15,000 shares of restricted common stock on such date.  The directors who received grants elected to defer receipt of the shares until January 15th of the year following such director’s termination of services as a director.

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

101
The following materials from Direct Insite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013, (ii) Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited), (iii) Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited), (iv) and Notes to Condensed Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.

/s/ Matthew E. Oakes
Matthew E. Oakes, Chairman and Chief Executive Officer	November 12, 2014

/s/ Lowell M. Rush
Lowell M. Rush, Chief Financial Officer	November 12, 2014