Form 10-K
period 2014-12-31
DIRECT INSITE CORP
filed 2015-03-25
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number: 0-20660

DIRECT INSITE CORP.
(Exact name of registrant as specified in its charter)

Delaware	11-2895590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 East Broward Boulevard, Suite 1550 Fort Lauderdale, Florida	33394
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (631) 873-2900

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001	OTC – QB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,599,517.

As of March 15, 2015, there were 12,656,329 shares of the registrant’s Common Stock outstanding.

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

Our Business

Direct Insite™ operates as a software as a service provider (“SaaS”) that provides a powerful unified working capital management platform for Order-to-Cash and Procure-to-Pay processes that facilitate over $160 billion worth of transactions annually between more than 375,000 companies worldwide.

The flagship component of Direct Insite’s unified working capital management platform is PAYBOX™, an Order-to-Cash process that provides an innovative receivables automation solution which combines electronic invoicing, online approvals and adjustments, Payment Card Industry (“PCI”)-compliant electronic payments, and integration with any legacy accounting, enterprise resource planning (“ERP”) or lockbox system.  PAYBOX™ is primarily sold through banks to corporate users of their treasury management and lockbox services.  Banks and corporations use PAYBOX™ to reduce Days Sales Outstanding, lower costs, and improve straight-through accounts receivables (“AR”) posting.

Direct Insite’s unified working capital management platform also provides a powerful component that transforms Procure-to-Pay processes.  The component delivers end-to-end capabilities for supplier registration, invoice capture, electronic invoicing, workflow, electronic payments, discount management, spend management, and business intelligence.  The platform is uniquely suited for financial shared services environments.

Direct Insite’s clients include IBM, Siemens, Hewlett Packard Enterprise Services, B/E Aerospace, Saint Gobain, Carlson, and one of the largest financial institutions in the world.

Our revenue comes from (i) recurring, on-going services that are billed monthly; and (ii) non-recurring, professional services derived from the configuration of our software platform.

HP Enterprise Services (“HP”) accounted for approximately 38%, 45% and 49% of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We currently have three principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated by either party on ninety days advance written notice.  In February 2013, we were notified by HP that one of its clients (which represented a fourth contract), representing approximately 9% of our revenue for the year ended December 31, 2013, was terminating its contract with HP effective March 31, 2013. As disclosed in our Current Report on Form 8-K filed with the SEC on July 24, 2013, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to sunset its use of our services.  As such, we did not record revenue from this client after June 30, 2013.

International Business Machines, Inc. (“IBM”), representing approximately 38%, 32% and 33% of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  One of these contracts was extended for a three-year period, through December 31, 2016, and is renewable annually thereafter.  The other contract was renewed through December 31, 2015, and is renewable annually thereafter.  The contracts may be terminated by either party with ninety days advance written notice.

PRODUCTS AND SERVICES

Direct Insite provides a unified working capital management platform for Order-to-Cash and Procure-to-Pay processes.

Order-to-Cash: PAYBOX™

Direct Insite’s flagship solution is a working capital management platform, called PAYBOX.  PAYBOX combines capabilities for: e-invoicing, online approvals and adjustments, electronic payments, and integration with ERP, AR, and lockbox systems.

In November 2014, Direct Insite successfully launched PAYBOX for a global bank client.  The bank is using PAYBOX to provide white-label accounts receivable automation to a leading consumer goods provider.  The bank is now marketing PAYBOX to its treasury management client base.

PAYBOX’s end-to-end approach to order-to-cash helps businesses accelerate Days Sales Outstanding (“DSO”), reduce receivables costs, improve straight-through AR posting, and increase visibility into financial information.

Direct Insite’s PAYBOX is a modular, “Reverse Lockbox” solution that integrates with legacy ERP, AR, lockbox (including remote deposit capture and mobile capture solutions) or treasury systems to provide a building block for an integrated receivables strategy.

PAYBOX streamlines receivables processes end-to-end by combining:

•	Invoice Presentment: Enables billers to present invoices in any format required by payers, including electronic invoicing, invoice network integration, and print. Payers access electronic invoices via a password-protected mailbox on the PAYBOX portal.

•	Online Adjustments & Approvals: Replicates a payer’s workflow to allow for online review, adjustment, and approval of invoices. Payers also can attach supplemental information (such as images of damaged items) for disputes, and manage credits. Billers receive real-time updates on adjusted invoices.

•	Electronic Payments: Enables payers to control the amount they pay, the payment type, and the settlement date. Payers can upload discount schedules and set rules for how payments are made. PAYBOX is PCI-compliant and supports most payment types.

•	Integration: Provides a remittance file for reconciliation and posting. PAYBOX is ERP-agnostic, and Direct Insite is an SAP-Certified Business Partner. Additionally, the PAYBOX platform was developed to coexist with legacy lockbox processing platforms.

•	Downstream Financing: Facilitates dynamic discount and supply chain financing.

Direct Insite rounds out its PAYBOX offering with a third-party print/mail partnership to manage the paper-to-electronic transition all firms face.

PAYBOX is delivered exclusively as an SaaS offering.

Although corporations can purchase PAYBOX directly from Direct Insite, we primarily sell PAYBOX through banks as a white-labeled solution.  The flexibility of PAYBOX helps banks accelerate their integrated receivables strategy.  A bank could, for example, use PAYBOX as an e-invoicing and electronic payments solution for commercial clients, while interfacing with wholesale lockbox to offer an integrated receivables solution later on.

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

Supplier Electronic Invoice Submission

Suppliers are able to submit their invoices via electronic formats and/or adapters, including web form entry, supplier networks, spreadsheet upload, and ERP adapters such as Oracle, SAP, Great Plains, or legacy billing systems.  Suppliers can also perform a purchase order ‘flip’ function where customer orders can be used to automatically generate preliminary bills for review and release for payment.

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

The successful launch of PAYBOX in 2014 created a solid partnership with Direct Insite’s global bank client.  As a result of such partnership, we expect PAYBOX will be introduced to the global bank client’s existing and potential customers in the future.

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

We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage.  As of December 31, 2014, our research and development group consisted of 14 employees.  Further, when needed, we retain the services of independent professional consultants.  We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position.  For the years ended December 31, 2014, 2013 and 2012, research and development expenses were approximately $1,738,000, $2,283,000 and $2,440,000, respectively.  An additional $474,000 and $433,000 was accounted for as capitalized software in 2014 and 2013, respectively.  We believe that continued investments in research and development are required in order to remain competitive.

COMPETITION

We believe our competitors may provide some or all of the services we provide to the marketplace.  Our competitors offer some of the various components or functions in Accounts Receivable Automation, Accounts Payable Automation and Payments Processing.  Our primary competitors include Ariba, Inc., Basware Corporation, Billtrust, Bottomline Technologies, Concentric Cloud Solutions, LLC, Direct Commerce Inc., Genpact Limited, Taulia Inc., and Tradeshift Inc., among others.

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

EMPLOYEES

We had 38 employees, of whom 34 were full-time, all in the United States, including 28 in production, development and technical support (24 full-time), 2 in sales and marketing, 2 in technical sales support and post-sales management, and 6 in corporate finance and administration.  Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel.  We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.

INTELLECTUAL PROPERTY

We rely on proprietary knowledge and employ various methods, including confidentiality agreements, to protect our software code, concepts, ideas and documentation of our proprietary technology. We own a copyright for Invoices on-Line (IOL), and trademarks for Direct Insite™ and PAYBOX™.

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

At December 31, 2014, our principal executive office was located at 500 East Broward Boulevard, Suite 1550, Fort Lauderdale, Florida 33394.  Our telephone number is (631) 873-2900.  Our website is www.directinsite.com.  The information on, or that can be accessed through, our website is not incorporated by reference into this annual report and should not be considered to be a part of this annual report.

Item 1A.	RISK FACTORS

Not Applicable.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.	DESCRIPTION OF PROPERTIES

As of December 31, 2014, we maintained leased facilities in the locations listed below:

Description	Location	Square Footage	Lease Term	Annual Rental Cost
Corporate office	Ft. Lauderdale, FL	5,806	03/01/13 – 08/31/18	$179,000
Co-location facility	Miami, FL	Note 1	12/01/13 – 11/30/15	$172,724
Co-location facility	Amsterdam, Netherlands	Note 2	11/1/14 – 10/31/18	$129,120

Note 1.  The co-location facility in Miami, Florida provides rack space for our computer equipment and the rental is not based on square footage used.

Note 2.  The Amsterdam data center is utilized for enterprise cloud services and no physical property is allocated.

Item 3.	LEGAL PROCEEDINGS

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

(a) Market Information

Our common stock is traded on the OTC QB under the symbol “DIRI”.  The following table sets forth the high and low closing prices for our common stock by the quarters indicated:

	Closing Stock Price
	High	Low
Year ended December 31, 2014:
1st Quarter	$1.50	$1.15
2nd Quarter	$1.25	$0.53
3rd Quarter	$0.70	$0.49
4th Quarter	$0.86	$0.47

Year ended December 31, 2013:
1st Quarter	$1.00	$0.76
2nd Quarter	$1.37	$0.93
3rd Quarter	$1.80	$1.16
4th Quarter	$1.72	$1.15

(b)            As of March 15, 2015 there were 2,514 stockholders of record of our common stock.
(c)            In 2014 and 2013, the Company paid no dividends to stockholders.  Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions.  It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

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

Direct Insite operates as a SaaS provider, providing best practice financial supply chain automation and workflow efficiencies within the Order-to-Cash and Procure-to-Pay processes.  Specifically, Direct Insite’s global e-invoice management services automate complex manual business processes such as e-invoice presentment, online approval and dispute handling, order matching, consolidation, and e-payment processing in a business-to-business transaction based “fee for services” business model.

Through the automation and workflow of Order-to-Cash and Procure-to-Pay processes and the presentation of invoices, orders, and attachment data via a self-service portal, Direct Insite is helping our customers reduce manual invoice-to-order reconciliation costs, reduce the frequency of inquiries and disputes, reduce days’ sales outstanding, improve cash flow, increase competitiveness, and improve customer satisfaction.

Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including more than 100 countries, in 35 currencies and 17 languages. Direct Insite processes more than $160 billion in invoice value annually on behalf of our clients.  Direct Insite processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents, making them accessible on-line with an internet self-service portal.  Suppliers, customers, and internal departments, such as Finance and Accounting or Customer Service users, can easily access their business documents.  For more than ten years, Direct Insite has built a track record in automating some of the most demanding financial environments, including the global shared services environments for some of the world's largest companies.

HP accounted for approximately 38% and 45% of our revenue for the years ended December 31, 2014 and 2013, respectively. We currently have three principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated by either party with ninety days advance written notice.  In February 2013, we were notified by HP that one of its clients (which represented a fourth contract), representing approximately 9% of our revenue for the year ended December 31, 2013, was terminating its contract with HP pursuant to which the Company provided services to such client, effective March 31, 2013.  As disclosed in our Current Report on Form 8-K filed with the SEC on July 24, 2013, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to sunset its use of our services. As such, we did not record revenue from this client after June 30, 2013.

IBM, representing approximately 38% and 32% of our revenue for the years ended December 31, 2014 and 2013, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  On October 28, 2013, one of these contracts was extended for a three-year period, through December 31, 2016, and is renewable annually thereafter.  The other contract was renewed for a one-year period through December 31, 2015 and is renewable annually thereafter.  These contracts may be terminated on ninety days advance written notice.

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

Revenue Recognition

We record revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and SEC Staff Accounting Bulletin Topic 13, Revenue Recognition in Financial Statements.  Revenue is recognized when it is both earned and realizable, that is, when the following criteria are met:

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

The fair value of the Company’s common stock options are estimated using the Black Scholes-Merton option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate, and the expected life.  We calculate the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility.  The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.

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

Impairment of Long-Lived Assets

ASC 360, Plant, Property, and Equipment  requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  We account for our long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment.  It is our policy to review the value assigned to the Company’s long lived assets, to determine if they have been permanently impaired by adverse conditions whenever events or circumstances indicate the related carrying amount may not be recoverable.  If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.

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

Capitalization of Internally Developed Software

In November 2014, we released the first phase of PAYBOX™, a next generation version of our accounts receivable platform.  It was designed for a global bank client and will be available to all Order-to-Cash process customers. According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, we are able to capitalize the costs associated with the application development stage of a project. We started amortizing capitalized costs of this first phase when the software was ready for use and placed in service in November 2014. The capitalized costs are being amortized on a straight-line basis over the estimated five year useful life of the software.  In the future, we will continue to capitalize costs incurred while developing the remainder of the platform.

RESULTS OF OPERATIONS

The following is a summary of our operating results for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013	Increase (Decrease)
Revenues:
Recurring	$6,515	$7,426	$(911)	(12.3)%
Non-recurring	1,780	1,555	225	14.5%
Total revenues	8,295	8,981	(686)	(7.6)%

Operating costs and expenses:
Operations, research and development	3,456	3,626	(170)	(4.7)%
Sales and marketing	1,889	2,360	(471)	(20.0)%
General and administrative	2,499	2,451	48	2.0%
Amortization and depreciation	327	394	(67)	(17.0)%
Total operating costs and expenses	8,171	8,831	(660)	(7.5)%

Operating income	124	150	(26)	(17.3)%
Other income (expense)	(10)	18	(28)	(155.6)%

Income before provision for (benefit from) income taxes	114	168	(54)	(32.1)%
Provision for (benefit from) income taxes	8	4	4	100.0%

Net income	$106	$164	$(58)	(35.4)%

Revenues

For the year ended December 31, 2014, revenue decreased $686,000, or 7.6%, to $8,295,000 compared to $8,981,000 in 2013.  Recurring revenue decreased $911,000, or 12.3%, to $6,515,000 in 2014 from $7,426,000 in 2013.  This was primarily due to the aforementioned HP customer terminating its contract effective June 30, 2013 and a customer that divided its operations and suspended our service in one of those divisions.  Non-recurring revenue increased by $225,000, or 14.5%, to $1,780,000 in 2014 from $1,555,000 in 2013 primarily due to increased charges for the facilitation of scanning services, which was partially offset by the non-recurrence of large prior year customer-requested modifications.

Operating Costs and Expenses

Costs of operations, research and development decreased by $170,000, or 4.7%, to $3,456,000 for the year ended December 31, 2014 compared to $3,626,000 in 2013.  These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The decrease was primarily due to reduced salary expense resulting from lower headcount and a decrease in subcontractor usage, partially offset by higher cloud license and service costs and scanning charges.

Sales and marketing costs decreased by approximately $471,000, or 20.0%, to $1,889,000 for the year ended December 31, 2014 from $2,360,000 for the comparable prior year period, primarily due to a headcount-related decrease in compensation expense of $562,000 and a decrease in travel and entertainment costs, partially offset by an increase in consulting fees.

General and administrative costs increased by $48,000, or 2.0%, to $2,499,000 for the year ended December 31, 2014, compared to $2,451,000 in 2013, primarily due to legal fees related to the Company’s proxy and Stock Incentive Plan, and to professional fees related to the Company’s Payment Card Industry and SSAE-16 certifications, partially offset by reduced travel and entertainment expenses.

Amortization and depreciation expense decreased by $67,000, or 17.0%, to $327,000 for the year ended December 31, 2014 compared to $394,000 in 2013, primarily due to fewer new equipment purchases in 2014 as compared to 2013, and existing assets that became fully depreciated during 2014.

Operating Income

For the year ended December 31, 2014, we had operating income of $124,000, compared to operating income of $150,000 for the year ended December 31, 2013, a decrease of $26,000.  The decrease reflects the decrease in revenue offset by savings in operating expenses.

Other Income (Expense)

Other expense, net for the year ended December 31, 2014, was $10,000 compared to other income, net of $18,000 in 2013, a decrease of $28,000.

Net Income

For the year ended December 31, 2014, we had net income of $106,000 compared to net income of $164,000 for the year ended December 31, 2013, a decrease of $58,000.  The decrease in net income for 2014 compared to 2013 is primarily due to: (i) the decrease in operating income; (ii) an increase in the provision for income taxes, and (iii) a decrease in other income.

Financial Condition and Liquidity

As of December 31, 2014, the Company had total stockholders’ equity of $4,199,000, working capital of $1,983,000 and an accumulated deficit of $111,635,000. The Company’s cash decreased by $500,000 during the year ended December 31, 2014, to $871,000 on hand as of December 31, 2014, while accounts receivable increased by $885,000 to $2,407,000.

Cash provided by operating activities for the year ended December 31, 2014 was $182,000, and consisted of: (i) net income of $106,000; (ii) non-cash charges for amortization and depreciation of $327,000; (iii) non-cash stock-based compensation expense of $179,000; (iv) an increase in accounts payable and accrued liabilities of $389,000; and (v) an increase in accounts receivable of $885,000, partially offset by an increase in deferred revenue of $52,000 and an increase in deferred rent expense of $21,000.

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

Cash used in investing activities was $495,000 and $546,000 for the years ended December 31, 2014 and 2013, respectively, due to capitalization of internally developed software in both years, and expenditures for new equipment in 2013.

Cash used in financing activities for the year ended December 31, 2014, was $187,000, reflecting payments on capital leases. Cash used in financing activities totaled $246,000 for the year ended December 31, 2013, reflecting payments on capital leases of $32,000 and long-term debt of $214,000.

As a result of these operating, investing and financing activities, cash decreased by $500,000 to $871,000 at December 31, 2014, compared to a cash increase of $273,000 to $1,371,000 at December 31, 2013.

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

The Company does not have any material commitments to capital expenditures.

Net Operating Loss Carry Forwards

At December 31, 2014, the Company had federal and state net operating loss carry-forwards (“NOLs”) remaining of approximately $25 million and $20 million, respectively, which may be available to reduce federal and state taxable income, if any.  These NOLs will expire through 2034.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon an ownership change of a company.  During 2014, we performed an evaluation as to whether an ownership change had taken place.  We believe that there has been no ownership change as such term is defined in Section 382.  If it is determined that an ownership change has taken place, utilization of the NOLs will be subject to limitations in future periods, which could eliminate a substantial portion of the future income tax benefits of the NOLs.

During 2014, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded it is more likely than not that approximately $1,195,000 of tax benefits relating to NOLs will be utilized.  Accordingly, the company recorded a tax benefit in the amount of $3,000 during the year ended December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). The term disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment and those criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of March 15, 2015, the names, ages and positions of the directors, executive officers and key employees of the Company are as follows:

			Director
Name	Age	Position	Since
Matthew E. Oakes	52	Chairman of the Board of Directors, Chief Executive Officer and President	2011
James A. Cannavino(1)	70	Director	2000
Paul Lisiak(1)(2)	41	Director	2012
Thomas C. Lund(3)	71	Director	2011
John J. Murabito(1)	59	Director	2011
Lowell Rush	58	Chief Financial Officer, Secretary and Treasurer

(1) Member of the Audit Committee

(2) Member of the Governance and Nominating Committee

(3) Member of the Compensation Committee

Matthew E. Oakes was appointed Chairman of the Board of Directors on June 3, 2014.  He has held the position of Chief Executive Officer since May 25, 2011 and has served as President since March 2009.  He previously held the position of Executive Vice President and Chief Operating Officer from August 2006, and Executive Vice President – Client Services since November of 2002.  Prior to joining the Company, Mr. Oakes served for three years as the Chief Operating Officer for Direct Media Networks a New York based e-commerce and technology company.  He held executive positions in Westinghouse Communities Inc. including Managing Director of Operations.  Mr. Oakes received a Juris Doctorate of Law from Nova Southeastern University and a Bachelor’s Degree in Business from Cornell University.  Prior to attending Cornell University, he served with the United States Marine Corps in the Special Operations Group of the 3rd Marine Division and as a Marine Drill Instructor at the Marine Corp Recruit Depot, Paris Island, South Carolina.  As President and Chief Executive Officer, Mr. Oakes brings to the Board an intimate knowledge of the Company’s business and a management perspective.  Mr. Oakes has shaped the corporate vision of Direct Insite and is focused on driving strategic business growth for the Company. He leads the organization in the development and execution of all business processes and operations, and drives constant improvement initiatives to ensure complete client satisfaction.

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

Paul Lisiak has been a director since May 2012 and is the Managing Partner of Metropolitan Equity Partners, which employs a special situation investment strategy with a particular focus on financial services.  Prior thereto, he was a member of the Global High Yield team at Lazard Asset Management.  Mr. Lisiak received a BA in Economics from the University of Pennsylvania.  He currently serves as a board member of Next Level Finance Partners, Metropolitan Merchant Capital and Creditmax Holdings and is the chairman of Reed Energy.  Mr. Lisiak brings to our Board experience in finance and management oversight, as well as the perspective of the Company’s largest outside stockholder, whom he represents.

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

John J. Murabito has been a director since May 2011 and served as Chairman of the Board from May 2011 to May 2012.  From November 2001 through February 2011, Mr. Murabito was Chief Executive Officer of Hapoalim Securities USA, Inc. and its predecessor companies, including Investec (US) Inc., an affiliate of the Investec Group, an international banking group.  In his role as Chief Executive Officer of Investec (US) Inc., Mr. Murabito oversaw a firm with approximately 1,000 employees and $1 billion of assets.  Mr. Murabito successfully restructured the company’s US operations, including the acquisition and disposition of businesses, to enhance stockholder value.  Mr. Murabito was a Managing Director in Information Technology at the National Securities Clearing Corporation and served as deputy Chief Information Officer for this essential US securities industry clearing utility.  Previously, Mr. Murabito was a general partner in the investment advisor Weiss Peck & Greer responsible for information technology and portfolio administration.  Mr. Murabito spent ten years with the investment bank Dillon Read & Company, including as Chief Information Officer.  Mr. Murabito earned a Masters of Business Administration from the Wharton School at the University of Pennsylvania.  Mr. Murabito’s nearly thirty years of experience with investment banking and operations bring to the Board strong and effective knowledge of corporate governance, executive management and finance.

Executive Officer

Lowell Rush joined Direct Insite as acting Chief Financial Officer in October 2013, and was appointed its Chief Financial Officer, Secretary and Treasurer in December 2013.   Prior to joining the Company, Mr. Rush held positions as Chief Operating Officer of Cosmetic Dermatology, Inc. from 2011 to 2013, Vice President / Chief Financial Officer of Bijoux Terner from 2008 to 2010, and Chief Financial Officer of Little Switzerland, Inc. from 2006 to 2008, in addition to various financial management roles at Sunglass Hut International, Burger King Corp. and Knight-Ridder.   He began his career with Big Four firms Ernst & Young and Deloitte & Touche. Mr. Rush is a Certified Public Accountant with a Bachelor of Science degree in Accounting from the State University of New York at Buffalo, and holds an Executive Masters of Business Administration degree in International Business from the University of Miami. Mr. Rush has more than 35 years of experience, primarily in financial management and operational development.  He is experienced in strategic planning and implementation, SEC compliance and reporting, cost reduction and avoidance, and corporate development.  He plays a key role in leading Direct Insite's financial organization as the company continues to execute upon its growth strategy and explore new strategic opportunities.

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

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has determined that each Director who serves on the Audit Committee is independent, as that term is defined by NASDAQ Listing Rule 5605(a)(2).  From January 1, 2014 to December 31, 2014, the Audit Committee consisted of John Murabito, Paul Lisiak, and James Cannavino.  The Board has determined that Messrs. Murabito, who currently serves as Chairman of the Audit Committee, Lisiak and Cannavino each qualify as an Audit Committee financial expert, as that term is defined in applicable regulations of the SEC.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation with respect to the Principal Executive Officer (“PEO”) and Chief Financial Officer as of December 31, 2014.

Summary Compensation Table
		Salary	Bonus	Options Awards	All Other Compen- sation	TOTAL
Name	Years	($)	($)	($)(1)	($)(2)	($)
Matthew E. Oakes President, Chief Executive Officer, Chairman of the Board (PEO)(3)	2014	$295,000	$75,000	$–	$31,750	$401,750
	2013	$275,000	$50,000	$–	$28,750	$353,750

Lowell M. Rush Chief Financial Officer(4)	2014	$196,000	$40,000	$–	$–	$236,000
	2013	$7,708	$5,000	$51,200	$36,720	$100,628

1.	This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. See assumptions used in determining the fair value in Note 6 to the financial statements.
2.	All other compensation includes the following for each of the executives:
-	Mr. Oakes: In 2014, the amount was for a corporate apartment valued at $31,750. In 2013, the amount was for a corporate apartment valued at $28,750.
-	Mr. Rush: In 2013, the amount was for consulting fees of $36,720 received by Mr. Rush for compensation for his services as Acting Chief Financial Officer of the Company for the period October 4, 2013 through December 19, 2013, when Mr. Rush was appointed Chief Financial Officer of the Company.
3.	Mr. Oakes was appointed Chairman of the Board on June 3, 2014, Chief Executive Officer on May 25, 2011 and President on March 18, 2009. Mr. Oakes does not receive compensation for his service as a Director of the Company.
4.	Mr. Rush was appointed Chief Financial Officer, Secretary and Treasurer on December 19, 2013.

Employment Agreements

On May 29, 2013, the Company entered into an Employment Agreement (the “Employment Agreement”), with Matthew E. Oakes, the Company’s President and Chief Executive Officer.  The Employment Agreement superseded Mr. Oakes’ previous employment agreement with the Company and extended Mr. Oakes’ term as President and Chief Executive Officer of the Company to December 31, 2015. On February 20, 2015, the Employment Agreement was superseded by a new employment agreement (the “New Employment Agreement”) with Mr. Oakes, which has a term through December 31, 2017.   The New Employment Agreement provides for a base salary of $24,583 per month and annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and EBIT targets.  The New Employment Agreement also provides for reimbursement of all out-of-pocket expenses reasonably incurred by him in the performance of his duties thereunder and certain severance benefits in the event of termination prior to the expiration date.  If Mr. Oakes is terminated without cause or resigns from employment for “good reason” (as defined within the New Employment Agreement), he would receive one-year of base salary and COBRA coverage at our expense for the number of months he receives severance payments.  Also included is that the Company will continue to make lease payments on the corporate apartment located in Ft. Lauderdale, Florida and utilized by Mr. Oakes, through December 31, 2017.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for the named executives as of December 31, 2014:

	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable		Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Matthew E. Oakes	120,000	90,000	(1)	--	$1.15	01/01/2017
Lowell Rush	20,000	60,000	(2)	--	$1.50	12/19/2018

(1)	7,500 vest each month from February 1, 2015 through January 1, 2016.
(2)	These options vest over a four-year period: (i) 20,000 vesting on December 19, 2014, and (ii) 1,667 vesting each month over 36 months beginning on January 19, 2015.

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

The Company has two plans under which stock options are currently outstanding: the 2003-A Stock Option/Stock Issuance Plan and the 2004 Stock Option/Stock Issuance Plan.  Both of these plans have expired and no future grants may be issued.  On June 3, 2014, the stockholders approved the 2014 Option/Stock Issuance Plan for 1,200,000 shares.  This plan expires in ten years.  Both options and stock may be granted under this plan.  The 2014 Plan continues the general purpose of the 2004 Plan.

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

The following table summarizes certain information concerning each of the plans.

Plan	Expiration	Original Number of Shares	Options Granted, Net of Forfeitures During 2014	Options Outstanding at December 31, 2014	Restricted Stock Granted and Unissued	Shares Available for Grant at December 31, 2014
2003-A Plan	April 1, 2013	975,000	—	210,000	—	—
2004 Plan	August 20, 2014	1,200,000	—	338,999	—	—
2014 Plan	June 3, 2024	1,200,000	—	—	114,243	1,085,757

Directors Compensation

The following table provides the compensation earned by our non-employee Directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Philip Summe (1)	--	$4,000	$13,000	$17,000
James A. Cannavino (2)	--	$19,000	$13,000	$32,000
Paul Lisiak (3)	$22,000	$19,000	$--	$41,000
Thomas C. Lund (4)	--	$19,000	$16,000	$35,000
John J. Murabito (5)	--	$19,000	$19,000	$38,000
Craig W. Thomas (6)	--	$2,000	$13,000	$15,000

Footnotes
(1)	Mr. Summe was Chairman of the Board of Directors from January 1, 2014 to June 3, 2014.
(2)	Mr. Cannavino has been a Director since 2000 and a member of the Audit Committee from May 25, 2011 through December 31, 2014. As of December 31, 2014, Mr. Cannavino had 170,749 shares of deferred and non-issued stock.
(3)	Mr. Lisiak has been a Director, member of the Audit Committee, and Chairman of the Governance and Nominating Committee since May 21, 2012. As of December 31, 2014, Mr. Lisiak had 104,356 shares of deferred and non-issued stock.
(4)	Mr. Lund was a Director and member of the Compensation Committee since May 25, 2011. As of December 31, 2014, Mr. Lund had 139,237 shares of deferred and non-issued stock.
(5)	Mr. Murabito has been a Director and member of the Governance and Nominating Committee since May 25, 2011. Mr. Murabito has been Chairman of the Audit Committee since May 21, 2012. As of December 31, 2014, Mr. Murabito had 188,165 shares of deferred and non-issued stock.
(6)	Mr. Thomas was a Director, Chairman of the Compensation Committee and member of the Audit Committee from January 1, 2014 to May 30, 2014.

Narrative Disclosure to Director Compensation Table

Effective June 3, 2014, the compensation of the Directors, other than the Chairman of the Board, includes an annual fee of $10,000 payable in cash.  In lieu of cash, a Director may elect to receive stock, distributed quarterly in arrears, with the number of shares distributed each quarter determined by dividing $2,500 by the average closing price in the last five trading days of each respective quarter.  At the beginning of each calendar year, Directors additionally receive $25,000 in restricted stock vesting daily over two years, with the number of shares equal to $25,000 divided by the average closing price of the stock in the five prior trading days to year-end.  The Chairman of the Board is not compensated.

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

The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of February 25, 2015, (i) each person known by the Company to beneficially own more than 5% of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of the Company’s executive officers and directors and (iii) all of the Company’s executive officers and directors as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power:

Name of Beneficial Owner (1)	Amount of Common Stock Beneficially Owned	Rights to Acquire Beneficial Ownership Through Exercise of Options and Warrants Within 60 Days	Total Beneficially Owned as % of Outstanding Shares
Metropolitan Venture Partners II, L.P. (2)	1,782,703	–	13.6%
S.A.V.E. Partners III LLC (3)	803,048	–	6.1%
James Cannavino (4)	2,560,839	2,815	19.5%
John J. Murabito (5)	331,543	2,815	2.5%
Paul Lisiak (6)	1,890,436	2,815	14.4%
Thomas C. Lund (7)	970,746	2,815	7.4%
Matthew Oakes	404,993	166,250	4.3%
Lowell M. Rush	-	25,000	*
All Officers and Directors as a Group (8 persons)	6,158,557	202,510	48.1%
* = Less than 1%

Footnotes
(1)	Unless otherwise indicated, the address of all Beneficial Owners is c/o Direct Insite, Inc., 500 East Broward Boulevard, Suite 1550, Fort Lauderdale, FL 33394.
(2)	The address of Metropolitan Venture Partners II, L.P. is 70 East 55th Street, 15th Floor, New York, NY 10022. Amount includes 214,211 shares owned by Metropolitan MEIH19, LP.
(3)	The address of S.A.V.E. Partners III LLC is 535 Fifth Avenue, 30th Floor, New York, NY 10017.
(4)	Includes 174,127 shares of restricted stock that have fully vested but not been issued and 2,815 shares of restricted stock that are expected to vest within 60 days.
(5)	Includes 191,543 shares of restricted stock that have fully vested but not been issued and 2,815 shares of restricted stock that are expected to vest within 60 days.
(6)	Includes 1,782,703 shares of common stock held by Metropolitan Venture Partners II, L.P., 104,355 shares of restricted stock that have fully vested but not been issued and 2,815 shares of restricted stock that are expected to vest within 60 days. Mr. Lisiak serves as Managing Partner of Metropolitan Equity Partners, LLC, the manager of the general partner of Metropolitan Venture Partners II, L.P. Does not include the 299,576 shares of common stock held by Metropolitan Venture Partners, L.P. of which Mr. Lisiak is a limited partner. In addition, Mr. Lisiak is one the members of the board of directors of the general partner of Metropolitan Venture Partners, L.P.
(7)	Includes 142,615 shares of restricted stock that have fully vested but not been issued, and 2,815 shares of restricted stock that are expected to vest within 60 days.

The following table sets forth certain information as of December 31, 2014, for all compensation plans (a description of which can be found under Item 11 of this report), including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price Per Share of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	548,999	$1.30	1,085,757

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following is a summary of the aggregate fees for professional services rendered to us by Marcum LLP, our independent auditors, for the fiscal years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees (1)	$139,000	$130,000
Audit Related Fees	–	–
Tax Fees (2)	$12,000	$12,000
All Other Fees (3)	$35,000	–

(1)	Audit Fees in 2014 and 2013 consisted of aggregate fees billed and to be billed for professional services rendered for the audit of our annual financial statements, review of the interim financial statements included in quarterly reports, and consents issued in connection with registration statements or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees in 2014 and 2013 consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning, including fees related to the preparation of federal and state income tax returns.
(3)	Other Fees in 2014 consisted of the aggregate fees billed for professional services rendered for the examination of controls and issuance of an SSAE 16 Type II report related to the Company’s global electronic invoice management system.

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

10.15	Employment Agreement effective January 1, 2015 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 24, 2015).

10.16	Office Lease Agreement between the Company and CTA Partners, L.P., dated October 24, 2012 (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 26, 2013).

10.17
Agreement, dated October 28, 2013, by and between the Company and International Business Machines Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 20, 2013).

23.1	Consent of Marcum LLP.

31.1	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

Exhibit Number	Description

101
Financial Statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2014 and 2013; (ii) Statements of Operations for the years ended December 31, 2014 and 2013; (iii) Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013; and (iv) Statements of Cash Flows for the years ended December 31, 2014 and 2013.*

Footnotes
(1)	Filed with Form S‑1, Registration Statement of the Company Reg. No 3‑47322 and incorporated herein by reference.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25 day of March, 2015.

DIRECT INSITE CORP.

By:	/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2015:

/s/ Matthew E. Oakes	President, Chief Executive Officer and
Matthew E. Oakes	Chairman of the Board of Directors

/s/ Lowell Rush	Chief Financial Officer, Secretary and Treasurer
Lowell Rush	(Principal Financial Officer and Principal Accounting Officer)

/s/ James A. Cannavino	Director
James A. Cannavino

/s/ Paul Lisiak	Director
Paul Lisiak

/s/ Thomas C. Lund	Director
Thomas C. Lund

/s/ John J. Murabito	Director
John J. Murabito

DIRECT INSITE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of Direct Insite Corp.

We have audited the accompanying balance sheets of Direct Insite Corp. (the “Company”) as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Direct Insite Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
Fort Lauderdale, FL
March 25, 2015

DIRECT INSITE CORP.
BALANCE SHEETS
(in thousands, except share data)
DECEMBER 31, 2014 AND 2013

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$871	$1,371
Accounts receivable	2,407	1,522
Prepaid expenses and other current assets	383	368
Deferred tax assets – current	234	318
Total current assets	3,895	3,579
Property and equipment, net	1,020	852
Deferred tax assets	961	874
Other assets	244	257
Total assets	$6,120	$5,562

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,789	$1,402
Current portion of capital lease obligations	27	187
Deferred rent	44	23
Deferred revenue	52	–
Total current liabilities	1,912	1,612
Capital lease obligations, net of current portion	9	36
Total liabilities	1,921	1,648

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,759,870 and 12,687,921 shares issued and 12,719,943 and 12,647,994 shares outstanding in 2014 and 2013, respectively	1	1
Additional paid-in capital	116,161	115,982
Accumulated deficit	(111,635)	(111,741)
Common stock in treasury, at cost; 24,371 shares in 2014 and 2013	(328)	(328)
Total stockholders’ equity	4,199	3,914
Total liabilities and stockholders’ equity	$6,120	$5,562

See notes to financial statements.

DIRECT INSITE CORP.
STATEMENTS OF INCOME
(in thousands except per share data)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Revenues:
Recurring	$6,515	$7,426
Non-recurring	1,780	1,555
Total revenues	8,295	8,981
Operating costs and expenses:
Operations, research and development	3,456	3,626
Sales and marketing	1,889	2,360
General and administrative	2,499	2,451
Amortization and depreciation	327	394
Total operating costs and expenses	8,171	8,831
Operating income	124	150
Other income (expense)	(10)	18
Income before provision for income taxes	114	168
Provision for income taxes	8	4
Net income	$106	$164

Basic income per share attributable to common stockholders	$0.01	$0.01

Diluted income per share attributable to common stockholders	$0.01	$0.01

Basic weighted average common shares outstanding	12,649	12,519

Diluted weighted average common shares outstanding	12,670	12,635

See notes to financial statements.

 DIRECT INSITE CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance January 1, 2013	12,468	$1	$115,773	$(111,905)	$(328)	$3,541
Issuance of common stock in settlement of accrued directors’ fees	21	–	20	–	–	20
Common stock issued on cashless exercise of options	50	–	–	–	–	–
Employee stock based compensation expense	–	–	109	–	–	109
Common stock issued or issuable for directors’ fees	109	–	80	–	–	80
Net income	–	–	–	164	–	164
Balance December 31, 2013	12,648	1	115,982	(111,741)	(328)	3,914

Employee stock based compensation expense	–	–	112	–	–	112
Common stock issued or issuable for directors’ fees	72	–	67	–	–	67
Net income	–	–	–	106	–	106

Balance December 31, 2014	12,720	$1	$116,161	$(111,635)	$(328)	$4,199

See notes to financial statements.

DIRECT INSITE CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands)

	2014	2013
Cash flows from operating activities:
Net income	$106	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	327	394
Deferred taxes	(3)	(18)
Stock-based compensation expense	179	189
Deferred rent expense	21	1
Gain on sale of property and equipment	-	(8)
Changes in operating assets and liabilities:
Accounts receivable	(885)	167
Prepaid expenses and other current assets	(4)	9
Accounts payable and accrued expenses	389	208
Deferred revenue	52	(41)
Total adjustments	76	901
Net cash provided by operating activities	182	1,065

Cash flows from investing activities:
Purchases of property and equipment	(21)	(121)
Capitalization of internally developed software	(474)	(433)
Proceeds from the sale of property and equipment	-	8
Net cash used in investing activities	(495)	(546)

Cash flows from financing activities:
Repayment of long-term debt	-	(32)
Repayment of capital lease obligations	(187)	(214)
Net cash used in financing activities	(187)	(246)

Net increase (decrease) in cash and cash equivalents	(500)	273
Cash and cash equivalents – beginning	1,371	1,098
Cash and cash equivalents – ending	$871	$1,371

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$19
Cash paid for income taxes	$3	$21

Schedule of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued directors’ fees	$-	$20
Equipment acquired by capital lease	$-	$77

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

Throughout the year, the Company operated redundant data centers in Miami, Florida, and Santa Clara, California. Commencing in November 2014, the Company operated an additional data center in Amsterdam, Netherlands.

As described in Note 9, the Company has two major customers (one of which has separate contracts with multiple companies) that accounted for 75.8% and 77.4% of the Company’s revenue for the years ended December 31, 2014 and 2013, respectively.  Loss of either of these customers, or any of the separate contracts under a main customer, could have a material effect on the Company.

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

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Cost of Revenue

Cost of revenue in the statements of income is included in operations, research and development costs and exclusive of amortization and depreciation which is shown separately.  Professional Service costs related to uncompleted milestones are deferred and included in other current assets, when applicable.  The Company expenses research and development costs as incurred except for costs in connection with the internally developed software, which are capitalized during the application development stage.  For the years ended December 31, 2014 and 2013, research and development expenses were approximately $1,738,000 and $2,283,000, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the terms of the respective leases or the service lives of the related assets, whichever is shorter.

Capital lease assets are amortized over the shorter of the lease term or the service life of the related assets.

Internally Developed Software

In November 2014, the Company released the first phase of PAYBOX™, a next generation version of its accounts receivable platform.  It was designed for a global bank client and will be available to all order-to-cash process customers.  According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company capitalizes the costs associated with the application development stage of a project. The Company started amortizing these capitalized costs of this first phase when the software was ready for use and placed in service in November 2014.  These capitalized costs are being amortized on a straight-line basis over the estimated five year useful life of the software.  As additional functionality is added, costs incurred are capitalized in accordance with ASC 350-40.

Impairment of Long-Lived Assets

ASC 360, Property, Plant and Equipment (“ASC 360”) requires management judgment regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  The Company accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment.  It is the Company’s policy to review the value assigned to its long lived assets, to determine if they have been permanently impaired by adverse conditions whenever events or circumstances indicate the related carrying amount may not be recoverable.  If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.  In order to test for recoverability, the Company would compare the sum of an undiscounted cash flow projection from the related long-lived assets to the net carrying amount of such assets.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets (continued)

Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2014 and 2013.

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

The computation of basic and diluted earnings per share is as follows:

For the year ended December 31, 2014 (in thousands, except per share amounts)

	Net Income Numerator	Shares Denominator	Per Share Amount
Basic Earnings Per Share
Net income attributable to common stockholders	$106	12,649	$0.01
Effect of Dilutive Securities
Options	–	14
Restricted stock	–	7
Diluted Earnings Per Share	$106	12,670	$0.01

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

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

	Year Ended December 31,
Anti-Dilutive Potential Common Shares	2014	2013
Options to purchase common stock	487	333
Unvested stock grants	36	–

Total Anti-Dilutive Potential Common Shares	523	333

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  Management performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information.  Collections and payments from customers are continuously monitored.  While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.  At December 31, 2014 and 2013, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

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

Fair Value of Financial Instruments

The carrying value of the Company’s accounts receivable and accounts payable approximates their fair value due to the short-term maturity of such instruments.  The carrying value of capital lease obligations approximate their fair value because the terms of these instruments approximate prevailing market rates.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2014.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 9.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance will be effective beginning in fiscal year 2017 and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its audited financial statements or notes thereto, as well as, which transition method it intends to use.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the financial statements.

Note 3 – Property and Equipment

Property and equipment consist of the following as of December 31, 2014 and 2013:

	2014	2013
Computer equipment and purchased software (3 years)	$1,372	$1,361
Internally developed software either placed or not yet placed in service (5 years)	907	433
Furniture and fixtures and leasehold improvements (5 – 7 years)	156	146
	2,435	1,940
Less: accumulated depreciation and amortization	(1,415)	(1,088)
Property and equipment, net	$1,020	$852

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2014 and 2013 was approximately $327,000 and $394,000, respectively.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Trade accounts payable	$355	$324
Sales taxes payable	539	539
Accrued directors’ fees	453	377
Other accrued expenses	442	162
Total Accounts Payable and Accrued Expenses	$1,789	$1,402

Note 5 – Debt

Capital Lease Obligations

The Company has equipment under two capital lease obligations expiring at various times through June 2016.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

At December 31, 2014, future minimum payments under these capital leases are:

Year Ending December 31,	Amount (in thousands)

2015	$29
2016	9
Total minimum lease payments	38
Less: amounts representing interest	(2)
Net minimum lease payments	36
Current portion	27
Long-term portion	$9

The implied annual interest rates related to these capital leases range from 7.4% to 8.9%. As of December 31, 2014, the gross book value and the net book value of the related assets included in property and equipment is approximately $646,000 and $94,000, respectively.    Amortization of assets under capital leases is included in depreciation expense.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity

Preferred Stock

The Company has 2,000,000 authorized preferred shares of which none were issued and outstanding at December 31, 2014 and 2013.

Common Stock, Options and Stock Grants

Year Ended December 31, 2014

During the year ended December 31, 2014, 114,058 restricted common shares were granted to Directors with an aggregate grant date fair value of approximately $115,000.  During the year ended December 31, 2014, approximately 71,950 restricted common shares with an aggregate grant date fair value of approximately $66,872 vested and 40,398 restricted common shares with an aggregate grant date fair value of approximately $43,332 were forfeited.

During the year ended December 31, 2014, the Company granted, to an employee of the Company, an option to acquire 10,000 shares of common stock with an exercise price of $1.50, exercisable over a term of five years from the date of grant. The options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The grant date fair value of the stock options issued was determined to be approximately $7,500.  During the year ended December 31, 2014, the Company recognized approximately $112,000 of expense related to the vesting of outstanding stock options.  For the year ended December 31, 2014, options to acquire 97,157 shares of common stock with a weighted average exercise price of $1.18 expired unexercised, and options to acquire 163,878 shares of common stock with a weighted average exercise price of $1.43 were forfeited.

Year Ended December 31, 2013

During the year ended December 31, 2013, 98,000 restricted common shares were granted with an aggregate grant date fair value of approximately $80,000.  During the year ended December 31, 2013, approximately 109,000 restricted common shares with an aggregate grant date fair value of approximately $80,000 vested.

During the year ended December 31, 2013, the Company issued 55,181 shares of restricted common stock with a grant date fair value of approximately $42,000, pursuant to the Company’s Directors’ Deferred Compensation Plan dated January 1, 2008 (the “Directors’ Deferred Compensation Plan”), to a former director for past services.  20,595 of the 55,181 shares of restricted common stock were issued to settle approximately $20,000 of accrued directors’ fees recorded on the Company’s balance sheet.

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

Stock Option Plans

The Company has granted options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans.  Options generally vest over three to four years and expire five years from the date of the grant.  On June 3, 2014, the Company’s stockholders approved the adoption of the 2014 Stock Incentive Plan (the “2014 Plan”).  The 2014 Plan replaces the 2004 Stock Option/Stock Issuance Plan which expired on August 20, 2014.  The 2014 Plan provides for the grant of non-qualified stock options, incentive stock options, and stock appreciation rights, shares of restricted stock, stock units and shares of unrestricted stock.  Eligible participants include officers, employees and directors.  The aggregate number of shares authorized for issuance under the 2014 Plan is 1,200,000, and is subject to adjustment as described in the 2014 Plan.  There are 1,085,757 shares available for issue under the 2014 plan.  Awards that expire or are cancelled without delivery of shares general become available for issuance under the plans.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity (continued)

Stock Option Plans (continued)

The following is a summary of stock option activity for the year ended December 31, 2014, relating to all of the Company’s common stock plans (share amounts are in thousands):

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	800	$1.31	3.77	$57
Granted	10	$1.50	--	$--
Expired	(97)	$1.18	--	$--
Forfeited	(164)	$1.43	--	$--
Outstanding at December 31, 2014	549	$1.30	2.72	$--
Exercisable at December 31, 2014	274	$1.23	2.41	$--

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the following weighted-average assumptions for the years ended December 31, 2014 and 2013:

	2014	2013
Expected term	3.75 years	3.75 years
Expected volatility	95%	91% - 97%
Expected dividend yield	--	--
Risk-free interest rate	0.8%	0.6% - 0.8%

The following table summarizes stock option information as of December 31, 2014:

Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life	Options Exercisable (in thousands)
$1.15	335	2.15 years	201
$1.20	24	1.48 years	24
$1.50	90	4.00 years	20
$1.65	100	3.79 years	29
Total	549	2.72 years	274

As of December 31, 2014, there was approximately $197,000 of unrecognized compensation costs related to stock options outstanding that will be recognized as expense over a weighted average period of 2.92 years.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity (continued)

Restricted Stock Grant

A summary of activity related to the Company’s non-vested stock grants for the year ended December 31, 2014 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2014	49	$0.82
Granted	114	$1.01
Vested	(72)	$0.93
Forfeited	(40)	$1.07
Non-Vested at December 31, 2014	51	$0.89

The future expected expense for non-vested shares is approximately $45,000 and will be recognized on a straight-line basis over the period from January 1, 2015 through December 31, 2015.

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of December 31, 2014 and 2013.

The Company has identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined in ASC 740, Income Taxes.   Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2011 through 2014, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the years ended December 31, 2014 and 2013.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 7 – Income Taxes (continued)

The following table summarizes components of the provision for (benefit from) current and deferred income taxes for the years ended December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Current
Federal	$0	$0
State and other	11	22

Total Current	11	22

Deferred
Federal	(2)	(15)
State and other	(1)	(3)

Total Deferred	(3)	(18)

Provision for Income Taxes	$8	$4

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2014 and 2013:

	2014	2013

U.S. Federal Statutory Tax Rate	34.0%	34.0%
Permanent items	14.0%	13.0%
State taxes	4.0%	5.0%
Other	(1.0)%	0.0%
Decrease in valuation allowance	(44.0)%	(50.0)%

Totals	7.0%	2.0%

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 7 – Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(in thousands)
Deferred Tax Assets
Net operating loss carryforwards	$9,583	$9,670
Tax credit carryforwards	347	347
Fixed and intangible assets	(17)	43
Deferred revenue	20	0
Value of stock options and stock compensation	380	338
Deferred rent	17	9
Capital loss carryforward	517	517
Accruals	172	142
	11,019	11,066
Valuation Allowance	(9,824)	(9,874)

Deferred Tax Assets, Net	$1,195	$1,192

The change in the valuation allowance for deferred tax assets for the years ended December 31, 2014 and 2013 are summarized as follows:

	2014	2013

Beginning Balance	$9,874	$9,957
Change in Allowance	(50)	(83)

Ending Balance	$9,824	$9,874

At December 31, 2014, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $25 million and $20 million, respectively, which may be available to reduce taxable income, if any.  None of the federal NOLs expired in 2014 and 2013, respectively.  The remaining federal and state net operating loss carryforwards expire from 2019 through 2034.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon an ownership change of a company.  During 2014, the Company performed an evaluation as to whether an ownership change had taken place.  Management believes that there has been no ownership change as such applies to Section 382.  However, if it is determined that an ownership change has taken place, either historically or in the future, utilization of its NOLs will be subject to limitations, which could eliminate a substantial portion of the future income tax benefits of the NOLs.  The NOL carryforward as of December 31, 2014 included approximately $1,193,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 7 – Income Taxes (continued)

During 2014, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded it is more likely than not that approximately $1,195,000 of tax benefits relating to NOLs will be utilized.  Accordingly, the Company recorded a tax benefit in the amount of $3,000 during the year ended December 31, 2014, reflecting the change from December 31, 2013.

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

At December 31, 2014, the future minimum lease payments under operating leases are summarized as follows:

Year Ending December 31,	Amount

2015	$658,000
2016	244,000
2017	247,000
2018	186,000
Total	$1,335,000

Rent expense approximated $552,000 and $558,000 for the years ended December 31, 2014 and 2013, respectively.

Employment Agreements

The Company had an employment agreement with Mr. Oakes for a term effective June 1, 2013 through December 31, 2015.  On February 20, 2015, Mr. Oakes’ employment agreement was superseded by a new employment agreement extending the term through December 31, 2017.  The agreement provides for a base salary of $24,583 per month, discretionary and annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and earnings before interest and taxes (“EBIT”) targets.  The agreement also provides for reimbursement of all out-of-pocket expenses reasonably incurred by him in the performance of his duties hereunder and certain severance benefits in the event of termination prior to the expiration date.  If  Mr. Oakes is terminated without cause or resigns from employment for “good reason” (as defined within Mr. Oakes’ employment agreement), he would receive one year of base salary and COBRA coverage at the Company’s expense.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies (continued)

Employment Agreements (continued)

The Company shall continue to make lease payments on the corporate apartment located in Ft. Lauderdale, Florida and utilized by Mr. Oakes through the date of termination of such lease on December 31, 2017.

Note 9 – Major Customers

Two customers, HP Enterprise Services (“HP”) and International Business Machines Corp. (“IBM”), accounted for a significant portion of the Company’s revenues as follows:

	% of Total Revenues Year Ended December 31,
	2014	2013
HP Customer A	0.0%	8.5%
HP Customer B	15.4	13.8
HP Customer C	14.2	12.2
HP Customer D	8.1	10.6
Total HP	37.7%	45.1%
IBM	38.1	32.3
Total Major Customers	75.8%	77.4%
Others	24.2	22.6
Total	100.0%	100.0%

HP Customer A terminated its contract with HP pursuant to which the Company provided services to such client.  As such, no revenue was recorded from this client after June 30, 2013.

As of December 31, 2014 and 2013, HP and IBM accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	December 31,
	2014	2013
Total HP	$1,037	$519
IBM	784	505
Total	$1,821	$1,024

Note 10 – Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.