Form 10-Q
period 2015-03-31
DIRECT INSITE CORP
filed 2015-05-13
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

As of May 6, 2015, there were 12,869,309 shares of the registrant’s Common Stock outstanding.

DIRECT INSITE CORP.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

DIRECT INSITE CORP.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,343	$871
Accounts receivable	1,921	2,407
Prepaid expenses and other current assets	413	383
Deferred tax assets – current	234	234

Total current assets	3,911	3,895

Property and equipment, net	977	1,020
Deferred tax assets	961	961
Other assets	231	244

Total assets	$6,080	$6,120

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,553	$1,789
Current portion of capital lease obligations	29	27
Deferred rent	43	44
Deferred revenue	21	52

Total current liabilities	1,646	1,912

Capital lease obligations, net of current portion	2	9

Total liabilities	1,648	1,921

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,898,488 and 12,759,870 shares issued and 12,858,561 and 12,719,943 shares outstanding in 2015 and 2014, respectively	1	1
Additional paid-in capital	116,314	116,161
Accumulated deficit	(111,555)	(111,635)
Common stock in treasury, at cost; 24,371 shares in 2015 and 2014	(328)	(328)

Total stockholders’ equity	4,432	4,199

Total liabilities and stockholders’ equity	$6,080	$6,120

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	For the three months ended
	March 31, 2015	March 31, 2014
Revenues:
Recurring	$1,707	$1,618
Non-recurring	353	352

Total revenues	2,060	1,970

Operating costs and expenses:
Operations, research and development	893	900
General and administrative	617	592
Sales and marketing	385	474
Amortization and depreciation	80	83

Total operating costs and expenses	1,975	2,049

Operating income (loss)	85	(79)

Other expense, net	1	4

Income (loss) before provision for income taxes	84	(83)
Provision for income taxes	4	3

Net income (loss)	$80	$(86)

Basic income (loss) per share attributable to common stockholders	$0.01	$(0.01)

Diluted income (loss) per share attributable to common stockholders	$0.01	$(0.01)

Basic weighted average common stock outstanding	12,792	12,622

Diluted weighted average common stock outstanding	12,802	12,622

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)

	For the three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net income (loss)	$80	$(86)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Amortization and depreciation	80	83
Stock-based compensation expense	50	44
Deferred rent expense	(1)	8

Changes in operating assets and liabilities:
Accounts receivable	486	(290)
Prepaid expenses and other current assets	(15)	58
Accounts payable and accrued expenses	(135)	(67)
Deferred revenue	(31)	88

Total adjustments	434	(76)

Net cash provided by (used in) operating activities	514	(162)

Cash flows from investing activities:
Expenditures for property and equipment	--	(3)
Capitalization of internally developed software	(37)	(167)

Net cash used in investing activities	(37)	(170)

Cash flows used in financing activities:
Repayment of capital lease obligations	(5)	(55)

Net increase (decrease) increase in cash and cash equivalents	472	(387)
Cash and cash equivalents – beginning	871	1,371

Cash and cash equivalents – ending	$1,343	$984

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$2
Cash paid for income taxes	$-	$3

Issuance of common stock in settlement of accrued directors’ fees	$103	$-

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

Throughout the year, the Company operated redundant data centers in Miami, Florida, and Amsterdam, Netherlands.

As described in Note 9, the Company has two major customers that accounted for 71.3% and 72.2% of the Company’s revenue for the three months ended March 31, 2015 and 2014, respectively.  Loss of either of these customers would have a material effect on the Company.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed interim financial statements include the accounts of Direct Insite. The condensed balance sheet as of March 31, 2015, and the statements of operations and cash flows for the three months ended March 31, 2015 and 2014 have not been audited.  These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to quarterly report on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The December 31, 2014 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  These interim condensed financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three months ended March 31, 2015, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2015.

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

Internally Developed Software

The Company released the first phase of PAYBOX™, a next generation version of its accounts receivable platform in November 2014.  It was designed for a global bank and is available to all Order-to-Cash process customers.  According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company is able to capitalize the costs associated with the application development stage of a project.  The Company started amortizing capitalized costs when the software was ready for use and placed in service in November 2014.  The capitalized costs are being amortized on a straight-line basis over the estimated five year useful life of the software.  As additional functionality is added, costs incurred are capitalized in accordance with ASC 350-40.

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

The computation of basic and diluted earnings per share for the three months ended March 31, 2015 is as follows (in thousands, except per share amounts):

	Net Income Numerator	Shares Denominator	Per Share Amount
Basic Earnings Per Share
Net income attributable to common stockholders	$80	12,792	$0.01

Effect of Dilutive Securities
Restricted stock	--	10	0.00

Diluted Earnings Per Share	$80	12,802	$0.01

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

	March 31,
Anti-Dilutive Potential Common Shares	2015	2014
Options to purchase common stock	629	646
Unvested stock grants	14	95

Total Anti-Dilutive Potential Common Shares	643	741

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by the Federal Depository Insurance Corporation at March 31, 2015 and December 31, 2014.

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

Note 3 – Property and Equipment

Property and equipment consist of the following at March 31, 2015 and December 31, 2014:

	2015	2014
	(in thousands)
Computer equipment and purchased software (3 years)	$1,329	$1,372
Internally developed software either placed or not yet placed in service (5 years)	989	907
Furniture and fixtures and leasehold improvements (5 – 7 years)	154	156
	2,472	2,435
Less: accumulated depreciation and amortization	(1,495)	(1,415)
Property and equipment, net	$977	$1,020

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2015 and 2014 was approximately $80,000 and $83,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2015 and December 31, 2014 as follows:

	2015	2014
	(in thousands)
Trade accounts payable	$431	$355
Sales taxes payable	539	539
Accrued directors’ fees	357	453
Other accrued expenses	226	442
Total accounts payable and accrued expenses	$1,553	$1,789

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5 – Debt

Capital Lease Obligations

The Company has equipment under two capital lease obligations expiring at various times through June 2016.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

The implied interest rates related to these capital leases range from 7.4% to 8.9%. The gross book value and the net book value of the related assets are approximately $77,000 and $34,000, respectively, as of March 31, 2015, and $646,000 and $94,000, respectively, as of December 31, 2014.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock, of which none were issued or outstanding as of March 31, 2015 and December 31, 2014.

Common Stock, Options and Stock Grants

Three Months Ended March 31, 2015

During the three months ended March 31, 2015, 135,000 restricted common shares were granted with an aggregate grant date fair value of approximately $100,000.  During the three months ended March 31, 2015, approximately 27,000 restricted common shares with an aggregate grant date fair value of approximately $22,000 vested.

During the quarter ended March 31, 2015, the Company issued 111,602 shares of restricted common stock pursuant to the Company’s Directors’ Deferred Compensation Plan dated January 1, 2008 (the “Directors’ Deferred Compensation Plan”).  These shares were issued to settle approximately $103,175 of accrued directors’ fees to two former directors for past services.

During the three months ended March 31, 2015, 41,557 stock options with an aggregate grant date fair value of approximately $28,000 vested. During this same period 90,000 options were awarded to employees. Outstanding options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. The options granted in this quarter vest over three years with 33% vesting at the end of each of the three years. These options have a five year term.  The Company estimates the grant date fair value of the stock option using the Black-Scholes-Merton option model and the following assumptions:  volatility of 90%, risk free rate of 0.89%, dividend rate of zero, and expected term of 3.75 years.  The grant date fair value of the stock options issued was determined to be approximately $44,100.

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

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 6 – Stockholders’ Equity (continued)

Stock Option Plans

The Company has granted options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans.  Options generally vest over three to four years and expire five years from the date of the grant.  On June 3, 2014, the Company’s stockholders approved the adoption of the 2014 Stock Incentive Plan (the “2014 Plan”).  The 2014 Plan replaces the 2004 Stock Option/Stock Issuance Plan which expired on August 20, 2014.  The 2014 Plan provides for the grant of non-qualified stock options, incentive stock options, and stock appreciation rights, shares of restricted stock, stock units and shares of unrestricted stock.  Eligible participants include officers, employees and directors.  The aggregate number of shares authorized for issuance under the 2014 Plan is 1,200,000, and is subject to adjustment as described in the 2014 Plan.  As of March 31, 2015, 851,660 shares were available for issuance under the 2014 plan.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The following is a summary of stock option activity for three months ended March 31, 2015, relating to all of the Company’s common stock plans:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	549	$1.30	2.72	$--
Granted	90	$0.90	5.00	$--
Forfeited	(10)	$1.50

Outstanding at March 31, 2015	629	$1.24	2.81	$--
Exercisable at March 31, 2015	315	$1.24	2.18	$--

The following table summarizes stock option information as of March 31, 2015:

Outstanding Options
Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life	Options Exercisable (in thousands)
$0.90	90	5.00 Years	0
$1.15	335	1.90 years	231
$1.20	24	1.23 years	24
$1.50	80	3.72 years	25
$1.65	100	3.54 years	35
Total	629	2.81 years	315

As of March 31, 2015, there was approximately $206,000 of unrecognized compensation costs related to stock options outstanding.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 6 – Stockholders’ Equity (continued)

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of March 31, 2015 and changes during the three months ended March 31, 2015 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2015	51	$0.89
Granted	135	$0.74
Vested	(27)	$0.81
Non-Vested at March 31, 2015	159	$0.78

A summary of the status of the Company’s non-vested stock grants as of March 31, 2014 and changes during the three months ended March 31, 2014 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2014	49	$0.82
Granted	66	$1.21
Vested	(20)	$0.98
Non-Vested at March 31, 2014	95	$1.06

The future expected expense as of March 31, 2015 for non-vested shares is approximately $123,000 and will be recognized as expense through December 31, 2016.

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of March 31, 2015 and December 31, 2014.

The Company has identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2011 through 2014, the only periods subject to examination.  The Company believes that its income tax positions and deductions would be sustained upon audit and does not anticipate any adjustments that would result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three months ended March 31, 2015 and 2014.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 7 – Income Taxes (continued)

As of March 31, 2015, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $25 million and $20 million, respectively, which may be available to reduce taxable income, if any. Remaining federal and state net operating loss carry forwards expire from 2019 through 2034. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2014, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control in accordance with Section 382.  However, if it is determined that an ownership change has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could eliminate a substantial portion of the future income tax benefits of the NOLs.  The NOL carryforward as of March 31, 2015 included approximately $1,193,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

Note 8 – Commitment and Contingencies

The Company had an employment agreement with Matthew E. Oakes, Chief Executive Officer and Chairman of the Board of Directors, for a term effective June 1, 2013 through December 31, 2015.  On February 20, 2015, Mr. Oakes’ employment agreement was superseded by a new employment agreement extending the term through December 31, 2017.  The agreement provides for a base salary of $24,583 per month, discretionary and annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and earnings before interest and taxes (“EBIT”) targets.  The agreement also provides for reimbursement of all out-of-pocket expenses reasonably incurred by him in the performance of his duties hereunder and certain severance benefits in the event of termination prior to the expiration date.  If Mr. Oakes is terminated without cause or resigns from employment for “good reason” (as defined within Mr. Oakes’ employment agreement), he would receive one year of base salary and COBRA coverage at the Company’s expense.  The Company shall continue to make lease payments on the corporate apartment located in Fort Lauderdale, Florida and utilized by Mr. Oakes through the date of termination of such lease on December 31, 2017.

Note 9 – Major Customers

Two customers, HP Enterprise Services (“HP”), inclusive of its underlying customers, and International Business Machines Corp. (“IBM”) accounted for a significant portion of the Company’s revenues as follows:

	% of Total Revenues Three Months Ended March 31
	2015	2014
HP Customer A	14.2%	14.9%
HP Customer B	11.2	13.0
HP Customer C	6.2	8.6
Total HP	31.6%	36.5%
IBM	39.7	35.7
Total Major Customers	71.3%	72.2%
Others	28.7	27.8
Total	100.0%	100.0%

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 9 – Major CUSTOMERS (continued)

As of March 31, 2015, two customers accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	March 31, 2015	December 31, 2014
HP	$629	$1,037
IBM	737	784
Total	$1,366	$1,821

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

Direct Insite is currently delivering service and business value across the Americas, Europe, and Asia, including more than 100 countries, in 17 languages and multiple currencies.  Direct Insite processes more than $160 billion in invoice value annually on behalf of our clients.  Direct Insite processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents, making them accessible on-line with an internet self-service portal.  Suppliers, customers, and internal departments, such as Finance and Accounting or Customer Service users, can easily access their business documents.

Our revenue comes from (i) recurring, on-going services that are billed monthly; and (ii) non-recurring, professional services derived from the configuration of our software platform.

HP Enterprise Services (“HP”) accounted for approximately 31.6% and 36.5% of revenue for the three months ended March 31, 2015 and 2014, respectively. We have three principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated by either party on ninety days advance written notice.

International Business Machines, Inc. (“IBM”), representing approximately 39.7% and 35.7%, of revenue for the three months ended March 31, 2015 and 2014, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units. On October 28, 2013 one of these contracts was extended for a three year period, through December 31, 2016, and is renewable annually thereafter. The other contract was renewed through December 31, 2015, and is renewable annually thereafter.  The contracts may be terminated by either party with ninety days advance written notice.

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

RESULTS OF OPERATIONS

The following is a summary of our operating results for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	2015	2014	Increase (Decrease)
Revenues:
Recurring	$1,707	$1,618	$89	5.5%
Non-recurring	353	352	1	0.2%
Total revenues	2,060	1,970	90	4.6%

Operating costs and expenses:
Operations, research and development	893	900	(7)	(0.1)%
General and administrative	617	592	25	4.3%
Sales and marketing	385	474	(89)	(18.8)%
Amortization and depreciation	80	83	(3)	(3.6)%
Total operating costs and expenses	1,975	2,049	(74)	(3.6)%

Operating income (loss)	85	(79)	164	207.6%

Other expense, net	1	4	(3)	(75.0%)
Provision for income taxes	4	3	1	33.4%

Net income (loss)	$80	$(86)	$166	193.1%

Revenues

For the three months ended March 31, 2015, total revenue increased by $90,000, or 4.6%, to $2,060,000 from $1,970,000 for the comparable prior year period.  Recurring revenue increased by $89,000, or 5.5%, to $1,707,000 for the three months ended March 31, 2015, from $1,618,000 for the comparable prior year period, due to the November 2014 launch of the Paybox™ integrated receivables solution and increased usage from certain other customers.  Non-recurring revenue increased by $1,000, or 0.2%, to $353,000 for the three months ended March 31, 2015, as higher charges for the facilitation of scanning services were offset by the non-recurrence of large prior year professional services fees.

Operating Cost and Expenses

Costs of operations, research and development decreased by approximately $7,000, or 0.1%, to $893,000 for the three months ended March 31, 2015 from $900,000 for the comparable prior year period. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  A headcount-related decrease in salary expense, was mostly offset by less costs capitalized for internally developed software and higher scanning charges.

General and administrative costs increased by approximately $25,000, or 4.3%, to $617,000 for the three months ended March 31, 2015 from $592,000 for the comparable prior year period, as higher payroll costs and professional fees were partially offset by the non-recurrence of the prior period’s legal and other expenses of $41,000 related to the exploration of strategic opportunities.

Sales and marketing costs decreased by approximately $89,000, or 18.8%, to $385,000 for the three months ended March 31, 2015 from $474,000 for the comparable prior year period, primarily due to a decrease in sales compensation expense.

Amortization and depreciation decreased by approximately $3,000, or 3.6%, to $80,000 for the three months ended March 31, 2015 from $83,000 for the comparable prior year period, as the amortization of internally developed software costs were mostly offset by existing assets that became fully depreciated during 2014.

Operating Income (Loss)

We had net operating income of $85,000 for the three months ended March 31, 2015, compared to a net operating loss of $79,000 for the comparable prior year period, due to the aforementioned increase in revenue coupled with the aforementioned decrease in operating costs and expenses.

Other Expense

Other expense decreased by approximately $3,000, or 75.0% to $1,000 for the three months ended March 31, 2015 from $4,000 for the comparable prior year period.

Net Income (Loss)

We had net income of $80,000 for the three months ended March 31, 2015, an increase of approximately $166,000 from a net loss of $86,000 for the comparable prior year period, due to the aforementioned increase in operating income.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2015, we had total stockholders’ equity of approximately $4,432,000, working capital of $2,265,000 and an accumulated deficit of $111,555,000.  Our cash increased by $472,000 during the three months ended March 31, 2015, to $1,343,000 on hand as of March 31, 2015, with a corresponding decrease in trade accounts receivable.

Our primary sources for liquidity come from existing cash on hand and cash generated from operations.  We believe we have sufficient liquidity available to fund our operations for the next twelve months.

During the three months ended March 31, 2015, cash provided by operations was $514,000, compared to cash used by operations of $162,000 for the three months ended March 31, 2014.  The increase in cash provided by operations is primarily due to the timing of collections from our customers and the timing of payments to our vendors.

Cash used in investing activities totaled $37,000 and $170,000 for the three months ended March 31, 2015 and 2014, respectively, with both periods reflecting the capitalization of internally developed software.

Cash used in financing activities totaled $5,000 and $55,000 for the three months ended March 31, 2015 and 2014, respectively, with both periods reflecting payments on equipment notes and capital leases, primarily using cash provided by operations.

OUR CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in the audited financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Reported on Form 10-K filed with the SEC on March 25, 2015.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2015, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	Other Information

Item 1.	Legal Proceedings

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business, and no such proceedings are known to be contemplated.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Pursuant to the terms of the Company’s director compensation plan, each director of the Company was entitled to receive an award on January 1, 2015 of restricted shares of common stock vesting daily over two years, as follows: James A. Cannavino, Paul Lisiak, Thomas C. Lund, and John J. Murabito, each 33,784 shares.  These directors elected to defer receipt of the shares until January 15th of the year following such director’s termination of services as director.

In addition, on March 31, 2015, pursuant to the terms of the director compensation plan, each of Mr. Cannavino, Mr. Lund, and Mr. Murabito were granted 3,049 shares.  These directors elected to defer receipt of the shares until January 15th of the year following such director’s termination of services as director.

These awards were made in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended and/or the “no-sale” theory.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.
Item 6.	Exhibits

Exhibit Number	Description
10.1
Employment Agreement, effective January 1, 2015 by and between Direct Insite Corp. and Matthew E. Oakes (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2015).

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

101
The following materials from Direct Insite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014, (ii) Condensed Statements of Income for the Three Months Ended March 31, 2015 and 2014 (Unaudited), (iii) Condensed Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (Unaudited), (iv) and Notes to Condensed Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.

/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer	May 13, 2015

/s/ Lowell M. Rush
Lowell M. Rush, Chief Financial Officer	May 13, 2015