Form 10-Q
period 2015-06-30
DIRECT INSITE CORP
filed 2015-08-11
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015, there were 12,896,325 shares of the registrant’s Common Stock outstanding.

DIRECT INSITE CORP.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Information

DIRECT INSITE CORP.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,694	$871
Accounts receivable	1,610	2,407
Prepaid expenses and other current assets	354	383
Deferred tax assets – current	234	234
Total current assets	3,892	3,895
Property and equipment, net	957	1,020
Deferred tax assets	961	961
Other assets	249	244
Total assets	$6,059	$6,120

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,399	$1,789
Current portion of capital lease obligations	23	27
Deferred rent	41	44
Deferred revenue	-	52
Total current liabilities	1,463	1,912
Capital lease obligations, net of current portion	-	9
Total liabilities	1,463	1,921

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,925,504 and 12,759,870 shares issued and 12,885,577 and 12,719,943 shares outstanding in 2015 and 2014, respectively	1	1
Additional paid-in capital	116,368	116,161
Accumulated deficit	(111,445)	(111,635)
Common stock in treasury, at cost; 24,371 shares in 2015 and 2014	(328)	(328)
Total stockholders’ equity	4,596	4,199
Total liabilities and stockholders’ equity	$6,059	$6,120

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except share data)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Recurring	$1,696	$1,636	$3,403	$3,254
Non-recurring	369	510	722	861
Total revenues	2,065	2,146	4,125	4,115
Operating costs and expenses:
Operations, research and development	918	850	1,811	1,751
General and administrative	565	610	1,186	1,202
Sales and marketing	395	570	780	1,044
Amortization and depreciation	76	83	156	166
Total operating costs and expenses	1,954	2,113	3,933	4,163
Operating income (loss)	111	33	192	(48)
Other expense, net	1	2	2	5
Income (loss) before provision for income taxes	110	31	190	(53)
Provision for income taxes	–	–	–	3
Net income (loss)	$110	$31	$190	$(56)

Basic income (loss) per share attributable to common stockholders	$0.01	$0.00	$0.01	$(0.00)

Diluted income (loss) per share attributable to common stockholders	$0.01	$0.00	$0.01	$(0.00)

Basic weighted average common stock outstanding	12,837	12,640	12,814	12,631

Diluted weighted average common stock outstanding	12,862	12,645	12,832	12,631

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	For the six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income (loss)	$190	$(56)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Amortization and depreciation	156	166
Stock-based compensation expense	104	92
Deferred rent expense	(3)	24

Changes in operating assets and liabilities:
Accounts receivable	796	(347)
Prepaid expenses and other current assets	26	98
Accounts payable and accrued expenses	(289)	(26)
Deferred revenue	(52)	19
Total adjustments	738	26
Net cash provided by (used in) operating activities	928	(30)

Cash flows from investing activities:
Expenditures for property and equipment	(3)	(11)
Capitalization of internally developed software	(89)	(294)

Net cash used in investing activities	(92)	(305)

Cash flows from financing activities:
Repayment of capital lease obligations	(13)	(108)
Net cash used in financing activities	(13)	(108)

Net increase (decrease) in cash and cash equivalents	823	(443)
Cash and cash equivalents – beginning	871	1,371
Cash and cash equivalents – ending	$1,694	$928

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$5
Cash paid for income taxes	$--	$--

Issuance of common stock in settlement of accrued directors’ fees	$103	$--

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

As described in Note 9, the Company has two major customers that accounted for 70.0% and 79.6% of the Company’s revenue for the three months ended June 30, 2015 and 2014, respectively, and 70.7% and 76.3% of the Company’s revenue for the six months ended June 30, 2015 and 2014, respectively.  Loss of either of these customers would have a material effect on the Company.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed interim financial statements include the accounts of Direct Insite. The condensed balance sheet as of June 30, 2015, and the statements of operations and cash flows for the three and six months ended June 30, 2015 and 2014 have not been audited.  These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to quarterly report on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The December 31, 2014 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  These interim condensed financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Internally Developed Software

The Company released the first phase of PAYBOX®, a next generation version of its accounts receivable platform in November 2014.  It was designed for a global bank and is available to all Order-to-Cash process customers.  According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company is able to capitalize the costs associated with the application development stage of a project.  The Company started amortizing capitalized costs when the software was ready for use and placed in service in November 2014.  The capitalized costs are being amortized on a straight-line basis over the estimated five year useful life of the software.  As additional functionality is added, costs incurred are capitalized in accordance with ASC 350-40.

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

The computation of diluted weighted average shares outstanding used in the calculation of diluted earnings per share for the three and six months ended June 30, 2015 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	12,837	12,640	12,814	12,631
Restricted stock grants	25	5	18	--
Diluted weighted average shares outstanding.	12,862	12,645	12,832	12,631

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	629	656	629	656
Unvested stock grants	10	25	12	83
Potential anti-dilutive common shares	639	681	641	739

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by the Federal Depository Insurance Corporation at June 30, 2015 and December 31, 2014.

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

Note 3 – Property and Equipment

Property and equipment consist of the following at June 30, 2015 and December 31, 2014:

	2015	2014
	(in thousands)
Computer equipment and purchased software (3 years)	$1,332	$1,372
Internally developed software either placed or not yet placed in service (5 years)	1,041	907
Furniture and fixtures and leasehold improvements (5 – 7 years)	154	156
	2,527	2,435
Less: accumulated depreciation and amortization	(1,570)	(1,415)
Property and equipment, net	$957	$1,020

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2015 and 2014 was approximately $76,000 and $83,000, respectively.  Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2015 and 2014 was approximately $156,000 and $166,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2015 and December 31, 2014 as follows:

	2015	2014
	(in thousands)
Trade accounts payable	$262	$355
Sales taxes payable	539	539
Accrued directors’ fees	365	453
Other accrued expenses	233	442
Total accounts payable and accrued expenses	$1,399	$1,789

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 – Capital Lease Obligations

The Company has equipment under two capital lease obligations expiring at various times through June 2016.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

The implied interest rates related to these capital leases range from 7.4% to 8.9%. The gross book value and the net book value of the related assets are approximately $77,000 and $28,000, respectively, as of June 30, 2015, and $77,000 and $40,000, respectively, as of December 31, 2014.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock, of which none were issued or outstanding as of June 30, 2015 and December 31, 2014.

Common Stock, Options and Stock Grants

Six Months Ended June 30, 2015

During the six months ended June 30, 2015, 135,000 restricted common shares were granted with an aggregate grant date fair value of approximately $100,000.  During this time, approximately 54,000 restricted common shares with an aggregate grant date fair value of approximately $44,000 vested.

During the six months ended June 30, 2015, the Company issued 111,602 shares of restricted common stock pursuant to the Company’s Directors’ Deferred Compensation Plan dated January 1, 2008 (the “Directors’ Deferred Compensation Plan”).  These shares were issued to settle approximately $103,175 of accrued directors’ fees to two former directors for past services.

During the six months ended June 30, 2015, the Company recognized $60,466 of stock based compensation expense related to the expected vesting of 83,670 options. Outstanding options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date.  In March 2015, 90,000 options were awarded to employees. These options vest over three years with 33% vesting at the end of each of the three years. These options expire after a five year term.  The Company estimates the grant date fair value of the stock option using the Black-Scholes-Merton option model and the following assumptions:  volatility of 90%, risk free rate of 0.89%, dividend rate of zero, and expected term of 3.75 years.  The grant date fair value of the stock options issued was determined to be approximately $44,100.

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

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Stock Option Plans

The Company has granted options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans.  Options generally vest over three to four years and expire five years from the date of the grant.  On June 3, 2014, the Company’s stockholders approved the adoption of the 2014 Stock Incentive Plan (the “2014 Plan”).  The 2014 Plan replaces the 2004 Stock Option/Stock Issuance Plan which expired on August 20, 2014.  The 2014 Plan provides for the grant of non-qualified stock options, incentive stock options, and stock appreciation rights, shares of restricted stock, stock units and shares of unrestricted stock.  Eligible participants include officers, employees and directors.  The aggregate number of shares authorized for issuance under the 2014 Plan is 1,200,000, and is subject to adjustment as described in the 2014 Plan.  As of June 30, 2015, 844,585 shares were available for issuance under the 2014 plan.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The following is a summary of stock option activity for six months ended June 30, 2015, relating to all of the Company’s common stock plans:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	549	$1.30	2.72	$-
Granted	90	$0.90	4.76	$-
Forfeited	(10)	$1.50
Outstanding at June 30, 2015	629	$1.24	2.66	$-
Exercisable at June 30, 2015	357	$1.24	2.08	$-

The following table summarizes stock option information as of June 30, 2015:

Outstanding Options

		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Life	(in thousands)
$0.90	90	4.76 years	0
$1.15	335	1.81 years	261
$1.20	24	1.23 years	24
$1.50	80	3.47 years	30
$1.65	100	3.29 years	42
Total	629	2.66 years	357

As of June 30, 2015, there was approximately $175,000 of unrecognized compensation costs related to stock options outstanding.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Stockholders’ Equity (continued)

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of June 30, 2015 and changes during the six months then ended is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2015	51	$0.89
Granted	135	$0.74
Vested	(54)	$0.81
Non-Vested at June 30, 2015	132	$0.78

The future expected expense as of June 30, 2015 for non-vested shares is approximately $101,000 and will be recognized as expense through December 31, 2016.

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of June 30, 2015 and December 31, 2014.

The Company has identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2011 through 2014, the only periods subject to examination.  The Company believes that its income tax positions and deductions would be sustained upon audit and does not anticipate any adjustments that would result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three months ended June 30, 2015 and 2014.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

As of June 30, 2015, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $25 million and $20 million, respectively, which may be available to reduce taxable income, if any. Remaining federal and state net operating loss carry forwards expire from 2019 through 2034. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2014, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control in accordance with Section 382.  However, if it is determined that an ownership change has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could eliminate a substantial portion of the future income tax benefits of the NOLs.  The NOL carryforward as of June 30, 2015 included approximately $1,193,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 –Commitment and Contingencies

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

Note 9 – Major Customers

Two customers, HP Enterprise Services (“HP”) and International Business Machines Corp. (“IBM”) accounted for a significant portion of the Company’s revenues for the respective three and six month periods ended June 30, 2015 and 2014 as follows:

	For the three months ended		For the six months ended
	2015	2014	2015	2014
HP Customer A	14.2%	13.9%	14.2%	14.4%
HP Customer B	12.6%	17.4%	11.9%	15.5%
HP Customer C	6.0%	10.3%	6.1%	9.5%
Total HP	32.8%	41.6%	32.2%	39.4%
IBM	37.2%	38.0%	38.5%	36.9%
Total major customers	70.0%	79.6%	70.7%	76.3%
Others	30.0%	20.4%	29.3%	23.7%
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2015, two customers accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	June 30, 2015	December 31, 2014
HP	$513	$1,037
IBM	518	784
Total	$1,031	$1,821

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

HP Enterprise Services (“HP”) accounted for approximately 32.8% and 41.6% of revenue for the three months ended June 30, 2015 and 2014, respectively, and approximately 32.2% and 39.4% of revenue for the six months ended June 30, 2015 and 2014, respectively. We have three principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated by either party on ninety days advance written notice.

International Business Machines, Inc. (“IBM”), representing approximately 37.2% and 38.0%, of revenue for the three months ended June 30, 2015 and 2014, respectively, and approximately 38.5% and 36.9%, of revenue for the six months ended June 30, 2015 and 2014, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.   We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units. On October 28, 2013, one of these contracts was extended for a three year period, through December 31, 2016, and is renewable annually thereafter. The other contract was renewed through December 31, 2015, and is renewable annually thereafter.  The contracts may be terminated by either party with ninety days advance written notice.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following is a summary of our operating results for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	2015	2014	Increase (Decrease)
Revenues:
Recurring	$1,696	$1,636	$60	3.7%
Non-recurring	369	510	(141)	(27.7)%
Total revenues	2,065	2,146	(81)	(3.8)%

Operating costs and expenses:
Operations, research and development	918	850	68	8.0%
General and administrative	565	610	(45)	(7.4)%
Sales and marketing	395	570	(175)	(30.7)%
Amortization and depreciation	76	83	(7)	(8.4)%
Total operating costs and expenses	1,954	2,113	(159)	(7.5)%

Operating income	111	33	78	236.4%

Other expense, net	1	2	(1)	(50.0)%

Net income	$110	$31	$79	254.8%

Revenues

For the three months ended June 30, 2015, total revenue decreased by $81,000, or 3.8%, to $2,065,000 from $2,146,000 for the comparable prior year period.  Recurring revenue increased by $60,000, or 3.7%, to $1,696,000 for the three months ended June 30, 2015, from $1,636,000 for the comparable prior year period, due to the November 2014 launch of the PAYBOX® integrated receivables solution and increased usage from certain other customers.  Non-recurring revenue decreased by $141,000, or 27.7%, to $369,000 for the three months ended June 30, 2015, as the non-recurrence of large prior year professional services fees were only partially offset by higher charges for the facilitation of scanning services.

Operating Cost and Expenses

Costs of operations, research and development increased by approximately $68,000, or 8.0%, to $918,000 for the three months ended June 30, 2015 from $850,000 for the comparable prior year period. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The increased cost was due to higher scanning charges and less costs capitalized for internally developed software.

General and administrative costs decreased by approximately $45,000, or 7.4%, to $565,000 for the three months ended June 30, 2015 from $610,000 for the comparable prior year period, due to lower legal, professional and Board-related fees.

Sales and marketing costs decreased by approximately $175,000, or 30.7%, to $395,000 for the three months ended June 30, 2015 from $570,000 for the comparable prior year period, primarily due to a decrease in sales compensation expense.

Amortization and depreciation decreased by approximately $7,000, or 8.4%, to $76,000 for the three months ended June 30, 2015 from $83,000 for the comparable prior year period, as the amortization of internally developed software costs were offset by existing assets that became fully depreciated during the interim period.

Operating Income

We had net operating income of $111,000 for the three months ended June 30, 2015, compared to net operating income of $33,000 for the comparable prior year period, due to the aforementioned decrease in operating costs and expenses.

Other Expense

Other expense decreased by approximately $1,000 to $1,000 for the three months ended June 30, 2015 from $2,000 for the comparable prior year period.

Net Income

We had net income of $110,000 for the three months ended June 30, 2015, an increase of approximately $79,000 from the net income of $31,000 for the comparable prior year period, due to the aforementioned increase in operating income.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following is a summary of operating results for the six months ended June 30, 2015 and 2014 (in thousands):

	2015	2014	Increase (Decrease)
Revenues:
Recurring	$3,403	$3,254	$149	4.6%
Non-recurring	722	861	(139)	(16.1)%
Total revenues	4,125	4,115	10	0.2%

Operating costs and expenses:
Operations, research and development	1,811	1,751	60	3.4%
General and administrative	1,186	1,202	(16)	(1.3	) %
Sales and marketing	780	1,044	(264)	(25.3	) %
Amortization and depreciation	156	166	(10)	(6.0	) %
Total operating costs and expenses	3,933	4,163	(230)	(5.5	) %

Operating income (loss)	192	(48)	240	N/A

Other expense, net	2	5	(3)	(60.0)%
Provision for Income Taxes	--	3	(3)	(100.0)%

Net income (loss)	$190	$(56)	$246	N/A

Revenues

For the six months ended June 30, 2015, total revenue increased by $10,000, or 0.2%, to $4,125,000 from $4,115,000 for the comparable prior year period.  Recurring revenue increased by $149,000, or 4.6%, to $3,403,000 for the six months ended June 30, 2015, from $3,254,000 for the comparable prior year period.  This was due to the November 2014 launch of the PAYBOX® integrated receivables solution and increased usage from certain other customers.  Non-recurring revenue decreased by $139,000, or 16.1%, to $722,000 for the six months ended June 30, 2015 from $861,000 for the comparable prior year period primarily due to the non-recurrence of certain large prior year customer requested modifications.

Operating Costs and Expenses

Costs of operations, research, and development increased by approximately $60,000, or 3.4%, to $1,811,000 for the six months ended June 30, 2015 from $1,751,000 for the comparable prior year period.  These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production, co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The increased cost was due to higher scanning charges and less costs capitalized for internally developed software, partially offset by lower subcontractor usage.

General and administrative costs decreased by approximately $16,000, or 1.3%, to $1,186,000 for the six months ended June 30, 2015 from $1,202,000 for the comparable prior year period, primarily due to the non-recurrence of last year’s legal and other professional fees related to the Company’s proxy and Stock Incentive Plan, and intellectual property.

Sales and marketing costs decreased by approximately $264,000, or 25.3%, to $780,000 for the six months ended June 30, 2015 from $1,044,000 for the comparable prior year period, due to a headcount-related decrease in compensation expense.

Amortization and depreciation decreased by approximately $10,000, or 6.0%, to $156,000 for the six months ended June 30, 2015 from $166,000 for the comparable prior year period as the amortization of internally developed software costs were offset by existing assets that became fully depreciated during the interim period.

Operating Income (Loss)

We had net operating income of $192,000 for the six months ended June 30, 2015, compared to an operating loss of $48,000 for the comparable prior year period, due to the aforementioned decrease in operating costs and expenses.

Other Expense, net

Other expense decreased by approximately $3,000 to $2,000 for the six months ended June 30, 2015 from $5,000 for the comparable prior year period.

Net Income (Loss)

We had net income of $190,000 for the six months ended June 30, 2015, an increase of approximately $246,000 from a net loss of $56,000 for the comparable prior year period, due to the aforementioned increase in operating income.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2015, we had total stockholders’ equity of approximately $4,596,000, working capital of $2,429,000 and an accumulated deficit of $111,445,000.  Our cash increased by $823,000 during the six months ended June 30, 2015, to $1,694,000 on hand, with a corresponding decrease in trade accounts receivable.

Our primary sources for liquidity come from existing cash on hand and cash generated from operations.  We believe we have sufficient liquidity available to fund our operations for the next twelve months.

During the six months ended June 30, 2015, cash provided by operations was $928,000, compared to cash used in operations of $30,000 for the six months ended June 30, 2014.  The increase in cash provided by operations is primarily due to the timing of collections from our customers and the timing of payments to our vendors.

Cash used in investing activities totaled $92,000 and $305,000 for the three months ended June 30, 2015 and 2014, respectively, with both periods reflecting the capitalization of internally developed software.

Cash used in financing activities totaled $13,000 and $98,000 for the six months ended June 30, 2015 and 2014, respectively, with both periods reflecting payments on equipment notes and capital leases, primarily using cash provided by operations.

OUR CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in the audited financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2015.

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

Item 4.          Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2015, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 30, 2015, pursuant to the terms of the director compensation plan, each of Mr. Cannavino, Mr. Lund and Mr. Murabito were granted 2,358 shares of restricted stock.  The directors who received grants elected to defer receipt of shares until January 15th of the year following such director’s termination of services as a director.

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

101
The following materials from Direct Insite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014, (ii) Condensed Statements of Income for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited), (iii) Condensed Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (Unaudited), (iv) and Notes to Condensed Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.

/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer	August 11, 2015

/s/ Lowell M. Rush
Lowell M. Rush, Chief Financial Officer	August 11, 2015