Form 10-Q
period 2015-09-30
DIRECT INSITE CORP
filed 2015-11-10
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of November 10, 2015, there were 12,925,048 shares of the registrant’s Common Stock outstanding.

DIRECT INSITE CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

DIRECT INSITE CORP.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,032	$871
Accounts receivable	1,450	2,407
Prepaid expenses and other current assets	522	383
Deferred tax assets – current	234	234
Total current assets	4,238	3,895
Property and equipment, net	968	1,020
Deferred tax assets	961	961
Other assets	256	244
Total assets	$6,423	$6,120

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,553	$1,789
Current portion of capital lease obligations	18	27
Deferred rent	39	44
Deferred revenue	2	52
Total current liabilities	1,612	1,912
Capital lease obligations, net of current portion	0	9
Total liabilities	1,612	1,921

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,952,520 and 12,759,870 shares issued and 12,912,593 and 12,719,943 shares outstanding in 2015 and 2014, respectively	1	1
Additional paid-in capital	116,421	116,161
Accumulated deficit	(111,283)	(111,635)
Common stock in treasury, at cost; 24,371 shares in 2015 and 2014	(328)	(328)
Total stockholders’ equity	4,811	4,199
Total liabilities and stockholders’ equity	$6,423	$6,120

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except share data)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Recurring	$1,683	$1,618	$5,086	$4,872
Non-recurring	241	436	963	1,297
Total revenues	1,924	2,054	6,049	6,169
Operating costs and expenses:
Operations, research and development	771	846	2,582	2,596
General and administrative	566	589	1,752	1,795
Sales and marketing	337	423	1,117	1,467
Amortization and depreciation	64	83	220	249
Total operating costs and expenses	1,738	1,941	5,671	6,107
Operating income	186	113	378	62
Other expense, net	–	(1)	(2)	(7)
Income before provision for income taxes	186	112	376	55
Provision for income taxes	24	–	24	–
Net income	$162	$112	$352	$55

Basic income per share attributable to common stockholders	$0.01	$0.01	$0.03	$0.00

Diluted income per share attributable to common stockholders	$0.01	$0.01	$0.03	$0.00

Basic weighted average common stock outstanding	12,863	12,658	12,831	12,640

Diluted weighted average common stock outstanding	12,896	12,658	12,854	12,668

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)

	For the nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net income	$352	$55
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	220	249
Stock-based compensation expense	157	136
Deferred rent expense	(5)	23
Changes in operating assets and liabilities:
Accounts receivable	957	(449)
Prepaid expenses and other current assets	(151)	(8)
Accounts payable and accrued expenses	(133)	106
Deferred revenue	(50)	2
Total adjustments	995	59
Net cash provided by operating activities	1,347	114

Cash flows from investing activities:
Purchases of property and equipment	(3)	(18)
Capitalization of internally developed software	(165)	(372)
Net cash used in investing activities	(168)	(390)

Cash flows used in financing activities:
Repayment of capital lease obligations	(18)	(162)

Net increase (decrease) in cash and cash equivalents	1,161	(438)
Cash and cash equivalents – beginning	871	1,371
Cash and cash equivalents – ending	$2,032	$933

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$6
Cash paid for income taxes	$-	$--

Schedule of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued directors’ fees	$103	$--

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

As described in Note 9, the Company has two major customers that accounted for 70.4% and 77.5% of the Company’s revenue for the three months ended September 30, 2015 and 2014, respectively, and 70.6% and 76.6% of the Company’s revenue for the nine months ended September 30, 2015 and 2014, respectively.  Loss of either of these customers would have a material adverse effect on the Company.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed interim financial statements include the accounts of Direct Insite. The condensed balance sheet as of September 30, 2015, the condensed statements of operations for the three and nine months ended September 30, 2015 and 2014 and the condensed statements of cash flows for the nine months ended September 30, 2015 and 2014 have not been audited.  These unaudited, condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The December 31, 2014 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  These interim condensed financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2015.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The computation of diluted weighted average common shares outstanding used in the calculation of diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	12,863	12,658	12,831	12,640
Stock Options	6	--	2	19
Restricted stock grants	27	--	21	9
Weighted average shares outstanding-diluted	12,896	12,658	12,854	12,668

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	530	564	596	466
Unvested stock grants	7	67	10	31
Potential anti-dilutive common shares	537	631	606	497

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by the Federal Depository Insurance Corporation at September 30, 2015 and December 31, 2014.

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

Note 3 – Property and Equipment

Property and equipment (with their respective useful lives) consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	2015	2014
Computer equipment and purchased software (3 years)	$1,372	$1,372
Internally developed software either placed or not yet placed in service (5 years)	1,075	907
Furniture and fixtures and leasehold improvements (5 – 7 years)	156	156
	2,603	2,435
Less: accumulated depreciation and amortization	(1,635)	(1,415)
Property and equipment, net	$968	$1,020

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2015 and 2014 was approximately $64,000 and $83,000, respectively.

Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2015 and 2014 was approximately $220,000 and $249,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	2015	2014
Trade accounts payable	$268	$355
Sales taxes payable	539	539
Accrued directors’ fees	370	453
Other accrued expenses	376	442
Total accounts payable and accrued expenses	$1,553	$1,789

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 –  Capital Lease Obligations

The Company has equipment under two capital lease obligations expiring at various times through June 2016.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

The implied interest rates related to these capital leases range from 7.4% to 8.9%. The gross book value and the net book value of the related assets are approximately $77,000 and $21,000, respectively, as of September 30, 2015, and $77,000 and $40,000, respectively, as of December 31, 2014.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock, of which none were issued and outstanding as of September 30, 2015 and December 31, 2014.

Common Stock, Options and Stock Grants

Nine Months Ended September 30, 2015

During the nine months ended September 30, 2015, 135,000 restricted common shares were granted with an aggregate grant date fair value of approximately $100,000.  During this time, approximately 81,000 restricted common shares with an aggregate grant date fair value of approximately $65,000 vested.

During the nine months ended September 30, 2015, the Company issued 111,602 shares of restricted common stock pursuant to the Company’s Directors’ Deferred Compensation Plan dated January 1, 2008 (the “Directors’ Deferred Compensation Plan”).  These shares were issued to settle approximately $103,715 of accrued directors’ fees to two former directors for past services.

During the nine months ended September 30, 2015, the Company recognized approximately $92,000 of stock based compensation expense related to the expected vesting of 123,724 options. Outstanding options vest over a four year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date.  In March 2015, 90,000 options were awarded to employees. These options vest over three years with 33% vesting at the end of each of the three years. These options expire after a five year term.  The Company estimated the grant date fair value of the stock options using the Black-Scholes-Merton option model and the following assumptions:  volatility of 90%, risk free rate of 0.89%, dividend rate of zero, and expected term of 3.75 years.  The grant date fair value of the stock options issued was determined to be approximately $44,100.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Stockholders’ Equity (continued)

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

Stock incentive Plans

The Company has granted options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans.  Options generally vest over three to four years and expire five years from the date of the grant.  On June 3, 2014, the Company’s stockholders approved the adoption of the 2014 Stock Incentive Plan (the “2014 Plan”).  The 2014 Plan replaces the 2004 Stock Option/Stock Issuance Plan which expired on August 20, 2014.  The 2014 Plan provides for the grant of non-qualified stock options, incentive stock options, and stock appreciation rights, shares of restricted stock, stock units and shares of unrestricted stock.  Eligible participants include officers, employees and directors.  The aggregate number of shares authorized for issuance under the 2014 Plan is 1,200,000, and is subject to adjustment as described in the 2014 Plan.  As of September 30, 2015, 836,785 shares were available for issuance under the 2014 plan.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The following is a summary of stock option activity for nine months ended September 30, 2015, relating to all of the Company’s common stock plans:

			Weighted Average
	Shares	Weighted Average Exercise	Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at January 1, 2015	549	$1.30	2.72	$--
Granted	90	$0.90	4.50	$--
Expired	(1)	$1.15	--	$--
Forfeited	(18)	$1.34	--	$--
Outstanding at September 30, 2015	620	$1.24	2.32	$5
Exercisable at September 30, 2015	394	$1.25	1.71	$--

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Stockholders’ Equity (continued)

Stock incentive Plans (continued)

The following table summarizes stock option information as of September 30, 2015:

		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Term	(in thousands)
$0.90	90	4.5 years	–
$1.15	326	1.4 years	287
$1.20	24	0.7 years	24
$1.50	80	3.2 years	35
$1.65	100	3.0 years	48
Total	620	2.3 years	394

As of September 30, 2015, there was approximately $147,000 of unrecognized compensation costs related to stock options outstanding.

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of September 30, 2015 and changes during the nine months then ended is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2015	51	$0.89
Granted	135	$0.74
Vested	(81)	$0.81
Non-vested at September 30, 2015	105	$0.76

The future expected expense as of September 30, 2015 for non-vested shares is approximately $79,000 and will be recognized as expense through December 31, 2016.

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of September 30, 2015 and December 31, 2014.

The Company has identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2011 through 2014, the only periods subject to examination.  The Company believes that its income tax positions and deductions would be sustained upon audit and does not anticipate any adjustments that would result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three months ended September 30, 2015 and 2014.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Income Taxes (continued)

Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

 As of September 30, 2015, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $25 million and $20 million, respectively, which may be available to reduce taxable income, if any. Remaining federal and state net operating loss carry forwards expire from 2019 through 2034. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2014, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control in accordance with Section 382.  However, if it is determined that an ownership change has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could eliminate a substantial portion of the future income tax benefits of the NOLs.  The NOL carryforward as of September, 2015 included approximately $1,193,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

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

Note 9 – Major Customers

Two customers, HP Enterprise Services (“HP”) and International Business Machines Corp. (“IBM”) accounted for a significant portion of the Company’s revenues for the respective three and nine month periods ended September 30, 2015 and 2014 as follows:

	For the three months ended		For the nine months ended
	2015	2014	2015	2014
HP Customer A	15.7%	14.8%	14.7%	14.5%
HP Customer B	11.7%	11.9%	11.8%	14.3%
HP Customer C	6.6%	6.5%	6.3%	8.5%
Total HP	34.0%	33.2%	32.8%	37.3%
IBM	36.4%	44.3%	37.8%	39.3%
Total major customers	70.4%	77.5%	70.6%	76.6%
Others	29.6%	22.5%	29.4%	23.4%
Total	100.0%	100.0%	100.0%	100.0%

DIRECT INSITE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 – Major Customers (continued)

As of September 30, 2015 and December 31, 2014, HP and IBM accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	September 30, 2015	December 31, 2014
HP	$557	$1,037
IBM	467	784
Total	$1,024	$1,821

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

HP Enterprise Services (“HP”) accounted for approximately 34.0% and 33.2% of revenue for the three months ended September 30, 2015 and 2014, respectively, and approximately 32.8% and 37.3% of revenue for the nine months ended September 30, 2015 and 2014, respectively. We have three principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated by either party on ninety days advance written notice.

International Business Machines, Inc. (“IBM”), representing approximately 36.4% and 44.3%, of revenue for the three months ended September 30, 2015 and 2014, respectively, and approximately 37.8% and 39.3%, of revenue for the nine months ended September 30, 2015 and 2014, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.   We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units. On October 28, 2013, one of these contracts was extended for a three year period, through December 31, 2016, and is renewable annually thereafter. The other contract was renewed through December 31, 2015, and is renewable annually thereafter.  The contracts may be terminated by either party with ninety days advance written notice.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following is a summary of operating results for the three months ended September 30, 2015 and 2014 (in thousands):

	2015	2014	Increase (Decrease)
Revenues:
Recurring	$1,683	$1,618	$65	4.0%
Non-recurring	241	436	(195)	(44.7)%
Total revenues	1,924	2,054	(130)	(6.3)%

Operating costs and expenses:
Operations, research and development	771	846	(75)	(8.9)%
General and administrative	566	589	(23)	(3.9)%
Sales and marketing	337	423	(86)	(20.3)%
Amortization and depreciation	64	83	(19)	(23.0)%
Total operating costs and expenses	1,738	1,941	(203)	(10.5)%

Operating income (loss)	186	113	73	64.6%

Other income (expense) net	--	(1)	1	0%
Provision for Income Tax	24	--	(24)	100%+
Net income	$162	$112	$50	44.6%

Revenues

For the three months ended September 30, 2015, total revenue decreased by $130,000, or 6.3%, to $1,924,000 from $2,054,000 for the comparable prior year period.  Recurring revenue increased by $65,000, or 4.0%, to $1,683,000 for the three months ended September 30, 2015, from $1,618,000 for the comparable prior year period, primarily due to the November 2014 launch of the PAYBOX® integrated receivables solution.  Non-recurring revenue decreased by $195,000, or 44.7%, to $241,000 for the three months ended September 30, 2015, as the non-recurrence of large prior year professional services fees were only partially offset by higher charges for the facilitation of scanning services.

Operating Costs and Expenses

Costs of operations, research and development decreased by approximately $75,000, or 8.9%, to $771,000 for the three months ended September 30, 2015 from $846,000 for the comparable prior year period. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The decrease was primarily due to a headcount-related reduction in compensation expense and lower professional fees, partially offset by higher scanning charges.

General and administrative costs decreased by approximately $23,000, or 3.9%, to $566,000 for the three months ended September 30, 2015 from $589,000 for the comparable prior year period, primarily due to lower professional, legal and accounting fees.

Sales and marketing costs decreased by approximately $86,000, or 20.3%, to $337,000 for the three months ended September 30, 2014 from $423,000 for the comparable prior year period, primarily due to a headcount-related decrease in compensation expense.

Amortization and depreciation decreased by approximately $19,000, or 23.0%, to $64,000 for the three months ended September 30, 2015 from $83,000 for the comparable prior year period, as the amortization of internally developed software costs were offset by existing assets that became fully depreciated during the interim period.

Operating Income

We had operating income of $186,000 for the three months ended September 30, 2015, compared to operating income of $113,000 for the comparable prior year period, due to the aforementioned decrease in operating costs and expenses.

Other Expense

Other expense decreased by approximately $1,000 to $0 for the three months ended September 30, 2015 from $1,000 for the comparable prior year period.

Provision for Income Taxes

We recorded a Florida income tax provision of $24,000 during the third quarter of 2015.

Net Income

Net income increased by approximately $50,000, to $162,000, for the three months ended September 30, 2015, compared to net income of $112,000 for the comparable prior year period, due to the increase in operating income, partially offset by this year’s income tax provision.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following is a summary of operating results for the nine months ended September 30, 2015 and 2014 (in thousands):

	2015	2014	Increase (Decrease)
Revenues:
Recurring	$5,086	$4,872	$214	4.4%
Non-recurring	963	1,297	(334)	(25.8)%
Total revenues	6,049	6,169	(120)	(1.9)%

Operating costs and expenses:
Operations, research and development	2,582	2,596	(14)	(0.1)%
General and administrative	1,752	1,795	(43)	(2.4)%
Sales and marketing	1,117	1,467	(350)	(23.9)%
Amortization and depreciation	220	249	(29)	(11.7)%
Total operating costs and expenses	5,671	6,107	(436)	(7.1)%

Operating income	378	62	316	100.0%+

Other expense, net	(2)	(7)	5	71.4%
Provision for Income Tax	24	--	24	100.0%+

Net income	$352	$55	$297	100.0%+

Revenues

For the nine months ended September 30, 2015, total revenue decreased by $120,000, or 1.9%, to $6,049,000 from $6,169,000 for the comparable prior year period.  Recurring revenue increased by $214,000, or 4.4%, to $5,086,000 for the nine months ended September 30, 2015, from $4,872,000 for the comparable prior year period.  This was due to the November 2014 launch of the PAYBOX® integrated receivables solution and increased usage from certain other customers.  Non-recurring revenue decreased by $334,000, or 25.8%, to $963,000 for the nine months ended September 30, 2015 from $1,297,000 for the comparable prior year period primarily due to the non-recurrence of certain large prior year customer requested modifications.

Operating Costs and Expenses

Costs of operations, research, and development decreased by approximately $14,000, or 0.1%, to $2,582,000 for the nine months ended September 30, 2015 from $2,596,000 for the comparable prior year period.  These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The increased cost was due to higher scanning charges and less costs capitalized for internally developed software, partially offset by lower professional fees.

General and administrative costs decreased by approximately $43,000, or 2.4%, to $1,752,000 for the nine months ended September 30, 2015 from $1,795,000 for the comparable prior year period, primarily due to the non-recurrence of last year’s legal and other professional fees related to the Company’s proxy and Stock Incentive Plan, and intellectual property.

Sales and marketing costs decreased by approximately $350,000, or 23.9%, to $1,117,000 for the nine months ended September 30, 2015 from $1,467,000 for the comparable prior year period, due to a headcount-related decrease in compensation expense.

Amortization and depreciation decreased by approximately $29,000, or 11.7%, to $220,000 for the nine months ended September 30, 2015 from $249,000 for the comparable prior year period as the amortization of internally developed software costs were offset by existing assets that became fully depreciated during the interim period.

Operating Income

Operating income increased by approximately $316,000 to $378,000 for the nine months ended September 30, 2015, compared to operating income of $62,000 for the comparable prior year period, due to the aforementioned decrease in operating costs and expenses.

Other Expense, net

Other expense decreased by approximately $5,000 to $2,000 for the nine months ended September 30, 2015 from $7,000 for the comparable prior year period.

Provision for Income Tax

We recorded a Florida income tax provision of $24,000 during the third quarter of 2015.

Net Income

We had net income of $352,000 for the nine months ended September 30, 2015, an increase of approximately $297,000 from net income of $55,000 for the comparable prior year period, due to the aforementioned increase in operating income.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2015, we had total stockholders’ equity of approximately $4,811,000, working capital of $2,626,000 and an accumulated deficit of $111,283,000.  Our cash increased by $1,161,000 during the nine months ended September 30, 2015, to $2,032,000 of cash on hand as of September 30, 2015, due to decreased accounts receivable and lower operating expenses.

Our primary sources for liquidity come from existing cash on hand and cash generated from operations.  We believe we have sufficient liquidity available to fund our operations for the next twelve months.

During the nine months ended September 30, 2015, cash provided by operations was $1,347,000, compared to cash provided by operating activities of $114,000 for the comparable prior year period.  The increase in cash provided from operations is primarily due to higher profitability and the timing of payments from our customers.

Cash used in investing activities totaled $168,000 and $390,000 for the nine months ended September 30, 2015 and 2014, respectively, with both periods reflecting the capitalization of internally developed software.

Cash used in financing activities totaled $18,000 and $162,000 for the nine months ended September 30, 2015 and 2014, respectively, reflecting payments on equipment notes and capital leases, primarily using cash provided by operations.

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

Item 4.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2015, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 30, 2015, pursuant to the terms of the director compensation plan, each of Mr. Cannavino, Mr. Lund and Mr. Murabito were granted 2,660 shares of restricted stock.  The directors who received grants elected to defer receipt of shares until January 15th of the year following such director’s termination of services as a director.

These awards were made in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended and/or the “no-sale” theory.

For additional information, reference is made to Note 6 of the Condensed Financial Statements.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

10.1	Employment Agreement, effective January 1, 2015 by and between Direct Insite Corp. and Matthew E. Oakes (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2015).

31.1	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	The following materials from Direct Insite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014, (ii) Condensed Statements of Income for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited), (iii) Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (Unaudited), (iv) and Notes to Condensed Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.

November 10, 2015	By:	/s/ Matthew E. Oakes
Matthew E. Oakes, Chairman and Chief Executive Officer

November 10, 2015	By:	/s/ Lowell M. Rush
Lowell M. Rush, Chief Financial Officer