Form 10-K
period 2015-12-31
DIRECT INSITE CORP
filed 2016-03-22
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 0-20660

DIRECT INSITE CORP.
(Exact name of registrant as specified in its charter)

Delaware	11-2895590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 East Broward Boulevard, Suite 1550 Fort Lauderdale, Florida	33394
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (954) 510-3750

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001	OTC – QB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,931,412

As of March 15, 2016, there were 12,656,329 shares of the registrant’s Common Stock outstanding.

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

Our Business

Direct Insite® operates as a software as a service provider (“SaaS”) that provides a powerful unified working capital management platform for Order-to-Cash and Procure-to-Pay processes that facilitate over $160 billion worth of transactions annually between more than 375,000 companies worldwide.

The flagship component of Direct Insite’s unified working capital management platform is PAYBOX®, an Order-to-Cash process that provides an innovative receivables automation solution which combines electronic invoicing, online approvals and adjustments, Payment Card Industry (“PCI”)-compliant electronic payments, and integration with any legacy accounting, enterprise resource planning (“ERP”) or lockbox system.  PAYBOX is sold both through banks to corporate users of their treasury management and lockbox services, and directly to corporations.  Banks and corporations use PAYBOX to reduce Days Sales Outstanding, lower costs, and improve straight-through accounts receivables (“AR”) posting.

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

Direct Insite’s clients include IBM, Siemens, Hewlett Packard Enterprise Services, Saint Gobain, Carlson Wagonlit Travel, and one of the world’s largest financial institutions.

Our revenue comes from (i) recurring, on-going services that are billed monthly; and (ii) non-recurring, professional services derived from the configuration of our software platform.

HP Enterprise Services (“HPE”) accounted for approximately 33%, 38% and 45% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had three principal contracts with HPE providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated by either party on ninety days advance written notice.  In February 2013, we were notified by HPE that one of its clients (which represented a fourth contract), representing approximately 9% of our revenue for the year ended December 31, 2013, was terminating its contract with HPE effective March 31, 2013. As disclosed in our Current Report on Form 8-K filed with the SEC on July 24, 2013, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to sunset its use of our services.  As such, we did not record revenue from this client after June 30, 2013.  Additionally, as disclosed in our Current Reports on Form 8-K filed with the SEC on November 23, 2015 and February 19, 2016, we were notified by HPE that another one of its clients, representing approximately 14.7% of our revenue for the year ended December 31, 2015, was terminating its contract with HPE effective February 23, 2016.  Despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to terminate its use of our services, and accordingly, the Company does not expect to record revenue from this customer beyond that date.

International Business Machines, Inc. (“IBM”), representing approximately 37%, 38% and 32% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  One of these contracts was extended for a three-year period, through December 31, 2016, and is renewable annually thereafter.  The other contract was also renewed, for a one-year period through December 31, 2016, and is renewable annually thereafter.  The contracts may be terminated by either party with ninety days advance written notice.

We have one other customer, representing approximately 10.3%, 9.9%, and 2.1% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  This customer utilizes our accounts payable automation solution and is contracted with us through December 2019.

PRODUCTS AND SERVICES

Direct Insite provides a unified working capital management platform for Order-to-Cash and Procure-to-Pay processes.

Order-to-Cash: PAYBOX®

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

●
Invoice Presentment: Enables billers to present invoices in any format required by payers, including electronic invoicing, invoice network integration, and print. Payers access electronic invoices via a password-protected mailbox on the PAYBOX portal.

●
Online Adjustments & Approvals: Replicates a payer’s workflow to allow for online review, adjustment, and approval of invoices. Payers also can attach supplemental information (such as images of damaged items) for disputes, and manage credits.  Billers receive real-time updates on adjusted invoices.

●
Electronic Payments: Enables payers to control the amount they pay, the payment type, and the settlement date. Payers can upload discount schedules and set rules for how payments are made.  PAYBOX is PCI-compliant and supports most payment types.

●
Integration: Provides a remittance file for reconciliation and posting. PAYBOX is ERP-agnostic, and Direct Insite is an SAP-Certified Business Partner. Additionally, the PAYBOX platform was developed to coexist with legacy lockbox processing platforms.

●	Downstream Financing: Facilitates dynamic discount and supply chain financing.

Direct Insite rounds out its PAYBOX offering with a third-party print/mail partnership to manage the paper-to-electronic transition all firms face.

PAYBOX is delivered exclusively as a SaaS offering.

Although corporations can purchase PAYBOX directly from Direct Insite, we also sell PAYBOX through banks as a white-labeled solution.  The flexibility of PAYBOX helps banks accelerate their integrated receivables strategy.  A bank could, for example, use PAYBOX as an e-invoicing and electronic payments solution for commercial clients, while interfacing with wholesale lockbox to offer an integrated receivables solution later on.

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

The successful launch of PAYBOX in 2014 created a solid partnership with Direct Insite’s global bank client.  As a result of such partnership, we expect PAYBOX will be introduced to the global bank’s existing and potential customers in the future.

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

We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage.  As of December 31, 2015, our research and development group consisted of 14 employees.  Further, when needed, we retain the services of independent professional consultants.  We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position.  For the years ended December 31, 2015, 2014 and 2013, research and development expenses were approximately $1,560,000, $1,738,000 and $2,283,000, respectively.  An additional $194,000 and $474,000 were accounted for as capitalized software in 2015 and 2014, respectively.  We believe that continued investments in research and development are required in order to remain competitive.

COMPETITION

We believe our competitors may provide some or all of the services we provide to the marketplace.  Our competitors offer some of the various components or functions in Accounts Receivable Automation, Accounts Payable Automation and Payments Processing.  Our primary competitors include Ariba, Inc., Basware Corporation, Billtrust, Bottomline Technologies, Corcentric Cloud Solutions, LLC, Direct Commerce Inc., Genpact Limited, Taulia Inc., and Tradeshift Inc., among others.

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

EMPLOYEES

We have 33 employees, of whom 30 are full-time, all in the United States, including 24 in production, development and technical support (21 full-time), 2 in sales and marketing, 2 in technical sales support and post-sales management, and 5 in corporate finance and administration.  Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel.  We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.

INTELLECTUAL PROPERTY

We rely on proprietary knowledge and employ various methods, including confidentiality agreements, to protect our software code, concepts, ideas and documentation of our proprietary technology. We own a copyright for Invoices on-Line (IOL), and trademarks for Direct Insite® and PAYBOX®.

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

Our principal executive office is located at 500 East Broward Boulevard, Suite 1550, Fort Lauderdale, Florida 33394.  Our telephone number is (631) 873-2900.  Our website is www.directinsite.com.  The information on, or that can be accessed through, our website is not incorporated by reference into this annual report and should not be considered to be a part of this annual report.

Item 1A.	RISK FACTORS

Not Applicable.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.	DESCRIPTION OF PROPERTIES

As of December 31, 2015, we maintained leased facilities in the locations listed below:

Annual
Description	Location	Square Footage	Lease Term	Rental Cost
Corporate office	Ft. Lauderdale, FL	5,806	02/08/13 – 07/31/18	$ 191,000
Co-location facility	Miami, FL	Note 1	8/18/15 – 08/17/16	$ 151,000
Co-location facility…...	Amsterdam, Netherlands	Note 2	11/1/14 – 10/31/18	$ 141,000

Note 1.  The co-location facility in Miami, Florida provides rack space for our computer equipment and the rental is not based on square footage used.

Note 2.  The Amsterdam data center is utilized for enterprise cloud services and no physical property is allocated.

Item 3.	LEGAL PROCEEDINGS

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

(a) Market Information

Our common stock is traded on the OTC QB under the symbol “DIRI”.  The following table sets forth the high and low closing prices for our common stock by the quarters indicated:

	Closing Stock Price
	High	Low
Year ended December 31, 2015:
1st Quarter	$0.90	$0.72
2nd Quarter	$1.18	$0.74
3rd Quarter	$1.09	$0.86
4th Quarter	$0.97	$0.54

Year ended December 31, 2014:
1st Quarter	$1.50	$1.15
2nd Quarter	$1.25	$0.53
3rd Quarter	$0.70	$0.49
4th Quarter	$0.86	$0.47

(b)           As of March 15, 2016 there were 2,512 stockholders of record of our common stock.
(c)           In 2015 and 2014, the Company paid no dividends to stockholders.  Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions.  It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

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

HPE accounted for approximately 33% and 38% of our revenue for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had three principal contracts with HPE providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated by either party with ninety days advance written notice.   In November 2015, we were notified by HPE that one of its clients, representing approximately 14.7% of our revenue for the year ended December 31, 2015, was terminating its contract with HPE effective as of February 23, 2016.  As disclosed in our Current Report on Form 8-K filed with the SEC on February 19, 2016, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to terminate its use of our services, and accordingly, the Company does not expect to record revenue after February 23, 2016.

IBM, representing approximately 37% and 38% of our revenue for the years ended December 31, 2015 and 2014, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units.  On October 28, 2013, one of these contracts was extended for a three-year period, through December 31, 2016, and is renewable annually thereafter.  The other contract was also renewed, for a one-year period through December 31, 2016, and is renewable annually thereafter.  These contracts may be terminated on ninety days advance written notice.

We have one other customer, representing approximately 10.3% and 9.9% of our revenue for the years ended December 31, 2015 and 2014, respectively.  This customer utilizes our accounts payable automation solution and is contracted with us through December 2019.

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

Impairment of Long-Lived Assets

ASC 360, Plant, Property, and Equipment, requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  We account for our long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment.  It is our policy to review the value assigned to the Company’s long lived assets, to determine if they have been permanently impaired by adverse conditions whenever events or circumstances indicate the related carrying amount may not be recoverable.  If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.

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

Capitalization of Internally Developed Software

In November 2014, we released the first phase of PAYBOX®, a next generation version of our accounts receivable platform.  It was designed for a global bank client and will be available to all Order-to-Cash process customers. According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, we are able to capitalize the costs associated with the application development stage of a project. We started amortizing capitalized costs of this first phase when the software was ready for use and placed in service in November 2014. The capitalized costs are being amortized on a straight-line basis over the estimated five year useful life of the software.  As additional functionality is added, costs incurred are capitalized in accordance with ASC 350-40.

RESULTS OF OPERATIONS

The following is a summary of our operating results for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014	Increase (Decrease)
Revenues:
Recurring	$6,745	$6,515	$230	3.5%
Non-recurring	1,266	1,780	(514)	(28.9)%
Total revenues	8,011	8,295	(284)	(3.4)%

Operating costs and expenses:
Operations, research and development	3,389	3,456	(67)	(1.9)%
Sales and marketing	1,417	1,889	(472)	(25.0)%
General and administrative	2,321	2,499	(178)	(7.1)%
Amortization and depreciation	289	327	(38)	(11.6)%
Total operating costs and expenses	7,416	8,171	(755)	(9.2)%

Operating income	595	124	471	100%+
Other expense, net	(4)	(10)	6	(60.0)%

Income before provision for income taxes	591	114	477	100%+
Provision for income taxes	23	8	15	100%+

Net income	$568	$106	$462	100%+

Revenues

For the year ended December 31, 2015, revenue decreased $284,000, or 3.4%, to $8,011,000 compared to $8,295,000 in 2014.  Recurring revenue increased $230,000, or 3.5%, to $6,745,000 in 2015 from $6,515,000 in 2014.  This was due to the November 2014 launch of the PAYBOX® integrated receivables solution and increased usage from certain other customers.  Non-recurring revenue decreased by $514,000, or 28.9%, to $1,266,000 in 2015 from $1,780,000 in 2014 primarily due to the non-recurrence of certain large prior year customer-requested modifications, partially offset by higher scanning fees.

Operating Costs and Expenses

Costs of operations, research and development decreased by $67,000, or 1.9%, to $3,389,000 for the year ended December 31, 2015 compared to $3,456,000 in 2014.  These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The decrease was primarily due to reduced salary expense resulting from lower headcount and a decrease in subcontractor usage, partially offset by higher cloud license and service costs and scanning charges.

Sales and marketing costs decreased by approximately $472,000, or 25.0%, to $1,417,000 for the year ended December 31, 2015 from $1,889,000 for the comparable prior year period, primarily due to a headcount-related decrease in compensation expense of $335,000 and decreases in trade show and consulting expense, resulting from a more targeted marketing approach.

General and administrative costs decreased by $178,000, or 7.1%, to $2,321,000 for the year ended December 31, 2015, compared to $2,499,000 in 2014, primarily due to the non-recurrence of last year’s legal and other professional fees related to the Company’s proxy and Stock Incentive Plan, and intellectual property.

Amortization and depreciation expense decreased by $38,000, or 11.6%, to $289,000 for the year ended December 31, 2015 compared to $327,000 in 2014, as the amortization of internally developed software costs were offset by existing assets that became fully depreciated during the year.

Operating Income

For the year ended December 31, 2015, we had operating income of $595,000, compared to operating income of $124,000 for the year ended December 31, 2014, an increase of $471,000.  The increase reflects the savings in operating expenses, partially offset by the decrease in revenue.

Other Expense, net

Other expense, net for the year ended December 31, 2015, was $4,000 compared to $10,000 in 2014, a decrease of $6,000.

Net Income

For the year ended December 31, 2015, we had net income of $568,000 compared to net income of $106,000 for the year ended December 31, 2014, an increase of $462,000.  The increase in net income resulted from the higher year-over-year operating income.

Financial Condition and Liquidity

As of December 31, 2015, the Company had total stockholders’ equity of $5,084,000, working capital of $2,708,000 and an accumulated deficit of $111,067,000. The Company’s cash increased by $1,504,000 during the year ended December 31, 2015, to $2,375,000 on hand as of December 31, 2015, while accounts receivable decreased by $963,000 to $1,444,000.

Cash provided by operating activities for the year ended December 31, 2015 was $1,732,000, and primarily consisted of: (i) net income of $568,000; (ii) non-cash charges for amortization and depreciation of $289,000; (iii) non-cash stock-based compensation expense of $213,000; and (iv) a decrease in accounts receivable of $963,000, partially offset by decreases in accounts payable and accrued liabilities of $217,000 and in deferred revenue of $52,000 and an increase in prepaid expenses and other current assets of $25,000.

Cash provided by operating activities for the year ended December 31, 2014 was $182,000, and primarily consisted of: (i) net income of $106,000; (ii) non-cash charges for amortization and depreciation of $327,000; (iii) non-cash stock-based compensation expense of $179,000; and (iv) an increase in accounts payable and accrued liabilities of $389,000, partially offset by an increase in accounts receivable of $885,000 and increases in deferred revenue of $52,000 and in deferred rent expense of $21,000.

Cash used in investing activities was $203,000 and $495,000 for the years ended December 31, 2015 and 2014, respectively, due primarily to capitalization of internally developed software in both years.

Cash used in financing activities was $25,000 and $187,000 for the years ended December 31, 2015 and 2014, respectively, reflecting payments on capital leases.

As a result of these operating, investing and financing activities, cash increased by $1,504,000 to $2,375,000 at December 31, 2015, compared to a cash decrease of $500,000 to $871,000 at December 31, 2014.

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

The Company does not have any material commitments for capital expenditures.

Net Operating Loss Carry Forwards

At December 31, 2015, the Company had federal and state net operating loss carry-forwards (“NOLs”) remaining of approximately $25 million and $20 million, respectively, which may be available to reduce federal and state taxable income, if any.  These NOLs will expire through 2035.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon an ownership change of a company.  During 2015, we performed an evaluation as to whether an ownership change had taken place.  We believe that there has been no ownership change as such term is defined in Section 382.  If it is determined that an ownership change has taken place, utilization of the NOLs will be subject to limitations in future periods, which could eliminate a substantial portion of the future income tax benefits of the NOLs.

During 2015, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded it is more likely than not that approximately $1,195,000 of tax benefits relating to NOLs will be utilized.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). The term disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment and those criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of March 15, 2016, the names, ages and positions of the directors, executive officers and key employees of the Company are as follows:

			Director
Name	Age	Position	Since
Matthew E. Oakes	53	Chairman of the Board of Directors, Chief Executive Officer and President	2011
James A. Cannavino(1)	71	Director	2000
Paul Lisiak(1)(2)	42	Director	2012
Thomas C. Lund(3)	72	Director	2011
John J. Murabito(1)	60	Director	2011
Lowell Rush	59	Chief Financial Officer, Secretary and Treasurer

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

Paul Lisiak has been a director since May 2012 and is the Managing Partner of Metropolitan Equity Partners, which employs a special situation investment strategy with a particular focus on financial services.  Prior thereto, he was a member of the Global High Yield team at Lazard Asset Management.  Mr. Lisiak graduated with a BA in Economics from the University of Pennsylvania and was an English Speaking Union Fellow. He is currently a board member of CreditMax, Direct Insite Corp (DIRI.QB), New Credit America and Next Level Finance Partners.  He is also an observer at BizFi.com and is an Advisor to GreenOwl Capital Management.  Mr. Lisiak brings to our Board experience in finance and management oversight, as well as the perspective of the Company’s largest outside stockholder, whom he represents.

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

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee.  The Board has determined that each Director who serves on the Audit Committee is independent, as that term is defined by NASDAQ Listing Rule 5605(a)(2).  From January 1, 2015 to December 31, 2015, the Audit Committee consisted of John Murabito, Paul Lisiak, and James Cannavino.  The Board has determined that Messrs. Murabito, who currently serves as Chairman of the Audit Committee, Lisiak and Cannavino each qualify as an Audit Committee financial expert, as that term is defined in applicable regulations of the SEC.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation with respect to the Principal Executive Officer (“PEO”) and Chief Financial Officer for the years ended December 31, 2015 and 2014.

Summary Compensation Table

					All
				Options	Other
		Salary	Bonus	Awards	Compensation	TOTAL
Name	Years	($)	($)	($)(1)	($)(2)	($)
Matthew E. Oakes	2015	$295,000	$102,500	$–	$33,875	$431,375
President, Chief Executive Officer, Chairman of the Board (PEO)(3)	2014	$295,000	$75,000	$–	$31,750	$401,750

Lowell M. Rush	2015	$202,500	$45,000	$44,100	$–	$291,600
Chief Financial Officer(4)	2014	$196,000	$40,000	$–	$--	$236,000

1. This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. See assumptions used in determining the fair value in Note 6 to the financial statements.
2. All other compensation includes the following for each of the executives:
- Mr. Oakes: In 2015, the amount was for a corporate apartment valued at $33,875. In 2014, the amount was for a corporate apartment valued at $31,750.
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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for the named executives as of December 31, 2015:

	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable		Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Matthew E. Oakes	210,000	--		--	$1.15	01/01/2017
Lowell Rush	40,000	40,000	(1)	--	$1.50	12/19/2018
	--	90,000	(2)	--	$0.90	03/31/2020

(1)	These options vest over a four-year period: (i) 20,000 vesting on December 19, 2014, and (ii) 1,667 vesting each month over 36 months beginning on January 19, 2015.
(2)	These options vest over a three-year period: 30,000 vesting on each of March 31, 2016, 2017, and 2018.

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

The Company has three plans under which stock options are currently outstanding: the 2003-A Stock Option/Stock Issuance Plan, the 2004 Stock Option/Stock Issuance Plan (both of which have expired and no future grants may be issued), and the 2014 Option/Stock Issuance Plan. On June 3, 2014, the stockholders approved the 2014 Option/Stock Issuance Plan for 1,200,000 shares.  This plan expires in ten years.  Both options and stock may be granted under this plan.  The 2014 Plan continues the general purpose of the 2004 Plan.

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

The following table summarizes certain information concerning each of the plans.

Plan	Expiration	Original Number of Shares	Options Granted, Net of Forfeitures During 2015	Options Outstanding at December 31, 2015	Restricted Stock Granted and Unissued	Shares Available for Grant at December 31, 2015
2003-A Plan	April 1, 2013	975,000	—	210,000	—	—
2004 Plan	August 20, 2014	1,200,000	(8,020)	299,999	—	—
2014 Plan	June 3, 2024	1,200,000	90,000	90,000	261,260	848,740

Directors Compensation

The following table provides the compensation earned by our non-employee Directors for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
James A. Cannavino (1)	--	$21,874	$10,000	$31,874
Paul Lisiak (2)	$10,000	$21,874	$--	$31,874
Thomas C. Lund (3)	--	$21,874	$10,000	$31,874
John J. Murabito (4)	--	$21,874	$10,000	$31,874

Footnotes

(1)	Mr. Cannavino has been a Director since 2000 and a member of the Audit Committee from since May 25, 2011. As of December 31, 2015, Mr. Cannavino had 210,207 shares of deferred and non-issued stock.
(2)
Mr. Lisiak has been a Director, member of the Audit Committee, and Chairman of the Governance and Nominating Committee since May 21, 2012.  As of December 31, 2015, Mr. Lisiak had 131,372 shares of deferred and non-issued stock.

(3)	Mr. Lund was a Director and member of the Compensation Committee since May 25, 2011. As of December 31, 2015, Mr. Lund had 178,695 shares of deferred and non-issued stock.
(4)
Mr. Murabito has been a Director since May 25, 2011, and has been Chairman of the Audit Committee since May 21, 2012.  As of December 31, 2015, Mr. Murabito had 227,623 shares of deferred and non-issued stock.

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

In January 2008, the Company adopted a Deferred Compensation Plan for Directors whereby the Directors may elect to defer their compensation until January 15th of the year following such director’s termination of services as director.  The Company also reimburses Directors for reasonable expenses incurred in attending Board and Committee meetings.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of February 29, 2016, (i) each person known by the Company to beneficially own more than 5% of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of the Company’s executive officers and directors and (iii) all of the Company’s executive officers and directors as a group.  Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power:

Name of Beneficial Owner (1)	Amount of Common Stock Beneficially Owned	Rights to Acquire Beneficial Ownership Through Exercise of Options and Warrants Within 60 Days	Total Beneficially Owned as % of Outstanding Shares
Metropolitan Equity Partners, LLC (2)	1,782,703	–	13.3%
James Cannavino (3)	2,592,651	6,816	19.4%
Thomas C. Lund (4)	2,444,925	6,816	18.3%
Paul Lisiak (5)	1,910,136	6,816	14.3%
Matthew E. Oakes	404,993	210,000	4.6%
John J. Murabito (6)	363,355	6,816	2.8%
Lowell M. Rush	-	46,667	*
All Officers and Directors as a Group (7 persons)	7,716,060	281,411	59.8%

* = Less than 1%

Footnotes

(1)	Unless otherwise indicated, the address of all Beneficial Owners is c/o Direct Insite, Inc., 500 East Broward Boulevard, Suite 1550, Fort Lauderdale, FL 33394.
(2)	The address of Metropolitan Equity Partners, LLC is 70 East 55th Street, 15th Floor, New York, NY 10022. Amount includes 214,211 shares owned by Metropolitan MEIH19, LP.
(3)	Includes 205,939 shares of restricted stock that have fully vested but not been issued and 6,186 shares of restricted stock that are expected to vest within 60 days.
(4)	Includes 157,353 shares of restricted stock that have fully vested but not been issued, and 6,186 shares of restricted stock that are expected to vest within 60 days.
(5)
Includes 1,782,703 shares of common stock held by Metropolitan Equity Partners, LLC, 127,433 shares of restricted stock that have fully vested but not been issued and 6,186 shares of restricted stock that are expected to vest within 60 days.  Mr. Lisiak serves as Managing Partner of Metropolitan Equity Partners, LLC, which is the Manager of Metropolitan GP Holdings, LLC, Series METVP II ("MetGP II") and Metropolitan GP Holdings, LLC, Series MEIH19 ("MetGP"). MetGP II is the general partner of Metropolitan Venture Partners II, L.P. ("MetVP II") and MetGP is the general partner of Metropolitan MEIH19, LP ("MEIH19"). In addition, Mr. Lisiak is one the members of the board of directors of the general partner of Metropolitan Venture Partners, L.P.

(6)	Includes 226,733 shares of restricted stock that have fully vested but not been issued and 6,186 shares of restricted stock that are expected to vest within 60 days.

The following table sets forth certain information as of December 31, 2015, for all compensation plans (a description of which can be found under Item 11 of this report), including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price Per Share of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	599,999	$1.24	848,740

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following is a summary of the aggregate fees for professional services rendered to us by Marcum LLP, our independent auditors, for the fiscal years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees (1)	$132,000	$139,000
Tax Fees (2)	$7,000	$12,000
All Other Fees (3)	$23,000	$35,000

(1)
Audit Fees in 2015 and 2014 consisted of aggregate fees billed and to be billed for professional services rendered for the audit of our annual financial statements, review of the interim financial statements included in quarterly reports, and consents issued in connection with registration statements or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements.

(2)
Tax Fees in 2015 and 2014 consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning, including fees related to the preparation of federal and state income tax returns.

(3)
Other Fees in 2015 and 2014 consisted of the aggregate fees billed for professional services rendered for the examination of controls and issuance of an SSAE 16 Type II report related to the Company’s global electronic invoice management system.

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

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the index to the Financial Statements.

2.	Exhibits:

Exhibit No.		Description

3.1	(a)	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) of Form S‑1 Registration Statement). (1)

	(b)	Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S‑1 Registration Statement). (1)

	(c)	Certificate of Amendment (Change in Name) (Incorporated by reference to Exhibit 3(a) of Form S‑1 Registration Statement). (1)

	(d)	Certificate of Amendment (Authorizing Increase in Shares of Common Stock) (Incorporated by reference to Exhibit 3 (i) (d) to Form 10-K for the year ended 1995).

	(e)	Certificate of Amendment (Authorizing one for ten reverse-stock split as of March 30, 1998) (Incorporated by reference to Form S-1 Registration Statement). (1)

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

	(k)	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Preferred Stock filed March 29, 2005.

3.2		By‑Laws. (Incorporated by reference to Exhibit 3(d) to the Company’s Form S‑1 Registration Statement). (1)

4.1		Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4 to the Company’s Form S‑1 Registration Statement). (1)

4.2		Securities Purchase Agreement between the Company, Sigma Opportunity Fund, LLC and Metropolitan Venture Partners II, LP (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 31, 2005).

Exhibit No.	Description
10.1	2003 Stock Option /Stock Issuance Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on April 15, 2003).

10.2	2003A Stock Option /Stock Issuance Plan (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed May 6, 2003).

10.3	2004 Stock Option /Stock Issuance Plan (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed November 20, 2006).

10.4	2014 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed May 5, 2014).

10.5	2008 Directors’ Deferred Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on March 26, 2013).

10.6
Stock Purchase and Registration Rights Agreement between the Company and Metropolitan Venture Partners II, L.P. dated as of September 25, 2002 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 25, 2002).

10.7
Stock Purchase and Registration Rights Agreement between the Company and Metropolitan Venture Partners II, L.P. dated as of December 24, 2002 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 24, 2002).

10.8
Amendment letter dated January 29, 2004 to the Statement of Work between IBM Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.28 to the Company’s S-1 registration statement filed on February 19, 2009).

10.9
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

10.1
Master Services Agreement #EDS-2004-01-2005 dated May 7, 2004 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.30 to the Company’s S-1 registration statement filed on February 19, 2009).

10.11
Statement of Work #EDS-2007-05-01 dated May 8, 2007 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.31 to the Company’s S-1 registration statement filed on February 19, 2009).

10.12
Master Services Agreement EIAP (OGS) Amendment (#8) dated June 27, 2007 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.32 to the Company’s S-1 registration statement filed on February 19, 2009).

Exhibit No.	Description
10.13
Statement of Work #EDS-2008-05-07 dated May 7, 2008 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.33 to the Company’s S-1 filed registration statement filed on February 19, 2009).

10.14
Master Services Agreement MIAP (OGS) Amendment (#10) dated August 21, 2008 between Electronic Data Systems Corporation and the Company, portions of the Exhibit have been omitted pursuant to a request for confidential treatment. (Incorporated by reference to Exhibit 10.34 to the Company’s S-1 registration statement filed on February 19, 2009).

10.15
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

10.16	Employment Agreement effective January 1, 2015 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 24, 2015).

10.17	Office Lease Agreement between the Company and CTA Partners, L.P., dated October 24, 2012 (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 26, 2013).

10.18
Agreement, dated October 28, 2013, by and between the Company and International Business Machines Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 20, 2013).

23.1	Consent of Marcum LLP.

31.1	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

Exhibit No.	Description
101
Financial Statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2015 and 2014; (ii) Statements of Operations for the years ended December 31, 2015 and 2014; (iii) Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014; and (iv) Statements of Cash Flows for the years ended December 31, 2015 and 2014.*

Footnotes

(1)	Filed with Form S-1, Registration Statement of the Company Reg. No 3-47322 and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22 day of March, 2016.

DIRECT INSITE CORP.

By:	/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2016:

Signature	Title

/s/ Matthew E. Oakes	President, Chief Executive Officer and Chairman of the Board of Directors
Matthew E. Oakes

/s/ Lowell Rush	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Lowell Rush

/s/ James A. Cannavino	Director
James A. Cannavino

/s/Paul Lisiak	Director
Paul Lisiak

/s/Thomas C. Lund	Director
Thomas C. Lund

/s/John J. Murabito	Director
John J. Murabito

DIRECT INSITE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Direct Insite Corp.

We have audited the accompanying balance sheets of Direct Insite Corp. (the “Company”) as of December 31, 2015 and 2014 and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Direct Insite Corp. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
Fort Lauderdale, FL
March 22, 2016

DIRECT INSITE CORP.
BALANCE SHEETS
(in thousands, except share data)
DECEMBER 31, 2015 AND 2014

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$2,375	$871
Accounts receivable	1,444	2,407
Prepaid expenses and other current assets	405	383

Total current assets	4,224	3,661
Property and equipment, net	934	1,020
Deferred tax assets	1,195	1,195
Other assets	247	244
Total assets	$6,600	$6,120

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,468	$1,789
Current portion of capital lease obligations	11	27
Deferred rent	37	44
Deferred revenue	--	52
Total current liabilities	1,516	1,912
Capital lease obligations, net of current portion	--	9
Total liabilities	1,516	1,921

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,979,536 and 12,759,870 shares issued and 12,939,609 and 12,719,943 shares outstanding in 2015 and 2014, respectively	1	1
Additional paid-in capital	116,478	116,161
Accumulated deficit	(111,067)	(111,635)
Common stock in treasury, at cost; 24,371 shares in 2015 and 2014	(328)	(328)
Total stockholders’ equity	5,084	4,199
Total liabilities and stockholders’ equity	$6,600	$6,120

See notes to financial statements.

DIRECT INSITE CORP.
STATEMENTS OF INCOME
(in thousands, except per share data)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Revenues:
Recurring	$6,745	$6,515
Non-recurring	1,266	1,780
Total revenues	8,011	8,295
Operating costs and expenses:
Operations, research and development	3,389	3,456
Sales and marketing	1,417	1,889
General and administrative	2,321	2,499
Amortization and depreciation	289	327
Total operating costs and expenses	7,416	8,171
Operating income	595	124
Other (expense)	(4)	(10)
Income before provision for income taxes	591	114
Provision for income taxes	23	8
Net income	$568	$106

Basic income per share	$0.04	$0.01

Diluted income per share	$0.04	$0.01

Basic weighted average common shares outstanding	12,846	12,649

Diluted weighted average common shares outstanding	12,865	12,670

See notes to financial statements.

 DIRECT INSITE CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(in thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance January 1, 2014	12,648	$1	$115,982	$(111,741)	$(328)	$3,914

Employee stock based compensation expense	–	–	112	–	–	112
Common stock issued or issuable for directors’ fees	72	–	67	–	–	67
Net income	–	–	–	106	–	106
Balance December 31, 2014	12,720	1	116,161	(111,635)	(328)	4,199

Issuance of common stock in settlement of accrued directors’ fees	112	–	104	–	–	104
Employee stock based compensation expense	–	–	126	–	–	126
Common stock issued or issuable for directors’ fees	108	–	87	–	–	87
Net income	–	–	–	568	–	568

Balance December 31, 2015	12,940	$1	$116,478	$(111,067)	$(328)	$5,084

See notes to financial statements.

DIRECT INSITE CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(in thousands)

	2015	2014
Cash flows from operating activities:
Net income	$568	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	289	327
Deferred taxes	-	(3)
Stock-based compensation expense	213	179
Deferred rent expense	(7)	21

Changes in operating assets and liabilities:
Accounts receivable	963	(885)
Prepaid expenses and other current assets	(25)	(4)
Accounts payable and accrued expenses	(217)	389
Deferred revenue	(52)	52
Total adjustments	1,164	76
Net cash provided by operating activities	1,732	182

Cash flows from investing activities:
Purchases of property and equipment	(9)	(21)
Capitalization of internally developed software	(194)	(474)
Net cash used in investing activities	(203)	(495)

Cash flows from financing activities:
Repayment of capital lease obligations	(25)	(187)
Net cash used in financing activities	(25)	(187)

Net increase (decrease) in cash and cash equivalents	1,504	(500)
Cash and cash equivalents – beginning	871	1,371
Cash and cash equivalents – ending	$2,375	$871

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$9
Cash paid for income taxes	$23	$3

Schedule of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued directors’ fees	$104	$-

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

As described in Note 9, the Company has three major customers (one of which has separate contracts with multiple companies) that accounted for 80.5% and 85.7% of the Company’s revenue for the years ended December 31, 2015 and 2014, respectively.  Loss of any of these customers, or any of the separate contracts under a main customer, could have a material effect on the Company (see Note 10).

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

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Cost of Revenue

Cost of revenue in the statements of income is included in operations, research and development costs and exclusive of amortization and depreciation which is shown separately.  Professional Service costs related to uncompleted milestones are deferred and included in other current assets, when applicable.  The Company expenses research and development costs as incurred except for costs in connection with the internally developed software, which are capitalized during the application development stage.  For the years ended December 31, 2015 and 2014, research and development expenses were approximately $1,560,000 and $1,738,000, respectively.

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

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets (continued)

Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2015 and 2014.

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

The computation of basic and diluted earnings per share is as follows for the year ended December 31, 2015 (in thousands, except per share amounts):

	Net Income	Shares	Per Share
	Numerator	Denominator	Amount
Basic Earnings Per Share
Net income	$568	12,846	$0.04
Effect of Dilutive Securities
Options	–	2
Restricted stock	–	17
Diluted Earnings Per Share	$568	12,865	$0.04

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

For the year ended December 31, 2014 (in thousands, except per share amounts)

	Net Income	Shares	Per Share
	Numerator	Denominator	Amount
Basic Earnings Per Share
Net income	$106	12,649	$0.01
Effect of Dilutive Securities
Options	–	14
Restricted stock	–	7
Diluted Earnings Per Share	$106	12,670	$0.01

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

	Year Ended December 31,
Anti-Dilutive Potential Common Shares	2015	2014
Options	575	487
Restricted stock	8	36

Total Anti-Dilutive Potential Common Shares	583	523

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  Management performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information.  Collections and payments from customers are continuously monitored.  While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.  At December 31, 2015 and 2014, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

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

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2015.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 9.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Per ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, issued in August 2015, the amendments in ASU 2014-09 are effective for a public entity for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its financial statements or notes thereto, as well as, which transition method it intends to use.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740).  The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on an entity’s balance sheet.  The guidance provides that each jurisdiction will now only have one net noncurrent deferred tax asset or liability.  For public companies, the guidance will be effective for fiscal years beginning after December 15, 2016, but early adoption is permitted for all entities.  Management has decided to adopt the guidance for the year ended December 31, 2015 and the guidance was also retrospectively applied to the balance sheet for the year ended December 31, 2014.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the ASU will be effective for fiscal years beginning after December 15, 2018.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the financial statements.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS
Note 3 – Property and Equipment

Property and equipment consist of the following as of December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Computer equipment and purchased software (3 years)	$1,378	$1,372
Internally developed software either placed or not yet placed in service (5 years)	1,101	907
Furniture and fixtures and leasehold improvements (5 – 7 years)	159	156
	2,638	2,435
Less: accumulated depreciation and amortization	(1,704)	(1,415)
Property and equipment, net	$934	$1,020

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2015 and 2014 was approximately $289,000 and $327,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Trade accounts payable	$262	$355
Sales taxes payable	539	539
Accrued directors’ fees	377	453
Other payables and accrued expenses	290	442
Total Accounts Payable and Accrued Expenses	$1,468	$1,789

Note 5 – Capital Lease Obligations

The Company has equipment under two capital lease obligations expiring at various times through June 2016.  At December 31, 2015, the Company has outstanding future minimum payments of approximately $11,000 due in 2016.  The implied annual interest rates related to these capital leases range from 7.4% to 8.9%. As of December 31, 2015, the gross book value and the net book value of the related assets included in property and equipment is approximately $77,000 and $21,000, respectively.    Amortization of assets under capital leases is included in depreciation expense.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity

Preferred Stock

The Company has 2,000,000 authorized preferred shares of which none were issued and outstanding at December 31, 2015 and 2014.

Common Stock, Options and Stock Grants

Year Ended December 31, 2015

During the year ended December 31, 2015, 135,136 restricted common shares were granted to Directors with an aggregate grant date fair value of approximately $100,000.  During the year ended December 31, 2015, approximately 108,064 restricted common shares with an aggregate grant date fair value of approximately $87,000 vested.

During the year ended December 31, 2015, the Company issued 111,602 shares of restricted common stock pursuant to the Company’s Directors’ Deferred Compensation Plan dated January 1, 2008.  These shares were issued to settle approximately $103,175 of accrued directors’ fees to two former directors for past services.

During the year ended December 31, 2015, 90,000 options were awarded to an officer. These options vest over three years with one-third vesting at the end of each of the three years. These options expire after a five year term.  The Company estimated the grant date fair value of the stock options using the Black-Scholes-Merton option model and the following assumptions:  volatility of 90%, risk free rate of 0.89%, dividend rate of zero, and expected term of 3.75 years.  The grant date fair value of the stock options issued was determined to be approximately $44,100.  During the year ended December 31, 2015, the Company recognized approximately $126,000 of expense related to the vesting of outstanding stock options.  For the year ended December 31, 2015, options to acquire 20,980 shares of common stock with a weighted average exercise price of $1.16 expired unexercised, and options to acquire 18,020 shares of common stock with a weighted average exercise price of $1.34 were forfeited.

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

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity (continued)

Stock Option Plans

The Company has granted options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans.  Options generally vest over three to four years and expire five years from the date of the grant.  On June 3, 2014, the Company’s stockholders approved the adoption of the 2014 Stock Incentive Plan (the “2014 Plan”).  The 2014 Plan replaces the 2004 Stock Option/Stock Issuance Plan which expired on August 20, 2014.  The 2014 Plan provides for the grant of non-qualified stock options, incentive stock options, and stock appreciation rights, shares of restricted stock, stock units and shares of unrestricted stock.  Eligible participants include officers, employees and directors.  The aggregate number of shares authorized for issuance under the 2014 Plan is 1,200,000, and is subject to adjustment as described in the 2014 Plan.  There are 848,740 shares available for issue under the 2014 plan.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The following is a summary of stock option activity for the year ended December 31, 2015, relating to all of the Company’s common stock option plans (share amounts are in thousands):

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	549	$1.30	2.72	$--
Granted	90	$0.90	--	$--
Expired	(21)	$1.16	--	$--
Forfeited	(18)	$1.34	--	$--
Outstanding at December 31, 2015	600	$1.24	2.10	$--
Exercisable at December 31, 2015	414	$1.25	1.49	$--

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity (continued)

Stock Option plans (continued)

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the following weighted-average assumptions for the years ended December 31, 2015 and 2014:

	2015	2014
Expected term	3.75 years	3.75 years
Expected volatility	90%	95%
Expected dividend yield	--	--
Risk-free interest rate	0.9%	0.8%

The following table summarizes stock option information as of December 31, 2015:

		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Life	(in thousands)
$0.90	90	4.25 years	--
$1.15	310	1.13 years	300
$1.20	20	0.48 years	20
$1.50	80	2.97 years	40
$1.65	100	2.79 years	54
Total	600	2.10 years	414

As of December 31, 2015, there was approximately $106,000 of unrecognized compensation costs related to stock options outstanding that will be recognized as expense over a weighted average period of 2.17 years.
Restricted Stock Grant

A summary of activity related to the Company’s non-vested stock grants for the year ended December 31, 2015 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2015	51	$0.89
Granted	135	$0.74
Vested	(108)	$0.81
Non-Vested at December 31, 2015	78	$0.74

The future expected expense for non-vested shares is approximately $57,000 and will be recognized on a straight-line basis over the period from January 1, 2016 through December 31, 2016.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS
Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of December 31, 2015 and 2014.

The Company has identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined in ASC 740, Income Taxes.   Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2012 through 2015, the only periods subject to examination.  The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the years ended December 31, 2015 and 2014.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The following table summarizes components of the provision for (benefit from) current and deferred income taxes for the years ended December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Current
Federal	$0	$0
State and other	25	11

Total Current	25	11

Deferred
Federal	(2)	(2)
State and other	0	(1)

Total Deferred	(2)	(3)

Provision for Income Taxes	$23	$8

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 7 – Income Taxes (continued)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2015 and 2014:

	2015	2014

U.S. Federal Statutory Tax Rate	34.0%	34.0%
Permanent items	2.0%	14.0%
State taxes	4.0%	4.0%
Other	(0.0)%	(1.0)%
Decrease in valuation allowance	(36.0)%	(44.0)%

Totals	4.0%	7.0%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2015 and 2014 are summarized as follows:

	2015	2014
	(in thousands)
Deferred Tax Assets
Net operating loss carryforwards	$9,410	$9,583
Tax credit carryforwards	347	347
Fixed and intangible assets	(92)	(17)
Deferred revenue	0	20
Value of stock options and stock compensation	453	380
Deferred rent	14	17
Capital loss carryforward	517	517
Accruals	142	172
	10,791	11,019
Valuation Allowance	(9,596)	(9,824)

Deferred Tax Assets, Net	$1,195	$1,195

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS
Note 7 – Income Taxes (continued)

The change in the valuation allowance for deferred tax assets for the years ended December 31, 2015 and 2014 are summarized as follows:

	2015	2014
	(in thousands)
Beginning Balance	$9,824	$9,874
Change in Allowance	(228)	(50)

Ending Balance	$9,596	$9,824

At December 31, 2015, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $25 million and $20 million, respectively, which may be available to reduce taxable income, if any.  None of the federal NOLs expired in 2015 and 2014, respectively.  The remaining federal and state net operating loss carryforwards expire from 2019 through 2035.  However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon an ownership change of a company.  During 2015, the Company performed an evaluation as to whether an ownership change had taken place.  Management believes that there has been no ownership change as such applies to Section 382.  However, if it is determined that an ownership change has taken place, either historically or in the future, utilization of its NOLs will be subject to limitations, which could eliminate a substantial portion of the future income tax benefits of the NOLs.  The NOL carryforward as of December 31, 2015 included approximately $1,193,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

During 2015, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded it is more likely than not that approximately $1,195,000 of tax benefits relating to NOLs will be utilized.

Note 8 – Commitments and Contingencies

Operating Leases

Operating leases are primarily for office space, data centers, equipment and automobiles.

On October 24, 2012, the Company entered into a 66-month lease, effective February 8, 2013, for 5,806 square feet of office space in downtown Ft. Lauderdale, Florida.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS
Note 8 – Commitments and Contingencies (Continued)

At December 31, 2015, the future minimum lease payments under operating leases are summarized as follows:

Year Ending December 31,	Amount

2016	$545,000
2017	255,000
2018	188,000
Total	$988,000

Rent expense approximated $510,000 and $552,000 for the years ended December 31, 2015 and 2014, respectively.

Employment Agreements

The Company had an employment agreement with Chief Executive Officer Matthew Oakes for a term effective June 1, 2013 through December 31, 2015.  On February 20, 2015, Mr. Oakes’ employment agreement was superseded by a new employment agreement extending the term through December 31, 2017.  The agreement provides for a base salary of $24,583 per month, discretionary and annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and earnings before interest and taxes (“EBIT”) targets.  The agreement also provides for reimbursement of all out-of-pocket expenses reasonably incurred by him in the performance of his duties hereunder and certain severance benefits in the event of termination prior to the expiration date.  If  Mr. Oakes is terminated without cause or resigns from employment for “good reason” (as defined within Mr. Oakes’ employment agreement), he would receive one year of base salary and COBRA coverage at the Company’s expense.

The Company shall continue to make lease payments on the corporate apartment located in Ft. Lauderdale, Florida and utilized by Mr. Oakes through the date of termination of such lease on December 31, 2017.

DIRECT INSITE CORP.
NOTES TO FINANCIAL STATEMENTS

Note 9 – Major Customers

Three customers, HP Enterprise Services (“HPE”), International Business Machines Corp. (“IBM”) and one other customer, accounted for a significant portion of the Company’s revenues as follows:

	% of Total Revenues Year Ended December 31,
	2015	2014
HPE Customer A (see Note 10)	14.7%	15.4%
HPE Customer B	11.9	14.2
HPE Customer C	6.3	8.1
Total HPE	32.9%	37.7%
IBM	37.3	38.1
Other Major Customer	10.3%	9.9%
Total Major Customers	80.5%	85.7%
Others	19.5	14.3
Total	100.0%	100.0%

As of December 31, 2015 and 2014, HPE and IBM, along with two other major customers, accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	December 31,
	2015	2014
Total HPE	$389	$1,037
IBM	467	784
Two Other Major Customers	395	277
Total	$1,251	$2,098

Note 10 – Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued.  In November 2015, the Company was notified by HPE that one of its clients (HPE Customer A in Note 9) was terminating its contract with HPE effective February 23, 2016. Despite the Company’s efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to terminate its use of the Company’s services as of that date.  Based upon its evaluation, the Company did not identify any other recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.