Form 10-Q
period 2016-03-31
DIRECT INSITE CORP
filed 2016-05-11
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

As of May 11, 2016, there were 13,002,652 shares of the registrant’s Common Stock outstanding.

DIRECT INSITE CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

DIRECT INSITE CORP.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,243	$2,375
Accounts receivable	1,599	1,444
Prepaid expenses and other current assets	426	405
Total current assets	4,268	4,224
Property and equipment, net	1,023	934
Deferred tax assets	1,195	1,195
Other assets	249	247
Total assets	$6,735	$6,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,464	$1,468
Current portion of capital lease obligations	2	11
Deferred rent	34	37
Total liabilities	1,500	1,516

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 13,022,646 and 12,979,536 shares issued and 12,982,719 and 12,939,609 shares outstanding in 2016 and 2015, respectively	1	1
Additional paid-in capital	116,518	116,478
Accumulated deficit	(110,956)	(111,067)
Common stock in treasury, at cost; 24,371 shares in 2016 and 2015	(328)	(328)
Total stockholders’ equity	5,235	5,084
Total liabilities and stockholders’ equity	$6,735	$6,600

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands, except per share data)

	For the three months ended
	March 31, 2016	March 31, 2015
Revenues:
Recurring	$1,500	$1,707
Non-recurring	275	353
Total revenues	1,775	2,060
Operating costs and expenses:
Operations, research and development	736	893
General and administrative	590	617
Sales and marketing	276	385
Amortization and depreciation	61	80
Total operating costs and expenses	1,663	1,975
Operating income	112	85
Other expense, net	1	1
Income before provision for income taxes	111	84
Provision for income taxes	-	4
Net income	$111	$80

Basic income per share	$0.01	$0.01

Diluted income per share	$0.01	$0.01

Basic weighted average common stock outstanding	12,928	12,792

Diluted weighted average common stock outstanding	12,928	12,802

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	For the three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net income	$111	$80
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	61	80
Stock-based compensation expense	40	50
Deferred rent expense	(3)	(1)

Changes in operating assets and liabilities:
Accounts receivable	(155)	486
Prepaid expenses and other current assets	(23)	(15)
Accounts payable and accrued expenses	(4)	(135)
Deferred revenue	-	(31)
Total adjustments	(84)	434
Net cash provided by operating activities	27	514

Cash flows used in investing activities:
Expenditures for property and equipment	(50)	--
Capitalization of internally developed software	(100)	(37)

Net cash used in investing activities	(150)	(37)

Cash flows used in financing activities:
Repayment of capital lease obligations	(9)	(5)

Net increase (decrease) in cash and cash equivalents	(132)	472
Cash and cash equivalents – beginning	2,375	871
Cash and cash equivalents – ending	$2,243	$1,343

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1

Schedule of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued directors’ fees	$-	$103

See notes to condensed financial statements.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Nature of Business

Direct Insite Corp. (“Direct Insite” or the “Company”) operates as a Software as a Service (“SaaS”) provider, providing financial supply chain automation and workflow efficiencies within the Procure-to-Pay and Order-to-Cash processes. Specifically, Direct Insite’s global electronic invoice (“e-invoice”) management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a business-to-business transaction based “fee for services” business model.

The Company’s revenue comes from (i) recurring, on-going services that are billed monthly and (ii) non-recurring, professional services derived from the configuration of the Company’s software platform.

Throughout the year, the Company operated redundant data centers in Miami, Florida, and Amsterdam, Netherlands.

As described in Note 9, the Company has three major customers that accounted for 82.1%, and 80.4% of the Company’s revenue for the three months ended March 31, 2016 and 2015, respectively.  Loss of any of these customers would have a material effect on the Company.

In November 2015, we were notified by HP Enterprise Services (“HPE”) that one of its clients, representing approximately 11.0% and 14.2% of our revenue for the three months ended March 31, 2016 and 2015, respectively, was terminating its contract with HPE effective February 23, 2016.  As disclosed in our Current Report on Form 8-K filed with the SEC on February 19, 2016, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to terminate its use of our services, and accordingly, the Company does not expect to record revenue from this client after February 2016.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed interim financial statements include the accounts of Direct Insite. The condensed balance sheet as of March 31, 2016, and the statements of operations and cash flows for the three months ended March 31, 2016 and 2015 have not been audited.  These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to quarterly report on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The December 31, 2015 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  These interim condensed financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three months ended March 31, 2016, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2016.

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

Internally Developed Software

The Company released the first phase of PAYBOX®, a next generation version of its accounts receivable platform in November 2014.  It was designed for a global bank and is available to all Order-to-Cash process customers.  According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company is able to capitalize the costs associated with the application development stage of a project.  The Company started amortizing capitalized costs when the software was ready for use and placed in service in November 2014.  The capitalized costs are being amortized on a straight-line basis over the estimated five year useful life of the software.  As additional functionality is added, costs incurred are capitalized in accordance with professional standards.  Precontract software development costs are generally charged to operating costs and expenses as incurred, however, in accordance with professional standards the Company defers precontract costs when such costs are directly associated with specific anticipated contracts for which recovery is probable.

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

The computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	For the three months ended March 31,
	2016	2015
Basic weighted average shares outstanding……...	12,928	12,792
Restricted stock grants	-	10
Weighted average shares outstanding-diluted	12,928	12,802

The weighted average securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following (in thousands):

	For the three months ended March 31,
	2016	2015
Options to purchase common stock	563	629
Restricted stock grants	225	14
Potential anti-dilutive common stock	788	643

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by the Federal Depository Insurance Corporation at March 31, 2016 and December 31, 2015.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 9.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Note 2 – Summary of Significant Accounting Policies (continued)

Recently Issued and Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected to adopt this standard early and applied it as of January 1, 2016, with no significant impact on our financial statements.

Note 3 – Property and Equipment

Property and equipment consist of the following at March 31, 2016 and December 31, 2015:

	2016	2015
	(in thousands)
Computer equipment and purchased software (3 years)	$1,428	$1,378
Internally developed software either placed or not yet placed in service (5 years)	1,201	1,101
Furniture and fixtures and leasehold improvements (5 – 7 years)	159	159
	2,788	2,638
Less: accumulated depreciation and amortization	(1,765)	(1,704)
Property and equipment, net	$1,023	$934

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2016 and 2015 was approximately $61,000 and $80,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2016 and December 31, 2015 as follows:

	2016	2015
	(in thousands)
Trade accounts payable	$316	$262
Sales taxes payable	539	539
Accrued directors’ fees	385	377
Other accrued expenses	224	290
Total accounts payable and accrued expenses	$1,464	$1,468

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Note 5 – Capital Lease Obligations

The Company has equipment under two capital lease obligations expiring at various times through June 2016.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

The implied interest rates related to these capital leases range from 7.4% to 8.9%. The gross book value and the net book value of the related assets are approximately $77,000 and $8,000, respectively, as of March 31, 2016, and $77,000 and $21,000, respectively, as of December 31, 2015.  Amortization of assets under capital leases is included in depreciation expense.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock, of which none were issued or outstanding as of March 31, 2016 and December 31, 2015.

Common Stock, Options and Stock Grants

Three Months Ended March 31, 2016

During the three months ended March 31, 2016, 161,812 restricted common shares were granted with an aggregate grant date fair value of approximately $100,000.  During the three months ended March 31, 2016, approximately 43,110 restricted common shares with an aggregate grant date fair value of approximately $29,374 vested.

During the three months ended March 31, 2016, the Company recognized $11,000 of stock-based compensation related to the vesting of stock options.

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

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Note 6 – Stockholders’ Equity (continued)

Stock Option Plans

The Company has granted options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans.  Options generally vest over three to four years and expire five years from the date of the grant.  On June 3, 2014, the Company’s stockholders approved the adoption of the 2014 Stock Incentive Plan (the “2014 Plan”).  The 2014 Plan replaces the 2004 Stock Option/Stock Issuance Plan which expired on August 20, 2014.  The 2014 Plan provides for the grant of non-qualified stock options, incentive stock options, and stock appreciation rights, shares of restricted stock, stock units and shares of unrestricted stock.  Eligible participants include officers, employees and directors.  The aggregate number of shares authorized for issuance under the 2014 Plan is 1,200,000, and is subject to adjustment as described in the 2014 Plan.  As of March 31, 2016, 651,464 shares were available for issuance under the 2014 plan.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The following is a summary of stock option activity for three months ended March 31, 2016, relating to all of the Company’s common stock plans:

			Weighted Average
		Weighted	Remaining
	Shares	Average Exercise	Contractual Term	Aggregate Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at January 1, 2016	600	$1.24	2.10	$--
Forfeited	(100)	$1.65
Outstanding at March 31, 2016	500	$1.16	1.71	$--
Exercisable at March 31, 2016	400	$1.17	0.99	$--

The following table summarizes stock option information as of March 31, 2016:

Outstanding Options
		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Life	(in thousands)
$0.90	90	4.00 Years	30
$1.15	310	0.88 years	306
$1.20	20	0.23 years	20
$1.50	80	2.72 years	44
Total	500	1.71 years	400

As of March 31, 2016, there was approximately $56,000 of unrecognized compensation costs related to stock options outstanding.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Note 6 – Stockholders’ Equity (continued)

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of March 31, 2016 and changes during the three months ended March 31, 2016 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2016	78	$0.74
Granted	161	$0.62
Vested	(43)	$0.68
Non-Vested at March 31, 2016	196	$0.65

The future expected expense as of March 31, 2016 for non-vested shares is approximately $128,000 and will be recognized as expense through December 31, 2017.

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of March 31, 2016 and December 31, 2015.

The Company has identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2012 through 2015, the only periods subject to examination.  The Company believes that its income tax positions and deductions would be sustained upon audit and does not anticipate any adjustments that would result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three months ended March 31, 2016 and 2015.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

 As of March 31, 2016, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $25 million and $20 million, respectively, which may be available to reduce taxable income, if any. Remaining federal and state net operating loss carry forwards expire from 2019 through 2035. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2015, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control in accordance with Section 382.  However, if it is determined that an ownership change has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could eliminate a substantial portion of the future income tax benefits of the NOLs.  The NOL carryforward as of March 31, 2016 included approximately $1,193,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

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

Note 9 – Major Customers

Three customers, HP Enterprise Services (“HPE”), inclusive of its underlying customers, International Business Machines Corp. (“IBM”) and one other customer, accounted for a significant portion of the Company’s revenues as follows:

	% of Total Revenues Three Months Ended March 31,
	2016	2015
HPE Customer A	11.0%	14.2%
HPE Customer B	13.2	11.2
HPE Customer C	7.9	6.2
Total HPE	32.1%	31.6%
IBM	38.3	39.7
Other Major Customer	11.7	9.1
Total Major Customers	82.1%	80.4%
Others	17.9	19.6
Total	100.0%	100.0%

In November 2015, the Company was notified by HPE that one of its clients (HPE Customer A above) was terminating its contract with HPE effective February 23, 2016. Despite the Company’s efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to terminate its use of the Company’s services as of that date.

As of March 31, 2016 and December 31, 2015, HPE and IBM, along with one other major customer, accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	2016	2015
Total HPE	$735	$389
IBM	453	467
One Other Major Customer	208	224
Total	$1,396	$1,080

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

HP Enterprise Services (“HPE”) accounted for approximately 32.1% and 31.6% of revenue for the three months ended March 31, 2016 and 2015, respectively. As of December 31, 2015, we had three principal contracts with HP providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated by either party with ninety days advance written notice.   In November 2015, we were notified by HPE that one of its clients, representing approximately 11.0% and 14.2% of our revenue for the three months ended March 31, 2016 and 2015, respectively was terminating its contract with HPE effective February 23, 2016.  As disclosed in our Current Report on Form 8-K filed with the SEC on February 19, 2016, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to terminate its use of our services, and accordingly, the Company does not expect to record revenue from this client after February 2016.

International Business Machines, Inc. (“IBM”), representing approximately 38.3% and 39.7%, of revenue for the three months ended March 31, 2016 and 2015, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.  We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units. On October 28, 2013 one of these contracts was extended for a three year period, through December 31, 2016, and is renewable annually thereafter. The other contract was renewed through December 31, 2016, and is renewable annually thereafter.  The contracts may be terminated by either party with ninety days advance written notice.

We have one other customer, representing approximately 11.7% and 9.1% of our revenue for the three months ended March 31, 2016 and 2015, respectively.  This customer utilizes our accounts payable automation solution and is contracted with us through December 2019.

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

RESULTS OF OPERATIONS

The following is a summary of our operating results for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	2016	2015	Increase (Decrease)
Revenues:
Recurring	$1,500	$1,707	$(207)	(12.1)%
Non-recurring	275	353	(78)	(22.1)%
Total revenues	1,775	2,060	(285)	(13.8)%

Operating costs and expenses:
Operations, research and development	736	893	(157)	(17.6)%
General and administrative	590	617	(27)	(4.4)%
Sales and marketing	276	385	(109)	(28.3)%
Amortization and depreciation	61	80	(19)	(23.8)%
Total operating costs and expenses	1,663	1,975	(312)	(15.8)%

Operating income	112	85	27	31.8%

Other expense, net	1	1	-	0.0%
Provision for income taxes	-	4	(4)	(100.0)%

Net income	$111	$80	$31	38.8%

Revenues

For the three months ended March 31, 2016, total revenue decreased by $285,000, or 13.8%, to $1,775,000 from $2,060,000 for the comparable prior year period.  Recurring revenue decreased by $207,000, or 12.1%, to $1,500,000 for the three months ended March 31, 2016, from $1,707,000 for the comparable prior year period, due to the February 2016 termination of the HPE customer previously noted and lower volume at certain other customers.  Non-recurring revenue decreased by $78,000, or 22.1%, to $275,000 for the three months ended March 31, 2016, from $353,000 for the three months ended March 31, 2015, as the non-recurrence of large prior year professional services fees were only partially offset by higher charges for the facilitation of scanning services.

Operating Cost and Expenses

Costs of operations, research and development decreased by approximately $157,000, or 17.6%, to $736,000 for the three months ended March 31, 2016 from $893,000 for the comparable prior year period. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  A headcount-related decrease in salary expense, was mostly offset by less costs capitalized for internally developed software and higher scanning charges.

General and administrative costs decreased by approximately $27,000, or 4.4%, to $590,000 for the three months ended March 31, 2016 from $617,000 for the comparable prior year period, as higher payroll costs and professional fees were partially offset by the non-recurrence of the prior period’s legal and other expenses.

Sales and marketing costs decreased by approximately $109,000, or 28.3%, to $276,000 for the three months ended March 31, 2016 from $385,000 for the comparable prior year period, primarily due to a decrease in trade show (timing-related) and sales compensation expense.

Amortization and depreciation decreased by approximately $19,000, or 23.8%, to $61,000 for the three months ended March 31, 2016 from $80,000 for the comparable prior year period, due to existing assets that became fully depreciated during 2015.

Operating Income

We had net operating income of $112,000 for the three months ended March 31, 2016, compared to net operating income of $85,000 for the comparable prior year period, due to the aforementioned decrease in operating costs and expenses, partially offset by the decline in revenue.

Other Expense

Other expense remained the same at $1,000 for the three months ended March 31, 2016 from $1,000 for the comparable prior year period.  No provision for income taxes was recorded during the first quarter of 2016 as compared with a provision of $4,000 in the prior year first quarter.

Net Income

We had net income of $111,000 for the three months ended March 31, 2016, an increase of approximately $31,000 from net income of $80,000 for the comparable prior year period, due to the aforementioned increase in operating income.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2016, we had total stockholders’ equity of approximately $5,235,000, working capital of $2,768,000 and an accumulated deficit of $110,956,000.  Our cash decreased by $132,000 during the three months ended March 31, 2016, to $2,243,000 on hand as of March 31, 2016, with a corresponding increase in trade accounts receivable of $155,000 for a total receivable of $1,599,000.

Our primary sources for liquidity come from existing cash on hand and cash generated from operations.  We believe we have sufficient liquidity available to fund our operations for the next twelve months.

During the three months ended March 31, 2016, cash provided by operations was $27,000, compared to cash provided by operations of $514,000 for the three months ended March 31, 2015.  The decrease in cash provided by operations is primarily due to the timing of collections from our customers and the timing of payments to our vendors.

Cash used in investing activities totaled $150,000 and $37,000 for the three months ended March 31, 2016 and 2015, respectively, with both periods reflecting the capitalization of internally developed software and 2016 reflecting the purchase of property and equipment.

Cash used in financing activities totaled $9,000 and $5,000 for the three months ended March 31, 2016 and 2015, respectively, with both periods reflecting payments on capital leases, primarily using cash provided by operations.

OUR CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in the audited financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Reported on Form 10-K filed with the SEC on March 22, 2016.

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

Item 4.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2016, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    Other Information

Item 1.    Legal Proceedings

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business, and no such proceedings are known to be contemplated.

Item 1A.    Risk Factors

Not required.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

Pursuant to the terms of the Company’s director compensation plan, each non-officer director of the Company was entitled to receive an award on January 1, 2016 of restricted shares of common stock vesting daily over two years, as follows: James A. Cannavino, Paul Lisiak, Thomas C. Lund, and John J. Murabito, each 40,453 shares.  These directors elected to defer receipt of the shares until January 15th of the year following such director’s termination of services as director.

In addition, on March 31, 2016, pursuant to the terms of the director compensation plan, each of Mr. Cannavino, Mr. Lund, and Mr. Murabito were granted 3,731 shares.  These directors elected to defer receipt of the shares until January 15th of the year following such director’s termination of services as director.

These awards were made in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended and/or the “no-sale” theory.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description

10.1	Employment Agreement, effective January 1, 2015 by and between Direct Insite Corp. and Matthew E. Oakes (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2015).

31.1	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	The following materials from Direct Insite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015, (ii) Condensed Statements of Income for the Three Months Ended March 31, 2016 and 2015 (Unaudited), (iii) Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (Unaudited), (iv) and Notes to Condensed Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.

May 11, 2016	By:	/s/ Matthew E. Oakes
Matthew E. Oakes
Chief Executive Officer

May 11, 2016	By:	/s/ Lowell M. Rush
Lowell M. Rush
Chief Financial Officer