Form 10-Q
period 2016-06-30
DIRECT INSITE CORP
filed 2016-08-11
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

As of August 11, 2016, there were 13,040,752 shares of the registrant’s Common Stock outstanding.

DIRECT INSITE CORP.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Information

DIRECT INSITE CORP.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,503	$2,375
Accounts receivable	1,182	1,444
Prepaid expenses and other current assets	349	405
Total current assets	4,034	4,224
Property and equipment, net	1,127	934
Deferred tax assets	1,195	1,195
Other assets	224	247
Total assets	$6,580	$6,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,251	$1,468
Capital lease obligations	--	11
Deferred rent	31	37
Total current liabilities	1,282	1,516

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 13,063,769 and 12,979,536 shares issued and 13,023,842 and 12,939,609 shares outstanding in 2016 and 2015, respectively	1	1
Additional paid-in capital	116,555	116,478
Accumulated deficit	(110,930)	(111,067)
Common stock in treasury, at cost; 24,371 shares in 2016 and 2015	(328)	(328)
Total stockholders’ equity	5,298	5,084
Total liabilities and stockholders’ equity	$6,580	$6,600

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except share data)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Recurring	$1,307	$1,696	$2,807	$3,403
Non-recurring	356	369	631	722
Total revenues	1,663	2,065	3,438	4,125
Operating costs and expenses:
Operations, research and development	611	918	1,347	1,811
General and administrative	569	565	1,159	1,186
Sales and marketing	398	395	674	780
Amortization and depreciation	59	76	120	156
Total operating costs and expenses	1,637	1,954	3,300	3,933
Operating income	26	111	138	192
Other expense, net	1	1	1	2
Income before provision for income taxes	25	110	137	190
Provision for income taxes	–	–	–	–
Net income	$25	$110	$137	$190

Basic income per share attributable to common stockholders	$0.00	$0.01	$0.01	$0.01

Diluted income per share attributable to common stockholders	$0.00	$0.01	$0.01	$0.01

Basic weighted average common stock outstanding	12,971	12,837	12,950	12,814

Diluted weighted average common stock outstanding	12,980	12,862	12,955	12,832

See notes to condensed financial statements.

DIRECT INSITE CORP.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	For the six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net income	$137	$190
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	120	156
Stock-based compensation expense	77	104
Deferred rent expense	(6)	(3)

Changes in operating assets and liabilities:
Accounts receivable	262	796
Prepaid expenses and other current assets	79	26
Accounts payable and accrued expenses	(217)	(289)
Deferred revenue	--	(52)
Total adjustments	315	738
Net cash provided by operating activities	452	928

Cash flows from investing activities:
Expenditures for property and equipment	(52)	(3)
Capitalization of internally developed software	(261)	(89)

Net cash used in investing activities	(313)	(92)

Cash flows from financing activities:
Repayment of capital lease obligations	(11)	(13)

Net cash used in financing activities	(11)	(13)

Net increase in cash and cash equivalents	128	823
Cash and cash equivalents – beginning	2,375	871
Cash and cash equivalents – ending	$2,503	$1,694

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$2
Cash paid for income taxes	$--	$--

Issuance of common stock in settlement of accrued directors’ fees	$--	$103

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

As described in Note 9, the Company has three major customers that accounted for 75.8% and 81.3% of the Company’s revenue for the three months ended June 30, 2016 and 2015, respectively, and 79.1% and 80.9% of the Company’s revenue for the six months ended June 30, 2016 and 2015, respectively.  Loss of any of these customers would have a material effect on the Company.

In November 2015, we were notified by HP Enterprise Services (“HPE”) that one of its clients, representing approximately 5.7% and 14.2% of our revenue for the six months ended June 30, 2016 and 2015, respectively, was terminating its contract with HPE effective February 23, 2016.  As disclosed in our Current Report on Form 8-K filed with the SEC on February 19, 2016, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to terminate its use of our services, and accordingly, the Company has not recorded revenue from this client after February 2016.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed interim financial statements include the accounts of Direct Insite. The condensed balance sheet as of June 30, 2016, and the statements of operations and cash flows for the three and six months ended June 30, 2016 and 2015 have not been audited.  These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to quarterly report on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The December 31, 2015 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  These interim condensed financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items.  The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Internally Developed Software

The Company released the first phase of PAYBOX®, a new version of its accounts receivable platform in November 2014.  It was designed for a global bank and is available to all Order-to-Cash process customers.  According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company is able to capitalize the costs associated with the application development stage of a project.  The Company started amortizing capitalized costs when the software was ready for use and placed in service in November 2014.  The capitalized costs are being amortized on a straight-line basis over the estimated five year useful life of the software.  As additional functionality is added, costs incurred are capitalized in accordance with ASC 350-40. Precontract software development costs are generally charged to operating costs and expenses as incurred, however, in accordance with professional standards the Company defers precontract costs when such costs are directly associated with specific anticipated contracts for which recovery is probable.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method.  This method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates.  Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  In addition, the Company expects to provide a valuation allowance on the remaining future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the remaining assets, or other significant positive evidence arises that suggests its ability to utilize the remaining assets.  The future realization of a portion of reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the statement of income, but rather will result in an increase in additional paid-in capital. The Company will continue to re-assess its reserves on deferred income tax assets in future periods on a quarterly basis.

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

The computation of diluted weighted average shares outstanding used in the calculation of diluted earnings per share for the three and six months ended June 30, 2016 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	12,971	12,837	12,950	12,814
Restricted stock grants	9	25	5	18
Diluted weighted average shares outstanding.	12,980	12,862	12,955	12,832

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	498	629	531	629
Unvested stock grants	48	10	137	12
Potential anti-dilutive common shares	546	639	668	641

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable.  The Company has cash deposits in excess of the maximum amounts insured by the Federal Depository Insurance Corporation at June 30, 2016 and December 31, 2015.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 9.

Recently Issued and Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected to adopt this standard early and applied it as of January 1, 2016, with no significant impact on its financial statements.

Several ASUs were issued during March through May 2016 that modified ASU 2014-09, Revenue from Contracts with Customers.  The Company is currently evaluating the effect of the new accounting guidance, including these modifications, on its financial statements or notes thereto.

Note 3 – Property and Equipment

Property and equipment consist of the following at June 30, 2016 and December 31, 2015:

	2016	2015
	(in thousands)
Computer equipment and purchased software (3 years)	$1,427	$1,378
Internally developed software either placed or not yet placed in service (5 years)	1,363	1,101
Furniture and fixtures and leasehold improvements (5 – 7 years)	161	159
	2,951	2,638
Less: accumulated depreciation and amortization	(1,824)	(1,704)
Property and equipment, net	$1,127	$934

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2016 and 2015 was approximately $59,000 and $76,000, respectively.  Depreciation and amortization expense related to property and equipment for the six months ended June 30, 2016 and 2015 was approximately $120,000 and $156,000, respectively.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2016 and December 31, 2015:

	2016	2015
	(in thousands)
Trade accounts payable	$153	$262
Sales taxes payable	539	539
Accrued directors’ fees	392	377
Other accrued expenses	167	290
Total accounts payable and accrued expenses	$1,251	$1,468

Note 5 – Capital Lease Obligations

The Company had equipment under two capital lease obligations that expired at various times through June 2016.  As of June 30, 2016, there are no remaining future payments.   The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets.

The implied interest rates related to these capital leases ranged from 7.4% to 8.9%. The gross book value and the net book value of the related assets are approximately $77,000 and $0, respectively, as of June 30, 2016, and $77,000 and $21,000, respectively, as of December 31, 2015.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock, of which none were issued or outstanding as of June 30, 2016 and December 31, 2015.

Common Stock, Options and Stock Grants

Six Months Ended June 30, 2016

During the six months ended June 30, 2016, 161,812 restricted common shares were granted with an aggregate grant date fair value of approximately $100,000.  During the six months ended June 30, 2016, 84,233 restricted common shares with an aggregate grant date fair value of approximately $57,000 vested.  During the six months ended June 30, 2016, the Company recognized approximately $21,000 of stock based compensation expense related to the expected vesting of stock options.

Six Months Ended June 30, 2015

During the six months ended June 30, 2015, 135,000 restricted common shares were granted with an aggregate grant date fair value of approximately $100,000.  During this time, approximately 54,000 restricted common shares with an aggregate grant date fair value of approximately $44,000 vested. During the six months ended June 30, 2015, the Company issued 111,602 shares of restricted common stock pursuant to the Company’s Directors’ Deferred Compensation Plan dated January 1, 2008 (the “Directors’ Deferred Compensation Plan”).  These shares were issued to settle approximately $103,175 of accrued directors’ fees to two former directors for past services. During the six months ended June 30, 2015, the Company recognized $60,466 of stock based compensation expense related to the expected vesting of 83,670 options. Outstanding options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date.  In March 2015, 90,000 options were awarded to employees. These options vest over three years with 33% vesting at the end of each of the three years. These options expire after a five-year term.

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

Stock Option Plans

The Company has granted options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans.  Options generally vest over three to four years and expire five years from the date of the grant.  On June 3, 2014, the Company’s stockholders approved the adoption of the 2014 Stock Incentive Plan (the “2014 Plan”).  The 2014 Plan replaces the 2004 Stock Option/Stock Issuance Plan which expired on August 20, 2014.  The 2014 Plan provides for the grant of non-qualified stock options, incentive stock options, and stock appreciation rights, shares of restricted stock, stock units and shares of unrestricted stock.  Eligible participants include officers, employees and directors.  The aggregate number of shares authorized for issuance under the 2014 Plan is 1,200,000, and is subject to adjustment as described in the 2014 Plan.  As of June 30, 2016, 640,169 shares were available for issuance under the 2014 Plan.  Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The following is a summary of stock option activity for the six months ended June 30, 2016, relating to all of the Company’s common stock plans:

			Weighted Average
		Weighted	Remaining
	Shares	Average Exercise	Contractual Term	Aggregate Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at January 1, 2016	600	$1.24	2.10	$--
Expired	(20)	$1.20	--	$--
Forfeited	(100)	$1.65
Outstanding at June 30, 2016	480	$1.16	1.52	$--
Exercisable at June 30, 2016	390	$1.18	0.82	$--

The following table summarizes stock option information as of June 30, 2016:

Outstanding Options
		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Life	(in thousands)
$0.90	90	3.75 Years	30
$1.15	310	0.63 years	310
$1.50	80	2.47 years	50
Total	480	1.52 years	390

As of June 30, 2016, there was approximately $45,000 of unrecognized compensation costs related to stock options outstanding.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Stockholders’ Equity (continued)

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of June 30, 2016 and changes during the six months then ended is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2016	78	$0.66
Granted	161	$0.62
Vested	(84)	$0.68
Non-Vested at June 30, 2016	155	$0.65

The future expected expense as of June 30, 2016 for non-vested shares is approximately $100,000 and will be recognized as expense through December 31, 2017.

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of June 30, 2016 and December 31, 2015.

The Company has identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined in ASC 740.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The Company’s evaluation was performed for tax years ended 2012 through 2015, the only periods subject to examination.  The Company believes that its income tax positions and deductions would be sustained upon audit and does not anticipate any adjustments that would result in a material change to its financial position.  The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense.  No interest or penalties on income taxes have been recorded during the three months ended June 30, 2016 and 2015.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

 As of June 30, 2016, the Company has federal and state net operating loss carryforwards (“NOLs”) remaining of approximately $25 million and $20 million, respectively, which may be available to reduce taxable income, if any. Remaining federal and state net operating loss carry forwards expire from 2019 through 2035. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company.  During 2015, the Company performed an evaluation as to whether a change in control had taken place.  Management believes that there has been no change in control in accordance with Section 382.  However, if it is determined that an ownership change has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could eliminate a substantial portion of the future income tax benefits of the NOLs.  The NOL carryforward as of June 30, 2016 included approximately $1,195,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

DIRECT INSITE CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 –Commitment and Contingencies

The Company had an employment agreement with Matthew E. Oakes, Chief Executive Officer and Chairman of the Board of Directors, for a term effective June 1, 2013 through December 31, 2015.  On February 20, 2015, Mr. Oakes’ employment agreement was superseded by a new employment agreement extending the term through December 31, 2017.  The agreement provides for a base salary of $24,583 per month, discretionary and annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and earnings before interest and taxes (“EBIT”) targets.  The agreement also provides for reimbursement of all out-of-pocket expenses reasonably incurred by him in the performance of his duties hereunder and certain severance benefits in the event of termination prior to the expiration date.  If Mr. Oakes is terminated without cause or resigns from employment for “good reason” (as defined within Mr. Oakes’ employment agreement), he would receive one year of base salary and COBRA coverage at the Company’s expense.  The Company shall continue to provide corporate lodging to Mr. Oakes through the term of his agreement.

Note 9 – Major Customers

Three customers, HP Enterprise Services (“HPE”), inclusive of its underlying customers, International Business Machines Corp. (“IBM”) and one other customer, accounted for a significant portion of the Company’s revenues for the respective three and six month periods ended June 30, 2016 and 2015 as follows:

	For the three months ended		For the six months ended
	2016	2015	2016	2015
HPE Customer A	--%	14.2%	5.7%	14.2%
HPE Customer B	13.5	12.6	13.3	11.9
HPE Customer C	6.3	6.0	7.1	6.1
Total HP	19.8%	32.8%	26.1%	32.2%
IBM	41.9	37.2	40.1	38.5
Other Major Customer	14.1	11.3	12.9	10.2
Total Major Customers	75.8%	81.3%	79.1%	80.9%
Others	24.2	18.7	20.9	19.1
Total	100.0%	100.0%	100.0%	100.0%

Three customers accounted for a significant portion of the Company’s accounts receivable as follows as of the following dates (in thousands):

	June 30, 2016	December 31, 2015
HPE	$261	$389
IBM	455	467
One Other Major Customer	232	224
Total	$948	$1,080

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

HP Enterprise Services (“HPE”) accounted for approximately 19.8% and 32.8% of revenue for the three months ended June 30, 2016 and 2015, respectively, and approximately 26.1% and 32.2% of revenue for the six months ended June 30, 2016 and 2015, respectively. As of December 31, 2015, we had three principal contracts with HPE providing e-invoice services.  These contracts have terms ranging from one to five years.  The contracts may be terminated by either party with ninety days’ advance written notice.   In November 2015, we were notified by HPE that one of its clients, representing approximately 5.7% and 14.2% of our revenue for the six months ended June 30, 2016 and 2015, respectively was terminating its contract with HPE effective February 23, 2016.  As disclosed in our Current Report on Form 8-K filed with the SEC on February 19, 2016, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to terminate its use of our services, and accordingly, the Company has not recorded revenue from this client after February 2016.

International Business Machines, Inc. (“IBM”), representing approximately 41.9% and 37.2%, of revenue for the three months ended June 30, 2016 and 2015, respectively, and approximately 40.1% and 38.5%, of revenue for the six months ended June 30, 2016 and 2015, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet.   We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units. On October 28, 2013, one of these contracts was extended for a three year period, through December 31, 2016, and is renewable annually thereafter. The other contract was renewed through December 31, 2015, and is renewable annually thereafter.  The contracts may be terminated by either party with ninety days’ advance written notice.

We have one other customer, representing approximately 14.1% and 11.3% of our revenue for the three months ended June 30, 2016 and 2015, respectively, and approximately 12.9% and 10.2%, of revenue for the six months ended June 30, 2016 and 2015.   This customer utilizes our accounts payable automation solution and is contracted with us through December 2019.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following is a summary of our operating results for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	2016	2015	Increase (Decrease)
Revenues:
Recurring	$1,307	$1,696	$(389)	(22.9	) %
Non-recurring	356	369	(13)	(3.5	) %
Total revenues	1,663	2,065	(402)	(19.5	) %

Operating costs and expenses:
Operations, research and development……	611	918	(307)	(33.4	) %
General and administrative	569	565	4	0.7%
Sales and marketing	398	395	3	0.8%
Amortization and depreciation	59	76	(17)	(22.4	) %
Total operating costs and expenses	1,637	1,954	(317)	(16.2	) %

Operating income	26	111	(85)	(76.6	) %

Other expense, net	1	1	--	--

Net income	$25	$110	$(85)	(77.3	) %

Revenues

For the three months ended June 30, 2016, total revenue decreased by $402,000, or 19.5%, to $1,663,000 from $2,065,000 for the comparable prior year period.  Recurring revenue decreased by $389,000, or 22.9%, to $1,307,000 for the three months ended June 30, 2016, from $1,696,000 for the comparable prior year period, primarily due to the previously noted loss of the HPE client in February 2016, and lower usage at certain other customers.  Non-recurring revenue decreased by $13,000, or 3.5%, to $356,000 for the three months ended June 30, 2016.

Operating Cost and Expenses

Costs of operations, research and development decreased by approximately $307,000, or 33.4%, to $611,000 for the three months ended June 30, 2016 from $918,000 for the comparable prior year period. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The decreased cost was due to higher costs capitalized for internally developed software, a headcount-related reduction in labor costs and lower scanning charges.

General and administrative costs increased by approximately $4,000, or 0.7%, to $569,000 for the three months ended June 30, 2016 from $565,000 for the comparable prior year period.

Sales and marketing costs increased by approximately $3,000, or 0.8%, to $398,000 for the three months ended June 30, 2016 from $395,000 for the comparable prior year period.

Amortization and depreciation decreased by approximately $17,000, or 22.4%, to $59,000 for the three months ended June 30, 2016 from $76,000 for the comparable prior year period, as the amortization of internally developed software costs were offset by existing assets that became fully depreciated during the interim period.

Operating Income

We had net operating income of $26,000 for the three months ended June 30, 2016, compared to net operating income of $111,000 for the comparable prior year period, due to the aforementioned decrease in recurring revenue.

Other Expense

Other expense of $1,000 for the three months ended June 30, 2016 were unchanged from the comparable prior year period.

Net Income

We had net income of $25,000 for the three months ended June 30, 2016, a decrease of $85,000 from the net income of $110,000 for the comparable prior year period, due to the aforementioned decrease in operating income.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following is a summary of operating results for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	2016	2015	Increase (Decrease)
Revenues:
Recurring	$2,807	$3,403	$(596)	(17.5	) %
Non-recurring	631	722	(91)	(12.6	) %
Total revenues	3,438	4,125	(687)	(16.7	) %

Operating costs and expenses:
Operations, research and development	1,347	1,811	(464)	(25.6	) %
General and administrative	1,159	1,186	(27)	(2.3	) %
Sales and marketing	674	780	(106)	(13.6	) %
Amortization and depreciation	120	156	(36)	(23.1	) %
Total operating costs and expenses	3,300	3,933	(633)	(16.1	) %

Operating income	138	192	(54)	(28.1	) %

Other expense, net	1	2	(1)	(50.0	) %
Provision for Income Taxes	--	--	--	--

Net income	$137	$190	$(53)	(27.9	) %

Revenues

For the six months ended June 30, 2016, total revenue decreased by $687,000, or 16.7%, to $3,438,000 from $4,125,000 for the comparable prior year period.  Recurring revenue decreased by $596,000, or 17.5%, to $2,807,000 for the six months ended June 30, 2016, from $3,403,000 for the comparable prior year period.  This was primarily due to the aforementioned loss of the HPE client in February 2016, and less usage by certain other customers.  Non-recurring revenue decreased by $91,000, or 12.6%, to $631,000 for the six months ended June 30, 2016 from $722,000 for the comparable prior year period primarily due to the non-recurrence of certain large prior year customer requested modifications.

Operating Costs and Expenses

Costs of operations, research, and development decreased by approximately $464,000, or 25.6%, to $1,347,000 for the six months ended June 30, 2016 from $1,811,000 for the comparable prior year period.  These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production, co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The decreased cost was due to higher costs capitalized for internally developed software, a headcount-related reduction in labor costs and lower scanning charges.

General and administrative costs decreased by approximately $27,000, or 2.3%, to $1,159,000 for the six months ended June 30, 2016 from $1,186,000 for the comparable prior year period, as higher payroll costs and professional fees were partially offset by the non-recurrence of the prior period’s legal and other expenses.

Sales and marketing costs decreased by approximately $106,000, or 13.6%, to $674,000 for the six months ended June 30, 2016 from $780,000 for the comparable prior year period, primarily due to a decrease in trade show (timing-related) and sales compensation expense.

Amortization and depreciation decreased by approximately $36,000, or 23.1%, to $120,000 for the six months ended June 30, 2016 from $156,000 for the comparable prior year period due to existing assets that became fully depreciated during the interim period.

Operating Income

We had operating income of $138,000 for the six months ended June 30, 2016, compared to operating income of $192,000 for the comparable prior year period, a decrease of $54,000 or 28.1%, due to the aforementioned decrease in revenue, partially offset by cost savings in all areas.

Other Expense, net

Other expense decreased by approximately $1,000 to $1,000 for the six months ended June 30, 2016 from $2,000 for the comparable prior year period.

Net Income

We had net income of $137,000 for the six months ended June 30, 2016, a decrease of approximately $53,000, or 27.9%, from the comparable prior year period, due to the aforementioned decrease in operating income.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2016, we had total stockholders’ equity of approximately $5,298,000, working capital of $2,752,000 and an accumulated deficit of $110,930,000.  Our cash increased by $128,000 during the six months ended June 30, 2016, to $2,503,000 on hand, with a corresponding decrease in trade accounts receivable.

Our primary sources for liquidity come from existing cash on hand and cash generated from operations.  We believe we have sufficient liquidity available to fund our operations for the next twelve months.

During the six months ended June 30, 2016, cash provided by operations was $452,000, compared to cash provided by operations of $928,000 for the six months ended June 30, 2015.  The decrease in cash provided by operations is primarily due to the timing of collections from our customers and the timing of payments to our vendors.

Cash used in investing activities totaled $313,000 and $92,000 for the six months ended June 30, 2016 and 2015, respectively, with both periods primarily reflecting the capitalization of internally developed software.

Cash used in financing activities totaled $11,000 and $13,000 for the six months ended June 30, 2016 and 2015, respectively, with both periods reflecting payments on capital leases, using cash provided by operations.

OUR CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in the audited financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2016.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2016, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 30, 2016, pursuant to the terms of the director compensation plan, each of Mr. Cannavino, Mr. Lund and Mr. Murabito were granted 3,765 shares of restricted stock.  The directors who received grants elected to defer receipt of shares until January 15th of the year following such director’s termination of services as a director.

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

101
The following materials from Direct Insite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015, (ii) Condensed Statements of Income for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited), (iii) Condensed Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (Unaudited), (iv) and Notes to Condensed Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT INSITE CORP.

/s/ Matthew E. Oakes
Matthew E. Oakes, Chief Executive Officer                    August 11, 2016

/s/ Lowell M. Rush
Lowell M. Rush, Chief Financial Officer                          August 11, 2016