Form 10-Q
period 2016-09-30
Paybox Corp.
filed 2016-11-10
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 0-20660

PAYBOX CORP
(Exact name of registrant as specified in its charter)

Delaware	11-2895590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 East Broward Boulevard, Suite 1550 Fort Lauderdale, Florida	33394
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (954) 510-3750

Direct Insite Corp.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of November 9, 2016, there were 13,077,046 shares of the registrant’s Common Stock outstanding.

PAYBOX CORP
(Formerly Direct Insite Corp.)

PART I – FINANCIAL INFORMATION

Item 1.    Financial Information

PAYBOX CORP
(Formerly Direct Insite Corp.)
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
		(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,584	$2,375
Accounts receivable	1,249	1,444
Prepaid expenses and other current assets	479	405
Total current assets	4,312	4,224
Property and equipment, net	1,229	934
Deferred tax assets	1,195	1,195
Other assets	220	247
Total assets	$6,956	$6,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,587	$1,468
Capital lease obligations	–	11
Deferred rent	29	37
Total current liabilities	1,616	1,516
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized; 13,100,888 and 12,979,536 shares issued and 13,060,961 and 12,939,609 shares outstanding in 2016 and 2015, respectively	1	1
Additional paid-in capital	116,590	116,478
Accumulated deficit	(110,923)	(111,067)
Common stock in treasury, at cost; 24,371 shares in 2016 and 2015	(328)	(328)
Total stockholders’ equity	5,340	5,084
Total liabilities and stockholders’ equity	$6,956	$6,600

See notes to condensed financial statements.

PAYBOX CORP
(Formerly Direct Insite Corp.)
CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except share data)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Recurring	$1,272	$1,683	$4,078	$5,086
Non-recurring	336	241	967	963
Total revenues	1,608	1,924	5,045	6,049
Operating costs and expenses:
Operations, research and development	663	771	2,010	2,582
General and administrative	481	566	1,640	1,752
Sales and marketing	399	337	1,073	1,117
Amortization and depreciation	56	64	176	220
Total operating costs and expenses	1,599	1,738	4,899	5,671
Operating income	9	186	146	378
Other expense, net	1	–	1	2
Income before provision for income taxes	8	186	145	376
Provision for income taxes	1	24	1	24
Net income	$7	$162	$144	$352

Basic income per share attributable to common stockholders	$0.00	$0.01	$0.01	$0.03

Diluted income per share attributable to common stockholders	$0.00	$0.01	$0.01	$0.03

Basic weighted average common stock outstanding	13,009	12,863	12,969	12,831

Diluted weighted average common stock outstanding	13,009	12,896	12,972	12,854

See notes to condensed financial statements.

PAYBOX CORP
(Formerly Direct Insite Corp.)
CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED
(in thousands)

	For the nine months ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities
Net income	144	352
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	176	220
Stock-based compensation expense	112	157
Deferred rent expense	(8)	(5)
Changes in operating assets and liabilities:
Accounts receivable	195	957
Prepaid expenses and other current assets	(47)	(151)
Accounts payable and accrued expenses	119	(133)
Deferred revenue	--	(50)
Total adjustments	547	995
Net cash provided by operating activities	691	1347

Cash flows from investing activities:
Purchases of property and equipment	(73)	(3)
Capitalization of internally developed software	(398)	(165)
Net cash used in investing activities	(471)	(168)

Cash flows used in financing activities:
Repayment of capital lease obligations	(11)	(18)

Net increase in cash and cash equivalents	209	1161
Cash and cash equivalents – beginning	2,375	871
Cash and cash equivalents – ending	2,584	2,032

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	3
Cash paid for income taxes	$--	$--

Schedule of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued directors’ fees	$--	103

See notes to condensed financial statements.

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Nature of Business

Paybox Corp (“Paybox” or the “Company”) operates as a Software as a Service provider (“SaaS”), providing financial supply chain automation and workflow efficiencies within the Procure-to-Pay and Order-to-Cash processes. Specifically, Paybox’s global electronic invoice (“e-invoice”) management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a business-to-business transaction based “fee for services” business model.

On September 26, 2016, the Company changed its name from Direct Insite Corp. to Paybox Corp to align the corporate name and brand with the Company’s globally deployed Working Capital Management Platform, Paybox®.

The Company’s revenue comes from (i) recurring, on-going services that are billed monthly; and (ii) non-recurring, professional services derived from the configuration of the Company’s software platform.

Throughout the year, the Company operated redundant data centers in Miami, Florida, and Amsterdam, Netherlands.

As described in Note 9, the Company has four major customers that accounted for 86.4% and 87.7% of the Company’s revenue for the three months ended September 30, 2016 and 2015, respectively, and 88.4% and 89.7% of the Company’s revenue for the nine months ended September 30, 2016 and 2015, respectively. Loss of any of these customers would have a material effect on the Company.

In November 2015, we were notified by HP Enterprise Services (“HPE”) that one of its clients, representing approximately 3.9% and 14.7% of our revenue for the nine months ended September 30, 2016 and 2015, respectively, was terminating its contract with HPE effective February 23, 2016. As disclosed in our Current Report on Form 8-K filed with the SEC on February 19, 2016, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to terminate its use of our services, and accordingly, the Company has not recorded revenue from this client after February 2016. We were further notified by HPE in August 2016 that another of its clients, representing 5.8% and 6.3% of our revenue for the nine months ended September 30, 2016 and 2015, respectively, was terminating its contract with HPE effective August 15, 2016, and accordingly, the Company has not recorded revenue from this client after August 2016.

Note 2 - Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed interim financial statements include the accounts of Paybox. The condensed balance sheet as of September 30, 2016, the condensed statements of operations for the three and nine months ended September 30, 2016 and 2015 and the condensed statements of cash flows for the nine months ended September 30, 2016 and 2015 have not been audited. These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2015 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. These interim condensed financial statements include all adjustments which management considers necessary for a fair presentation of the financial statements and consist of normal recurring items. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Internally Developed Software

The Company released the first phase of PAYBOX®, a new version of its accounts receivable platform in November 2014. It was designed for a global bank and is available to all Order-to-Cash process customers. According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company is able to capitalize the costs associated with the application development stage of a project. The Company started amortizing capitalized costs when the software was ready for use and placed in service in November 2014. The capitalized costs are being amortized on a straight-line basis over the estimated five-year useful life of the software. As additional functionality is added, costs incurred are capitalized in accordance with ASC 350-40. Precontract software development costs are generally charged to operating costs and expenses as incurred, however, in accordance with professional standards the Company defers precontract costs when such costs are directly associated with specific anticipated contracts for which recovery is probable.

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

The computation of diluted weighted average common shares outstanding used in the calculation of diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	13,009	12,863	12,969	12,831
Stock Options	--	6	--	2
Restricted stock grants	--	27	3	21
Weighted average shares outstanding-diluted	13,009	12,896	12,972	12,854

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Stock Options	480	530	514	596
Unvested stock grants	143	7	139	10
Potential anti-dilutive common shares	623	537	653	606

Note 2 - Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company has cash deposits in excess of the maximum amounts insured by the Federal Depository Insurance Corporation at September 30, 2016 and December 31, 2015.

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

Several ASUs were issued during March through November 2016 that modified ASU 2014-09, Revenue from Contracts with Customers. The Company is currently evaluating the effect of the new accounting guidance, including these modifications, on its financial statements or notes thereto.

Note 3 – Property and Equipment

Property and equipment (with their respective useful lives) consist of the following at September 30, 2016 and December 31, 2015 (in thousands):

	2016	2015
Computer equipment and purchased software (3 years)	$1,449	$1,378
Internally developed software either placed or not yet placed in service (5 years)	1,499	1,101
Furniture and fixtures and leasehold improvements (5 – 7 years)	161	159
	3,109	2,638
Less: accumulated depreciation and amortization	(1,880)	(1,704)
Property and equipment, net	$1,229	$934

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2016 and 2015 was approximately $56,000 and $64,000, respectively.

Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2016 and 2015 was approximately $176,000 and $220,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2016 and December 31, 2015 (in thousands):

	2016	2015
Trade accounts payable	$352	$262
Sales taxes payable	539	539
Accrued directors’ fees	402	377
Other accrued expenses	294	290
Total accounts payable and accrued expenses	$1,587	$1,468

Note 5 – Capital Lease Obligations

The Company had equipment under two capital lease obligations that expired as of June 2016. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets. There were no remaining payments due under these capital leases as of September 30, 2016.

The implied interest rates related to these capital leases range from 7.4% to 8.9%. The gross book value and the net book value of the related assets are approximately $77,000 and $1,000, respectively, as of September 30, 2016, and $77,000 and $21,000, respectively, as of December 31, 2015.

Note 6 – Stockholders’ Equity
Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock, of which none were issued and outstanding as of September 30, 2016 and December 31, 2015.

Common Stock, Options and Stock Grants

Nine Months Ended September 30, 2016

During the nine months ended September 30, 2016, 162,000 restricted common shares were granted with an aggregate grant date fair value of approximately $100,000. During the nine months ended September 30, 2016, approximately 121,000 restricted common shares with an aggregate grant date fair value of approximately $82,000 vested. During the nine months ended September 30, 2016, the Company recognized approximately $30,000 of stock based compensation expense related to the expected vesting of stock options.

Nine Months Ended September 30, 2015
During the nine months ended September 30, 2015, 135,000 restricted common shares were granted with an aggregate grant date fair value of approximately $100,000. During this time, approximately 81,000 restricted common shares with an aggregate grant date fair value of approximately $65,000 vested. During the nine months ended September 30, 2015, the Company issued 111,602 shares of restricted common stock pursuant to the Company’s Directors’ Deferred Compensation Plan dated January 1, 2008 (the “Directors’ Deferred Compensation Plan”). These shares were issued to settle approximately $103,175 of accrued directors’ fees to two former directors for past services. During the nine months ended September 30, 2015, the Company recognized $92,000 of stock based compensation expense related to the expected vesting of 124,000 options. Outstanding options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly amounts through the fourth anniversary of the grant date. In March 2015, 90,000 options were awarded to employees. These options vest over three years with 33% vesting at the end of each of the three years. These options expire after a five-year term.

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

Stock Option Plans

The Company has granted options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards. Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans. Options generally vest over three to four years and expire five years from the date of the grant. On June 3, 2014, the Company’s stockholders approved the adoption of the 2014 Stock Incentive Plan (the “2014 Plan”).  The 2014 Plan replaces the 2004 Stock Option/Stock Issuance Plan which expired on August 20, 2014.  The 2014 Plan provides for the grant of non-qualified stock options, incentive stock options, and stock appreciation rights, shares of restricted stock, stock units and shares of unrestricted stock.  Eligible participants include officers, employees and directors.  The aggregate number of shares authorized for issuance under the 2014 Plan is 1,200,000, and is subject to adjustment as described in the 2014 Plan. As of September 30, 2016, 622,808 shares were available for issuance under the 2014 plan. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The following is a summary of stock option activity for nine months ended September 30, 2016, relating to all of the Company’s common stock plans:

	Shares	Weighted Average Exercise	Weighted AverageRemaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at January 1, 2016	600	$1.24	2.10	$--
Expired	(20)	$1.20	--	$--
Forfeited…………………………	(100)	$1.65	--	$--
Outstanding at September 30, 2016	480	$1.16	1.27	$--
Exercisable at September 30, 2016	395	$1.18	0.61	$--

The following table summarizes stock option information as of September 30, 2016:

		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Term	(in thousands)
$0.90	90	3.5 years	30
$1.15	310	0.4 years	310
$1.50	80	2.2 years	55
Total	480	1.27 years	395

As of September 30, 2016, there was approximately $38,000 of unrecognized compensation costs related to stock options outstanding.

Note 6 – Stockholders’ Equity (continued)

Restricted Stock Grants

A summary of the status of the Company’s non-vested stock grants as of September 30, 2016 and changes during the nine months then ended is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2016	78	$0.74
Granted	161	$0.62
Vested	(121)	$0.68
Non-vested at September 30, 2016	118	$0.64

The future expected expense as of September 30, 2016 for non-vested shares is approximately $75,000 and will be recognized as expense through December 31, 2017.

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of September 30, 2016 and December 31, 2015.

The Company has identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined in ASC 740. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for tax years ended 2011 through 2015, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained upon audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the three months ended September 30, 2016 and 2015. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

 As of September 30, 2016, the Company has a federal net operating loss carryforward (“NOLs”) remaining of approximately $25 million, which may be available to reduce taxable income, if any. Due to changes in certain state tax laws, the previous state NOL of $20 million may no longer be utilized by the Company. Remaining federal net operating loss carry forwards expire from 2019 through 2035. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon a change in control of a company. During 2015, the Company performed an evaluation as to whether a change in control had taken place. Management believes that there has been no change in control in accordance with Section 382. However, if it is determined that an ownership change has taken place, either historically or in the future, utilization of its NOLs could be subject to severe limitations, which could eliminate a substantial portion of the future income tax benefits of the NOLs. The NOL carryforward as of September 30, 2016 included approximately $1,195,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

Note 8 – Commitment and Contingencies

The Company had an employment agreement with Matthew E. Oakes, Chief Executive Officer and Chairman of the Board of Directors, for a term effective June 1, 2013 through December 31, 2016. On February 20, 2016, Mr. Oakes’ employment agreement was superseded by a new employment agreement extending the term through December 31, 2017. The agreement provides for a base salary of $24,583 per month, discretionary and annual incentive bonuses based on the Company’s performance in achieving prescribed revenue and earnings before interest and taxes (“EBIT”) targets. The agreement also provides for reimbursement of all out-of-pocket expenses reasonably incurred by him in the performance of his duties hereunder and certain severance benefits in the event of termination prior to the expiration date. If Mr. Oakes is terminated without cause or resigns from employment for “good reason” (as defined within Mr. Oakes’ employment agreement), he would receive one year of base salary and COBRA coverage at the Company’s expense. The Company shall continue to provide corporate lodging to Mr. Oakes through the term of his agreement.

Note 9 – Major Customers
Four customers, HP Enterprise Services (“HPE”), inclusive of its underlying customers, International Business Machines Corp (“IBM”), Saint Gobain Shared Services Corp. (“SGSS”), and one other customer, accounted for a significant portion of the Company’s revenues for the respective three and nine month periods ended September 30, 2016 and 2015 as follows:

	For the three months ended		For the nine months ended
	2016	2015	2016	2015
HPE Customer A	--%	15.7%	3.9%	14.7%
HPE Customer B	14.0	11.7	13.6	11.8
HPE Customer C	3.0	6.6	5.8	6.3
Total HP	17.0%	34.0%	23.3%	32.8%
IBM	43.9	36.4	41.3	37.8
SGSS	10.8	7.8	10.3	7.3
Other Major Customer	14.7	9.5	13.5	10.0
Total Major Customers	86.4%	87.7%	88.4%	89.7%
Others	13.6	12.3	11.6	12.1
Total	100.0%	100.0%	100.0%	100.0%

Three customers accounted for a significant portion of the Company’s accounts receivable as follows as of the following dates (in thousands):

	September 30, 2016	December 31, 2015
HPE	$274	$389
IBM	466	467
One Other Major Customer	237	224
Total	$977	$1,080

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

OVERVIEW

The Company was incorporated under the laws of the State of Delaware on August 27, 1987. We consummated our initial public offering in 1992. In May 1990, we changed our name to Computer Concepts, Inc., in August 2000, we changed our name to Direct Insite Corp., and in September 2016, we changed our name to Paybox Corp (“Paybox”).

Paybox operates as a SaaS, providing best practice financial supply chain automation and workflow efficiencies within the Order-to-Cash and Procure-to-Pay processes. Specifically, Paybox’s global e-invoice management services automate complex manual business processes such as invoice validation, order matching, consolidation, dispute handling, and e-payment processing in a business-to-business transaction based “fee for services” business model.

Through the automation and workflow of Order-to-Cash and Procure-to-Pay processes and the presentation of invoices, orders, and attachment data via a self-service portal, Paybox is helping our customers reduce manual invoice-to-order reconciliation costs, reduce the frequency of inquiries and disputes, improve cash flow, increase competitiveness and improve customer satisfaction.

Paybox is currently delivering service and business value across the Americas, Europe, and Asia, including more than 100 countries, in 17 languages and multiple currencies. Paybox processes more than $160 billion in invoice value annually on behalf of our clients. Paybox processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents, making them accessible on-line with an internet self-service portal. Suppliers, customers, and internal departments, such as Finance and Accounting or Customer Service users, can easily access their business documents.

Our revenue comes from (i) recurring, on-going services that are billed monthly; and (ii) non-recurring, professional services derived from the configuration of our software platform.

HP Enterprise Services (“HPE”) accounted for approximately 17.0% and 34.0% of revenue for the three months ended September 30, 2016 and 2015, respectively, and approximately 23.3% and 32.8% of revenue for the nine months ended September 30, 2016 and 2015, respectively. As of December 31, 2015, we had three principal contracts with HPE providing e-invoice services. These contracts have terms ranging from one to five years. The contracts may be terminated by either party with ninety days’ advance written notice. In November 2015, we were notified by HPE that one of its clients, representing approximately 3.9% and 14.7% of our revenue for the nine months ended September 30, 2016 and 2015, respectively was terminating its contract with HPE effective February 23, 2016. As disclosed in our Current Report on Form 8-K filed with the SEC on February 19, 2016, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to terminate its use of our services, and accordingly, the Company has not recorded revenue from this client after February 2016. We were further notified by HPE in August 2016 that another of its clients, representing 5.8% and 6.3% of our revenue for the nine months ended September 30, 2016 and 2015, respectively, was terminating its contract with HPE effective August 15, 2016, and accordingly, the Company has not recorded revenue from this client after August 2016.

International Business Machines, Inc. (“IBM”), representing approximately 43.9% and 36.4%, of revenue for the three months ended September 30, 2016 and 2015, respectively, and approximately 41.3% and 37.8%, of revenue for the nine months ended September 30, 2016 and 2015, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet. We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units. On October 28, 2013, one of these contracts was extended for a three-year period, through December 31, 2016, and is renewable annually thereafter. The other contract was renewed through December 31, 2016, and is renewable annually thereafter. The contracts may be terminated by either party with ninety days advance written notice.

RECENT DEVELOPMENTS

On September 26, 2016, the Company, pursuant to a certificate of amendment to the Company’s certificate of incorporation filed with the Secretary of State of the State of Delaware, changed the Company’s corporate name from Direct Insite Corp. to Paybox Corp to align the corporate name and brand with the Company’s globally deployed Working Capital Management Platform, Paybox®.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following is a summary of operating results for the three months ended September 30, 2016 and 2015 (in thousands):

	2016	2015	Increase (Decrease)
Revenues:
Recurring	$1,272	$1,683	$(411)	(24.4)%
Non-recurring	336	241	95	39.4%
Total revenues	1,608	1,924	(316)	(16.4)%

Operating costs and expenses:
Operations, research and development	663	771	(108)	(14.0)%
General and administrative	481	566	(85)	(15.0)%
Sales and marketing	399	337	62	18.4%
Amortization and depreciation	56	64	(8)	(12.5)%
Total operating costs and expenses	1,599	1,738	(139)	(8.0)%

Operating income	9	186	(177)	(95.2)%

Other expense, net	1	--	1	0%
Provision for Income Tax	1	24	(23)	(95.8)%
Net income	$7	$162	$(155)	(95.7)%

Revenues

For the three months ended September 30, 2016, total revenue decreased by $316,000, or 16.4%, to $1,608,000 from $1,924,000 for the comparable prior year period.  Recurring revenue decreased by $411,000, or 24.4%, to $1,272,000 for the three months ended September 30, 2016, from $1,683,000 for the comparable prior year period, primarily due to the previously noted loss of the HPE clients in February and August 2016. Non-recurring revenue increased by $95,000, or 39.4%, to $336,000 for the three months ended September 30, 2016, due to higher customer requested modifications and enhancements.

Operating Costs and Expenses

Costs of operations, research and development decreased by approximately $108,000, or 14.0%, to $663,000 for the three months ended September 30, 2016 from $771,000 for the comparable prior year period. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The decrease was primarily due to a headcount-related reduction in compensation expense and lower cloud license fees, partially offset by higher scanning charges.

General and administrative costs decreased by approximately $85,000, or 15.0%, to $481,000 for the three months ended September 30, 2016 from $566,000 for the comparable prior year period, primarily due to a decrease in salary expense and legal fees.

Sales and marketing costs increased by approximately $62,000, or 18.4%, to $399,000 for the three months ended September 30, 2016 from $337,000 for the comparable prior year period, due to higher compensation and trade show expenses, partially offset by lower professional fees.

Amortization and depreciation decreased by approximately $8,000, or 12.5%, to $56,000 for the three months ended September 30, 2016 from $64,000 for the comparable prior year period, as the amortization of internally developed software costs were offset by existing assets that became fully depreciated during the interim period.

Operating Income

We had operating income of $9,000 for the three months ended September 30, 2016, compared to operating income of $186,000 for the comparable prior year period, due to the aforementioned decrease in revenue offset by the lower expenses.

Other Expense, net

Other expense for the quarter was $1,000, compared $0 in the comparable prior year period.

Provision for Income Taxes

We recorded a Florida income tax provision of $24,000 during the third quarter of 2015 and $1,000 during the third quarter of 2016.

Net Income

Net income decreased by approximately $155,000, to $7,000, for the three months ended September 30, 2016, compared to net income of $162,000 for the comparable prior year period, due to the decrease in operating income, partially offset by a reduction in the income tax provision.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following is a summary of operating results for the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015	Increase (Decrease)
Revenues:
Recurring	$4,078	$5,086	$(1,008)	(19.8)%
Non-recurring	967	963	4	0.0%
Total revenues	5,045	6,049	(1,004)	(16.6)%

Operating costs and expenses:
Operations, research and development	2,010	2,582	(572)	(22.2)%
General and administrative	1,640	1,752	(112)	(6.4)%
Sales and marketing	1,073	1,117	(44)	(3.9)%
Amortization and depreciation	176	220	(44)	(20.0)%
Total operating costs and expenses	4,899	5,671	(772)	(13.4)%

Operating income	146	378	(232)	(61.4)%

Other expense, net	1	2	1	50.0%
Provision for Income Tax	1	24	(23)	(95.8)%

Net income	$144	$352	$(208)	(59.1)%

Revenues

For the nine months ended September 30, 2016, total revenue decreased by $1,004,000, or 16.6%, to $5,045,000 from $6,049,000 for the comparable prior year period.  Recurring revenue decreased by $1,008,000, or 19.8%, to $4,078,000 for the nine months ended September 30, 2016, from $5,086,000 for the comparable prior year period. This was primarily due to the previously noted loss of the HPE clients in February and August 2016. Non-recurring revenue increased by $4,000, to $967,000 for the nine months ended September 30, 2016 from $963,000 for the comparable prior year period.

Operating Costs and Expenses

Costs of operations, research, and development decreased by approximately $572,000, or 22.2%, to $2,010,000 for the nine months ended September 30, 2016 from $2,582,000 for the comparable prior year period. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance.  Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services.  The lower expense reflects a $438,000 headcount-related decrease in compensation expense and lower cloud license fees.

General and administrative costs decreased by approximately $112,000, or 6.4%, to $1,640,000 for the nine months ended September 30, 2016 from $1,752,000 for the comparable prior year period, due to lower compensation-related costs and legal and professional fees.

Sales and marketing costs decreased by approximately $44,000, or 3.9%, to $1,073,000 for the nine months ended September 30, 2016 from $1,117,000 for the comparable prior year period, due to lower consulting and professional fees.

Amortization and depreciation decreased by approximately $44,000, or 20.0%, to $176,000 for the nine months ended September 30, 2016 from $220,000 for the comparable prior year period as the amortization of internally developed software costs were offset by existing assets that became fully depreciated during the interim period.

Operating Income

Operating income decreased by approximately $232,000 to $146,000 for the nine months ended September 30, 2016, compared to operating income of $378,000 for the comparable prior year period, due to the aforementioned decrease in revenue, partially offset by the decrease in operating costs and expenses.

Other Expense, net

Other expense decreased to $1,000 for the nine months ended September 30, 2016 from $2,000 for the comparable prior year period.

Provision for Income Tax

We recorded a Florida income tax provision of $24,000 during the third quarter of 2015. This provision decreased by $23,000 to $1,000 due to the reduction in income.

Net Income

We had net income of $144,000 for the nine months ended September 30, 2016, a decrease of approximately $208,000, or 59.1%, from net income of $352,000 for the comparable prior year period, due to the aforementioned decrease in operating income.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2016, we had total stockholders’ equity of approximately $5,340,000, working capital of $2,696,000 and an accumulated deficit of $110,923,000. Our cash increased by $209,000 during the nine months ended September 30, 2016, to $2,584,000 of cash on hand as of September 30, 2016, with a corresponding decrease in trade accounts receivable.

Our primary sources for liquidity come from existing cash on hand and cash generated from operations. We believe we have sufficient liquidity available to fund our operations for the next twelve months.

During the nine months ended September 30, 2016, net cash provided by operations was $691,000, compared to cash provided by operating activities of $1,347,000 for the comparable prior year period. The decrease in cash provided from operations is primarily due to lower net income, the timing of payments from our customers and the timing of payments to our vendors.

Cash used in investing activities totaled $471,000 and $168,000 for the nine months ended September 30, 2016 and 2015, respectively, with both periods reflecting the capitalization of internally developed software and purchase of hardware.

Cash used in financing activities totaled $11,000 and $18,000 for the nine months ended September 30, 2016 and 2015, respectively, reflecting payments on equipment notes and capital leases, primarily using cash provided by operations.

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

Item 4.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2016, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 30, 2016, pursuant to the terms of the director compensation plan, each of Mr. Cannavino, Mr. Lund and Mr. Murabito were granted 5,787 shares of restricted stock. The directors who received grants elected to defer receipt of shares until January 15th of the year following such director’s termination of services as a director.

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

10.1
Employment Agreement, effective January 1, 2016 by and between Paybox Corp and Matthew E. Oakes (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2016).

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

101
The following materials from Paybox’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015, (ii) Condensed Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited), (iii) Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited), (iv) and Notes to Condensed Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYBOX CORP

Date: November 10, 2016	By:	/s/ Matthew E. Oakes
Matthew E. Oakes
Chairman and Chief Executive Officer

	By:	/s/ Lowell M. Rush
Lowell M. Rush
Chief Financial Officer