Form 10-K
period 2016-12-31
Paybox Corp.
filed 2017-03-29
CIK 879703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,931,412.

As of March 13, 2017, there were 13,153,160 shares of the registrant’s Common Stock outstanding.

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

OVERVIEW

Paybox Corp, originally named Unique Ventures, Inc., (hereinafter referred to at times as “Paybox”, “our”, “we”, or the “Company”) was incorporated under the laws of the State of Delaware on August 27, 1987. We consummated our initial public offering in 1992. In May 1990, we changed our name to Computer Concepts, Inc. and in August 2000, we changed our name to Direct Insite Corp. In September 2016, we changed our name to Paybox Corp to align the corporate name and brand with the Company’s globally deployed Working Capital Management Platform, PAYBOX®.

Our Business

Paybox operates as a software as a service provider (“SaaS”) that provides a powerful unified working capital management platform for Order-to-Cash and Procure-to-Pay processes that facilitate over $160 billion worth of transactions annually between more than 375,000 companies worldwide.

The flagship component of Paybox’s unified working capital management platform is PAYBOX®, an Order-to-Cash process that provides an innovative receivables automation solution which combines electronic invoicing, online approvals and adjustments, Payment Card Industry (“PCI”)-compliant electronic payments, and integration with any legacy accounting, enterprise resource planning (“ERP”) or lockbox system. PAYBOX is sold both through banks to corporate users of their treasury management and lockbox services, and directly to corporations. Banks and corporations use PAYBOX to reduce Days Sales’ Outstanding, lower costs, and improve straight-through accounts receivables (“AR”) posting.

Paybox’s unified working capital management platform also provides a powerful component that transforms Procure-to-Pay processes. The component delivers end-to-end capabilities for supplier registration, invoice capture, electronic invoicing, workflow, electronic payments, discount management, spend management, and business intelligence. The platform is uniquely suited for financial shared services environments.

Paybox’s clients include IBM, Siemens, Hewlett Packard Enterprise Services, Saint Gobain, Carlson Wagonlit Travel, and one of the world’s largest financial institutions.

Our revenue comes from (i) recurring, on-going services that are billed monthly; and (ii) non-recurring, professional services derived from the configuration of our software platform.

HP Enterprise Services (“HPE”) accounted for approximately 21.5%, 33% and 38% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had one principal contract remaining with HPE providing e-invoice services, which contract expires in June 2018. The contracts may be terminated by either party on ninety days’ advance written notice. As disclosed in our Current Reports on Form 8-K filed with the SEC on November 23, 2015 and February 19, 2016, we were notified by HPE that one of its clients, representing approximately 3.0% and 14.7% of our revenue for the years ended December 31, 2016 and 2015, respectively, was terminating its contract with HPE effective February 23, 2016. Despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to terminate its use of our services, and accordingly, the Company has not recorded revenue from this client after February 2016. We were further notified by HPE in August 2016 that another of its clients, representing 4.5% and 6.3% of our revenue for the years ended December 31, 2016 and 2015, respectively, was terminating its contract with HPE effective August 15, 2016, and accordingly, the Company has not recorded revenue from this client after August 2016.

International Business Machines, Inc. (“IBM”), representing approximately 42.5%, 37.3% and 38.1% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet. We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units. Both of these contracts were extended for a one-year period, through December 31, 2017, and are renewable annually thereafter. The contracts may be terminated by either party with one hundred eighty days’ advance written notice. As noted in our Current Reports on Form 8-K filed with the SEC on March 3, 2017, we were notified by IBM that one of these contracts will be terminated on September 1, 2017. Approximately 35.1% and 31.3% of the Company’s revenues were attributable to this agreement with IBM in the years ended December 31, 2016 and 2015, respectively. It is possible that the Company may continue to provide certain services relating to this agreement on a month-to-month basis following termination, but there can be no assurances that the Company will continue to provide such services to this client.

We have two other customers, representing approximately 24.0%, 18.1% and 13.0% combined of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively. These customers both utilize our accounts payable automation solution and are contracted with us through September 2019 and December 2019, respectively

PRODUCTS AND SERVICES

Paybox provides a unified working capital management platform for Order-to-Cash and Procure-to-Pay processes.

Order-to-Cash: PAYBOX®

Paybox’s flagship solution is a working capital management platform, called PAYBOX. PAYBOX combines capabilities for: e-invoicing, online approvals and adjustments, electronic payments, and integration with ERP, AR, and lockbox systems.

In November 2014, Paybox successfully launched PAYBOX for a global bank client. The bank is using PAYBOX to provide white-label accounts receivable automation to a leading consumer goods provider. The bank is now marketing PAYBOX to its treasury management client base.

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

●
Integration: Provides a remittance file for reconciliation and posting. PAYBOX is ERP-agnostic, and Paybox is an SAP-Certified Business Partner. Additionally, the PAYBOX platform was developed to coexist with legacy lockbox processing platforms.

●
Downstream Financing: Facilitates dynamic discount and supply chain financing.

Paybox rounds out its PAYBOX offering with a third-party print/mail partnership to manage the paper-to-electronic transition all firms face.

PAYBOX is delivered exclusively as a SaaS offering.

Although corporations can purchase PAYBOX directly from Paybox, we also sell PAYBOX through banks as a white-labeled solution. The flexibility of PAYBOX helps banks accelerate their integrated receivables strategy. A bank could, for example, use PAYBOX as an e-invoicing and electronic payments solution for commercial clients, while interfacing with wholesale lockbox to offer an integrated receivables solution later on.

Procure-to Pay: e-invoice Automation for Accounts Payable

Paybox’s e-invoice Management for Accounts Payable increases accounts payable productivity by streamlining and automating manual supplier invoice validation, inquiry and approval processes.

Paybox’s Procure-to-Pay service is focused on providing the following significant business benefits:

●
Eliminate manual invoice validation processes
●
Improve on-time payments and the ability to capture early payment discounts

●
Increase supplier e-invoice submission
●
Reduce Accounts Payable call center traffic
●
Enhance supplier relationships and overall ease of business

Supplier Self-Service Portal

Paybox’s Procure-to-Pay service offering includes a supplier self-service portal and e-invoice presentment capability that is able to reduce call center traffic by resolving inquiries without human intervention. Paybox’s online portal allows suppliers to access their invoice status, invoice line items, attachments, payment status, and other relevant billing information on their own time, at any time and without having to call or wait for support.

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

Invoice Matching and Workflow Exception Handling

Paybox’s Procure-to-Pay service allows Accounts Payable administrators the ability to configure robust invoice validation business rules where inbound supplier invoices can be automatically matched against orders, variable consumption reports, or other business documents. Noncompliant invoices and line items are flagged and routed for exception workflow handling.

Vendor Boarding and Supplier Services

A key component of deploying Procure-to-Pay services is to assure that suppliers register with such services and are properly ‘boarded’ into the Procure-to-Pay environment. Paybox provides a complete set of suppliers’ services such as webinars, training materials, and help services embedded within the service offering. Additionally, Paybox provides vendor boarding campaigns which include statistical analysis of vendor invoice submission, and calling and email programs that effectively communicate the buyer’s strategic direction to the suppliers requiring their participation.

Invoice Approval & Payment

Once invoices have been validated they can be routed to the Accounts Payable financial system for disbursement or paid within the Paybox self-service portal. The service fully integrates with all of the major ERP systems, ensuring seamless system interoperability.

Audit and Traceability

Paybox’s Procure-to-Pay and Order-to-Cash service offerings support a complete audit log whereby all internal and external user actions are logged, tracked and presented in views of user activity history. At any time, authorized administrators can review online user activity and monitor user adoption.

SALES AND MARKETING

Channels to Market

Paybox has two primary marketing channels: (i) direct: through our sales representatives; and (ii) indirect: through strategic partners, like HPE. These channels are supported by a technical sales support group.

Direct

Our direct sales organization consists of senior sales associates complemented by sales support resources. The sales associates and support resources are primarily responsible for qualifying direct opportunities. Sales associates engage in direct sales activities that include business value analysis and alignment, capabilities demonstrations, procurement and contract management. Paybox’s executive management team is actively involved with and complements Paybox’s direct sales organization.

Indirect

Paybox continues to pursue and utilize both reseller agreements and strategic partnerships as tools in our effort to acquire new customers and revenue streams and in certain instances enhance our current offerings to existing accounts. Paybox has executed reseller agreements with several business partners, such as HPE, who provide Business Process Outsourcing/Financial Services and offer our Accounts Payable/Accounts Receivable Automation and Payment services to their existing clients, or in certain cases we develop and deploy a dual go-to-market strategy to new clients. Paybox has formed strategic partnerships with several business partners who provide inbound mail drop boxes, paper scanning services, image capture, image and document routing and reporting services and in certain other cases, both software and financial certification and verification services. The utilization of both these reseller agreements and strategic partnerships is a critical and cost effective way to be introduced to new customers and potential revenue streams. Further, Paybox is able to leverage the investment of our partners to combine and enhance the Paybox suite of products that can be introduced and sold to the market.

The successful launch of PAYBOX in 2014 created a partnership with Paybox’s global bank client. As a result of such partnership, PAYBOX has been introduced to the global bank’s existing and potential customers and the Company expects that will continue in the future.

Technical Sales Support and Post-Sales Account Management

Paybox has a pre-sales support staff and adds post-sales support to the existing client services management group as it secures new business. This group is responsible for technical sales presentations, developing proposals and pricing, contract administration and post-implementation account relationship management.

Certified Partnerships

In 2010, Paybox achieved SAP partner certification. As a result of the certified integration, Invoices On-Line (“IOL”) now provides seamless interoperability with more than twenty different business objects supported by SAP ERP systems. This allows Paybox SAP customers the ability to automate and extend their Procure-to-Pay or Order-to-Cash processes to the cloud, including purchase order distribution, invoice receipt and validation, workflow, and electronic payments.

RESEARCH AND DEVELOPMENT

The computer software industry is characterized by rapid technological change, which requires ongoing development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or changes in manufacturers’ hardware and software so require.

We believe that our research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of December 31, 2016, our research and development group consisted of 14 employees. Further, when needed, we retain the services of independent professional consultants. We seek to recruit highly qualified employees, and our ability to attract and retain such employees is expected to be a principal factor in our success in maintaining a leading technological position. For the years ended December 31, 2016, 2015 and 2014, research and development expenses were approximately $1,367,000, $1,560,000 and $1,738,000, respectively. An additional $107,000, $194,000 and $474,000 were accounted for as capitalized software in 2016, 2015 and 2014, respectively. We believe that continued investments in research and development are required in order to remain competitive.

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

Many of our current and potential competitors have greater name recognition, larger installed customer bases, longer operating histories, and substantially greater financial, technical and marketing resources than Paybox. We cannot assume that current and potential competitors will not develop products that may be or may be perceived to be more effective or responsive to technological change than are our current or future products or that our technologies and products will not be rendered obsolete by such developments. Increased competition could result in price reductions, reduced margins or loss of market share.

EMPLOYEES

We have 37 employees, of whom 32 were full-time, all in the United States, including 24 in production, development and technical support (20 full-time), 3 in sales and marketing, 5 in technical sales support and post-sales management, and 5 in corporate finance and administration. Our future success will depend in part upon our continued ability to attract and retain highly skilled and qualified personnel. We believe that our relations with our employees are good, and we have no collective bargaining agreements with any labor unions.

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

Our principal executive office is located at 500 East Broward Boulevard, Suite 1550, Fort Lauderdale, Florida 33394. Our telephone number is (954) 510-3750. Our website is www.gopaybox.com. The information on, or that can be accessed through, our website is not incorporated by reference into this annual report and should not be considered to be a part of this annual report.

Item 1A.
RISK FACTORS

Not Applicable.

Item 1B.
UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.
DESCRIPTION OF PROPERTIES

As of December 31, 2016, we maintained leased facilities in the locations listed below:

Annual
Description	Location	Square Footage	Lease Term	Rental Cost
Corporate office	Ft. Lauderdale, FL	5,806	02/08/13 – 07/31/18	$198,000
Co-location facility	Miami, FL	Note 1	8/18/16 – 08/17/17	$ 121,000
Co-location facility	Amsterdam, Netherlands	Note 2	11/1/14 – 10/31/18	$ 87,000

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

Not Applicable.

PART II

Item 5.
MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is traded on the OTC QB under the symbol “DIRI” through November 11, 2016, and since then has traded under the symbol “PBOX”. The following table sets forth the high and low closing prices for our common stock by the quarters indicated:

	Closing Stock Price
	High	Low
Year ended December 31, 2016:
1st Quarter	$0.74	$0.43
2nd Quarter	$0.76	$0.56
3rd Quarter	$0.69	$0.33
4th Quarter	$0.56	$0.30

Year ended December 31, 2015:
1st Quarter	$0.90	$0.72
2nd Quarter	$1.18	$0.74
3rd Quarter	$1.09	$0.86
4th Quarter	$0.97	$0.54

(b)
As of March 13, 2017 there were 2,514 stockholders of record of our common stock.
(c)
In 2016 and 2015, the Company paid no dividends to stockholders. Further dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Item 6.    SELECTED FINANCIAL DATA

Not Applicable.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated under the laws of the State of Delaware on August 27, 1987. We consummated our initial public offering in 1992. In May 1990, we changed our name from Unique Ventures, Inc. to Computer Concepts, Inc., in August 2000, we changed our name to Direct Insite Corp., and in September 2016, we changed our name to Paybox Corp to align the corporate name and brand with the Company’s globally deployed Working Capital Management Platform, PAYBOX®.

Paybox operates as a SaaS provider, providing best practice financial supply chain automation and workflow efficiencies within the Order-to-Cash and Procure-to-Pay processes. Specifically, Paybox’s global e-invoice management services automate complex manual business processes such as e-invoice presentment, online approval and dispute handling, order matching, consolidation, and e-payment processing in a business-to-business transaction based “fee for services” business model.

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

Paybox is currently delivering service and business value across the Americas, Europe, and Asia, including more than 100 countries, in 35 currencies and 17 languages. Paybox processes more than $160 billion in invoice value annually on behalf of our clients. Paybox processes, distributes and hosts millions of invoices, purchase orders, and supporting attachment documents, making them accessible on-line with an internet self-service portal. Suppliers, customers, and internal departments, such as Finance and Accounting or Customer Service users, can easily access their business documents. For more than ten years, Paybox has built a track record in automating some of the most demanding financial environments, including the global shared services environments for some of the world's largest companies.

HPE accounted for approximately 21.5% and 33% of our revenue for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had one remaining principal contract with HPE providing e-invoice services. This contract terminates in June 2018. The contract may be terminated by either party with ninety days’ advance written notice. In November 2015, we were notified by HPE that one of its clients, representing approximately 3.0% and 14.7% of our revenue for the years ended December 31, 2016 and 2015, respectively, was terminating its contract with HPE effective February 23, 2016. As disclosed in our Current Report on Form 8-K filed with the SEC on February 19, 2016, despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to terminate its use of our services, and accordingly, the Company has not recorded revenue after February 2016 in connection with this contract. We were further notified by HPE in August 2016 that another of its clients, representing 4.5% and 6.3% of our revenue for the years ended December 31, 2016 and 2015, respectively, was terminating its contract with HPE effective August 15, 2016, and accordingly, the Company has not recorded revenue from this client after August 2016.

IBM, representing approximately 42.5% and 37.3% of our revenue for the years ended December 31, 2016 and 2015, respectively, utilizes our suite of services to allow its customers from around the globe to receive, analyze, dispute and cost allocate all of their invoice data in their local language and currency via the internet. We have two principal contracts with IBM to provide e-invoice services for substantially all of IBM’s operating units. During December 2016, both of these contracts were extended for a one-year period, through December 31, 2017, and are renewable annually thereafter. These contracts may be terminated on one hundred eighty days’ advance written notice. In February 2017, we were notified by IBM that they are terminating one of their contracts with us effective September 1, 2017. Approximately 35.1% and 31.3% of the Company’s revenues were attributable to this agreement with IBM in the years ended December 31, 2016 and 2015, respectively. We are in active discussions with IBM to continue providing a portion, if not all, of the level of services historically provided but there can be no assurances that such discussions will result in the continuing of services to this client.

We have two other customers, representing approximately 24.0% and 18.1% combined of our revenue for the years ended December 31, 2016 and 2015, respectively. These customers both utilize our accounts payable automation solution and are contracted with us through September 2019 and December 2019, respectively.

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

Capitalization of Internally Developed Software

In November 2014, we released the first phase of PAYBOX®, a next generation version of our accounts receivable platform. It was designed for a global bank client and will be available to all Order-to-Cash process customers. According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, we are able to capitalize the costs associated with the application development stage of a project. We started amortizing capitalized costs of this first phase when the software was ready for use and placed in service in November 2014. The capitalized costs are being amortized on a straight-line basis over the estimated five-year useful life of the software. As additional functionality is added, costs incurred are capitalized in accordance with ASC 350-40. During 2016, in accordance with professional standards the Company had been deferring precontract costs software development costs that were determined to be directly associated with specific anticipated contracts for which recovery is possible. Although we renewed our contract with IBM in December 2016, we were notified in February 2017 of their intention to terminate one of our contracts effective September 2017. We have therefore expensed all costs capitalized during the year ($372,000) during the fourth quarter of 2016.

RESULTS OF OPERATIONS

The following is a summary of our operating results for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015	Increase (Decrease)
Revenues:
Recurring	$5,303	$6,745	$(1,442)	(21.4) %
Non-recurring	1,209	1,266	(57)	(4.5)%
Total revenues	6,512	8,011	(1,499)	(18.7)%

Operating costs and expenses:
Operations, research and development	3,015	3,389	(374)	(11.0)%
Sales and marketing	1,468	1,417	51	3.6%
General and administrative	2,091	2,321	(230)	(9.9)%
Amortization and depreciation	230	289	(59)	(20.4)%
Total operating costs and expenses	6,804	7,416	(612)	(8.3)%

Operating income (loss)	(292)	595	(887)	(100%)+
Other expense, net	(263)	(4)	(259)	(100%)+

Income (loss) before provision for income taxes	(555)	591	(1,146)	(100%)+
Provision for income taxes	(916)	(23)	(893)	(100%)+

Net income (loss)	$(1,471)	$568	$(2,039)	(100%)+

Revenues

For the year ended December 31, 2016, revenue decreased $1,499,000, or 18.7%, to $6,512,000 compared to $8,011,000 in 2015. Recurring revenue decreased $1,442,000, or 21.4%, to $5,303,000 in 2016 from $6,745,000 in 2015. This was primarily due to the loss of two significant channel partner customers during 2016. Non-recurring revenue decreased by $57,000, or 4.5%, to $1,209,000 in 2016 from $1,266,000 in 2015 primarily due to the non-recurrence of certain prior year customer-requested modifications, partially offset by higher scanning fees.

Operating Costs and Expenses

Costs of operations, research and development decreased by $374,000, or 11.0%, to $3,015,000 for the year ended December 31, 2016 compared to $3,389,000 in 2015. These costs consist principally of salaries and related expenses for software development, programming, custom engineering, network services, and quality control and assurance. Also included are costs for purchased services, network costs, costs of the production co-location facilities and other expenses directly related to our custom engineering and SaaS services. The decrease was primarily due to reduced salary expense resulting from lower headcount ($274,000), a decrease in subcontractor usage and lower cloud license fees, partially offset by higher scanning charges. Salary costs of approximately $372,000 that had been deferred as precontract costs earlier in 2016 were expensed in the fourth quarter of 2016 due to the notification of termination of one of the IBM contracts.

Sales and marketing costs increased by approximately $51,000, or 3.6%, to $1,468,000 for the year ended December 31, 2016 from $1,417,000 for the comparable prior year period, primarily due to a lower consulting and professional fees, partially offset by increased trade show and marketing expenses, resulting from a more targeted marketing approach.

General and administrative costs decreased by $230,000, or 9.9%, to $2,091,000 for the year ended December 31, 2016, compared to $2,321,000 in 2015, primarily due to lower compensation-related costs.

Amortization and depreciation expense decreased by $59,000, or 20.4%, to $230,000 for the year ended December 31, 2016 compared to $289,000 in 2015, as the amortization of internally developed software costs were offset by existing assets that became fully depreciated during the year.

Operating Income (Loss)

For the year ended December 31, 2016, we had an operating loss of $292,000, compared to operating income of $595,000 for the year ended December 31, 2015, a decrease of $887,000. The loss reflects the lower revenue that resulted from the loss of two significant channel partner customers as discussed above.

Other Expense, net

Other expense, net for the year ended December 31, 2016, was $263,000 compared to $4,000 in 2015, an increase of $259,000. The costs were related to the Company’s potential reverse stock split as disclosed on Form 8-K in December 2016.

Provision for Income Taxes

We had a provision for income taxes in 2016 of $916,000, compared with $23,000 in 2015, resulting from an additional valuation allowance against our deferred tax asset, resulting from revised projections of taxable income for future periods.

Net Income (Loss)

For the year ended December 31, 2016, we had a net loss of $1,471,000 compared to net income of $568,000 for the year ended December 31, 2015. The change resulted from the operating loss, the costs of the Company’s potential reverse stock split and the additional valuation allowance against our deferred tax asset.

Financial Condition and Liquidity

As of December 31, 2016, the Company had total stockholders’ equity of $3,758,000, working capital of $2,377,000 and an accumulated deficit of $112,538,000. The Company’s cash decreased by $29,000 during the year ended December 31, 2016, to $2,346,000 on hand as of December 31, 2016, while accounts receivable decreased by $169,000 to $1,275,000.

Cash provided by operating activities for the year ended December 31, 2016 was $154,000, and primarily consisted of: (i) net loss of $1,471,000; (ii) non-cash valuation allowance against deferred tax asset of $916,000; (iii) non-cash charges for amortization and depreciation of $230,000; (iv) non-cash stock-based compensation expense of $145,000; (v) a decrease in accounts receivable of $169,000; and (vi) increases in accounts payable and accrued liabilities of $144,000.

Cash provided by operating activities for the year ended December 31, 2015 was $1,732,000, and primarily consisted of: (i) net income of $568,000; (ii) non-cash charges for amortization and depreciation of $289,000; (iii) non-cash stock-based compensation expense of $213,000; and (iv) a decrease in accounts receivable of $963,000, partially offset by decreases in accounts payable and accrued liabilities of $217,000 and in deferred revenue of $52,000, and an increase in prepaid expenses and other current assets of $25,000.

Cash used in investing activities was $172,000 and $203,000 for the years ended December 31, 2016 and 2015, respectively, due primarily to capitalization of internally developed software in both years.

Cash used in financing activities was $11,000 and $25,000 for the years ended December 31, 2016 and 2015, respectively, reflecting payments on capital leases.

As a result of these operating, investing and financing activities, cash decreased by $29,000 to $2,346,000 at December 31, 2016, compared to a cash increase of $1,504,000 to $2,375,000 at December 31, 2015.

The Company’s primary source of liquidity is cash generated from operations. We believe that our current cash balance along with cash generated from operations, will meet our liquidity needs for the next twelve months from the filing of this annual report. No assurances can be given, however, that this will be the case. If the Company moves forward with its intended reverse stock split as described in the Form 8-K filed as of December 19, 2016, it is expected that substantial cost savings will be derived. Should we require more liquidity than our current cash balances and cash generated from operations will provide, we believe we could obtain additional liquidity through debt or equity financing.

The Company does not have any material commitments for capital expenditures.

Net Operating Loss Carry Forwards

At December 31, 2016, the Company has federal and state net operating loss carryforward (“NOLs”) remaining of approximately $25 million and $329,000, respectively, which may be available to reduce taxable income, if any. Due to changes in certain state tax laws, the previous state NOL of $20 million may no longer be utilized by the Company. Remaining federal net operating loss carry forwards expire from 2019 through 2036. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon an ownership change of a company. During 2016, we performed an evaluation as to whether an ownership change had taken place. We believe that there has been no ownership change as such term is defined in Section 382. If it is determined that an ownership change has taken place, utilization of the NOLs will be subject to limitations in future periods, which could eliminate a substantial portion of the future income tax benefits of the NOLs.

During 2016, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded it is more likely than not that approximately $280,000 of tax benefits relating to NOLs will be utilized.

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

None.

Item 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). The term disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B.
OTHER INFORMATION

None.

PART III

Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of March 15, 2017, the names, ages and positions of the directors, executive officers and key employees of the Company are as follows:

			Director
Name	Age	Position	Since
Matthew E. Oakes	54	Chairman of the Board of Directors, Chief Executive Officer and President	2011
James A. Cannavino(1)	72	Director	2000
Paul Lisiak(1)(2)	43	Director	2012
Thomas C. Lund(3)	73	Director	2011
John J. Murabito(1)	61	Director	2011
Lowell Rush	60	Chief Financial Officer, Secretary and Treasurer

(1) Member of the Audit Committee
(2) Member of the Governance and Nominating Committee
(3) Member of the Compensation Committee

Matthew E. Oakes was appointed Chairman of the Board of Directors on June 3, 2014. He has held the position of Chief Executive Officer since May 25, 2011 and has served as President since March 2009. He previously held the position of Executive Vice President and Chief Operating Officer from August 2006, and Executive Vice President – Client Services since November of 2002. Prior to joining the Company, Mr. Oakes served for three years as the Chief Operating Officer for Direct Media Networks a New York based e-commerce and technology company. He held executive positions in Westinghouse Communities Inc. including Managing Director of Operations. Mr. Oakes received a Juris Doctorate of Law from Nova Southeastern University and a Bachelor’s Degree in Business from Cornell University. Prior to attending Cornell University, he served with the United States Marine Corps in the Special Operations Group of the 3rd Marine Division and as a Marine Drill Instructor at the Marine Corp Recruit Depot, Paris Island, South Carolina. As President and Chief Executive Officer, Mr. Oakes brings to the Board an intimate knowledge of the Company’s business and a management perspective. Mr. Oakes has shaped the corporate vision of Paybox and is focused on driving strategic business growth for the Company. He leads the organization in the development and execution of all business processes and operations, and drives constant improvement initiatives to ensure complete client satisfaction.

James A. Cannavino has been a director since March 2000, served as Chairman of the Board from March 2000 to May 2011, and served as Chief Executive Officer from December 2002 to May 2011. From September 1997 to April 2000 he was the non-executive Chairman of Softworks, Inc. (a then wholly owned subsidiary of the Company), which went public and was later sold to EMC. Mr. Cannavino was also the Chief Executive Officer and Chairman of the Board of Directors of CyberSafe, Inc., a corporation specializing in network security, from April 1998 to July 2001. In August 1995, he was appointed as President and Chief Operating Officer of Perot Systems Corporation and in 1996 was elected to serve as Chief Executive Officer through July 1997. Prior to that, he served as a Senior Vice President at IBM, responsible for strategy and development. Mr. Cannavino held various positions at IBM for over thirty years beginning in 1963. He also served on the IBM Corporate Executive Committee and Worldwide Management Council, and on the Board of IBM’s integrated services and solutions company. Mr. Cannavino presently serves on the Boards of 1-800 Flowers, after 30 years as a Board member is now an emeritus Board member of the National Center for Missing and Exploited Children, and is the Chairman of the Board of the International Center for Missing and Exploited Children. He recently was the Chairman of the Board of Marist College in Poughkeepsie, New York and continues to serve on the Board. Mr. Cannavino brings to our Board knowledge and experience regarding our history and operations and, generally, the computer software industry, finance and capital markets.

Paul Lisiak has been a director since May 2012 and is the Managing Partner of Metropolitan Equity Partners, which employs a special situation investment strategy with a particular focus on financial services.  Prior thereto, he was a member of the Global High Yield team at Lazard Asset Management.  Mr. Lisiak graduated with a BA in Economics from the University of Pennsylvania and was an English Speaking Union Fellow. He is currently a board member of CreditMax, Paybox Corp (PBOX.QB), New Credit America and Next Level Finance Partners.  He is also an observer at BizFi.com.  Mr. Lisiak brings to our Board experience in finance and management oversight, as well as the perspective of the Companyís largest outside stockholder, whom he represents.

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

Lowell Rush joined Paybox as acting Chief Financial Officer in October 2013, and was appointed its Chief Financial Officer, Secretary and Treasurer in December 2013.   Prior to joining the Company, Mr. Rush held positions as Chief Operating Officer of Cosmetic Dermatology, Inc. from 2011 to 2013, Vice President / Chief Financial Officer of Bijoux Terner from 2008 to 2010, and Chief Financial Officer of Little Switzerland, Inc. from 2006 to 2008, in addition to various financial management roles at Sunglass Hut International, Burger King Corp. and Knight-Ridder. He began his career with Big Four firms Ernst & Young and Deloitte & Touche. Mr. Rush is a Certified Public Accountant with a Bachelor of Science degree in Accounting from the State University of New York at Buffalo, and holds an Executive Masters of Business Administration degree in International Business from the University of Miami. Mr. Rush has more than 35 years of experience, primarily in financial management and operational development. He is experienced in strategic planning and implementation, SEC compliance and reporting, cost reduction and avoidance, and corporate development. He plays a key role in leading Paybox's financial organization as the Company continues to execute upon its growth strategy and explore new strategic opportunities. As noted in our Current Reports on Form 8-K filed with the SEC on March 15, 2017, Lowell Rush, the Company’s Chief Financial Officer, has announced his resignation effective March 31, 2017.

Term of Office and Family Relationships

All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships between any of our directors or executive officers. As noted in our Current Reports on Form 8-K filed with the SEC on March 15, 2017, Lowell Rush, the Company’s Chief Financial Officer, has announced his resignation effective March 31, 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC reports of their ownership of, and transactions in, the Company's common stock.

Code of Ethics

Paybox adopted a Corporate Code of Business Ethics in 2004 that applies to all employees, officers and directors. It is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. In addition, in 2005 the Company adopted an additional “Code of Ethics – Chief Executive and Chief Financial Officers” to comply with the Sarbanes-Oxley Act and the regulations of the SEC. This code is posted on our internet website at http://www.gopaybox.com/code-of-ethics/.

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has determined that each Director who serves on the Audit Committee is independent, as that term is defined by NASDAQ Listing Rule 5605(a)(2). From January 1, 2016 to December 31, 2016, the Audit Committee consisted of John Murabito, Paul Lisiak, and James Cannavino. The Board has determined that Messrs. Murabito, who currently serves as Chairman of the Audit Committee, Lisiak and Cannavino each qualify as an Audit Committee financial expert, as that term is defined in applicable regulations of the SEC.

Item 11.
EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation with respect to the Principal Executive Officer (“PEO”) and Chief Financial Officer for the years ended December 31, 2016 and 2015.

Summary Compensation Table
				Options	All Other
		Salary	Bonus	Awards	Compensation	TOTAL
Name	Years	($)	($)	($)(1)	($)(2)	($)
Matthew E. Oakes	2016	$295,000	$–	$–	$35,771	$330,771
President, Chief Executive Officer, Chairman of the Board (PEO) (3)	2015	$295,000	$102,500	$–	$33,875	$431,375

Lowell M. Rush	2016	$210,000	$10,000	$–	$–	$220,000
Chief Financial Officer (4)	2015	$202,500	$45,000	$44,100	$–	$291,600

1. This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. See assumptions used in determining the fair value in Note 6 to the financial statements.
2. All other compensation represents the value of corporate lodging for Mr. Oakes.
3. Mr. Oakes was appointed Chairman of the Board on June 3, 2014, Chief Executive Officer on May 25, 2011 and President on March 18, 2009. Mr. Oakes does not receive compensation for his service as a Director of the Company.
4. Mr. Rush was appointed Chief Financial Officer, Secretary and Treasurer on December 19, 2013. As noted in our Current Reports on Form 8-K filed with the SEC on March 15, 2017, Lowell Rush, the Company’s Chief Financial Officer, has announced his resignation effective March 31, 2017.

Employment Agreements

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning outstanding options, unvested stock and equity incentive plan awards for the named executives as of December 31, 2016:

	Option Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Matthew E. Oakes	210,000	--	--	$1.15	01/01/2017
Lowell Rush	60,000	20,000(1)	--	$1.50	12/19/2018
	30,000	60,000(2)	--	$0.90	03/31/2020

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

The following table summarizes certain information concerning each of the plans.

Plan	Expiration	Original Number of Shares	Options Granted, Net of Forfeitures During 2016	Options Outstanding at December 31, 2016	Restricted Stock Granted and Unissued	Shares Available for Grant at December 31, 2016
2003-A Plan	April 1, 2013	975,000	—	210,000	—	—
2004 Plan	August 20, 2014	1,200,000	—	169,999	—	—
2014 Plan	June 3, 2024	1,200,000	—	90,000	503,933	606,067

Directors’ Compensation

The following table provides the compensation earned by our non-employee Directors for the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
James A. Cannavino (1)	--	$26,824	$10,000	$36,824
Paul Lisiak (2)	$10,000	$26,824	$--	$36,824
Thomas C. Lund (3)	--	$26,824	$10,000	$36,824
John J. Murabito (4)	--	$26,824	$10,000	$36,824

Footnotes
(1)
Mr. Cannavino has been a Director since 2000 and a member of the Audit Committee since May 25, 2011. As of December 31, 2016, Mr. Cannavino had 226,189 shares of deferred and non-issued stock.
(2)
Mr. Lisiak has been a Director, member of the Audit Committee, and Chairman of the Governance and Nominating Committee since May 21, 2012. As of December 31, 2016, Mr. Lisiak had 168,491 shares of deferred and non-issued stock.
(3)
Mr. Lund was a Director and member of the Compensation Committee since May 25, 2011. As of December 31, 2016, Mr. Lund had 234,677 shares of deferred and non-issued stock.
(4)
Mr. Murabito has been a Director since May 25, 2011, and has been Chairman of the Audit Committee since May 21, 2012. As of December 31, 2016, Mr. Murabito had 283,605 shares of deferred and non-issued stock.

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

Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 1, 2017, (i) each person known by the Company to beneficially own more than 5% of the shares of outstanding common stock, based solely on filings with the SEC, (ii) each of the Company’s executive officers and directors and (iii) all of the Company’s executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power:

Name of Beneficial Owner (1)	Amount of Common Stock Beneficially Owned	Rights to Acquire Beneficial Ownership Through Exercise of Options and Warrants Within 60 Days	Total Beneficially Owned as % of Outstanding Shares
Metropolitan Equity Partners, LLC (2)	1,782,703	–	14.4%
James Cannavino (3)	2,654,479	8,021	19.6%
Thomas C. Lund (4)	2,506,753	8,021	18.5%
Paul Lisiak (5)	1,953,101	8,021	14.4%
Matthew E. Oakes	404,993	210,000	4.5%
John J. Murabito (6)	425,183	8,021	3.2%
Lowell M. Rush	-	93,333	*
All Officers and Directors as a Group (7 persons)	7,944,509	335,418	60.9%

* = Less than 1%

Footnotes
(1)
Unless otherwise indicated, the address of all Beneficial Owners is c/o Paybox, Inc., 500 East Broward Boulevard, Suite 1550, Fort Lauderdale, FL 33394.
(2)
The address of Metropolitan Equity Partners, LLC is 70 East 55th Street, 15th Floor, New York, NY 10022. Amount includes 214,211 shares owned by Metropolitan MEIH19, LP.
(3)
Includes 267,767 shares of restricted stock that have fully vested but not been issued and 8,021 shares of restricted stock that are expected to vest within 60 days.
(4)
Includes 236,419 shares of restricted stock that have fully vested but not been issued, and 8,021 shares of restricted stock that are expected to vest within 60 days.
(5)
Includes 1,782,703 shares of common stock held by Metropolitan Equity Partners, LLC, 170,398 shares of restricted stock that have fully vested but not been issued and 8,021 shares of restricted stock that are expected to vest within 60 days. Mr. Lisiak serves as Managing Partner of Metropolitan Equity Partners, LLC, which is the Manager of Metropolitan GP Holdings, LLC, Series METVP II ("MetGP II") and Metropolitan GP Holdings, LLC, Series MEIH19 ("MetGP"). MetGP II is the general partner of Metropolitan Venture Partners II, L.P. ("MetVP II") and MetGP is the general partner of Metropolitan MEIH19, LP ("MEIH19"). In addition, Mr. Lisiak is one the members of the board of directors of the general partner of Metropolitan Venture Partners, L.P.
(6)
Includes 285,183 shares of restricted stock that have fully vested but not been issued and 8,021 shares of restricted stock that are expected to vest within 60 days.

The following table sets forth certain information as of December 31, 2016, for all compensation plans (a description of which can be found under Item 11 of this report), including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding	Weighted Average Exercise Price Per Share of Outstanding	Number of Securities Available for Future Issuance Under Equity Compensation
	Options	Options	Plans
Equity compensation plans approved by security holders	469,999	$1.16	606,067

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

Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the aggregate fees for professional services rendered to us by Marcum LLP, our independent auditors, for the fiscal years ended December 31, 2016 and 2015:

	2016	2015
Audit Fees (1)	$121,000	$132,000
Tax Fees (2)	$12,000	$7,000
All Other Fees (3)	$25,000	$23,000

(1)
Audit Fees in 2016 and 2015 consisted of aggregate fees billed and to be billed for professional services rendered for the audit of our annual financial statements, review of the interim financial statements included in quarterly reports, and consents issued in connection with registration statements or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements.
(2)
Tax Fees in 2016 and 2015 consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning, including fees related to the preparation of federal and state income tax returns.
(3)
Other Fees in 2016 and 2015 consisted of the aggregate fees billed for professional services rendered for the examination of controls and issuance of an SSAE 16 Type II report related to the Company’s global electronic invoice management system.

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
101
Financial Statement from the Annual Report on Form 10-K of the Company for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2016 and 2015; (ii) Statements of Operations for the years ended December 31, 2016 and 2015; (iii) Statements of Stockholders' Equity for the years ended December 31, 2016 and 2015; and (iv) Statements of Cash Flows for the years ended December 31, 2016 and 2015.*

Footnotes

(1)
Filed with Form S-1, Registration Statement of the Company Reg. No 3-47322 and incorporated herein by reference.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29 day of March, 2017.

PAYBOX CORP

By:
Matthew E. Oakes, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2017:

President, Chief Executive Officer and
Matthew E. Oakes	Chairman of the Board of Directors

Chief Financial Officer, Secretary and Treasurer
Lowell Rush	(Principal Financial Officer and Principal Accounting Officer)

Director
James A. Cannavino

Director
Paul Lisiak

Director
Thomas C. Lund

Director
John J. Murabito

PAYBOX CORP
(Formerly Direct Insite Corp.)
FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of Paybox Corp

We have audited the accompanying balance sheets of Paybox Corp (formerly Direct Insite Corp.) (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paybox Corp as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
Fort Lauderdale, FL
March 29, 2017

PAYBOX CORP
(Formerly Direct Insite Corp.)
BALANCE SHEETS
(in thousands, except share data)
DECEMBER 31, 2016 AND 2015

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,346	$2,375
Accounts receivable	1,275	1,444
Prepaid expenses and other current assets	395	405
Total current assets	4,016	4,224
Property and equipment, net	876	934
Deferred tax assets	280	1,195
Other assets	225	247
Total noncurrent assets	1,381	2,376
Total assets	$5,397	$6,600

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,613	$1,468
Current portion of capital lease obligations	--	11
Deferred rent	26	37

Total current liabilities	1,639	1,516
Total liabilities	1,639	1,516

Commitments and contingencies

Stockholdersí equity:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $0.0001 par value; 50,000,000 shares authorized;13,138,007 and 12,979,536 shares issued and 13,098,080 and 12,939,609 shares outstanding in 2016 and 2015, respectively	1	1
Additional paid-in capital	116,623	116,478
Accumulated deficit	(112,538)	(111,067)
Common stock in treasury, at cost;24,371 shares in 2016 and 2015	(328)	(328)
Total stockholders' equity	3,758	5,084
Total liabilities and stockholders' equity	$5,397	$6,600

See notes to financial statements.

PAYBOX CORP
(Formerly Direct Insite Corp.)
STATEMENTS OF OPERATIONS
(in thousands, except per share data)
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Revenues:
Recurring	$5,303	$6,745
Non-recurring	1,209	1,266
Total revenues	6,512	8,011
Operating costs and expenses:
Operations, research and development	3,015	3,389
Sales and marketing	1,468	1,417
General and administrative	2,091	2,321
Amortization and depreciation	230	289
Total operating costs and expenses	6,804	7,416
Operating income (loss)	(292)	595
Other expense	(263)	(4)
Income (loss) before provision for income taxes	(555)	591
Provision for income taxes	(916)	(23)
Net income (loss)	$(1,471)	$568

Basic income (loss) per share	$(0.11)	$0.04

Diluted income (loss) per share	$(0.11)	$0.04

Basic weighted average common shares outstanding	12,989	12,846

Diluted weighted average common shares outstanding	12,989	12,865

See notes to financial statements.

PAYBOX CORP
(Formerly Direct Insite Corp.)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(in thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance January 1, 2015	12,720	$1	$116,161	$(111,635)	$(328)	$4,199

Issuance of common stock in settlement of accrued directors' fees	112	--	104	--	--	104
Employee stock based compensation expense	--	--	126	--	--	126
Common stock issued or issuable for directors' fees	108	--	87	--	--	87
Net income	--	--	--	568	--	568

Balance December 31, 2015	12,940	1	116,478	(111,067)	(328)	5,084

Employee stock based compensation expense	--	--	37	--	--	37
Common stock issued or issuable for directors' fees	158	--	108	--	--	108
Net loss	--	--	--	(1,471)	--	(1,471)
Balance December 31, 2016	13,098	$1	$116,623	$(112,538)	$(328)	$3,758

See notes to financial statements.

PAYBOX CORP
(Formerly Direct Insite Corp.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(in thousands)

	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,471)	$568
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	230	289
Deferred taxes	916	-
Stock-based compensation expense	145	213
Deferred rent expense	(11)	(7)
Changes in operating assets and liabilities:
Accounts receivable	169	963
Prepaid expenses and other current assets	32	(25)
Accounts payable and accrued expenses	144	(217)
Deferred revenue	-	(52)
Total adjustments	1,625	1,164
Net cash provided by operating activities	154	1,732

Cash flows from investing activities:
Purchases of property and equipment	(65)	(9)
Capitalization of internally developed software	(107)	(194)
Net cash used in investing activities	(172)	(203)

Cash flows from financing activities:
Repayment of capital lease obligations	(11)	(25)
Net cash used in financing activities	(11)	(25)

Net increase (decrease) in cash and cash equivalents	(29)	1,504
Cash and cash equivalents - beginning	2,375	871
Cash and cash equivalents - ending	$2,346	$2,375

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$5
Cash paid for income taxes	$-	$23

Schedule of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued directors' fees	$-	$104

See notes to financial statements.

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

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

Throughout the year, the Company operated redundant data centers in Miami, Florida and Amsterdam, Netherlands.

As described in Note 9, the Company has four major customers (one of which had separate contracts with multiple companies) that accounted for 88.0% and 88.3% of the Company’s revenue for the years ended December 31, 2016 and 2015, respectively. Loss of any of these customers, or any of the separate contracts under a main customer, could have a material effect on the Company.

In November 2015, the Company was notified by HP Enterprise Services (“HPE”) that one of its clients, representing approximately 3.0% and 14.7% of our revenue for the years ended December 31, 2016 and 2015, respectively, was terminating its contract with HPE effective February 23, 2016. Despite efforts to negotiate a direct contractual agreement with this client, the client ultimately decided to terminate its use of the Company’s services, and accordingly, the Company has not recorded revenue from this client after February 2016. The Company was further notified by HPE in August 2016 that another of its clients, representing 4.5% and 6.3% of our revenue for the years ended December 31, 2016 and 2015, respectively, was terminating its contract with HPE effective August 15, 2016, and accordingly, the Company has not recorded revenue from this client after August 2016.

In February 2017, the Company was notified by International Business Machine Corporation (“IBM”) that IBM was terminating the larger of two agreements with the Company effective September 1, 2017. The agreement had been scheduled to expire on December 31, 2017, and IBM exercised its right under the agreement to terminate on 180 days advance notice. Approximately 35.1% and 31.3% of the Company’s revenue in 2016 and 2015, respectively, was attributable to this agreement. Although there can be no assurances, it is possible that the Company may continue to provide certain services in this agreement on a month-to-month basis following termination.

During 2016 and the early part of 2017, the Company has signed several contracts to provide its services to new customers. Management believes that our current cash balance along with cash generated from operations, will meet our liquidity needs for a minimum of the next twelve months from the filing of this annual report.

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.

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

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Cost of Revenue

Cost of revenue in the statements of operations is included in operations, research and development costs and exclusive of amortization and depreciation which is shown separately. Professional Service costs related to uncompleted milestones are deferred and included in other current assets, when applicable. The Company expenses research and development costs as incurred except for costs in connection with the internally developed software, which are capitalized during the application development stage. For the years ended December 31, 2016 and 2015, research and development expenses were approximately $1,367,000 and $1,560,000, respectively.

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

Internally Developed Software

The Company released the first phase of PAYBOX®, a next generation version of its accounts receivable platform in November 2014. It was designed for a global bank and is available to all Order-to-Cash process customers. According to ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software (“ASC 350-40”), the Company is able to capitalize the costs associated with the application development stage of a project. The Company started amortizing capitalized costs when the software was ready for use and placed in service in November 2014. The capitalized costs are being amortized on a straight-line basis over the estimated five-year useful life of the software. As additional functionality is added, costs incurred are capitalized in accordance with ASC 350-40. Precontract software development costs are generally charged to operating costs and expensed as incurred, however, in accordance with professional standards the Company defers precontract costs when such costs are directly associated with specific anticipated contracts for which recovery is probable. Amortization of such costs is on a straight-line basis over the estimated term of the associated contracts when it is ready for use and placed in service. Although the Company renewed its contract with IBM in December 2016, the Company was notified in February 2017 of their intention to terminate one contract effective September 2017 (see Note 1). The Company has therefore written off all costs capitalized during 2016 ($372,000) during the fourth quarter of 2016. The costs are primarily included in operations, research and development in the accompanying statement of operations.

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

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)
Impairment of Long-Lived Assets (continued)

Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. There were no impairment charges recognized during the years ended December 31, 2016 and 2015.

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

Earnings Per Share

The Company displays earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the year ended December 31, 2016, the Company’s potentially dilutive securities were not included in the computation of diluted loss per share because their impact was anti-dilutive due to the net loss for the year.

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)
                    Earnings Per Share (continued)

The computation of basic and diluted EPS for the year ended December 31, 2015 (in thousands, except per share amounts) is as follows:

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

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following (in thousands):

	Year Ended December 31,
Anti-Dilutive Potential Common Shares	2016	2015
Options	503	575
Restricted stock	124	8

Total Anti-Dilutive Potential Common Shares	627	583

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

Management performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At December 31, 2016 and 2015, an allowance for doubtful accounts is not provided since, in the opinion of management, all accounts are deemed collectible. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

PAYBOX CORP
(Formerly Direct Insite Corp.)
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

The fair value of the Company’s common stock options is estimated using the Black Scholes-Merton option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate; and the expected life. The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2016.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. Concentrations of credit risk with respect to accounts receivable and revenue are disclosed in Note 9.

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management has not early adopted this standard. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee's shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the overall effect the standard will have on the financial statements and related disclosures.

Several ASUs were issued that modified ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process (ASC 606-10-05-4(a) through 4 (e)) to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.

During 2016 we began discussions that addressed the potential impact Topic 606 would have on the financial statements. Assessment to the impact on the financial statements will include an evaluation of the five steps outlined in ASC 606-10-05-4 (a) through (e) of 2016 along with enhancement of disclosures that will be required under paragraphs 606-10-50-1 through 50-21. We are still evaluating the overall effect the standard will have on the financial statements and related disclosures.

Topic 606 is effective for Paybox on January 1, 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. Paybox has not yet selected a transition method.

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the financial statements.

Note 3 – Property and Equipment

Property and equipment consist of the following as of December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Computer equipment and purchased software (3 years)	$1,434	$1,378
Internally developed software either placed or not yet placed in service (3 - 5 years)	1,208	1,101
Furniture and fixtures and leasehold improvements (5 – 7 years)	168	159
	2,810	2,638
Less: accumulated depreciation and amortization	(1,934)	(1,704)
Property and equipment, net	$876	$934

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2016 and 2015 was approximately $230,000 and $289,000, respectively.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Trade accounts payable	$361	$262
Sales taxes payable	539	539
Accrued directors’ fees	407	377
Other payables and accrued expenses	306	290
Total Accounts Payable and Accrued Expenses	$1,613	$1,468

Note 5 – Capital Lease Obligations

The Company had equipment under two capital lease obligations which expired at various times through June 2016. At December 31, 2015, the Company had outstanding future minimum payments of approximately $11,000 that were paid off in 2016. The implied annual interest rates related to these capital leases ranged from 7.4% to 8.9%. Amortization of assets under capital leases is included in depreciation expense.

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity

Preferred Stock

The Company has 2,000,000 authorized preferred shares of which none were issued and outstanding at December 31, 2016 and 2015.

Common Stock, Options and Stock Grants

Year Ended December 31, 2016

During the year ended December 31, 2016, 161,812 restricted common shares were granted to Directors with an aggregate grant date fair value of approximately $100,000. During the year ended December 31, 2016, approximately 158,471 restricted common shares with an aggregate grant date fair value of approximately $108,000 vested.

During the year ended December 31, 2016, no options were awarded. During the year December 31, 2016, the Company recognized approximately $37,000 of expense related to the vesting of outstanding stock options. For the year ended December 31, 2016, options to acquire 20,000 shares of common stock with a weighted average exercise price of $1.20 expired unexercised, and options to acquire 110,000 shares of common stock with a weighted average exercise price of $1.60 were forfeited.

Year Ended December 31, 2015

During the year ended December 31, 2015, 135,136 restricted common shares were granted to Directors with an aggregate grant date fair value of approximately $100,000. During the year ended December 31, 2015, approximately 108,064 restricted common shares with an aggregate grant date fair value of approximately $87,000 vested.

During the year ended December 31, 2015, the Company issued 111,602 shares of restricted common stock pursuant to the Company’s Directors’ Deferred Compensation Plan dated January 1, 2008. These shares were issued to settle approximately $104,000 of accrued directors’ fees to two former directors for past services.

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

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity (continued)
Common Stock, Options and Stock Grants (continued)

Stock Option Plans

The Company has granted options under multiple stock-based compensation plans that do not differ substantially in the characteristics of the awards.  Nonqualified and incentive stock options have been granted to directors, officers and employees of the Company under the Company’s stock option plans.  Options generally vest over three to four years and expire five years from the date of the grant. On June 3, 2014, the Company’s stockholders approved the adoption of the 2014 Stock Incentive Plan (the “2014 Plan”).  The 2014 Plan replaces the 2004 Stock Option/Stock Issuance Plan which expired on August 20, 2014.  The 2014 Plan provides for the grant of non-qualified stock options, incentive stock options, and stock appreciation rights, shares of restricted stock, stock units and shares of unrestricted stock.  Eligible participants include officers, employees and directors.  The aggregate number of shares authorized for issuance under the 2014 Plan is 1,200,000, and is subject to adjustment as described in the 2014 Plan.  There are 606,067 shares available for issue under the 2014 plan. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	600	$1.24	2.10	$--
Expired	(20)	$1.20	--	$--
Forfeited	(110)	$1.60	--	$--
Outstanding at December 31, 2016	470	$1.16	1.03	$--
Exercisable at December 31, 2016	390	$1.16	0.39	$--

The following is a summary of stock option activity for the year ended December 31, 2016, relating to all of the Company’s common stock option plans (share amounts are in thousands):

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity (continued)

Stock Option plans (continued)

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the following weighted-average assumptions for the year ended December 31, 2015:

2015
Expected term	3.75 years
Expected volatility	90%
Expected dividend yield	--
Risk-free interest rate	0.9%

The following table summarizes stock option information as of December 31, 2016:

		Weighted Average
	Number Outstanding	Remaining	Options Exercisable
Exercise Prices	(in thousands)	Contractual Life	(in thousands)
$0.90	90	3.25 years	30
$1.15	300	0.12 years	300
$1.50	80	1.97 years	60
Total	470	1.03 years	390

As of December 31, 2016, there was approximately $30,000 of unrecognized compensation costs related to stock options outstanding that will be recognized as expense over a weighted average period of 1.17 years.

Restricted Stock Grants

A summary of activity related to the Company’s non-vested stock grants for the year ended December 31, 2016 is presented below:

Non-Vested Shares	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-Vested at January 1, 2016	78	$0.74
Granted	162	$0.62
Vested	(159)	$0.68
Non-Vested at December 31, 2016	81	$0.64

The future expected expense for non-vested shares is approximately $75,000 and will be recognized on a straight-line basis over the period from January 1, 2017 through December 31, 2017.

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2016 and 2015.

The Company has identified its federal tax return and its state tax return in Florida as “major” tax jurisdictions, as defined in ASC 740, Income Taxes. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for tax years ended 2013 through 2016, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the years ended December 31, 2016 and 2015. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The following table summarizes components of the provision for (benefit from) current and deferred income taxes for the years ended December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Current
Federal	$0	$0
State and other	1	25

Total Current	1	25

Deferred
Federal	827	(2)
State and other	88	(0)

Total Deferred	915	(2)

Provision for Income Taxes	$916	$23

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

Note 7 – Income Taxes (continued)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2016 and 2015:

	2016	2015

U.S. Federal Statutory Tax Rate	34.0%	34.0%
Permanent items	(19.0)%	2.0%
State taxes	2.0%	4.0%
Expiration of capital loss carryforward	(93.0)%	(0.0)%
Impact of change in state tax laws on net operating losses	(165.0)%	-
Change in valuation allowance	76.0%	(36.0)%

Totals	(165.0)%	4.0%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2016 and 2015 are summarized as follows:

	2016	2015
	(in thousands)
Deferred Tax Assets
Net operating loss carryforwards	$8,622	$9,410
Tax credit carryforwards	347	347
Fixed and intangible assets	(182)	(92)
Charitable contributions	1	-
Value of stock options and stock compensation	501	453
Deferred rent	10	14
Capital loss carryforward	-	517
Accruals	153	142
	9,452	10,791
Valuation Allowance	(9,172)	(9,596)

Deferred Tax Assets, Net	$280	$1,195

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

Note 7 – Income Taxes (continued)

The change in the valuation allowance for deferred tax assets for the years ended December 31, 2016 and 2015 are summarized as follows:

	2016	2015
	(in thousands)
Beginning Balance	$9,596	$9,824
Change in Allowance	(424)	(228)

Ending Balance	$9,172	$9,596

As of December 31, 2016, the Company has federal and state net operating loss carryforward (“NOLs”) remaining of approximately $25 million and $329,000, respectively, which may be available to reduce taxable income, if any. Due to changes in certain state tax laws, the previous state NOL of $20 million may no longer be utilized by the Company. None of the federal NOLs expired in 2016 or 2015. The remaining federal net operating loss carryforwards expire from 2019 through 2036. However, Internal Revenue Code Section 382 rules limit the utilization of NOLs upon an ownership change of a company. During 2016, the Company performed an evaluation as to whether an ownership change had taken place. Management believes that there has been no ownership change as such applies to Section 382. However, if it is determined that an ownership change has taken place, either historically or in the future, utilization of its NOLs will be subject to limitations, which could eliminate a substantial portion of the future income tax benefits of the NOLs. The NOL carryforward as of December 31, 2016 included approximately $1,193,000 related to windfall tax benefits for which a benefit would be recorded in additional paid-in capital if and when realized.

During 2016, the Company reviewed previous positive and negative evidence and also reviewed its expected taxable income for future periods and concluded it is more likely than not that approximately $280,000 of tax benefits relating to NOLs will be utilized.

Note 8 – Commitments and Contingencies

Operating Leases

Operating leases are primarily for office space, data centers, equipment and automobiles.

On October 24, 2012, the Company entered into a 66-month lease, effective February 8, 2013, for 5,806 square feet of office space in downtown Ft. Lauderdale, Florida.

At December 31, 2016, the future minimum lease payments under operating leases are summarized as follows:

Year Ending December 31,	Amount

2017	$496,000
2018	225,000
Total	$721,000

Rent expense approximated $444,000 and $510,000 for the years ended December 31, 2016 and 2015, respectively.

PAYBOX CORP
(Formerly Direct Insite Corp.)
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

Note 9 – Major Customers

Four customers, HP Enterprise Services (“HPE”), International Business Machines Corp. (“IBM”), Saint Gobain Shared Services Corp. (“SGSS”) and one other customer, accounted for a significant portion of the Company’s revenues as follows (see Note 1):

	% of Total Revenues Year Ended December 31,
	2016	2015
HPE Customer A	3.0%	14.7%
HPE Customer B	14.0	11.9
HPE Customer C	4.5	6.3
Total HPE	21.5%	32.9%
IBM	42.5	37.3
SGSS	10.1	7.8
Other Major Customer	13.9%	10.3%
Total Major Customers	88.0%	88.3%
Others	12.0	11.7
Total	100.0%	100.0%

As of December 31, 2016 and 2015, HPE and IBM, along with two other major customers, accounted for a significant portion of the Company’s accounts receivable as follows (in thousands):

	December 31,
	2016	2015
Total HPE	$225	$389
IBM	453	467
Two Other Major Customers	321	395
Total	$999	$1,251

PAYBOX CORP
(Formerly Direct Insite Corp.)
NOTES TO FINANCIAL STATEMENTS

Note 10 – Subsequent Events

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-K. Other than information disclosed in Note 1 to the financial statements, the Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its financial statements.